Form 10-Q
period 1995-05-31
CABLETRON SYSTEMS INC
filed 1995-07-10
CIK 846909

                  SECURITIES AND EXCHANGE COMMISSION

                        Washington , D.C. 20549



                              Form 10-Q


             [x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended May 31, 1995

          [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 1-10228


                            CABLETRON SYSTEMS, INC.
            (Exact name of registrant as specified in its charter)



          Delaware                                    04-2797263
(State or other jurisdiction of                    (I.R.S Employer
 incorporation or organization)                  identification no.)


              35 Industrial Way, Rochester, New Hampshire 03867
            (Address of principal executive offices and Zip Code)


Registrant's telephone number, including area code: (603) 332-9400


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES -  X          NO

As of July 6, 1995 there were 71,638,946 shares the Registrant's common stock outstanding.



This document contains 12 pages


Exhibit index on page 11

                                  INDEX

                          CABLETRON SYSTEMS, INC.

                                                                    Page
                                                                     No.

Facing Page                                                           1

Index                                                                 2


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Consolidated Balance Sheets - May 31, 1995 and February 28,1995       3

Consolidated Statements of Income - Three months ended May 31,
1995 and 1994                                                         4

Consolidated Statements of Cash Flows - Three months ended
May 31, 1995 and 1994                                                 5

Notes to Consolidated Financial Statements - May 31, 1995             6

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations                                 7-8


PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                              9

Signatures                                                           10

Index to the Exhibits                                                11

Exhibit 11 - Statement re: Computation of Per Share Earnings         12

                        PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
CABLETRON SYSTEMS, INC.
Consolidated Balance Sheets
(in thousands of dollars)
                                                (unaudited)
                                                   May 31,  February 28,
Assets                                              1995        1995

Current Assets:
     Cash and cash equivalents                    $ 75,464    $114,032
     Short-term investments                        157,740     130,563
     Accounts receivable, net                      108,592      91,411
     Inventories                                   109,504     103,030
     Deferred taxes                                 20,075      20,062
     Prepaid expenses and other assets              12,703      11,998
          Total current assets                     484,078     471,096

Long-term investments                              161,676     101,333
Property, plant and equipment, net                 127,209     116,761
Capitalized software costs, net                        623         730
Total assets                                      $773,586    $689,920


Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable                              $ 37,717    $ 28,923
    Accrued expenses                                55,414      52,366
    Income taxes payable                            37,224      14,982
          Total current liabilities                130,355      96,271
Deferred taxes                                       6,117       6,128
          Total liabilities                        136,472     102,399

Stockholders' equity:
    Preferred stock, $1.00 par value. Authorized
      2,000 shares; none issued                          -           -
    Common stock $0.01 par value. Authorized
      80,000 shares; issued and outstanding 71,570
      and 71,469 respectively                          716         715
Additional paid-in capital                         111,643     110,564
    Retained earnings                              526,080     477,780
                                                   638,439     589,059
    Cumulative translation adjustment               (1,151)     (1,364)
    Notes receivable, stockholders                    (174)       (174)
         Total stockholders' equity                637,114     587,521

Total liabilities and stockholders' equity        $773,586    $689,920

CABLETRON SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands of dollars, except earnings per share)

                                                    Three Months Ended
                                                        (unaudited)
                                               May 31, 1995   May 31, 1994

Net sales                                          $240,754      $180,655
Cost of sales                                        97,433        73,598
     Gross profit                                   143,321       107,057

Operating expenses:
     Research and development                        26,019        18,137
     Selling, general and administrative             47,298        35,505
       Total operating expenses                      73,317        53,642

       Income from operations                        70,004        53,415

     Interest income                                  3,625         2,042
       Income before income taxes                    73,629        55,457

Income taxes                                         25,328        19,297
Net income                                          $48,301       $36,160

Net income per common share                           $0.68         $0.51
Weighted average number of shares outstanding        71,500        71,405

CABLETRON SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)

                                                  Three Months Ended
                                                      (unaudited)
                                              May 31, 1995    May 31, 1994

Cash flows from operating activities:
   Net income                                      $48,301         $36,160
   Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                   8,505           5,511
     Provision for (recovery of) losses
       on accounts receivable                        3,051          (1,125)
     Gain on disposal of property plant
       and equipment                                     -              79
     Deferred taxes                                    (23)              -
     Changes in assets and liabilities:
     Accounts receivables                          (17,376)            245
     Inventories                                    (6,297)         (8,393)
     Prepaid expenses and other assets                (635)         (2,195)
     Accounts payable and accrued expenses           8,300          (7,154)
     Income taxes payable                           22,236          15,820
         Net cash provided by operating
           activities                               66,062          38,948

Cash flows from investing activities:
     Capital expenditures                          (18,660)        (14,001)
     Purchases of marketable securities            (87,491)         18,970
         Net cash (used in) provided by
           investing activities                   (106,151)          4,969

Cash flows from financing activities:
     Proceeds from exercise of stock options         1,079             468
         Net cash provided by financing
           activities                                1,079             468

     Effect of exchange rate changes on cash           442             150

     Net (decrease) increase in cash and cash
           equivalents                             (38,568)         44,535

     Cash and cash equivalents, beginning of
        period                                     114,032          54,563

     Cash and cash equivalents, end of period      $75,464         $98,098


Supplemental information:
     Cash paid during the year for:
         Income taxes                             $  2,885          $3,533

            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. Accounting Policy

The information included in the foregoing interim financial statements is unaudited. In the opinion of management, all adjustments consisting of normal accruals necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year.

2. Inventories

The components of inventory are as follows:

                                   5/31/95           2/28/95

Raw materials                      $25,625           $22,420
Work in process                     30,932            22,869
Finished goods                     $51,947            57,741

   Total inventories              $109,504          $103,030

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Cabletron Systems' worldwide net sales of $240.8 million for the fiscal quarter ended May 31, 1995 represented a 33.2 percent increase over net sales of $180.7 million reported in the first quarter of the preceding year. The increase was primarily the result of higher sales of Multi Media Access Center (MMAC) and related items, inclusive of MMAC Plus, the next generation intellegent switching hubs, and small stackable hubs. International sales increased $24.0 million, or 49.5 percent, over the same quarter of the preceding year. As a percentage of net sales, international sales were 30.1 percent in the fiscal quarter ended May 31, 1995 compared to 26.8 percent for the same quarter of the preceding year.

Gross profit as a percentage of net sales for the three months ended May 31, 1995 was 59.5 percent, up .2 percent as compared to the same quarter of the preceding fiscal year.

Research and development costs increased to $26.0 million compared to $18.1 million for the same quarter of the prior fiscal year. As a percentage of net sales, spending for research and development increased to 10.8 percent from 10.0 percent for the same quarter of the preceding year. The higher spending for research and development reflected the hiring of additional software and hardware engineers and associated costs related to development of new products.

Spending for selling, general and administrative expenses for the three months ended May 31, 1995 increased to $47.3 million compared to $35.5 million for the same period of the preceding year. The increase in absolute spending dollars was predominantly due to increased sales volume. As a percentage of net sales, spending for selling, general and administration remained unchanged at 19.6 percent.

Net interest income in the current period was $3.6 million, compared to $2.0 million in the same period last year. Interest income in both periods reflect returns on invested cash, marketable securities and investments. The increase in interest income resulted from higher interest rates and increased cash reserves.

Income before income taxes increased to $73.6 million compared to $55.5 million for the same period of the prior fiscal year. As a percentage of net sales, income from operations before income taxes decreased to 30.6 percent from 30.7 percent from the same period of the prior fiscal year, primarily due to increased research and development spending.

For the period ended May 31, 1995, net income of $48.3 million represented an increase of 33.4 percent from $36.2 million for the same quarter a year ago.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities increased $49.0 million from $345.9 million at February 28, 1995 to $394.9 million at May 31, 1995, primarily as the result of favorable operating results offset in part by capital investments for future development and sales growth.

Accounts receivable at May 31, 1995 were $108.6 million compared to $91.4 million at February 28, 1995. Average days sales outstanding
(DSO) were 38 days for the quarter ended May 31, 1995 compared to 33 days of sales in accounts receivable at February 28, 1995. The increase was a result of the Company offering less stringent payment terms for some of its higher volume customers.

The Company has historically maintained higher levels of inventory than its competitors in the LAN industry in order to implement its policy of shipping most orders requiring immediate delivery within 24 to 48 hours. Worldwide inventories at May 31, 1995 were $109.5 million, or 98 days of inventory, compared to $103.0 million , or 104 days of inventory at the end of the prior fiscal year. The decrease in days in inventory from the quarter ended February 28, 1995 was due to the increase in sales volume offset, in part, by the absolute dollar increase in inventory.

Capital expenditures for the first quarter of fiscal 1996 were $18.7 million compared to $14.0 million for the same period of the preceding year. Capital expenditures the first three months of fiscal year 1996 included approximately $4.5 million for building costs of which $3.8 million was for the purchase of a 114,000-square-foot engineering building, $2.9 million for computer related equipment and $1.0 million for manufacturing and other related equipment.

Current liabilities at May 31, 1995 were $136.5 million compared to $102.4 million at the end of the prior fiscal year. This increase was mainly due to the growth in operations and the timing of disbursements.

In the opinion of management, internally generated funds from operations and existing cash, cash equivalents and short-term investments will prove adequate to support the Company's working capital and capital expenditure requirements for the next twelve months.

PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.

[a] There were no reports on Form 8-K filed during the quarter ended
May 31, 1995.

[b] Exhibit 11 - Statement re: Computation of Per Share Earnings
(page 12 of this report)

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                    CABLETRON SYSTEMS, INC.
                                    Registrant


      July 5, 1995                  /s/ Craig R. Benson
         Date                       Craig R. Benson
                                    Chairman of the Board,Treasurer,
                                    and Chief Operating Officer


      July 5, 1995                  /s/ David J. Kirkpatrick
         Date                       David J. Kirkpatrick
                                    Director of Finance and Chief
                                    Financial Officer

                             EXHIBIT INDEX

Exhibit                                                           Page
  No.      Exhibit                                                 No.

11.1       Statement regarding computation of per share earnings   12