Form 10-Q/A
period 1995-03-31
CABLETRON SYSTEMS INC
filed 1995-08-18
CIK 846909

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



This document contains 13 pages


Exhibit index on page 11

                                  INDEX

                          CABLETRON SYSTEMS, INC.

                                                                    Page
                                                                     No.

Facing Page                                                           1

Index                                                                 2


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Consolidated Balance Sheets - May 31, 1995 and February 28,1995       3

Consolidated Statements of Income - Three months ended May 31,
1995 and 1994                                                         4

Consolidated Statements of Cash Flows - Three months ended
May 31, 1995 and 1994                                                 5

Notes to Consolidated Financial Statements - May 31, 1995             6

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations                                 7-8


PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                              9

Signatures                                                           10

Index to the Exhibits                                                11

Exhibit 11 - Statement re: Computation of Per Share Earnings         12

Exhibit 27 - Financial Data Schedule                                 13

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