Form 10-Q
period 1995-08-31
CABLETRON SYSTEMS INC
filed 1995-10-06
CIK 846909

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                                 FORM 10-Q

                [x]QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR QUARTER ENDED: August 31, 1995

                    COMMISSION FILE NUMBER:    1-10228


                         CABLETRON SYSTEMS, INC.
            Exact name of registrant as specified in its charter

           DELAWARE                                    04-2797263
   (State of incorporation)                       (I.R.S. Employer
I.D.)

             35 Industrial Way, Rochester, New Hampshire 03867
           (Address of principal executive offices and Zip Code)

Registrant's telephone number, including area code: (603) 332-9400

Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES  X   NO

as of September 27, 1995 71,964,464 shares of the Registrant's
Common Stock were outstanding.

This document contains 18 pages
Exhibit index on page 12

                                INDEX


Page

Facing Page                                                               1

Index                                                                     2

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Consolidated Balance Sheets -- August 31, 1995 and
  February 28, 1995                                                       3

Consolidated Statements of Income -- Three and six
  months ended August 31, 1995 and 1994                                   4

Consolidated Statements of Cash Flows -- Six months
  ended August 31, 1995 and 1994                                          5

Notes to Consolidated Financial Statements -- August 31,
  1995                                                                    6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                  7-9

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security
         Holders                                                        10

Item 6.  Exhibits and Reports on Form 8-K                               10

Signatures                                                              11

Index to the Exhibits                                                   12

Exhibit 10 - The Company's 1995 Employee Stock Purchase Plan         13-17

Exhibit 11 - Statement re: Computation of Per Share
         Earnings                                                       18





                        PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
CABLETRON SYSTEMS, INC.
Consolidated Balance Sheets
(in thousands of dollars)
                                                     (unaudited)
                                             August 31,  February 28,
Assets                                           1995         1995

Current Assets:
     Cash and cash equivalents                 $155,710     $114,032
     Short-term investments                     104,409      130,563
     Accounts receivable, net                   115,340       91,411
     Inventories                                114,693      103,030
     Deferred taxes                              20,088       20,062
     Prepaid expenses and other assets           23,470       11,998
          Total current assets                  533,710      471,096

Long-term investments                           152,303      101,333
Property, plant and equipment, net              134,191      116,761
Capitalized software costs, net                     493          730
 Total assets                                  $820,697     $689,920


Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable                           $ 31,237      $28,923
    Accrued expenses                             68,557       52,366
    Income taxes payable                         19,904       14,982
          Total current liabilities             119,698       96,271
Deferred taxes                                    6,117        6,128
Total liabilities                               125,815      102,399

Stockholders' equity
    Preferred stock, $1.00 par value. Authorized
      2,000 shares; none issued                       -            -
    Common stock $0.01 par value. Authorized
      240,000 shares; issued and outstanding
      71,801 and 71,469 respectively                718          715
Additional paid-in capital                      116,702      110,564
    Retained earnings                           578,846      477,780
                                                696,266      589,059
    Cumulative translation adjustment            (1,360)     (1,364)
    Notes receivable, stockholders                  (24)       (174)
Total stockholders' equity                      694,882      587,521

Total liabilities and stockholders' equity     $820,697     $689,920



See accompanying notes to the consolidated financial statements.


CABLETRON SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands of dollars, except earnings per share)


                                                   (unaudited)
                                   Three Months Ended       Six Months Ended
                                         August 31,            August 31,
                                      1995       1994        1995       1994

Net sales                         $257,299   $194,044    $498,053   $374,699
Cost of sales                      104,120     78,929     201,553    152,527
     Gross profit                  153,179    115,115     296,500    222,172

Operating expenses:
     Research and development       27,861     20,210      53,880     38,347
     Selling, general and
       administrative               48,930     38,078      96,228     73,583
       Total operating expenses     76,791     58,288     150,108    111,930

       Income from operations       76,388     56,827     146,392    110,242

     Interest income                 4,041      2,168       7,666      4,210
       Income before income taxes   80,429     58,995     154,058    114,452

Income taxes                        27,663     20,530      52,992     39,827
Net income                         $52,766    $38,465    $101,066    $74,625

Net income per common share          $0.74      $0.54       $1.41      $1.04
Weighted average number of
 shares outstanding                 71,692     71,443      71,596     71,425




See accompanying notes to the consolidated financial statements.


CABLETRON SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)
                                                    (unaudited)
                                                   Six Months Ended
                                               August 31,    August 31,
                                                   1995         1994

Cash flows from operating activities:
   Net income                                  $101,066      $74,625
   Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization               16,467       11,875
     Recovery of losses on accounts
       receivable                                  (331)      (1,363)
     Forgiveness of notes receivables
       from shareholders                            151          119
     (Gain) loss on disposal of property plant
       and equipment                                (71)         116
     Deferred taxes                                 (38)           -
     Changes in assets and liabilities:
     Accounts receivables                       (22,680)       3,194
     Inventories                                (11,650)     (28,154)
     Prepaid expenses and other assets          (11,619)      (2,272)
     Accounts payable and accrued expenses       16,474        9,741
     Income taxes payable                         5,523       (4,483)
     Common stock issued to employee
       stock purchase plan                        1,376        1,029
         Net cash provided by operating
           activities                            94,668       64,427

Cash flows from investing activities:
     Capital expenditures                       (33,661)     (30,440)
     Purchases of marketable securities         (24,838)       7,277
         Net cash used in investing
           activities                           (58,499)     (23,163)

Cash flows from financing activities:
     Proceeds from exercise of stock options      4,764       (2,979)
     Net cash provided by (used in) financing
           activities                             4,764       (2,979)
     Effect of exchange rate changes on cash        745          302

     Net increase in cash and cash equivalents   41,678       38,587

     Cash and cash equivalents, beginning of
        period                                  114,032       54,563

    Cash and cash equivalents, end of period   $155,710      $93,150

Cash paid during the year for:
     Income taxes                               $44,928      $44,427


See accompanying notes to the consolidated financial statements.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

2.  Inventories

The components of inventory are as follows:

                                            8/31/95       2/28/95

Raw materials and supplies                  $23,430       $22,420
Work in process                              34,018        22,869
Finished goods                               57,245        57,741

Total inventories                          $114,693      $103,030


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of the Second Quarter ended August 31, 1995 vs Second
Quarter ended August 31, 1994

Cabletron Systems' worldwide net sales of $257.3 million for the fiscal quarter ended August 31, 1995 represented a 32.6 percent increase over net sales of $194.0 million reported in the second quarter of the preceding year. The increase was primarily the result of higher sales of Multi Media Access Centers (MMAC (TM)) and related items, inclusive of MMAC Plus, the next generation intelligent switching hubs and small stackable hubs. International sales as a percentage of total net sales decreased slightly to 27.0 percent in the quarter ended August 31, 1995 from 27.6 percent for the same quarter of the preceding year.

Gross profit as a percentage of net sales for the three months ended August 31, 1995 increased slightly to 59.5 compared to 59.3 percent for the quarter ended August 31, 1994 predominantly due to decreasing material costs.

Research and development costs increased to $27.9 million compared to $20.2 million for the same quarter of the preceding fiscal year. As a percentage of net sales, spending for research and development increased to 10.8 percent from 10.4 percent. The higher spending for research and development reflected increased numbers of software and hardware engineers hired and associated costs related to the development of new products, inclusive of MMAC Plus, the next generation intelligent switching hub.

Spending for selling, general and administrative expenses for the three months ended August 31, 1995 increased to $48.9 million compared to $38.1 million for the same period of the preceding year. As a percentage of net sales, spending for selling, general and administration was 19.0 percent compared to 19.6 percent for the same period of the preceding year. The absolute increase in spending was the result of increases in both the inside and outside sales forces in the United States and overseas and other administrative expenses which were primarily volume related. As a percentage of sales, selling and general administrative expenses decreased due to a net gain on the sale of securities.

Net interest income in the current period was $4.0 million, compared to $2.2 million in the same period last year. The increase in interest income resulted from higher interest rates and increased cash reserves.

Income before income taxes increased to $80.4 million compared to $59.0 million for the same period of the prior fiscal year. As a percentage of net sales, income before income taxes increased to
31.2 percent from 30.4 percent from the same period of the prior fiscal year, primarily due the net gain on sale of securities.

For the three month period ending August 31, 1995 net income of $52.8 million represented an increase of 37.1 percent from $38.5 million for the same quarter a year ago.

Results of the Six Months ended August 31, 1995 vs Six Months ended August 31, 1994

Cabletron Systems' worldwide net sales of $498.0 million for the six months ended August 31, 1995 represented a 32.9 percent increase over net sales of $374.7 million reported for the same period of the preceding year. The increase was primarily the result of higher sales of Multi Media Access Centers (MMAC (TM)) and related items, inclusive of MMAC Plus, the next generation intelligent switching hubs and small stackable hubs. International sales as a percentage of total net sales increased to 28.5 percent from 27.2 percent for the same period of the preceding year.

Gross profit as a percentage of net sales for the six months ended August 31, 1995 was 59.5 percent compared to 59.3 percent for the six months ended August 31, 1994.

Research and development costs increased to $53.9 million compared to $38.3 million for the same period of the preceding fiscal year. As a percentage of net sales, spending for research and development increased to 10.8 percent from 10.2 percent. The higher spending for research and development reflected increased numbers of software and hardware engineers hired and associated costs related to development of new products.

Spending for selling, general and administrative expenses increased to $96.2 million compared to $73.6 million for the same period of the preceding year. As a percentage of net sales, spending for selling, general and administration decreased to 19.3 percent from
19.6 for the same period of the preceding year. The absolute increase in spending was the result of increases in both the inside and outside sales forces in the United States and overseas and other administrative expenses which were primarily volume related. As a percentage of sales, selling and general administrative expenses decreased due to a net gain on sale of securities.

Net interest income was $7.7 million compared to $4.2 million in the same period last year. The increase in interest income resulted from higher interest rates and increased cash reserves.

Income before income taxes increased to $154.1 million compared to $114.5 million for the same period of the prior fiscal year. As a percentage of net sales, income before income taxes increased to
30.9 percent from 30.5 percent from the same period of the prior fiscal year, primarily due to a net gain on sale of securities.

Net income of $101.1 million represented an increase of 35.4 percent from $74.6 million for the same period a year ago.


Liquidity and Capital Resources

Cash and cash equivalents and long term investments increased $66.5 million from $345.9 million at February 28, 1995 to $412.4 million at August 31, 1995, primarily due to favorable operating results.

Accounts receivable at August 31, 1995 were $115.3 million compared to $91.4 million at February 28, 1995. Days sales outstanding increased to 40 days compared to 33 days on February 28, 1995. The increase was predominantly due to the increase in sales and the timing of collections.

The Company has historically maintained higher levels of inventory than its competitors in the LAN industry in order to implement its policy of shipping most orders requiring immediate delivery within 24 to 48 hours. Worldwide inventory at August 31, 1995 was $114.7 million, or 97 days of inventory, compared to $103.0 million, or 104 days of inventory at the end of the prior fiscal year. The decrease in days of inventory was due to the the increase in sales and improved inventory controls. The increase in absolute inventory dollars was predominantly due to inventory build up associated with the development of new products.

Capital expenditures for the first six months ended August 31, 1995 were $33.7 million compared to $30.4 million for the same period of the preceding year. Capital expenditures the first six months of fiscal 1996 included approximately $6.1 million for building costs of which $5.6 million was for the purchase and remodeling of a 114,000-square-foot engineering building. Additionally, another $9.4 million was spent on computer and computer related equipment, $1.9 million for manufacturing and related equipment and $1.8 million was spent on expanding global sales operations.

Current liabilities at August 31, 1995 were $119.7 million compared to $96.3 million at the end of the prior fiscal year. This increase was mainly due to the growth in operations and the timing of disbursements.

In the opinion of management, internally generated funds from operations and existing cash, cash equivalents and short-term investments will prove adequate to support the Company's working capital and capital expenditure requirements for the next twelve months.



PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The annual meeting of Stockholders of the Company was held on July 6, 1995. Proxies for the annual meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

(b) Craig R. Benson and Paul R. Duncan were elected to serve as directors with terms expiring in 1998. S. Robert Levine, Donald F. McGuinness and Michael D. Myerow continue to serve as directors. The tabulation of votes regarding the election of Mr. Benson was 51,860,242 for, 64,582 votes against, with 19,643,729 votes abstaining. The tabulation of votes regarding the election of Mr. Duncan was 51,855,974 for, 68,848 votes against, with 19,643,731 votes abstaining.

(c) An amendment to increase the number of authorized shares of Common Stock from 80,000,000 to 240,000,000 was approved. The tabulation of votes was 41,615,242 for, 10,150,419 against and 19,802,892 votes abstaining.

(d) An amendment to increase the number of shares available for grant under the Company's 1989 Equity Incentive Plan from 7,500,000 to 12,500,000 shares was approved. The tabulation of votes was 31,732,666 for, 12,908,152 against and 26,928,735 votes abstaining.

(e) The Company's 1995 Employee Stock Purchase Plan was approved.
The tabulation of votes was 42,111,758 for, 2,463,203 against and 26,993,592 votes abstaining.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit 10 - The Company's 1995 Employee Stock Purchase Plan
     (page 13-17).

     Exhibit 11 - Statement re: Computation of Per Share Earnings
     (page 18 of this report).

(b) There were no reports on Form 8-K filed during the quarter ended August 31, 1995


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





CABLETRON SYSTEMS, INC. (REGISTRANT)


September 28, 1995                     /s/ Craig R. Benson
      (Date)                           Craig R. Benson
                                       Chairman of the Board, Treasurer
                                       and Chief Operating Officer

September 28, 1995                     /s/ David Kirkpatrick
      (Date)                           David Kirkpatrick
                                       Director of Finance and Chief
                                       Financial Officer


                            Exhibit Index

                                                                  Page

Exhibit 10    The Company's 1995 Employee Stock Purchase Plan    13-17

Exhibit 11    Statement re: Computation of Per Share Earnings       18



                             Exhibit 10

                          CABLETRON SYSTEMS, INC.
                     1995 EMPLOYEE STOCK PURCHASE PLAN


SECTION 1.  PURPOSE OF PLAN

The Cabletron Systems, Inc. 1995 Employee Stock Purchase Plan (the "Plan") is intended to provide a method by which eligible employees of Cabletron Systems, Inc. ("Cabletron") and such of its Subsidiaries as the Board of Directors of Cabletron (the "Board of Directors") may from time to time designate (Cabletron and such Subsidiaries being hereinafter referred to as the "Company") may use voluntary, systematic payroll deductions to purchase shares of Common Stock, $.01 par value of Cabletron (such Common Stock being hereafter referred to as "Stock") and thereby acquire an interest in the future of Cabletron. For purposes of the Plan, a "Subsidiary" is any corporation in which Cabletron owns, directly or indirectly, stock possessing 50% or more of the total combined voting power of all classes of stock.

SECTION 2.  OPTIONS TO PURCHASE STOCK

Under the Plan, there is available an aggregate of not more than 1,000,000 shares of Stock (subject to adjustment as provided in Section 15) for sale pursuant to the exercise of options ("Options") granted under the Plan to employees of the Company ("Employees") who meet the eligibility requirements set forth in Section 3 hereof ("Eligible Employees"). The Stock to be delivered upon exercise of Options under the Plan may be either shares of authorized but unissued Stock or shares of reacuqired Stock , as the Board of Directors may determine.

SECTION 3.  ELIGIBLE EMPLOYEES

Except as otherwise provided below, each Employee who has completed two years or more of continuous service in the employ of the Company will be eligible to participate in the Plan.

(a) Any Employee who immediately after the grant of an Option to him would (in accordance with the provisions of Sections 423 and 424 (d) of the Internal Revenue Code of 1986 (as it may from time to time be amended, the "Code")) own stock possessing 5% or more of the total combined voting power or value of all classes of stock of the employer corporation or of its parent or Subsidiary corporations, as defined in Section 424 of the Code, will not be eligible to receive an Option to purchase Stock pursuant to the Plan.

(b) No Employee will be granted an Option under the Plan which would permit his rights to purchase shares of stock under all employee stock purchase plans of the Company and parent and subsidiary corporations to accrue at a rate which exceeds $25,000 in fair market value of such stock (determined at the time the Option is granted) for each calendar year during which any such Option granted to such Employee is outstanding at any time, as provided in Sections 423 and 424(d) of the Code.

SECTION 4.  METHOD OF PARTICIPATION

The periods December 1 to May 31 and June 1 to November 30 of each year will be termed "Option Periods." The first Option period under the Plan will be the period December 1, 1995 to May 31, 1996. Each person who will be an Eligible Employee on the first day of any Option Period may elect to participate in the Plan by executing and delivering, at least 15 days prior to such day, a payroll deduction authorization in accordance with Section 5. Such Employee will thereby become a participant ("Participant") on the first day of such Option Period and will remain a Participant until his participation is terminated as provided in the Plan.

SECTION 5.  PAYROLL DEDUCTION

The payroll deduction authorization will request withholding at a rate (in whole percentages) of not less than 2% nor more than 10% from the Participant's Compensation by means of substantially equal payroll deductions over the Option Period from payroll periods ending in the Option Period. For purposes of the Plan, "Compensation" will mean all compensation paid to the Participant by the Company and currently includible in his income, including bonuses, commissions, and other amounts includible in the definition of compensation provided in the Treasury Regulations promulgated under Section 415 of the Code, plus any amount that would be so included but for the fact that is was contributed to a qualified plan pursuant to an elective deferral under Section 401 (k) of the Code, but not including payments under stock option plans and other employee benefit plans or any other amounts excluded from the definition of compensation provided in the Treasury Regulations under Section 415 of the Code. A Participant may change the withholding rate of his payroll deduction authorization by written notice delivered to Cabletron at least 15 days prior to the first day of the Option Period as to which the change is to be effective. All amounts withheld in accordance with a Participant's payroll deduction authorization will be credited to a withholding account for such Participant.

SECTION 6.  GRANT OPTIONS

Each person who is Participant on the first day of an Option Period will as of such day be granted an Option for such Period. Such Option will be for the number of whole shares of Stock to be determined by dividing (i) the balance in the Participant's withholding account on the last day of the Option Period, by (ii) the purchase price per share of the Stock determined under Section
7. Cabletron will reduce, on a substantially proportionate basis, the number of shares of Stock receivable by each Participant upon exercise of his Option for an Option Period in the event that the number of shares then available under the Plan is otherwise insufficient.


SECTION 7.  PURCHASE PRICE

The purchase price of Stock issued pursuant to the exercise of an Option will be 85% of the fair market value of the Stock at (a) the time of grant of the Option or (b) the time at which the Option is deemed exercised, whichever is less. Fair market value will mean the Closing Price of the Stock. The "Closing Price" of the Stock on any business day will be the last sale price, regular way, with respect to such Stock, or, in case no such sale takes place on such day, the average of the closing bid and asked prices, regular way, with respect to such Stock, in either case as reported in the principal consolidated transaction reporting system with respect to securities listed or admitted to trading on the New York Stock Exchange; or, if such Stock is not listed or admitted to trading on the New York Stock Exchange, as reported in the principal consolidated transaction reporting system with respect to securities listed on the principal national securities exchange on which such Stock is listed or admitted to trading on the New York Stock
Exchange, as reported in the principal consolidated transaction reporting system with respect to securities listed on the principal national securities exchanged on which such Stock is listed or admitted to trading; or if such Stock is not listed or admitted to trading, the last quoted price with respect to such Stock, or, if not so quoted, the average of the high bid and low asked prices in the over-the-counter market with respect to such Stock, as reported by the National Association of Securities Dealers, Inc. Automated Quotation System or such other similar system then in use; or, if on any such date such Stock is not quoted by any such organization, the average of the closing bid and asking prices with respect to such Stock, as furnished by a professional market maker making a market in such Stock selected by the Board of Directors in good faith; or, if no such market maker is available, the fair market value of such Stock as of such day as determined in good faith by the Board of Directors.

SECTION 8.  EXERCISE OF OPTIONS

If any Employee is a Participant in the Plan on the last business day of an Option Period, he will be deemed to have exercised the Option granted to him for that period. Upon such exercise, Cabletron will apply the balance of the Participant's withholding account (but in no event more than the Adjusted Amount, as hereinafter defined) to the purchase of the number of whole shares of Stock determined under Section 6 and as soon as practicable thereafter will issue and deliver certificates for said shares to the Participant and will return to him the balance, if any, of his withholding account in excess of the total purchase price of the shares so issued; provided, that if the balance left in the account consists solely of an amount equal to the value of a fractional share it will be retained in the Account and carried over to the next Period. No fractional shares will be issued hereunder. For purposes of the Plan the term "Adjusted Amount" will mean, for any Option Period, the Adjusted Amount for the immediately preceding Option Period increased by a factor reflecting the increase in the Consumer Price Index for All Urban Consumers, as determined by the Board of Directors or its delegate; for the first Option Period commencing December 1, 1995, the Adjusted Amount will be $1,904.

Notwithstanding anything herein to the contrary, Cabletron's obligation to issue and deliver shares of Stock under the Plan will be subject to the approval required or any governmental authority in connection with the authorization, issuance, sale or transfer of said shares, to any requirements of any national securities exchange applicable thereto, and to compliance by Cabletron with other applicable legal requirements in effect from time to time.

SECTION 9.  INTEREST

No interest will be payable on withholding accounts.



SECTION 10.  CANCELLATION AND WITHDRAWAL

A participant who holds an Option under the Plan may at any time prior to exercise thereof under Section 8 cancel all (but not less than all) of his Options by written notice delivered to the Company. Upon such cancellation, the balance in his withholding account will be returned to him.

A participant may terminate his payroll deduction authorization as of any date by written notice delivered to the Company and will thereby cease to be a Participant as of such date. Any participant who voluntarily terminates his payroll deduction authorization prior to the last business day of an option period will be deemed to have cancelled his Option.

SECTION 11.  TERMINATION OF EMPLOYMENT

Subject to section 12, upon the termination of the Participant's service with the Company for any reason, he will cease to be a Participant, and any Option held by him under the Plan will be deemed cancelled, the balance of his withholding account will be returned to him, and he will have no further rights under the Plan.

SECTION 12.  DEATH OF PARTICIPANT

A Participant may file a written designation of beneficiary specifying who is to receive any stock and/or cash credited to the Participant under the Plan in the event of the Participant's death, which designation will also provide for the election by the Participant of either (i) cancellation of the Participant's Option upon his death, as provided in Section 10 or (ii) application as of the last day of the Option Period of the balance of the deceased Participant's withholding account at the time of the death of the exercise of his Option, pursuant to Section 8 of the Plan. In the absence of a valid election otherwise, the death of a Participant will be deemed to effect a cancellation of his Option. A designation of beneficiary and election may be changed by the
Participant  at any time, by written notice.  In the  event  of  the death of a Participant and receipt by Cabletron of proof of the identity and existence at the Participant's death of a beneficiary validly designated by him under the Plan, Cabletron will deliver such stock and/or cash to which the beneficiary is entitled under the Plan to such beneficiary. In the event of the death of a Participant and in the absence of a beneficiary validly designated under the Plan who is living at the time of such Participant's death, Cabletron will deliver such stock and/or cash to the executor or administrator of the estate of the Participant, if Cabletron is able to identify such executor or administrator. If Cabletron is unable to identify such executor or administrator, Cabletron, in its discretion, may deliver such stock and/or cash to the spouse or to any one or more dependents of a Participant as Cabletron may determine. No beneficialy will, prior to the death of the Participant by whom he has been designated, acquire any interest in the stock or cash credited to the Participant under the Plan.

SECTION 13.  PARTICIPANT'S RIGHTS NOT TRANSFERABLE

All Participants granted Options under the Plan will have the same rights and privileges, and each Participant's rights and privileges under any Option granted under the Plan will be exercisable during his lifetime only by him, and will not be sold, pledged, assigned, or transferred in any manner. In the event any Participant violates the terms of this Section, any Options held my him may be terminated by the Company and upon return to the Participant of the balance of his withholding account, all his rights under the Plan will terminate.

SECTION 14. EMPLOYMENT RIGHTS

Nothing contained in the provisions of the Plan will be construed to give to any Employee the right to be retained in the employ of the Company or to interfere with the right of the Company to discharge any Employee at any time.

SECTION 15.  CHANGE IN CAPITALIZATION

In the event of any change in the outstanding Stock of Cabletron by reason of a stock divided, split-up, recapitalization, merger, consolidation, reorganization, or other capital change, the aggregate number of shares available under the Plan, the number of shares under Options granted but not exercised, and the Option price will be appropriately adjusted.

SECTION 16.  ADMINISTRATION OF PLAN

The Plan will be administered by the Board of Directors, which will have the right to determine any questions which may arise regarding the interpretation and application of the provisions of the Plan and to make, administer, and interpret such rules and regulations as it will deem necessary or advisable.

SECTION 17.  AMENDMENT AND TERMINATION OF PLAN

Cabletron reserves the right at any time or times to amend the Plan to any extent and in any manner it may deem advisable by vote of the Board of Directors; provided, however, that any amendment relating to the aggregate number of shares which may be issued under the Plan (other than an adjustment provided for in Section 15) or to the Employees (or class of Employees) eligible to receive Options under the Plan will have no force or effect unless it will have been approved by the shareholders within twelve months before or after its adoption.

The Plan may be suspended or terminated at any time by the Board of Directors, but no such suspension or termination will adversely affect the rights and privileges of holders of the outstanding Options. The Plan will terminate in any case when all or substantially all of the Stock reserved for the purposes of the Plan has been purchased.

SECTION 18.  APPROVAL OF SHAREHOLDERS

The Plan will be subject to the approval of the shareholders of Cabletron secured within twelve months before or after the date the Plan is adopted by the Board of Directors.



                                 EXHIBIT 11

                   CABLETRON SYSTEMS, INC. AND SUBSIDIARIES
                STATEMENT RE:  COMPUTATION OF PER SHARE EARNINGS
                 For the period ended August 31, 1995 and 1994
                    (in thousands, except per share amount)

                                                   (unaudited)
                                             Three Months         Six Months
                                                 Ended               Ended
                                              August 31,          August 31,
                                            1995     1994        1995    1994
Net Income Per Common Share(non-dilutive)

Net income                               $52,766  $38,465    $101,066 $74,625

Weighted average common shares
   outstanding                             71,692  71,443      71,596  71,425

Reported net income per common share        $0.74   $0.54       $1.41   $1.04

Net Income Per Common Share(full dilution)

Net income                               $52,766  $38,465    $101,066 $74,625

Average common shares outstanding         71,692   71,443      71,596  71,425

Add: additional common shares upon
 exercise of stock options, net of
 purchase of treasury stock                1,220    1,138       1,178   1,138

Adjusted average common shares
 outstanding                              72,912   72,581      72,774  72,563

Net income per common share
 (full dilution)                           $0.72    $0.53       $1.39   $1.03