Form 10-Q
period 1995-11-30
CABLETRON SYSTEMS INC
filed 1996-01-10
CIK 846909

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                                 FORM 10-Q

               [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR QUARTER ENDED: November 30,1995

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


                             YES  X   NO

As of December 30, 1995 72,153,169 shares of the Registrant's Common Stock were outstanding.

This document contains 13 pages
Exhibit index on page 12

                                INDEX


                                                             Page

Facing Page                                                     1

Index                                                           2

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Consolidated Balance Sheets -- November 30, 1995 and
  February 28, 1995                                             3

Consolidated Statements of Income -- Three and nine
  months ended November 30, 1995 and 1994                       4

Consolidated Statements of Cash Flows -- Nine months
  ended November 30, 1995 and 1994                              5

Notes to Consolidated Financial Statements -- November
30, 1995                                                        6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations        7-9

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                      10

Signatures                                                     11

Index to the Exhibits                                          12

Exhibit 11 - Statement re: Computation of Per Share
         Earnings                                              13





                        PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
CABLETRON SYSTEMS, INC.
Consolidated Balance Sheets
(in thousands of dollars)
                                           (unaudited)
                                           November 30,   February 28,
Asset                                           1995          1995

Current Assets:
     Cash and cash equivalents                $140,984      $114,032
     Short-term investments                    140,878       130,563
     Accounts receivable, net                  127,168        91,411
     Inventories                               139,820       103,030
     Deferred taxes                             20,086        20,062
     Prepaid expenses and other assets          25,580        11,998
          Total current assets                 594,516       471,096

Long-term investments                          173,520       101,333
Property, plant and equipment, net             139,191       116,761
Capitalized software costs, net                    386           730
 Total assets                                 $907,613      $689,920


Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable                          $ 38,120       $28,923
    Accrued expenses                            80,391        52,366
    Income taxes payable                        24,072        14,982
          Total current liabilities            142,583        96,271
Deferred taxes                                   6,117         6,128
Total liabilities                              148,700       102,399

Stockholders' equity
    Preferred stock, $1.00 par value.
       Authorized 2,000 shares; none issued          -             -
    Common stock $0.01 par value. Authorized
      240,000 shares; issued and outstanding
      72,091 and 71,469 respectively               721           715
Additional paid-in capital                     124,651       110,564
    Retained earnings                          634,709       477,780
                                               760,081       589,059
    Cumulative translation adjustment           (1,144)       (1,364)
    Notes receivable, stockholders                 (24)         (174)
Total stockholders' equity                     758,913       587,521

Total liabilities and stockholders' equity    $907,613      $689,920



See accompanying notes to the consolidated financial statements.


CABLETRON SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands of dollars, except earnings per share)


                                               (unaudited)
                                  Three Months Ended   Nine MonthsEnded
                                      November 30,        November 30,
                                    1995       1994       1995      1994

Net sales                       $275,464   $210,013   $773,517  $584,712
Cost of sales                    111,673     85,435    313,226   237,962
     Gross profit                163,791    124,578    460,291   346,750

Operating expenses:
     Research and development     29,554     22,003     83,434    60,350
     Selling, general and
       administrative             53,674     41,036    149,902   114,619
       Total operating expenses   83,228     63,039    233,336   174,969

       Income from operations     80,563     61,539    226,955   171,781

     Interest income               4,594      2,421     12,260     6,631
       Income before income taxes 85,157     63,960    239,215   178,412

Income taxes                      29,294     22,130     82,285    61,957
Net income                       $55,863    $41,830   $156,930  $116,455

Net income per common share        $0.78      $0.59      $2.19     $1.63
Weighted average number of
 shares outstanding               71,988     71,503     71,726    71,451




See accompanying notes to the consolidated financial statements.


CABLETRON SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)

(unaudited)
                                                 Nine Months Ended
                                              November 30,  November 30,
                                                   1995         1994

Cash flows from operating activities:
   Net income                                  $156,930     $116,455
   Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization               25,042       19,030
     Recovery of losses on accounts
       receivable                                  (297)        (915)
     Forgiveness of notes receivables
       from shareholders                            151          131
     (Gain) loss on disposal of property plant
       and equipment                                (63)         131
     Deferred taxes                                 (35)           -
     Changes in assets and liabilities:
     Accounts receivables                       (33,508)     (11,060)
     Inventories                                (36,739)     (29,103)
     Prepaid expenses and other assets          (13,701)      (1,808)
     Accounts payable and accrued expenses       35,427        2,186
     Income taxes payable                         9,250       (4,454)
     Common stock issued to employee
       stock purchase plan                       12,894        1,028
         Net cash provided by operating
           activities                           155,351      100,529

Cash flows from investing activities:
     Capital expenditures                       (47,111)     (45,193)
     Purchases of marketable securities         (82,554)     (25,100)
         Net cash used in investing
           activities                          (129,665)     (70,293)

Cash flows from financing activities:
     Proceeds from exercise of stock options      1,197       (1,115)
     Net cash provided by (used in) financing
           activities                             1,197       (1,115)
     Effect of exchange rate changes on cash         69          444

     Net increase in cash and cash equivalents   26,952       29,565

     Cash and cash equivalents, beginning of
        period                                  114,032       54,563

    Cash and cash equivalents, end of period   $140,984      $84,128

Cash paid during the year for:
     Income taxes                               $72,584      $57,197


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

2.  Inventories

The components of inventory are as follows:

                                 11/30/95       2/28/95

Raw materials and supplies         $43,323       $22,420
Work in process                     28,808        22,869
Finished goods                      67,689        57,741

Total inventories                 $139,820      $103,030

3. Proposed acquisition

On November 28, 1995, the Company announced it has entered into a letter of intent to purchase certain assets and technology of SMC's Local Area Network Switching business segment of the Enterprise Networks Business
Unit for $77.5 million in cash. The acquisition is subject to approval by various regulatory agencies and the Board of Directors of SMC. It is expected that the consummation of this transaction will occur in the fourth quarter of fiscal 1996.

SMC's Enterprise Networks Business Unit is a supplier of fast LAN technologies including 10/100 Fast Ethernet Switches.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of the Third Quarter ended November 30, 1995 vs Third Quarter ended November 30, 1994

Cabletron Systems' worldwide net sales of $275.5 million for the fiscal quarter ended November 30, 1995 represented a 31.2 percent increase over net sales of $210.0 million reported in the same quarter of the preceding year. The increase was primarily the result of higher sales of Multi Media Access Centers (MMAC (TM)) and related items, inclusive of
MMAC Plus which is the next generation intelligent switching hubs, and small stackable hubs. International sales as a percentage of total net sales decreased slightly to 29.6 percent in the quarter ended November 30, 1995 from 30.2 percent for the same quarter of the preceding fiscal year.

Gross profit as a percentage of net sales for the three months ended November 30, 1995 increased slightly to 59.5 percent compared to 59.3 percent for the quarter ended November 30, 1994 predominantly due to decreasing material costs.

Research and development costs for the three months ended November 30, 1995 increased to $29.6 million compared to $22.0 million for the same quarter of the preceding fiscal year. As a percentage of net sales, spending for research and development increased to 10.7 percent from
10.5 percent. The higher spending for research and development reflected increased numbers of software and hardware engineers hired and associated costs related to the development of new products, inclusive of MMAC Plus.

Spending for selling, general and administrative expenses for the three months ended November 30, 1995 increased to $53.7 million compared to $41.0 million for the same period of the preceding fiscal year. As a percentage of net sales, spending for selling, general and administration was 19.5 percent compared to 19.5 percent for the same period of the preceding fiscal year. The absolute increase in spending was the result of increases in both the inside and outside sales forces in the United
States and overseas and other administrative expenses which were primarily volume related.

Net interest income for the three months ended November 30, 1995 was
4.6 million, compared to $2.4 million in the same period of the preceding fiscal year. The increase in interest income resulted from higher interest rates and increased cash reserves.

Income before income taxes increased to $85.2 million compared to $64.0 million for the same period of the prior fiscal year. As a percentage of net sales, income before income taxes increased to 30.9 percent from 30.5 percent from the same period of the preceding fiscal year, primarily due to decreasing material costs and increased interest income.

For the three months ended November 30, 1995 net income of $55.9 million represented an increase of 33.7 percent from $41.8 million for the same period of the preceding fiscal year.

Results of the Nine Months ended November 30, 1995 vs Nine Months ended November 30, 1994

Cabletron Systems' worldwide net sales of $773.5 million for the nine months ended November 30, 1995 represented a 32.3 percent increase over net sales of $584.7 million reported for the same period of the preceding fiscal year. The increase was primarily the result of higher sales of Multi Media Access Centers (MMAC (TM)) and related items, inclusive of MMAC Plus which is the next generation intelligent switching hubs and small stackable hubs. International sales as a percentage of total net sales increased to 29.9 percent from 28.3 percent for the same period of the preceding fiscal year.

Gross profit as a percentage of net sales for the nine months ended November 30, 1995 was 59.5 percent compared to 59.3 percent for the nine months ended November 30, 1994. This increase was predominantly due to decreasing raw material costs.

Research and development costs for the nine months ended November 30, 1995 increased to $83.4 million compared to $60.4 million for the same period of the preceding fiscal year. As a percentage of net sales, spending for research and development increased to 10.8 percent from
10.3 percent compared to the same period of the preceding fiscal year. The higher spending for research and development reflected increased numbers of software and hardware engineers hired and associated costs related to development of new products.

Spending for selling, general and administrative expenses for the nine months ended November 30, 1995 increased to $149.9 million compared to $114.6 million for the same period of the preceding fiscal year. As a percentage of net sales, spending for selling, general and administration decreased to 19.4 percent from 19.6 for the same period of the preceding fiscal year. The absolute increase in spending was the result of increases in both the inside and outside sales forces in the United States and overseas and other administrative expenses which were primarily volume related. As a percentage of sales, selling and general administrative expenses decreased slightly due to a net gain on sale of securities in the second quarter of fiscal year 1996.

Net interest income for the nine months ended November 30, 1995 was
12.3 million compared to $6.6 million in the same period of the preceding fiscal year. The increase in interest income resulted from higher interest rates and increased cash reserves.

Income before income taxes for the nine months ended November 30, 1995 increased to $239.2 million compared to $178.4 million for the same period of the prior fiscal year. As a percentage of net sales, income before income taxes increased to 30.9 percent from 30.5 percent from the same period of the prior fiscal year, primarily due to decreasing material costs and a net gain on sale of securities in the second quarter of fiscal year 1996.

Net income of $156.9 million represented an increase of 34.7 percent from $116.5 million for the same period a year ago.

Liquidity and Capital Resources

Cash and cash equivalents and long term investments increased $109.5 million from $345.9 million at February 28, 1995 to $455.4 million at November 30, 1995, primarily due to favorable operating results.

Accounts receivable at November 30, 1995 were $127.2 million compared to $91.4 million at February 28, 1995. Days sales outstanding increased to 40 days compared to 33 days at the end of the prior fiscal year. The increase was predominantly due to the increase in sales and the timing of collections. The 40 days sales outstanding is more indicative of what to expect in future periods.

The Company has historically maintained higher levels of inventory than its competitors in the LAN industry in order to implement its policy of shipping most orders requiring immediate delivery within 24 to 48 hours. Worldwide inventory at November 30, 1995 was $139.8 million, or 104 days of inventory, compared to $103.0 million, or 104 days of inventory at the end of the prior fiscal year. The increase in absolute inventory dollars was predominantly due to build up in inventory due to the development of new products and the general expansion in global distribution.

Capital expenditures for the first nine months ended November 30, 1995 were $47.1 million compared to $45.2 million for the same period of the preceding year. Capital expenditures the first nine months of fiscal 1996 included approximately $7.3 million for building costs of which approximately $6.0 million was for the purchase and remodeling of a 114,000-square-foot engineering building. Additionally, another $14.5 million was spent on computer and computer related equipment, $3.8 million for manufacturing and related equipment and $3.9 million was spent on expanding global sales operations.

Current liabilities at November 30, 1995 were $142.6 million compared to $96.3 million at the end of the prior fiscal year. This increase was mainly due to the growth in operations and the timing of disbursements.

In the opinion of management, internally generated funds from operations and existing cash, cash equivalents and short-term investments will prove adequate to support the Company's working capital and capital expenditure requirements for the next twelve months.



PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit 11 - Statement re: Computation of Per Share Earnings (page 13 of this report).

(b) There were no reports on Form 8-K filed during the quarter ended November 30, 1995.


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



CABLETRON SYSTEMS, INC. (REGISTRANT)


December 28, 1995                      /s/ Craig R.Benson
      (Date)                           Craig R. Benson
                                       Chairman of the Board,Treasurer
                                       and Chief Operating Officer


December 28, 1995                      /s/ David Kirkpatrick
      (Date)                           David Kirkpatrick
                                       Director of Finance and Chief
                                       Financial Officer


                            Exhibit Index


                                                                  Page

Exhibit 11    Statement re: Computation of Per Share Earnings       13




                                 EXHIBIT 11

                   CABLETRON SYSTEMS, INC. AND SUBSIDIARIES
                STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS For the periods ended November 30, 1995 and 1994
                    (in thousands, except per share amount)

                                       (unaudited)         (unaudited)
                                      Three Months         Nine Months
                                          Ended               Ended
                                       November 30,        November 30,
                                      1995     1994       1995      1994
Net Income Per Common Share
  (non-dilutive)

Net income                         $55,863  $41,830   $156,930  $116,455

Weighted average common shares
 outstanding                        71,988   71,503     71,726    71,451

Reported net income per common
 share                               $0.78    $0.59      $2.19     $1.63

Net Income Per Common Share
(full dilution)

Net income                          $55,863  $41,830  $156,930  $116,455

Average common shares outstanding    71,988   71,503    71,726    71,451

Add: additional common shares upon
 exercise of stock options, net of
 purchase of treasury stock           2,135    1,151     2,135     1,151

Adjusted average common shares
 outstanding                         74,123   72,654    73,861    72,602

Net income per common share
 (full dilution)                      $0.75   $0.58      $2.12    $ 1.60