Form 10-K
period 1996-02-29
CABLETRON SYSTEMS INC
filed 1996-05-29
CIK 846909

Letter to Our Shareholders:

Cabletron Systems just completed its twelfth successful year as a leading provide of internetworking solutions. Worldwide sales for fiscal 1996 grew to $1,069.7 million, a 32% increase over our fiscal 1995 mark of $810.7 million.

The Company continues to grow as we build the next generation of network infrastructures. Our Research and Development effort is guided by listening to our customers and delivering what we promise. This simple, powerful philosophy is one we've used since the founding of Cabletron, and is what helped us become the billion-dollar company we are today.

In the past year, we've introduced faster, more intelligent SmartSwitches(TM) to help companies move toward Asynchronous Transfer Mode (ATM) and launched a full line of Fast Ethernet products for small to mid-size companies looking for a common-sense upgrade from legacy Ethernet networks. Because enterprise management is becoming critical for network availability, accounting and control, this past year we provided customers with SPECTRUM 4.0. Our enhanced network management platform has been widely embraced by customers and is rapidly gaining market share.

Since the inception of our Synthesis(TM) framework for migrating from shared-access and mainframe environments to true switched-based virtual networks, business managers and network administrators are well on their way to a more automated, controllable computer environment. With this control will come network use accounting that's as simple as reading a telephone bill, adds, moves and changes that are as easy as the click of a mouse, and a more fluid and responsive computing environment that costs less to operate and maintain. Synthesis is a strategy for the long term - a revolutionary concept in an industry loaded with companies peddling stopgap solutions under the "more bandwidth" banner.

This is an exciting time for Cabletron Systems and the networking industry. Organizations the world over are getting into the intranet revolution, employing powerful internet and Web technologies to build better internal communication networks. Intranets are ushering in a new era of collaboration by breaking down walls, both technical and departmental, providing employees with point-and-click access to company databases, graphics, and video information regardless of where it resides or what type of computer or workstation is being used to access it.

Building intranets requires a robust network architecture with sufficient speed, bandwidth and management control to deliver the network performance users expect. Cabletron's end-to-end networking solutions have the bandwidth and performance to create an intranet that will dramatically increase productivity as it reduces system operating costs.

There is much work ahead, but we are confident that Cabletron's 5,700 employees worldwide have the talent and heart to get it done. We thank them and you, our investors and customers, for an outstanding year.

Sincerely,



S. Robert Levine                          Craig R. Benson
President and Chief Executive Officer     Chairman and Chief Operating Officer





                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                             FORM 10-K

            [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended February 29, 1996

                                   OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from . . . . . to . . . . .
                     Commission File Number 1-10228

                                 CABLETRON SYSTEMS, INC.
         (Exact name of registrant as specified in its charter)

       Delaware                                04-2797263
(State or other jurisdiction of               (I.R.S. Employee
 incorporation or organization)               identification no.)


           35 Industrial Way, Rochester, New Hampshire 03867
        (Address of principal executive offices and zip code)

  Registrant's telephone number, including area code: (603) 332-9400

     Securities registered pursuant to Section 12(b) of the Act:

Title of each class: Common Stock, Name of each exchange on which registered:
       $0.01 par value                     New York Stock Exchange


       Securities registered pursuant to section 12(g) of the Act:
                                  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES X NO

As of May 24, 1996, 72,378,427 shares of the Registrant's common stock were outstanding. The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant as of May 24, 1996 was approximately $4.0 billion.

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K (229.405) is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                 DOCUMENTS INCORPORATED BY REFERENCE

   The following documents are incorporated by reference:

Part III Proxy Statement to be filed with Securities and Exchange Commission in connection with the 1995 Annual Meeting of Stockholders.

                          TABLE OF CONTENTS



                                PART I


   Item                                                          Page

   1.   Business                                                   3
   2.   Properties                                                 6
   3.   Legal Proceedings                                          7
   4.   Submission of Matters to a Vote of Security Holders        7
   4a.  Executive Officers of the Registrant                       7


                               PART II



   5.   Market for the Registrant's Common Equity and Related
        Stockholder Matters                                        8
   6.   Selected Financial Data                                    9
   7.   Management's Discussion and Analysis of Financial
        Condition and Results of Operations                        10-12
   8.   Consolidated Financial Statements and Supplementary Data   13-23
   9.   Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure                        25


                               PART III



   10.   Directors and Executive Officers of the Registrant        25
   11.   Executive Compensation                                    25
   12.   Security Ownership of Certain Beneficial Owners and
         Management                                                25
   13.   Certain Relationships and Related Transactions            25



                               PART IV

   14.  Exhibits, Financial Statement Schedules and Reports
        on Form 8-K                                                26

    PART I

1.  ITEM 1. Business

General

Cabletron develops, manufactures, markets, installs and supports a wide range of standards-based LAN and WAN connectivity hardware and software products. The Company's approach to networking is based on a strategy known as Synthesis, a strategic framework which combines infrastructure products and technologies, automated management tools, and support services to allow users to smoothly migrate from traditional router-based internetworks to switch-based virtual enterprise internetworks. An integral part of Synthesis is the MMAC product family, which includes the MMAC, the Company's wiring closet smart hub, and the MMAC Plus, the Company's modular advanced switching intelligent hub. All of the Company's intelligent networking products are managed by SPECTRUM, Cabletron's sophisticated enterprise-wide network management system. The Company also produces and supports other networking products, such as adapter cards, other interconnection equipment, wiring cables, and file server products, and provides a wide range of networking services. The Company believes that its broad product line and its ability to provide full service enable it to offer its customers "The Complete Networking Solution."

Cabletron  is  a  Delaware  corporation   organized  in  1988.  The
executive offices of the Company are located at 35 Industrial Way, Rochester, New Hampshire 03867 (telephone: (603) 332-9400).

Products and Services

The Company's operations are grouped into the product line areas discussed below.

Network Management Software

As enterprise networks grow in number, become more diverse and complex and incorporate increasing bandwidth capacity, organizations require more sophisticated network management systems. SPECTRUM, Cabletron's enterprise-wide network management software, allows network administrators to monitor and control all of the physical layer components making up a worldwide network. SPECTRUM, which integrates a graphical user interface and a UNIX-based client/server architecture, provides powerful network management tools in an easy-to-use, scalable and distributed environment. SPECTRUM incorporates IMT, a form of artificial intelligence that provides SPECTRUM with the ability to model every element of the network, including physical cables, network devices, and applications. SPECTRUM is designed to enable network administrators to view worldwide enterprise networks and diagnose, actively anticipate and correct problems at many levels, including the individual node level. The Company has developed SPECTRUM modules for a wide range of network products, including over 110 applications for third-party products. The Company plans to continue to develop SPECTRUM system enhancements and modules to increase the number of third-party network products for which SPECTRUM is applicable.

The Company believes that SPECTRUM has helped to establish Cabletron as a leader in the field of network management software and contributes to the market acceptance of the Company's interconnectivity hardware. SPECTRUM is sold principally to purchasers of Cabletron's MMAC family of products, although increasingly Cabletron is selling SPECTRUM on a stand-alone basis as a network management platform.

Smart Hubs and Switches, and Related Products

The MMAC product family is designed to be used in large or multi-story buildings or in a campus setting. The MMAC Plus is a high-bandwidth (60 GB) modular switching intelligent hub for networks with large numbers of nodes and one or more types of transmission media. It contains a flexible backplane that allows ATM (Asynchronous Transfer Mode) and switched media interfaces to interact with each other, regardless of their technology (ATM, FDDI, Token Ring or Ethernet). The MMAC, a smart hub, integrates FDDI, Token Ring and Ethernet into its flexible backplane and also provides ATM connectivity. The MMAC Plus and the MMAC are both highly fault tolerant.

Cabletron has recently started shipping MMAC products containing the SmartSwitch(R), Cabletron's smart switch-on-a-chip ASIC (Application Specific Integrated Circuit) technology. The SmartSwitch ASIC incorporates numerous functions on a single chip, increasing speed and functionality.

The Company produces a variety of ATM, FDDI, Token Ring and Ethernet modules for incorporation directly into the MMAC Plus and MMAC. These modules support direct connection of various devices to each of the commonly used transmission media.

Recent Product Line Acquisition

In order to broaden the range of switching products offered by the Company, in January 1996 Cabletron acquired the Enterprise Networks Business Unit from Standard Microsystems Corporation for $85.7 million, which included the which included $67.8 million for in-process R & D and $17.9 million for nonrecurring charges which included adjustments to bring certain reserves in line with Company accounting policies. These products, the ATX, FN10 and FN100, are Fast Ethernet switching products which complement Cabletron's high-end SmartSwitch-based products. The Company had a one-time after-tax expense of $52.3 million (or $0.73 per share) in the fourth quarter of fiscal 1996 for in-process research and development and acquisition related expenses.

Network Interconnection Equipment

The Company manufactures a line of dual-port and multiport stand-alone repeaters, which are designed to connect up to eight Ethernet/IEEE 802.3 segments together or to an Etnernet backbone. The Company also produces Desktop Network Interface ("DNI") cards, which enable the user to connect directly to 10BASE-T unshielded twisted pair, fiber optic or coaxial cabling via a built-in transceiver on the card, and provide high-speed Ethernet and Token Ring data connections for various personal computer platforms.

Services

The Company is one of the few companies that, in addition to manufacturing a broad line of network equipment, also offers a wide range of services for networks, including service maintenance; consulting, design and configuration; project planning; project management; training; testing, certification and documentation; and performance analysis. The Company's service group forms an integral part of the Company's marketing strategy, since network users often seek one company to attend to all of their networking needs. The Company believes that the combination of its broad line of networking products, its emphasis on service, and its close acquaintance with customers' needs enable it to compete effectively.

Other Products

The Company's other products include test equipment designed to analyze networks and protocols, and to verify proper installation and operation of the network, cabling, transceivers, repeaters and other devices. The Company also sells electronically-tested Ethernet coaxial cable, shielded twisted pair (IBM-type) wire, unshielded twisted-pair wire and optical fiber cut to specific lengths.

Distribution and Marketing

Cabletron distributes its products primarily through a direct sales force to end-users supplemented by several international distributors. The Company's direct sales are made by approximately 200 sales representatives located in 29 countries around the world. This direct sales force is supplemented by approximately 2,300 persons in our headquarters and regional in-house technical services and sales support staff. The Company believes that its ratio of in-house sales, marketing and technical services and sales support staff to field sales force is among the highest in the LAN industry and contributes significantly to the effectiveness of the Company's field sales force.

The Company actively employs several methods to market its products, including regular participation in trade shows as both a vendor and networker, frequent advertisement in trade journals, regular attendance by corporate officers at press briefings and trade seminars, submission of demonstration products to selected customers for evaluation, and direct mailings and telemarketing efforts.

Customers

Cabletron's end-user customers include industrial and manufacturing companies; Federal, state and local government agencies; brokerage and investment banking firms; insurance companies and other financial institutions; universities; and leading accounting and law firms.

In fiscal year 1996, no single customer represented more than 4% of Cabletron's net sales, and the Company's top ten customers represented, in the aggregate, approximately 15% of its net sales. Net sales on Government Service Administration and other direct and indirect contracts to various agencies of the United States Government accounted for approximately 6% of the Company's sales during the last fiscal year. Most of the Company's contracts with the Government are on a fixed-price basis. The books and records of the Company are subject to audit by the General Services Administration, the Department of Labor and other government agencies.

Competition

The LAN industry is intensely competitive and is significantly affected by product introductions and the market activities of industry participants. Cabletron's competition in the market for network interconnection products comes from three types of firms: independent LAN and WAN vendors, large computer manufacturing companies and manufacturers of specific LAN and WAN devices. Competition in the LAN and WAN industry could increase in the future due to the expansion of product lines by these competitors or the entry into the field of new competitors. Additionally, competitors in the LAN industry may merge to form companies with greater combined financial positions and product offerings.

The market for Ethernet LAN equipment has been characterized by declining prices on a per-port basis during the past several years and this trend is expected to continue for the foreseeable future. The Company believes that it has been able to compete successfully in this environment by emphasizing product functionality and feature enhancements, state-of-the-art technology, product quality, and customer service. The Company's ability to compete successfully with current and potential competitors will depend to a significant extent on its ability to continue developing technologically superior products to adapt to changes in its market.

Research and Development

The LAN industry is characterized by rapid technological advances, frequent product introductions and evolving industry standards. Cabletron believes that its future success depends on its ability to continue to enhance its existing products and to develop on a timely basis technologically advanced new products that meet industry standards, perform successfully and achieve market acceptance. Currently, the Company is developing and selling next- generation intelligent switching hubs that will integrate existing LAN-based technologies with ATM (a switching technique that would satisfy voice and video as well as data packet and cell switching technologies), which appears to be the next emerging technology. Because of the nature of the Company's distribution system, which places heavy reliance on direct sales to end-users, Cabletron believes it has been able to react quickly to changes in customer demand and users' needs. Additionally, the Company has representatives on many of the industry committees drafting evolving standards. In recent years, Cabletron has substantially increased its research and development expenses and its staff of software and hardware engineers. There can, however, be no assurance that the Company will be successful in selecting, developing, manufacturing and marketing new products that will perform satisfactorily and achieve market acceptance or in enhancing its existing products. Nor can there be any assurance that the Company will be able to respond effectively to technological changes or new product announcements by others or that the Company will be successful in augmenting its software capability. In addition, technological changes may render portions of the Company's inventory obsolete.

During fiscal years 1996, 1995 and 1994, research and development expenses were $115.0 million, $84.4 million and $60.2 million, respectively. The Company believes that as LANs grow larger and more complex, end-users' evaluation of LAN technology will increasingly be based on the software component of products, particularly in the area of network control management. As of February 29, 1996 approximately 65% of the personnel in the Company's research and development department consisted of software development personnel and the rest were involved in hardware development. The Company intends to continue to increase both its research and development budget and engineering staff.

Supply of Components

Cabletron's network interconnection products are manufactured principally in printed circuit board format produced from Company designs together with standard and semi-custom components. Certain components used in Cabletron's products are presently available from only one source and others are available only from a limited number of sources.

Many of the connectors, power supplies, and ASICs used in Cabletron's products are sole sourced. These sole sourced products are either proprietary or patented by the manufacturer, or designed to Cabletron's specifications. Cabletron utilizes the design and manufacturing capabilities of many of the leading companies in these industries. The Company believes current agreements with these suppliers will adequately meet its design and production requirements for the foreseeable future.

The supply of critical integrated circuits, which are often proprietary and are used in the Company's DNI cards and bridging products, remains steady. The demand for critical DRAM, SRAM and Flash products has decreased, but is monitored carefully. Sources of supply are in place to meet manufacturing and engineering requirements. Agreements with strategically sourced silicon vendors are in place and continue to be updated for changes in design and manufacturing volumes.

The  Company   believes  it  is  well   positioned  to  meet  its  raw  material
requirements. Most other parts are multiple sourced. The Company continues to improve its materials support by utilizing world class suppliers and effectively managing raw material flows. The Company believes its relationship with its suppliers is good, but the inability to develop alternatives if and as required in the future, or to obtain sufficient sole or limited source components as required in the future, could result in delays or reductions in product shipments, which could adversely affect the Company's operating results.

Manufacturing

Since the Company manufactures and assembles virtually all of its products, it maintains direct control over production, quality and product availability. By controlling its manufacturing process, Cabletron is able to maintain a strict quality control program, respond to changes in market demand and offer its customers modified or customized products.

Intellectual Property

The Company relies upon US and foreign patents, copyright and trademark laws, and upon trade secret laws to establish its proprietary rights to its products. The Company holds a number of US and foreign trademark registration and patent rights. The Company currently has several US and foreign trademark registrations and patent applications pending.

Backlog

The Company's backlog at February 29, 1996, was approximately $129.5 million, compared with backlog at February 28, 1995, of approximately $120.0 million. In general, orders included in backlog may be canceled or rescheduled by the customer without significant penalty. Therefore, backlog as of any particular date may not be indicative of the Company's actual sales for any succeeding fiscal period. The Company does not anticipate any problems in fulfilling its backlog within the upcoming fiscal year.

Inventory and Working Capital

The Company's policy is to maintain a sufficient inventory of products to permit the shipping of most customer orders that require rapid delivery within 24 to 48 hours of receipt. This delivery policy requires higher levels of inventory than those of other companies in the LAN industry. Additional financial information on inventories and working capital is contained in "Management's Discussion and Analysis of Financial Conditions and Results of Operations" at pages 10 to 12 of this document.

Employees

As of February 29, 1996, the Company had 5,377 full-time employees. The Company's employees are not represented by a union or other collective bargaining agent, and the Company considers its relations with its employees to be good.

Domestic and Foreign Financial Information

Financial information concerning foreign and domestic operations is contained in
Note 13 of "Notes to the Consolidated Financial Statements" included at page 24 of this document.

ITEM 2. Properties


The Company owns and occupies a number of buildings including a 206,000 square-foot manufacturing facility in Rochester, New Hampshire, which also accommodates a portion of manufacturing and corporate engineering. Next to its Rochester manufacturing facility, the Company owns two buildings totaling 122,000 square feet which accommodate sales, marketing, administration and technical support personnel. The Company also owns and occupies a warehousing and distribution facility, totaling 221,000 square feet, in Rochester, New Hampshire. The Company owns a 114,000 square-foot engineering building in Merrimack, New Hampshire.

The Company leases three manufacturing buildings totaling 87,000 square feet in Ironton, Ohio, a 100,000 square-foot manufacturing facility in Limerick, Ireland, and a 25,000 square-foot distribution center in Shannon, Ireland, to support its European sales activities. The Company also leases a 62,000 square-foot research and development facility in Durham, New Hampshire and a 34,000 square-foot engineering office in Nashua, New Hampshire. Cabletron also leases sales and technical support offices that range from 1,000 to 20,000 square feet at various locations throughout the world.

The Company believes that its facilities are adequate to support anticipated sales growth over the next 12 to 18 months. Such growth, however, will require additional production employees and capital equipment. The Company believes that adequate supplies of labor are available in the areas where the Company's manufacturing operations are located.

Financial  information  regarding leases and lease  commitments are contained in
Note 8 of "Notes to the Consolidated Financial Statements" included at page 20 of this document.

ITEM 3.  Legal Proceedings

The Company is involved in various legal proceedings and claims arising in the ordinary course of business. Management believes that the disposition of these matters would not have a material adverse effect on the consolidated financial position or results of operations of the Company.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of the Company's security holders.

ITEM 4a. Executive Officers of the Registrant

The executive officers of the Company are as follows:

Name                    Age     Position

S. Robert Levine        38      President, Chief Executive Officer and Director

Craig R. Benson         41      Chairman, Chief Operating Officer,
                                Treasurer and Director

Christopher J. Oliver   35      Director of Engineering and Manufacturing

David J. Kirkpatrick    44      Director of Finance and Chief Financial Officer


S. Robert Levine founded the Company in March 1983 and has been President and Chief Executive Officer and a director of the Company since that date.

Craig R. Benson was Director of Operations from November 1984 until April of 1989, when he became Chairman, Chief Operating Officer and Treasurer.

Christopher J. Oliver has been Director of Engineering and Manufacturing of the Company since February 1985.

David J. Kirkpatrick has been Director of Finance and Chief Financial Officer of the Company since August 1990. From 1986 to 1990 he was the Vice President of Zenith Data Systems, a subsidiary of Zenith Electronics Corporation.

The Company's success is dependent in large part on S. Robert Levine, President and Chief Executive Officer, Craig R. Benson, Chairman and Chief Operating Officer, Christopher J. Oliver, Director of Engineering and Manufacturing, and other key technical, sales and management personnel, the loss of one or more of whom could adversely affect Cabletron's business.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

STOCK PRICE HISTORY

The following table sets forth the high and low sale prices for the Company's Common Stock as reported on the New York Stock Exchange (symbol - CS) during the last three fiscal years. As of February 29, 1996, the Company had approximately 2,400 stockholders of record. The Company has paid no dividends on its Common Stock and anticipates it will continue to reinvest earnings to finance future growth.


Fiscal 1996            High         Low

First quarter        $55.75      $38.88
Second quarter        59.62       48.63
Third quarter         86.75       52.00
Fourth quarter       $83.25      $65.88

Fiscal 1995            High         Low

First quarter        $53.00      $35.70
Second quarter        43.85       33.05
Third quarter         52.86       41.00
Fourth quarter       $49.25      $37.63

Fiscal 1994            High         Low

First quarter        $42.80      $30.60
Second quarter        47.60       38.40
Third quarter         43.90       35.00
Fourth quarter       $50.50      $41.95

ITEM 6. SELECTED FINANCIAL DATA

CABLETRON SYSTEMS, INC.
- -------------------------------------------------------------------------------

Income Statement Data:                 FISCAL YEAR ENDED
                            February   February   February  February   February
                               29,        28,        28,       28,        29,
(in thousands, except per     1996       1995       1994      1993       1992
 share data)                ---------------------------------------------------

Net sales                  $1,069,715  $810,684   $598,112  $418,203   $290,543
Cost of sales
                              433,776   329,843    243,568   170,104    117,325
                           ----------  --------   --------  --------   ---------
Research and development      115,018    84,404     60,192    41,318     27,298
Selling, general and
administrative                207,669   158,074    116,843    81,480     57,983
Nonrecurring items             85,690       ---        ---       ---        ---
                           ----------  --------   --------  --------   --------
Income from operations        227,562   238,363    177,509   125,301     87,937
Interest income                17,061     9,597      5,838     4,558      3,910
                           ----------  --------   --------  --------   --------
Income before taxes           244,623   247,960    183,347   129,859     91,847
Income taxes                   80,205    85,986     64,129    46,405     33,848
                           ----------  --------   --------  --------   --------
Net income                 $  164,418  $161,974   $119,218  $ 83,454   $ 57,999

                           ==========  ========   ========  ========   ========
Net income per share       $    2.29   $   2.27   $   1.68  $   1.18   $   0.83
                           ==========  ========   ========  ========   ========
Weighted   average  shares
outstanding                   71,839     71,494     71,018    70,375     69,858
                           ==========  ========   ========  ========   ========


   Note: Net income for fiscal 1996 included a net of tax charge of approximately $52.3 million or $0.73 per share related to the acquisition of the Enterprise Networks Buiness Unit of Standard Microsystems Corporation (SMC) (see note 3). Excluding the nonrecurring items noted above, pro forma net income per share would have been as follows:

                            February
                               29,
                              1996
                            --------
(in thousands,  except per
share data)
Pro forma net income        $216,691
Pro forma net  income  per     $3.02
common share

Balance Sheet Data:         February   February   February  February   February
                               29,        28,        28,       28,        29,
(in thousands)                1996       1995       1994      1993       1992
                           ----------------------------------------------------

Working capital             $476,474   $374,825   $255,752  $233,325   $162,127
Total assets                 951,269    689,920    499,073   343,214    236,226
Stockholders' equity         777,829    587,520    423,792   288,753    203,614

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Results of Operations

This table sets forth Cabletron's net sales, cost of sales, expenses by category, income from operations, interest income, income before income taxes and net income expressed as percentages of net sales, for the fiscal years ended February 29, 1996, and February 28, 1995 and 1994:


                                      1996       1995        1994
                                      ----       ----        ----

Net sales                             100.0%     100.0%      100.0%
Cost of sales                          40.6       40.7        40.7
                                      ------     ------      ------
Gross profit                           59.4       59.3        59.3
Research and development               10.7       10.4        10.1
Selling, general and administrative    19.4       19.5        19.5
Nonrecurring items                      8.0        ---        ---
                                     -------    -------      ------
Income from operations                 21.3       29.4        29.7
Interest income                         1.6        1.2         0.9
                                     -------    -------     -------
Income before income taxes             22.9       30.6        30.6
                                     -------    -------     -------
Net income                             15.4%      20.0%       19.9%
                                     =======    =======     =======



Acquisition

During the fiscal year ended February 29, 1996, Cabletron augmented its high-end SmartSwitch(R) family allowing the Company to deliver a broad line of Fast Ethernet products for enterprise-wide switching applications. The Company completed the acquisition of the Enterprise Networks Business Unit from SMC on January 12, 1996. The acquisition was accounted for as a purchase and, accordingly, the acquired assets and liabilities were recorded at their estimated fair market value at the date of the acquisition. A total charge of $85.7 million was taken which included $67.8 million for in-process research and development and $17.9 million for nonrecurring charges which included adjustments to conform the ENBU accounting policies with the Company's accounting policies. The Company's consolidated results of operations for the year ended February 29, 1996 include the operating results of the acquired product line from its date of acquisition.

Revenues

Net sales in fiscal 1996 increased by 32.0%, to $1,069.7 million from $810.7 million in fiscal 1995, a 35.5% increase from $598.1 million in fiscal 1994. The increase in revenues in fiscal 1996 and 1995 was primarily the result of increases in sales of network interconnection products to end users.

Net sales outside the United States in fiscal 1996 were $312.5 million or 29.2% of net sales, compared to $233.1 million or 28.8% of net sales in fiscal 1995 and $163.5 million or 27.3% of net sales in fiscal 1994. In addition to its direct international sales force, the Company sells its products through several international distributors. Management anticipates that foreign shipments will continue to increase in absolute dollars during the coming fiscal year.

The Company currently has 21 foreign subsidiaries throughout the world. The impact of fluctuations in foreign exchange rates on operations was not significant in fiscal 1996.

Net sales of network interconnection products in fiscal 1996 increased to $965.2 million or 90.2% of net sales, from $741.3 million or 91.4% of net sales in fiscal 1995 and $554.3 million or 92.7% in fiscal 1994. During fiscal 1996, within the network interconnection products, MMAC-Plus, next generation intelligent switching hubs, token ring management interface modules for the MMAC and the MMAC-Plus, small stackable hubs, bridges and routers, and network management software such as SPECTRUM accounted for the largest sales growth. During fiscal 1995, MMAC, a line of active manageable data centers or "smart hubs" and related products, inclusive of token ring modules, SPECTRUM and other network management software, accounted for the largest sales growth.

Net sales of cable assemblies and related components were $6.7 million or 0.6% of net sales in fiscal 1996, compared to $9.7 million or 1.2% of net sales in fiscal 1995 and $9.7 million or 1.6% of net sales in fiscal 1994. Cable revenues in all fiscal years reflected the Company's shift in market strategy toward active manageable data centers. Management anticipates the relative importance of cable revenues to total revenues will decline further during fiscal 1997.

Net sales of diagnostic test instruments, installation and maintenance services, and other products were $97.8 million or 9.1% of net sales in fiscal 1996, compared to $59.7 million or 7.4% of net sales in fiscal 1995 and $34.1 million or 5.7% of net sales in fiscal 1994. The sales of diagnostic instruments are on a downward trend due to greater functionality being incorporated into the smart hub devices. Management anticipates diagnostic and test instruments to decrease as a percentage of sales in the next fiscal year. Installation and maintenance services are an integral part of Cabletron's customer development and support activities. Management anticipates that sales of such services and other products will increase in absolute sales dollars in the future year.

Costs, Expenses and Interest Income

Cost of sales was $433.8 million or 40.6% of net sales in fiscal 1996, compared to $329.8 million or 40.7% of net sales in fiscal 1995 and $243.6 million or 40.7% of net sales in fiscal 1994. The Company was able to maintain its gross margins in fiscal 1996 and 1995 by introducing and selling products with improved functionality, further developing a service maintenance program and improving purchasing and manufacturing efficiencies.

Research and development ("R&D") expenses in fiscal 1996 increased to $115.0 million or 10.7% of net sales, compared to $84.4 million or 10.4% of net sales in fiscal 1995. In fiscal 1994, R&D expenses were $60.2 million or 10.1% of net sales. The increased R&D spending in fiscal 1996 reflected increased hiring of software and hardware engineers and associated costs related to the development of new products, such as the Application Specific Integrated Circuit (ASIC) components for the Company's new switching family of products, known as SmartSwitches. The increased expenditures in R&D over the past three fiscal years in both absolute spending and as a percentage of sales are indicative of the commitment the Company has made to remain in the forefront of developing new and innovative products for the networking industry, specifically for the Company's flagship product the MMAC-Plus.

Selling, general and administrative ("SG&A") expenses were $207.7 million or 19.4% of net sales in fiscal 1996, compared to $158.1 million or 19.5% of net sales in fiscal 1995 and $116.8 million or 19.5% of net sales in fiscal 1994. Increases in SG&A spending resulted from expanding the sales and support workforce, establishing additional office locations domestically and internationally and increased administrative spending primarily due to increases in volume.

For fiscal 1996 an $85.7 million nonrecurring charge was taken for the purchase of the Enterprise Networks Business Unit of SMC.

Interest income in fiscal 1996 was $17.1 million compared to $9.6 million in fiscal 1995 and $5.8 million in fiscal 1994. The increase in interest income reflects the earnings associated with increased cash and marketable securities acquired from favorable operating results and fluctuating interest rates.

Income

Income before income taxes was $244.6 million or 22.9% of net sales in fiscal 1996, compared to $248.0 million or 30.6% of net sales in fiscal 1995 and $183.3 million or 30.6% of net sales in fiscal 1994. The decrease in income before income taxes as a percentage of sales from fiscal 1995 was due primarily to expenses related to the acquisition of the Enterprise Networks Business Unit of SMC that was completed in the fourth quarter of fiscal 1996. The tax rate for fiscal 1996 was 32.8%, a 1.8% decrease from a tax rate of 34.6% for fiscal 1995, which was due to the aforementioned acquisition.

Net income was $164.4 million in fiscal 1996, compared to $162.0 million in fiscal 1995 and $119.2 million in fiscal 1994. Excluding the above one-time nonrecurring charges the Company would have realized net income of $216.7 million in fiscal 1996.

Liquidity and Capital Resources

Accounts receivable, net of allowance for doubtful accounts, were $147.9 million at February 29, 1996 or 42 days of sales outstanding, compared to $91.4 million or 33 days of sales in accounts receivable at February 28, 1995. This increase in receivables reflects higher sales and the timing of collections. The higher days' sales outstanding will be more typical of the Company's business activities in future periods as international sales increase.

The Company has historically maintained higher levels of inventory than its competitors in the LAN industry in order to implement its policy of shipping most orders requiring immediate delivery within 24 to 48 hours. World-wide inventories were $153.6 million at February 29, 1996 or 111 days of inventory, compared to $103.0 million or 104 days of inventory as of the end of the preceding fiscal year. The increase of days in inventory and absolute inventory were the result of increasing inventories in support of global sales growth somewhat offset by improving inventory control procedures.

Net cash provided by operating activities was $100.3 million in fiscal 1996, compared to $152.5 million in fiscal 1995 and $125.1 million in fiscal 1994.

Capital investment for fiscal 1996 of $65.0 million included $9.8 million for building costs of which $3.4 was for the purchase of an engineering building, $21.4 million for engineering computer and computer related software and equipment, $5.5 million for manufacturing and related equipment and $19.0 million for expanding global sales operations. During fiscal 1995, capital expenditures of $63.1 million included approximately $8.2 million for building costs related to expanding manufacturing and distribution capacities and enlarging worldwide sales operations, $12.5 million for manufacturing and manufacturing support equipment and $15.0 million for engineering computer and computer related equipment. Another $15.0 million was spent in support of expanded global sales activities. During fiscal 1994, capital expenditures of $39.4 million included $3.9 million on buildings, $10.1 million on engineering equipment, $7.8 million on manufacturing capacity expansions and $2.0 million to equip new sales offices.

Cash, cash equivalents and marketable securities increased during fiscal 1996 to $407.0 million, from $345.9 million in the prior fiscal year. State and local municipal bonds of approximately $264.2 million, maturing in approximately 1.5 years, were being held by the Company at February 29, 1996.

At February 29, 1996, the Company did not have any short or long term borrowing or any significant financial commitments outstanding, other than those required in the normal course of business.

In the opinion of management, internally generated funds from operations and existing cash, cash equivalents and marketable securities will be adequate to support Cabletron's working capital and capital expenditure requirements for both short and long term needs.

New Accounting Pronouncement

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which established financial accounting and reporting standards for stock-based employee compensation plans. Companies are encouraged, rather than required, to adopt a new method that accounts for stock compensation awards based on their fair value using an option pricing model. Companies that do not adopt this new method will be required to make pro forma footnote disclosures of net income as if the fair value-based method of accounting required by SFAS No. 123 had been applied. The Company is required to adopt SFAS No. 123 beginning in fiscal 1997. Adoption of this pronouncement is not expected to have a material impact on the Company's financial position or results of operations because the Company intends to make pro forma footnote disclosures instead of adopting the new accounting method.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CABLETRON SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS
February 29, 1996 and February 28, 1995
(in thousands)

Assets                                  1996        1995
                                        ----        ----

Currents assets:
   Cash and cash                     $ 98,713     $114,032
   equivalents
   Short-term
   investments (note 4)               154,827      130,563
   Accounts receivable, net of
    allowance for doubtful accounts
    ($6,396  and $6,037 in 1996 and
    1995, respectively)               147,934       91,411
   Inventories (note 5)               153,625      103,030
   Deferred  taxes (note 9)            38,315       20,062
   Prepaid expenses and other assets   30,930       12,728
                                     ---------    --------
     Total current assets             624,344      471,826
                                     ---------    --------
Long-term investments (note 4)        153,424      101,333
Long-term deferred taxes (note 9)      23,473          ---
Property,  plant and  equipment,
 net(note 6)                          150,028      116,761
                                     --------     --------
Total assets                         $951,269     $689,920
                                     ========     ========


Liabilities and Stockholders' Equity

Current
liabilities:
   Accounts payable                  $ 32,811     $ 28,924
   Accrued expenses (note 7)          113,005       52,366
   Income taxes payable                18,536       14,982
                                     --------     --------
     Total current liabilities        164,352       96,272
Deferred taxes (note 9)                 9,088        6,128
                                     --------     --------
Total liabilities                     173,440      102,400
                                     --------     --------

Commitments and contingencies (notes 8 and 10)

Stockholders' equity (notes 11 and 12):
   Preferred stock, $1.00 par value.
   Authorized
    2,000  shares;   none
    issued                                 ---         ---
   Common stock, $0.01 par value.
   Authorized 240,000 shares; issued
    and outstanding 72,234 and
    71,469  shares in 1996 and
    1995, respectively                     722         715
   Additional paid-in capital          135,943     110,564
   Retained earnings                   642,197     477,779
                                      --------    --------
                                       778,862     589,058
   Cumulative translation adjustment    (1,033)     (1,364)
   Notes receivable, stockholders         (174)        ---
                                      --------    --------
Total stockholders' equity             777,829     587,520
                                      --------    --------
Total  liabilities and
 stockholders' equity                 $951,269    $689,920
                                      ========    ========

See accompanying notes to consolidated financial statements.

CABLETRON SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF INCOME
Years Ended February 29, 1996, and February 28, 1995 and 1994 (in thousands, except per share amounts)


                                           1996        1995       1994
                                           ----        ----       ----

Net sales (note 13)                     $1,069,715   $810,684   $598,112
Cost of sales                              433,776    329,843    243,568
                                        ----------   --------   --------
   Gross profit                            635,939    480,841    354,544
Operating expenses:
   Research and  development               115,018     84,404     60,192
   Selling, general and administrative     207,669    158,074    116,843

   Nonrecurring items (note 3)              85,690        ---        ---
                                        ----------   --------   --------
      Income from operations               227,562    238,363    177,509
Interest income                             17,061      9,597      5,838
                                        ----------   --------   --------
      Income before income taxes           244,623    247,960    183,347
Income  taxes (note 9)                      80,205     85,986     64,129
                                        ----------   --------   --------
Net income                              $  164,418   $161,974   $119,218
                                        ==========   ========   ========
Net income per common share             $     2.29   $   2.27   $   1.68
                                        ==========   ========   ========
Weighted average number of shares
 outstanding                                71,839     71,494     71,018
                                        ==========   ========   ========


See accompanying notes to consolidated financial statements.




CABLETRON SYSTEMS, INC.

CONSOLIDATED  STATEMENTS OF STOCKHOLDERS'  EQUITY Years ended February 29, 1996, and February 28, 1995 and 1994
- ---------------------------------------------------------------------------------------------------------------
(in thousands)
                                           Additional                Cumulative       Notes           Total
                                 Common     paid-in      Retained    translation   receivable-     stockholders'
                                  stock     capital      earnings    adjustment   stockholders        equity
- ----------------------------------------------------------------------------------------------------------------
Balances at February 28, 1993     $282      $94,980     $197,016      ($3,124)          ($401)       $288,753
- ----------------------------------------------------------------------------------------------------------------

Repayments of  notes
receivable, stockholders .         ---          ---          ---          ---              66              66

Exercise of options for
702 shares of common stock           3        7,182          ---          ---             ---           7,185

Tax benefit for options
exercised ................         ---        6,980          ---          ---             ---           6,980

Issuance of 55 shares
under employee stock
purchase plan ............           1        1,636          ---          ---             ---           1,637

Effect of foreign
currency translation .....         ---          ---          ---          (47)            ---             (47)

Net income ...............         ---          ---       119,218         ---             ---         119,218

- ----------------------------------------------------------------------------------------------------------------
Balances at February 28, 1994      286      110,778       316,234      (3,171)           (335)        423,792
- ----------------------------------------------------------------------------------------------------------------

Repayments of notes
receivable, stockholders .         ---          ---          ---          ---             131             131

Cancelled 19 shares upon
employee terminations, net         ---          (30)         ---          ---              30             ---

Exercise of options for
369 shares of common stock           3        4,884          ---          ---             ---           4,887

Tax benefit for options
exercised ................         ---        5,712          ---          ---             ---           5,712

Issuance of 68 shares
under employee stock
purchase plan ............         ---        2,287          ---          ---             ---           2,287

Stock split in the form
of stock dividend, net
of fractional share
buy-back .................         429          (11)        (429)         ---             ---             (11)

Stock repurchased and
retired ..................          (3)     (13,056)         ---          ---             ---         (13,059)

Effect of foreign
currency translation .....         ---          ---          ---        1,807             ---           1,807

Net income ...............         ---          ---      161,974          ---             ---         161,974

- ----------------------------------------------------------------------------------------------------------------
Balances at February 28, 1995      715      110,564      477,779       (1,364)           (174)        587,520
- ----------------------------------------------------------------------------------------------------------------

Repayments of notes
receivable, stockholders .         ---          ---          ---          ---             174             174

Exercise of options for
727 shares of common stock           7       16,014          ---          ---             ---          16,021

Tax benefit for options
exercised ................         ---        7,215          ---          ---             ---           7,215

Issuance of 77 shares
under employee stock
purchase plan ............         ---        3,323          ---          ---             ---           3,323

Stock repurchased  and
retired ..................         ---       (1,173)         ---          ---             ---          (1,173)

Effect of foreign
currency translation .....         ---          ---          ---          331             ---             331

Net income ...............         ---          ---      164,418          ---             ---         164,418
- ----------------------------------------------------------------------------------------------------------------
Balances at February 29, 1996     $722     $135,943     $642,197      ($1,033)            ---        $777,829
================================================================================================================



See accompanying notes to consolidated financial statements.

CABLETRON SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended  February 29, 1996, and February 28, 1995 and 1994
(in thousands)

                                                1996        1995        1994
                                                ----        ----        ----
Cash flows from operating activities:
   Net income                                 $164,418    $161,974    $119,218
   Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization              32,061      26,832      17,335
     Provision for losses on
      accounts receivable                         356           72       1,734
     Loss on disposals of property, plant
      and equipment                                93          174         113
     Deferred taxes                           (38,766)      (4,434)     (6,151)

     Changes in assets and  liabilities:
       Accounts receivables                   (55,101)     (27,698)    (17,707)
       Inventories                            (50,483)     (23,080)     (8,758)
       Prepaid expenses and other assets      (18,844)      (3,123)      1,211
       Accounts payable and accrued expenses   62,908       11,336      22,003
       Income taxes payable                     3,705       10,476      (3,924)
                                             --------     --------    --------
         Net cash provided by operating
          activities                          100,347      152,529     125,074
                                             --------     --------    --------
Cash flows from investing activities:
     Capital expenditures                     (65,035)     (63,091)    (39,399)
     Purchase of available-for-sale
      securities                              (79,427)     (71,598)    (30,097)
     Purchase of held-to-maturity
      securities                             (205,852)    (282,712)   (258,517)
     Maturities of marketable securities      208,922      323,682     197,406
                                             --------     --------    --------
         Net cash used in  investing
          activities                         (141,392)    (93,719)    (130,607)
                                             --------     --------    --------
Cash  flows  from   financing activities:
     Repayments of notes receivable from
      stockholders                                174         131           66
     Repurchase of common stock                (1,173)    (13,070)         ---
     Tax benefit of options exercised           7,215       5,712        6,980
     Common stock issued to employee stock
      purchase plan                             3,323       2,287        1,637
     Proceeds from stock option exercise       16,021       4,887        7,185
                                             --------     --------    --------
         Net cash provided by (used  for)
         financing activities                  25,560        (53)       15,868
                                             --------     --------    --------
   Effect of exchange rate changes on cash        166        712           161
                                             --------     --------    --------
   Net increase (decrease) in cash and cash
    equivalents                               (15,319)     59,469       10,496
   Cash and cash equivalents, beginning of
    year                                      114,032      54,563       44,067
                                             --------     --------    --------
   Cash and cash equivalents, end of year    $ 98,713    $114,032     $ 54,563
                                             ========    ========     ========

   Cash paid during the year for:
     Income taxes                            $105,233    $ 68,420     $ 67,263
                                             ========    ========     ========


See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note (1)    Business Operations

The Company develops, manufactures, markets, designs, installs and supports a broad range of standards-based local and wide area network connectivity hardware and software products.

Note (2)    Summary of Significant Accounting Policies

(a)  Principles of Consolidation

The consolidated financial statements include the accounts of Cabletron Systems,
Inc.  (the  "Company")  and  its  wholly-owned  subsidiaries.   All  significant
intercompany balances and transactions have been eliminated in consolidation.

(b)  Investments

In the past the Company had managed its own investment portfolio. However, during fiscal 1996 and 1995 the Company placed $20 million and $40 million of securities with various investment management firms.

Held-to-maturity securities are those investments in which the Company has the ability and intent to hold the security until maturity. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization of premiums and discounts which approximates market value. Available-for-sale securities are also recorded at amortized cost, adjusted for the amortization of premiums and discounts. Due to the nature of the Company's investments and the resulting low volatility, the difference between fair value and amortized cost is not material.

(c)  Inventories

Inventories are stated at the lower of cost or market. Costs are determined at standard which approximates the first-in, first-out method.

(d)  Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is provided on straight-line and accelerated methods over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the lives of the related assets or the term of the lease. In accordance with Financial Accounting Standards Board No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that the carrying amount of an asset cannot be fully recovered, an impairment loss is recognized.

(e)  Income Taxes

The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company has reinvested earnings of its foreign subsidiaries and, therefore, has not provided income taxes which could result from the remittance of such earnings. The unremitted earnings at February 29, 1996 amounted to approximately $88.3 million. Furthermore, any taxes paid to foreign governments on those earnings may be used, in whole or in part, as credits against the US tax on any dividends distributed from such earnings. It is not practicable to estimate the amount of unrecognized deferred US taxes on these undistributed earnings.

(f)  Earnings Per Share

Earnings per share of common stock are based on the weighted average number of shares outstanding during the period. The effect of outstanding stock options is excluded from the computation because the dilutive effect is not material.

(g)  Foreign Currency Translation and Transaction Gains and Losses

Assets and liabilities of the Company's foreign operations are translated into US dollars at the exchange rate in effect at the balance sheet date and revenue and expenses are translated at average rates in effect during the period. The resultant translation adjustment is reflected as a separate component of stockholders' equity on the consolidated balance sheets. Transaction gains (losses) are reflected in the consolidated statements of income and were not material.

(h)  Statements of Cash Flows

Cash and cash equivalents consist of cash in banks and short-term investments with original maturities of three months or less.

(i)  Revenue Recognition

Sales are recognized upon shipment of products and software. In the case of design, consulting, installation, support services and evaluations, revenues are recognized upon completion and acceptance of such products and services. Revenues from service contracts are recognized ratably over the period the services are performed. Warranty costs and sales returns and allowances are accrued at the time of shipment.

 (j)  Derivatives

The Company uses derivative financial instruments, principally forward exchange contracts and options in its management of foreign currency exposure. These financial instruments are designed to minimize exposure and reduce risk from exchange rate fluctuations in the regular course of the Company's international business operations. Market value gains and losses are included in income as incurred and effectively offset gains and losses on foreign currency assets or liabilities that are hedged.

(k) Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 (l)  New Accounting Pronouncement

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which established financial accounting and reporting standards for stock-based employee compensation plans. Companies are encouraged, rather than required, to adopt a new method that accounts for stock compensation awards based on their fair value using an option pricing model. Companies that do not adopt this new method will be required to make pro forma footnote disclosures of net income as if the fair value-based method of accounting required by SFAS No. 123 had been applied. The Company is required to adopt SFAS No. 123 beginning in fiscal 1997. Adoption of this pronouncement is not expected to have a material impact on the Company's financial position or results of operations because the Company intends to make pro forma footnote disclosures instead of adopting the new accounting method.

Note (3)  Business Combination


The Company completed the acquisition of the Enterprise Networks Business Unit from Standard Microsystems Corporation on January 12, 1996. The acquisition was accounted for as a purchase and, accordingly, the acquired assets and liabilities were recorded at their estimated fair market value at the date of the acquisition. The total charge of approximately $85.7 million, included $67.8 million for in-process research and development and $17.9 million for nonrecurring charges which included adjustments to conform the ENBU accounting policies with the Company's accounting policies. The Company's consolidated results of operations include the operating results of the acquired business from its acquisition date. The following unaudited pro forma combined results of operations for fiscal 1996 and fiscal 1995 have been prepared assuming that the acquisition of the Enterprise Networks Business Unit of Standard Microsystems Corporation occurred at the beginning of each such period. The following unaudited pro forma financial information is not necessarily indicative of results of operations that would have occurred had the transaction taken place at the beginning of each of fiscal 1996 or fiscal 1995 or of the future results of the combined companies.
                                      1996            1995
                                      ----            ----
(in thousands)
Net sales                          $1,085,708       $832,797
Operating income                      209,513        231,067

 Note (4)  Investments

Investments are summarized as follows at February 29, 1996 and February 28, 1995:

                               1996                          1995
                    --------------------------     -----------------------
(in thousands)                 Long                          Long
                    Current    Term    Total       Current   Term    Total
                    --------  ------- --------     -------  -------  --------

Held-to-maturity   $130,079  $115,500 $245,579     $90,414  $ 86,816 $177,230
Available-for-sale
                     24,748    37,924   62,672      40,149    14,517   54,666
                   --------  -------- --------       ------- ------- --------
   Total           $154,827  $153,424 $308,251     $130,563 $101,333 $231,896
                   ========  ======== ========     ======== ======== ========



Note (5)  Inventories

 Inventories consist of the following at February 29, 1996 and February 28, 1995:

(in thousands)         1996        1995
                       ----        ----

Raw materials        $ 50,843    $ 22,420
Work-in-process        39,176      22,869
Finished goods         63,606      57,741
                     --------    --------
Total                $153,625    $103,030
                     ========    ========



Note (6)  Property, Plant and Equipment

Property, plant and equipment consist of the following at February 29, 1996 and February 28, 1995:
                                                    Estimated useful
(in thousands)                    1996       1995         lives
                                  ----       ----     ---------------

Land and land improvements     $  1,760   $  1,438       ---
Buildings  and  building
improvements                     36,658     23,799    30-40 years
Construction in progress            ---      3,265       ---
Equipment                       190,485    141,107      3-5 years
Furniture and fixtures            9,447      6,811      5-7 years
Leasehold improvements            6,263      3,201      3-5 years
Motor vehicles                    3,651      3,854      3-5 years
                               --------   --------
                                248,264    183,475
Less accumulated
depreciation and amortization    98,236     66,714
                               --------   --------
                               $150,028   $116,761
                               ========   ========



Note (7)  Accrued Expenses

Accrued expenses consist of the following at February 29, 1996:

(in thousands)                   1996        1995
                                 ----        ----

Salaries and benefits          $17,647      $9,696
Deferred revenue                37,885      21,752
Warranty                           ---      18,486
Other                           38,987      20,918
                               -------     -------
    Total                     $113,005     $52,366
                              ========     =======

Note (8)  Leases

The Company leases manufacturing and office facilities under noncancelable operating leases expiring through the year 2020. The leases provide for increases based on the consumer price index and increases in real estate taxes. Rent expense associated with operating leases was approximately $8,990,000, $7,122,000 and $6,983,000 for the years ended February 29, 1996, and February 28, 1995 and 1994, respectively.

Total future minimum lease payments under all noncancelable operating leases as of February 29, 1996, are as follows:

(in thousands)        Year

                     1997  $ 6,983
                     1998    5,596
                     1999    3,588
                     2000    2,976
                     2001    1,701
                Thereafter   8,501
                            ------
                           $29,345
                           =======



Note (9) Income Taxes

Income before income taxes and income tax expense are summarized as follows:

(in thousands)                         1996      1995      1994
                                       ----      ----      ----

Total US domestic income            $193,312   $207,99  $170,899
Total foreign subsidiaries income     51,311    39,968    12,448
                                    --------   -------  --------
Income before income taxes          $244,623   $247,96  $183,347
                                    ========   =======  ========
Currently payable:
   Federal                           $91,973   $63,916   $53,672
   State                              20,807    19,286    14,448
   Foreign                            11,519     7,218     1,922
Deferred tax benefit                 (44,094)   (4,434)   (5,913)
                                     -------   -------   -------
Total tax provision                  $80,205   $85,986   $64,129
                                     =======   =======   =======

The following is a reconciliation of the effective tax rates to the statutory federal tax rate:

                                       1996      1995      1994
                                       ----      ----      ----

Statutory federal income tax rate      35.0%     35.0%     35.0%

State  income  tax (net of
  federal tax benefit)                  3.8       4.7       4.6
Exempt  income of foreign  sales
  corporation, net of  tax             (1.1)     (0.7)     (0.9)

Research and experimentation credit     ---      (1.1)     (1.1)
Foreign operations                     (1.6)     (2.7)     (1.3)
Other                                  (3.3)     (0.6)     (1.3)
                                       -----     -----     -----
                                       32.8%     34.6%     35.0%
                                       =====     =====     =====

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at February 29, 1996 and February 28, 1995 are presented below:

(in thousands)                         1996      1995
                                       ----      ----

Deferred tax assets:
   Accounts receivable               $ 2,019   $ 3,841
   Inventories                        27,993    12,214
   Other reserves and accruals         5,454     4,007
   Acquired research and development  26,322       ---
   Foreign  net  operating
     loss carryforwards                3,268     1,071
                                     -------   -------
     Total gross deferred
       tax assets                     65,056    21,133
   Less valuation allowance           (3,268)   (1,071)
                                     -------   -------
     Net deferred tax assets          61,788    20,062
                                     -------   -------
Deferred tax liabilities:
   Property, plant and equipment      (9,088)   (6,128)
                                     -------   -------
     Total gross deferred
        liabilities                   (9,088)   (6,128)
                                     -------   -------
       Net deferred tax assets       $52,700   $13,934
                                     =======   =======



The net change in the total valuation allowance for the year ended February 29, 1996 was an increase of $2,197,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, not of the existing valuation allowance at February 29, 1996.

Note (10) Financial Instruments and Concentration of Credit Risk

The Company uses derivative financial instruments, principally forward contracts and options, in its management of foreign currency exposures arising from its international operations. These contracts primarily require the Company to purchase or sell certain foreign currencies either with or for US dollars at contractual rates. The Company's foreign currency hedging activities are used to minimize adverse foreign exchange movements on the eventual dollar net cash inflows of its foreign denominated net assets. The Company does not hold or issue derivative financial instruments for trading purposes.

At February 29, 1996 and February 28, 1995, the Company had forward contracts and purchased option contracts, all having maturities less than two years, in the contractual amount of $93.5 million (forward contracts $47.5 million and option contracts $46.0 million) and $44.7 million (forward contracts $21.7 million and option contracts $23.0 million), respectively.

Realized and unrealized foreign exchange gains and losses are recognized in operating income and offset foreign exchange gains and losses on the underlying exposures. The Company's derivative financial instruments are revalued at the balance sheet date and the carrying amount approximates the fair value of the instruments.

Several major international financial institutions are counterparties to the Company's financial instruments. It is Company practice to monitor the financial standing of the counterparties and limit the amount of exposure with any one institution. The Company may be exposed to credit loss in the event of nonperformance by the counterparties to these contracts, but believes that the risk of such loss is remote and that it would not be material to its financial position and results of operations.

With respect to trade receivables, concentration of credit risk is limited, due to the diverse areas covered by the Company's operations. Any probable bad debt loss has been provided for in the allowance for doubtful accounts. The carrying amounts for cash, short-term and long-term investments, receivables, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments.

Note (11)  Common Stock

On September 12, 1994, the Company's common stock split 2.5-for-1 and was distributed as a stock dividend. All share and per share amounts have been adjusted accordingly.

Note (12)  Stock Plans

(a) Equity Incentive and Directors Plans

The Company has an Equity Incentive Plan which provides for the availability of 12,500,000 shares of common stock for the granting of a variety of incentive awards to eligible employees. As of February 29, 1996, the Company had issued 7,034,831 stock options under the Equity Incentive Plan, which were granted at fair market value at the date of grant, vest over a three to five year period and expire within six to ten years from the date of grant.

The Company has a Directors Option Plan which provides for the availability of 625,000 shares of common stock for purchase by the nonemployee directors of the Company. The Directors Option Plan provides for issuance of options at their fair market value on the date of grant. The options vest over a period of three years and expire six years from the date of grant. A total of 445,000 stock options have been issued under the Directors Option Plan.

A summary of option transactions under the two plans follows:

                                     Option
                                      Price
                                       Per
                                     Shares            Share
                                     ------          -------

Options outstanding at
February 28, 1993                  2,803,612    $ 4.00-35.45
                                   ---------    ------------
Granted                            1,112,125     36.55-48.45
Exercised                           (701,650)     4.00-24.95
Cancelled                           (139,300)     4.00-42.95
                                   ---------    ------------
Options outstanding at
February 28, 1994                  3,074,787      4.00-48.45
                                   ---------    ------------
Granted                            1,223,255     34.75-49.60
Exercised                           (369,487)     4.00-42.95
Cancelled                           (251,877)    6.45-47.125
                                   ---------    ------------
Options outstanding at
February 28, 1995                  3,676,678      4.00-49.60
                                   ---------    ------------
Granted                            1,669,900     38.75-82.50
Exercised                           (726,701)     4.00-48.45
Cancelled                           (178,395)     6.20-67.50
                                   ---------    ------------
Options outstanding at
February 29, 1996                  4,441,482    $  4.00-82.50
                                   =========    =============
Options exercisable at
February 29, 1996                    875,161    $  4.00-49.60
                                   =========    =============



(b)  Emplouyee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (ESPP) which provides for the availability of 1,250,000 shares of common stock to be purchased by employees who have completed a minimum period of employment. Under this plan, options are granted to eligible employees twice yearly and are exercisable through the accumulation of employee payroll deductions from two to ten percent of employee compensation as defined in the plan, to a maximum of $1,904 (adjusted to reflect increases in the consumer price index) which may be used to purchases stock at 85 percent of the fair market value of the common stock at the beginning of the option period or the end of the option period, whichever is lower. In fiscal 1996, 76,884 shares were purchased at a weighted average price of $42.86 (68,349 at $33.49 and 55,783 at $29.33, for 1995 and 1994, respectively). The remaining balance of the ESPP available for purchase by employees at February 29, 1996 was 856,100 shares.

Note (13)  Geographic Area Information

(in thousands)                  % of                % of                % of
                      1996     Total      1995     Total      1994     Total
                      ----     -----      ----     -----      ----     -----
Net Sales:
US                  $ 757,256    70.8%   $577,609   71.2%   $434,578   72.7%
Direct Foreign
 Export                35,378     3.3      37,889    4.7      28,404    4.7
                     --------   ------   --------   ------  --------  ------
Total US Source       792,634    74.1     615,498    75.9    462,982   77.4
Europe                214,720    20.1     155,467    19.2    119,823   20.0
Other (1)              62,361     5.8      39,719     4.9     15,307    2.6
                     --------   ------   --------   ------  --------  ------
    Total Sales    $1,069,715   100.0%   $810,684   100.0%  $598,112  100.0%
                   ==========   ======   ========   ======  ========  ======

Income from Operations:
US                   $181,425    79.7%   $198,498    83.3%  $165,179   93.0%
Europe                 34,451    15.1      39,343    16.5     11,880    6.7
Other (1)              11,686     5.2         522     0.2        450    0.3
    Total Income     --------   ------   --------   ------  --------   -----
    From Operations  $227,562   100.0%   $238,363   100.0%  $177,509  100.0%
                     ========   ======   ========   ======  ========  ======

Identifiable
Assets:
US                   $801,760    84.3%   $577,876    83.8%  $431,105   86.4%
Europe                111,059    11.7      92,450    13.4     54,363   10.9
Other (1)              38,450     4.0      19,594     2.8     13,605    2.7
                     --------   ------   --------   ------  --------   -----
    Total Assets     $951,269   100.0%   $689,920   100.0%  $499,073  100.0%
                     ========   ======   ========   ======  ========  ======



Note (14) Quarterly  Financial Data (unaudited)

(in thousands, except per share amounts)

                                              Income                   Net
                     Net        Gross         From           Net      Income
                    Sales       Profit      Operations     Income   Per Share(a)

1996
First Quarter   $  240,754     $143,321      $ 70,004    $ 48,301     $0.68
Second Quarter     257,299      153,179        76,388      52,766      0.74
Third Quarter      275,464      163,791        80,563      55,863      0.78
Fourth Quarter     296,198      175,648           606 (b)   7,489      0.10
                ----------     --------       -------     -------     -----
Total Year      $1,069,715     $635,939      $227,562    $164,418     $2.29
                ==========     ========      ========    ========     =====

1995
First Quarter     $180,655     $107,057        53,415    $ 36,160     $0.51
Second Quarter     194,044      115,115        56,827      38,465      0.54
Third Quarter      210,013      124,578        61,539      41,830      0.59
Fourth Quarter     225,972      134,091        66,583      45,520      0.64
                  --------     --------      --------    --------     -----
Total Year        $810,684     $480,841      $238,363    $161,974     $2.27
                  ========     ========      ========    ========     =====

(a)  Due to  rounding  some  totals will not add.
(b) Includes $85.7 million nonrecurring charge related to acquisition of SMC's Enterprise Networks Business Unit.

INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Cabletron Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Cabletron Systems, Inc. and subsidiaries as of February 29, 1996 and February 28, 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended February 29, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cabletron Systems, Inc. and subsidiaries as of February 29, 1996 and February 28, 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended February 29, 1996, in conformity with generally accepted accounting principles.




                                    KMPG Peat Marwick LLP



Boston, Massachusetts
March 20, 1996

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

                             PART III


ITEM 10.  Directors and Executive Officers of the Registrant

Information relating to the Directors of the Company is set forth in the section entitled "Election of Directors," appearing in the Company's Proxy Statement for its 1996 Annual Meeting of Stockholders, which is incorporated by reference. Information relating to the executive officers of the Company is included in
Item 4a, "Executive Officers of the Registrant," appearing in Part I hereof.

ITEM 11. Executive Compensation

See the information set forth in the section entitled "Executive Compensation," appearing in the Company's Proxy Statement for its 1996 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

See the information set forth in the sections entitled "Election of Directors Beneficial Ownership," appearing in the Company's Proxy Statement for its 1996 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 13.  Certain Relationships and Related Transactions

See the information set forth in the sections entitled "Certain Transactions," appearing in the Company's Proxy Statement for its 1996 Annual Meeting of Stockholders, which is incorporated herein by reference.

                                 PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)   Documents filed as part of this report:

 1.   Consolidated financial statements (see item 8)

      The consolidated financial statements of Cabletron Systems, Inc. can be found in this document on the following pages:


                                                                       page(s)
      Independent Auditors' Report                                      25

      Consolidated Balance Sheets at February 29, 1996 and
        February 28, 1995                                               13

      Consolidated Statements of Income for fiscal years 1996,
        1995 and 1994                                                   14

      Consolidated Statements of Stockholders' Equity for fiscal
        years 1996, 1995 and 1994                                       15

      Consolidated Statements of Cash Flows for fiscal years
        1996, 1995 and 1994                                             16

      Notes to Consolidated Financial Statements                     17-23

 2.   Consolidated financial statement schedule

      The  consolidated   financial   statement   schedule of Cabletron Systems,
      Inc. is included in Part IV of this report:

      Independent Auditors' Report                                      28

      Schedule II - Valuation and Qualifying Accounts                   29

      All other schedules have been omitted since they are not required, not applicable or the information has been included in the consolidated financial statements or the notes thereto.

3.  Exhibits

    The following exhibits unless herein filed are incorporated by reference.

    3.1 Restated Certificate of Incorporation of Cabletron Systems, Inc., a Delaware corporation, which is incorporated by reference to Exhibit
           3.1 of the Company's Registration Statement on Form S-1, No. 33-28055, (the First Form S-1).
    3.2 Certificate of Correction of the Company's Restated Certificate of Incorporation, which is incorporated by reference to Exhibit 3.1.2 of the Company's Registration Statement on Form S-1, No.33-42534 (the Third Form S-1).
    3.3 Certificate of Amendment of the Restated Certificate of Incorporation of Cabletron Systems, Inc., incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-3, No.33-54466, (the First Form S-3).
    3.4 Amended bylaws of Cabletron Systems, Inc., which is incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on the Third Form S-1.
    10.1 1989 Restricted Stock Purchase Plan, which is incorporated by reference to Exhibit 10.1 of the First Form S-1.
    10.2   1989  Restricted  Stock Plan,  which is  incorporated by reference to
           Exhibit 10.2 of the First Form S-1.
    10.3 1989 Equity Incentive Plan, as amended, which is incorporated by reference to Exhibit 4 of the Company's Registration Statement on Form S-8, No. 33-50454.
    10.4 1989 Employee Stock Purchase Plan, as amended, which is incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8, No. 33-31572.
    10.5 1989 Stock Option Plan for Directors, as amended, which is incorporated by reference to Exhibit 10.5 of the Third Form S-1.
    10.6 Agency Agreement between the Registrant and International Cable Networks Inc., which is incorporated by reference to Exhibit 10.6 of the First Form S-1.
    10.7 Lease dated October 29, 1989, between the Registrant and Blue, Inc., (the "Blue, Inc. Lease"), relating to leased premises in Ironton, Ohio, which is incorporated by reference to Exhibit 10.9 of the Company's Registration Statement on the Second Form S-1, No. 33-37816.
    10.8 Modification dated October 1990, of the Blue, Inc. Lease, relating to leased premises in Ironton, Ohio, which is incorporated by reference to Exhibit 10.8 of the First Form S-3.
    10.9 Lease dated October 19, 1992 between the Registrant and Heidelberg Harris, Inc., relating to leased premises in Durham, New Hampshire, which is incorporated by reference to Exhibit 10.9 of the First Form S-3.
    10.10 Lease dated December 1, 1991 between the Registrant and George L. Beattie, Ruth V. Blomstedt and Dan A. Wooley, as trustees of the Execpark Realty Trust, relating to leased premises in Merrimack, New Hampshire, which I s incorporated by reference to Exhibit 10.10 of the First Form S-3.
    10.11 Lease dated August 14, 1992 between the Registrant and Schafer's Super Markets, Inc., relating to leased premises in Ironton, Ohio, which is incorporated by reference to Exhibit 10.11 of the First Form S-3.
    10.12 Lease dated July 3, 1992 between the Registrant and Shannon Free Airport Development Company Limited, relating to leased premises in Limerick, Ireland, which is incorporated by reference to Exhibit
           10.12 of the Company's Registration Statement on the First Form S-3.
    11.1   Statement regarding computation of per share earnings.
    22.1   Subsidiaries of Cabletron Systems, Inc.
    23.1   Consent of Independent Auditors.

(b) The Registrant filed on Form 8-K during the last quarter of the fiscal year ended February 29, 1996, as follows:

      A report on form 8-K filed on January 12, 1996, reporting under item 2 the completion of the acquisition of the Enterprise Networks Business Unit of Standard Microsystems Corporation.

                   INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Cabletron Systems, Inc.:

Under date of March 20, 1996, we reported on the consolidated balance sheets of Cabletron Systems, Inc. and subsidiaries as of February 29, 1996 and February 28, 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended February 29, 1996. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedule as listed in item 14(a)2 of this Form 10-K. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

In our opinion, the consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





                                    KPMG Peat Marwick LLP


Boston, Massachusetts
March 20, 1996

                              SCHEDULE II

                        CABLETRON SYSTEMS, INC.

                   VALUATION AND QUALIFYING ACCOUNTS

   For Years Ended February 29, 1996, and February 28, 1995 and 1994

                            (in thousands)



                                          Amounts
                                        attributable
                                             to
                     Balance             changes in
                       at      Charged     foreign   Amounts     Balance
                    beginning    to       currency   written     at end
Description        of period   expenses     rates      off      of period

Allowance for
doubtful accounts

February 29, 1996     $6,037     $2,618        $2     $2,261     $6,396

February 28, 1995     $5,810     $1,260       $14     $1,047     $6,037

February 28, 1994     $4,063     $2,485       $24       $762     $5,810

Signatures

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CABLETRON SYSTEMS, Inc.




Date:      May 28, 1996             By: /s/ S. Robert Levine
           ------------                 --------------------
                                       S. Robert Levine
                      President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                 Titles                                    Date


/s/ S. Robert Levine      President, Chief Executive Officer,      May 28, 1996
S. Robert Levine          and Director

/s/ Craig R. Benson       Chairman, Chief Operating Officer        May 28, 1996
Craig R. Benson           Treasurer and Director

/s/ David J. Kirkpatrick  Director of Finance and                  May 28, 1996
David J. Kirkpatrick      Chief Financial Officer

/s/ Michael D. Myerow     Secretary and Director                   May 28, 1996
Michael D. Myerow

/s/ Paul R. Duncan        Director                                 May 28, 1996
Paul R. Duncan

/s/ Donald F. McGuinness  Director                                 May 28, 1996
Donald F. McGuinness

                           EXHIBIT INDEX


Exhibit No.    Exhibit                                                 Page No.

11.1           Statement regarding computation of per share earnings      32

22.1           Subsidiaries of Cabletron Systems, Inc.                    33

23.1           Consent of Independent Auditors                            34

                          EXHIBIT 11.1

                    CABLETRON SYSTEMS, INC.

        STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS

  For Years Ended February 29, 1996, and February 28, 1995 and 1994

                                           1996          1995          1994
                                           ----          ----          ----
(in   thousands, except per share data)

Net Income Per Common Share -
  (non-dilutive)

Net income                              $164,418       $161,974      $119,218
                                        ========       ========       =======

Weighted average number of common
 shares outstanding                       71,839         71,494        71,018
                                        ========       ========       =======

Net income per common share                $2.29          $2.27         $1.68
                                        ========       ========       =======


Net Income Per Common Share -
  (full dilution)

Net income                              $164,418       $161,974      $119,218
                                        ========       ========       =======

Weighted average number of common
 shares outstanding                       71,839         71,494        71,018

Add net additional common shares upon
 exercise of common stock options          1,823            946         1,150
                                        --------       --------       -------

Adjusted average common shares
 outstanding                              73,662         72,440        72,168
                                        ========       ========       =======

Net income per common share                $2.23          $2.24         $1.65
                                        ========       ========       =======

                           EXHIBIT 22.1



              SUBSIDIARIES OF CABLETRON SYSTEMS, INC.



Cabletron Systems Acquisition, Inc. (Delaware)

Cabletron Systems Sales and Service, Inc. (Delaware)

Cabletron Systems, Ltd. (England)

Cabletron Systems, GmbH (Germany)

Cabletron Systems, S.A. (France)

Cabletron Systems, A.B. (Sweden)

Cabletron Systems, S.A. (Spain)

Cabletron Systems, Pty Limited (Australia)

Cabletron Systems of Canada Limited (Canada)

Cabletron Systems Limited (Bermuda)

Cabletron Systems Benelux B.V. (Netherlands)

Cabletron Systems de Venezuela, C.A. (Venezuela)

Cabletron Systems do Brasil (Brazil)

Cabletron Systems, PTE. LTD. (Singapore)

Cabletron Systems, S.A. de C.V. (Mexico)

Cabletron Systems, K.K. (Japan)

Cabletron Systems, S.r.l. (Italy)

Cabletron Systems de Argentina (Argentina)

International Cable Networks, Inc. (Virgin Islands)

Cabletron Systems, Sdn Bhd. (Malaysia)

Cabletron Systems, Inc. of USA (China)

Cabletron Systems, Inc. (Hong Kong)

Cabletron Systems, [Distribution] Ltd. (Ireland)

                            EXHIBIT 23.1



                  CONSENT OF INDEPENDENT AUDITORS


The Board of Directors
Cabletron Systems, Inc.:

We consent to incorporation by reference in the registration statements (Nos. 33-50454, 33-31572 and 33-42490) on Form S-8 of Cabletron Systems, Inc. of our reports dated March 20, 1996, relating to the consolidated balance sheets of Cabletron Systems, Inc. and subsidiaries as of February 29, 1996 and February 28, 1995 and the related consolidated statements of income, stockholders' equity and cash flows and the related schedule for each of the years in the three-year period ended February 29, 1996, which reports are included in the February 29, 1996 Annual Report to Stockholders on Form 10-K of Cabletron Systems, Inc.





                                    KPMG Peat Marwick LLP





Boston, Massachusetts
May 28, 1996

DIRECTORS AND OFFICERS

Board of Directors                        Officers

S. Robert Levine                          S. Robert Levine
President and Chief Executive Officer,    President and Chief Executive Officer
Cabletron Systems, Inc.
                                          Craig R. Benson
Craig R. Benson                           Chairman of the Board
Chairman of the Board,                     Chief Operating Officer and Treasurer
Chief Operating Officer and Treasurer,
Cabletron Systems, Inc.                   Christopher J. Oliver
                                          Director of Engineering and
Michael D. Myerow                         Manufacturing
Partner in law firm of Myerow & Poirier
                                          David J. Kirkpatrick
Paul R. Duncan                            Director of Finance and
Executive Vice President                  Chief Financial Officer
and President, Specialty Business Group,
Reebok International, Ltd.                Michael D. Myerow
                                          Secretary
Donald F. McGuinness
Chairman of the Board,
Electronic Designs, Inc.





STOCKHOLDER INFORMATION


Annual Meeting of Stockholders              Transfer Agent
The Annual Meeting of Stockholders will     State Street Bank and Trust Company
take place at 10:00 a.m. on Wednesday,      is the Transfer Agent and Registrar
July 17, 1996 at the Cabletron Systems,     of the Company's Common stock.
Training Facility, Pease International      Inquiries regarding lost certif-
Tradeport, Newington NH 03801.              icates, change of address, name
                                            or ownership should beaddressed to:
Stockholder Inquiries                          Boston EquiServe
Inquiries relating to financial information    PO Box 8200
of Cabletron Systems, Inc. should be           Boston, MA 02266-8200
addressed to:
   Investor Relations                       Independent Auditors
   PO Box  5005                             KPMG Peat Marwick LLP
   Rochester, NH 03867-0505                 99 High Street
   Telephone: (603) 337-4225                 Boston, MA 02110

Listing                                     Legal Counsel
Cabletron Systems, Inc. common stock is     Ropes & Gray
traded on the New York Stock Exchange -     One International Place
symbol CS.                                  Boston, MA 02110

WORLDWIDE LOCATIONS

Corporate Headquarters

Cabletron Systems, Inc.
35 Industrial Way
Rochester, NH 03867-0505
Phone: (603) 332-9400

North America

ALABAMA
One Chase Corporate Drive
Suite 490
Birmingham, AL 35244
Phone: (205) 733-1772

ARIZONA
11811 N. Tatum Blvd.
Suite P145
Phoenix, AZ 85028
Phone: (602) 953-8500

CALIFORNIA
9920 La Cienega Blvd.
Suite 911
Inglewood, CA 90301
Phone: (310) 342-5942

7676 Hazard Ctr. Drive #38
San Diego, CA 92108
Phone: (619) 497-2546

174 Component Drive
San Jose, CA 95131
Phone: (408) 383-1550

980 Ninth Street
16th Floor
Sacramento, CA 95814
Phone: (916) 449-9622

5000 Birch St., Suite 420
Newport Beach, CA 92660
Phone: (714) 852-4126

COLORADO
400 S. Colorado Blvd.
Suite 840
Denver, CO 80222
Phone: (303) 331-0990

CONNECTICUT
10 Columbus Blvd.
Hartford, CT 06106
Phone: (203) 947-7684

FLORIDA
1500 Northwest 49th Street
Suite 517
Ft. Lauderdale, FL 33309
Phone: (305) 776-2004

550 N. Reo St., Suite 103
Tampa, FL 33609
Phone: (813) 282-1227

GEORGIA
1117 Perimeter Center West
Suite E-101
Atlanta, GA 30338
Phone: (404) 395-9909

HAWAII
7 Waterfront Plaza
Suite 407
500 Ala Moana Blvd.
Honolulu, HI 96813
Phone: (808) 532-9830

IDAHO
570 South Clearwater West
Post Falls, ID 83854
Phone: (208) 773-1711

ILLINOIS
125 S. Wacker Drive
Suite 300
Chicago, IL 60606
Phone: (312) 214-2595

1600 Golf Road, Suite 925
Rolling Meadows, IL 60008
Phone: (708) 364-4555

INDIANA
3850 Priority Way S. Drive S
Suite 102
Indianapolis, IN 46240
Phone: (317) 587-1600

KANSAS 8500 College Blvd.
Suite 155
Overland Park, KS 66210
Phone: (913) 338-7119

KENTUCKY
333 W. Vine St, Suite 300
Lexington, KY 40507
Phone: (606) 225-8518

LOUISIANA
1 Galleria Blvd.
Suite 912
Metaire, LA 70001
Phone: (504) 836-5526

MARYLAND
111 S. Calvert Street
Suite 2700
Baltimore, MD 21202
Phone: (410) 385-5224

MICHIGAN
4180 44th Street SE
Suite A
Grand Rapids, MI 49512
Phone: (313) 953-1334

38701 Seven Mile Road
Suite 280
Livonia, MI 48152
Phone: (313) 953-8510

MINNESOTA
601 Lake Shore Pkwy.
Suite 1050
Mibbetoonka, MI 55343
Phone: (612) 449-5214

MISSOURI
111 West Port Plaza
Suite 600
St. Louis, MO 63146
Phone:( 314) 542-3142

NEBRASKA
3321 N. 107th Street
Omaha, NE 68134
Phone: (402) 496-9390

NEVADA
3753 Howard Hughes Pkwy
Suite 58
Las Vegas, NV 89109
Phone: (702) 892-3775

NEW YORK
1 Penn Plaza
Suite 1700
New York, NY 10119
Phone: (212) 643-9560

190 Linden Oaks Drive
Suite B
Rochester, NY 14625
Phone: (716) 383-4240

NORTH CAROLINA
1135 Kildaire Farm Road
Suite 200
Cary, NC 27511
Phone: (919) 481-1256

9101 Southern Pine Road
Suite 200
Charlotte, NC 28217
Phone: (704) 525-4895

5601 Roanne Way
Suite 3105
Greensboro, NC 27409
Phone: (910) 299-2928

OHIO
250 E. Fifth Street
Cincinnati, OH 45202
Phone: (513) 762-7646

445 Hutchinson Ave.
Suite 600
Columbus, OH 43235
Phone: (614) 785-6416

5005 Rockside Road
Independence, OH 44131
Phone: (216) 573-3709

WORLDWIDE LOCATIONS CONTINUED


OKLAHOMA
1831 E. 71st Street
Suite 127
Tulsa, OK 74136
Phone: (918) 492-2895

OREGON 6627 Northeast 82nd Ave.
Suite 202
Portland, OR 97220
Phone: (503) 251-7407

PENNSYLVANIA
11 Penn Center
Suite 777
Philadelphia, PA 19103
Phone: (215) 569-5100

651 Holiday Drive
Suite 300
Pittsburgh, PA 15220
Phone: (412) 928-4999

PUERTO RICO 270 Munoz Rivera Ave.
Suite 634
Hato Rey, PR 00918
Phone: (809) 759-2734

RHODE ISLAND 670 George Washington Hwy.
Lincoln, RI 02865
Phone: (401) 334-1600

SOUTH CAROLINA
1201 Main Street
Suite 1980
Columbia, SC 29201
Phone: (803) 748-1232

TENNESSEE
1 Northchase
Suite 250
Goodlesville, TN 37072
Phone: (615) 859-7797

TEXAS
8911 Capitol of Texas Hwy.
Suite 4140
Austin, TX 78759
Phone: (512) 794-9166

16479 Dallas Parkway
Suite 220
Dallas, TX 75248
Phone: (214) 931-6222

12 Greenway Plaza
Suite 1134
Houston, TX 77046
Phone: (713) 871-3134

613 NW Loop 410, Suite 685
San Antonio, TX 78216
Phone: (210) 344-7241

UTAH
5 Triad Center, Suite 750
Salt Lake City, UT 84180
Phone: (801) 350-9480

VIRGINIA
590 Herndon Pkwy.
Suite 300
Herndon, VA 22070
Phone: (703) 736-9100

300 Aboretum Place
Suite 300
Richmond, VA 23236

WASHINGTON
800 Bellevue Way NE
Suite 400
Bellevue, WA 98004
Phone: (206) 637-2977

WISCONSIN
1110 N. Old World Third St.
Suite 352
Milwaukee, WI 53203
Phone: (414) 347-7843

Canada

CALGARY
840 6th Avenue SW
Suite 300
Calgary, AB T2P 3E5
Phone: (403) 234-8012

VANCOUVER
1300-666 Burrard St.
Vancouver, BC V6C 3J8
Phone: (604) 688-2550

OTTAWA 4400 Laurier Avenue W.
Suite 200
Ottawa, ON K1R 7X6
Phone: (613) 782-2320

TORONTO
180 Attwell Drive
Suite 101
Toronto, ON M9W 6H8
Phone: (416) 213-8222

MONTREAL
1376 St. Catherine Quest
Suite 201
Montreal, PQ H3G 1P8
Phone: (514) 395-4949

EUROPE

BELGIUM
Bessenveldstraat 25A
B-1831 Diegem - Bussels
Belgium
Phone: 011-32-2176-4901

CZECH REPUBLIC
Rytirska 11000
Praha 1 Ceska Republika
Phone: 011-42-2-2423-8127

ENGLAND
Network House
Newbury Business Park
London Road, Newbury
Berkshire, England RG13 2PZ
Phone: 011-44--635-580000

Sixth Floor
Ingersoll House
9 Kingsway
London, England WC2B 6XF
Phone: 011-44-171-312-0210

Unit 1 King's Court
Manor Park, Runcorn
Cheshire, England WA7 1HR
Phone: 011-44-928-579013

FRANCE
Baitment Paul Henri Spaak
ZAC de Nanteuil
Parc des Algorithemes
12 Rue Jules Ferry
93561 Rosny-Sous-Bois
Cedex, France
Phone: 011-33-148-947072

GERMANY
Dreiech Park
1m Gefierth 13d
D-6072 Dreieich
Frankfurt, Germany
Phone: 011-49-610-339900

Alt-Moabit 96C
10559 Berlin, Germany
Phone: 011-49-30-399-5939

Siemensstrasse 1
85716 Untershleiheim
Munich, Germany
Phone: 011-49-89-3177450

ITALY
Strada 2, Palazzo C1
Milanofiori 20090 Assago (MI)
Italy
Phone: 011-39-2-892-2021

WORLDWIDE LOCATIONS CONTINUED

NETHERLANDS
Korenmolenlaan IA
3447 CG Woerden
Phone: 011-31-348-433155

SCOTLAND
Unit 8, Innovation Park
Sterling University
Sterling, Scotland
Phone: 011-44-1786-449-264

SPAIN
c/Albacete No. 5
Edificio AGF Seguros
28027 Madrid, Spain
Phone: 011-34-1326-4320

RUSSIA
Buiness Center "Olympic"
Suite 6, Olimpiyskly Prospect, 16
Moscow, Russia 129090
Phone: 011-7501-258-7673

SWEDEN
Taby Centrum
Entre S. Plan 11
S-18321 Taby, Sweden
Phone: 011-46-8792-6040

SWITZERLAND
World Trade Center/Regus
Leutshcenbachstr, 95
CH 8050 Zurich
Switzerland
Phone: 011-41-1308-3610

Latin America

ARGENTINA
Paraguay 390, 5to. Piso
Buenos Aires, Argentina 1057
Phone: 011-54-13-42777

BRASIL
Av. Paulista, 949-7 Andar
CEP 01011
Sao Paulo-SP Brasil
Phone: 011-55-11-2513422

Av. Nilo Pecanha
50 Grupo 1917
Rio de Janeiro RJ CED 20011-900 Brasil
Phone: 011-55-21-5321504

Rua Marechal Deodoro, 713
6 Andar
Curitiba, PR CEP 8020-320
Brasil
Phone: 011-55-41-232-7154

CHILE
Av Andres Bello 2777
Of. 604 Las Condes
Santiago, Chile
Phone: 011-56-2203-3733

COLUMBIA
Carrera 18 No. 86a-14
Santa fe de Bogata
Columbia
Phone: 011-57-1-2960009

MEXICO
Tiacoquemactl 21
Despacho 601
Colonia del Valle
03100 D.F., Mexico
Phone: 011-525-629-9904

Prolongacion Avenida de las
Americas #1600
Guadalajara, Jalicso 44610
Phone: 011-52-3678-9224

Av. Morones Prieto 2805 Pte
Suite 824
Col Loma Larga CP 64710
Monterrey N.L., Mexico
Phone: 011-52-83-990124

VENEZUELA
Av. Francisco de Miranda
Edif. Cavendes Piso,
1 Office 104
Los Palos, Grandes
Caracas, Venezuela
Phone: 011-58-2285-6267

Pacific Rim

AUSTRALIA
Unit 8
Allambie Grove Estate
25 Frenchs Forest Road East
Frenchs Forest NSW 2086
Sydney, Australia
Phone: 011-61-29950-5900

Unit 2, Rockwell Building
99 Northbourne Avenue
Turner ACT 2601
Australia
Phone: 011-61-6257-2422

580 S. Kilda Road, 11th Fl.
Melbourne VIC 3004
Melbourne, Australia
Phone: 011-61-3526-3639

One Park Road
Milton QLD 4064
Australia
Phone: 011-61-7367-1750

1 Havelock Street
West Perth, WA 6005
Australia
Phone: 011-61-9429-8844

213 West Green Hill Road
Eastwood, SA 5063
Australia
Phone: 011-61-8274-3718

CHINA
Rm. 454 Office Tower
New Century Hotel
6 Southern Capital Gym Rd.
Haidain District
Beijing, China
Phone: 011-86-1-8492748

HONG KONG
905 Cityplaza 3
Taikoo Shing Quarry Bay
Hong Kong
Phone: 011-852-539-6882

INDIA
Center Point #6
Centre 1, 30th Floor
World Trade Center
Cuffe Parade Bombay 400-055
Phone: 011-91-22-2184-434

F41 South Extension Part 1
Ring Road
New Delhi 110049
Phone: 011-91-11-462-1586

JAPAN
Shinbashi Yamane Bldg. 4F
2-5-14 Higashi-Shinbashi
Minato-Ku, Tokyo 105
Phone: 011-81-3-3459-1981

KOREA
Suite 400-33, Leema Bldg 146-1
Soosong-Dong, Chongro-Ku
Seoul 110, Korea
Phone: 011-822-739-5257

MALAYSIA
Rooms 124 & 125
Innovation & Consultancy Centre
Universiti Sains Malaysia
11800 Minden, Penang
Malaysia
Phone: 011-60-3754-4388

WORLDWIDE LOCATIONS CONTINUED

Lot 4.01, 4th Floor
Menara Choy Fook On
No. 1B Jalan Yong Shook Lin
46050 Petaling Jaya
Selangor Darul Ehsan
Kuala Lumpur, Malaysia
Phone: 011-60-3754-4388

SINGAPORE
85 Science Park Drive
#03-03/04
The Cavendish
Singapore 0511
Phone: 011-65-775-5355

Middle East

BAHRAIN
Gulf Business Centre
Level 1, Bahrain Tower
AL Kahlifa Avenue
Manana, Bahrain
Phone: 011-973-214642

Africa

SOUTH AFRICA
New Lands Dimension Data Oval
Sloane Street & Meadowbrook Ln
Epsom Downs, Soundton
Johannesburg, South Africa 2123
Phone: 011-27-11-709-1300