Form 10-Q
period 1996-05-31
CABLETRON SYSTEMS INC
filed 1996-07-12
CIK 846909

SECURITIES AND EXCHANGE COMMISSION

                             Washington , D.C. 20549


                                    Form 10-Q


                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended May 31, 1996

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

                                  YES - X NO -

As of July 8, 1996 there were 72,465,931 shares of the Registrant's common stock outstanding.

This document contains 12 pages

Exhibit index on page 11

                                      INDEX

                             CABLETRON SYSTEMS, INC.


                                                                        Page

Facing Page                                                               1

Index                                                                     2


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated  Balance Sheets - May 31, 1996 (unaudited)
and February 29, 1996                                                     3

Consolidated  Statements  of Income - Three months ended
May 31, 1996 and 1995 (unaudited)                                         4

Consolidated Statements of Cash Flows - Three months ended
May 31, 1996 and 1995 (unaudited)                                         5

Notes to Consolidated Financial Statements - May 31, 1996                 6

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations                                       7


PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                  9

Signatures                                                               10

Index to the Exhibits                                                    11

Exhibit 11 - Statement re: Computation of Per Share Earnings             12

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CABLETRON SYSTEMS, INC.

       CONSOLIDATED BALANCE SHEETS
       (in thousands of dollars)

                                           (unaudited)
                                           May 31,1996      February 29, 1996
Assets

Current Assets:
     Cash and cash equivalents            $ 169,309            $  98,713
     Short-term investments                 154,827              132,462
     Accounts receivable, net               147,934              180,350
     Inventories                            153,625              161,933
     Deferred taxes                          38,315               38,319
     Prepaid expenses and other assets       30,930               32,851
                                         ----------            ---------
          Total current assets              624,344              715,224
Long-term investments                       153,424              171,620
Property, plant and equipment, net          150,028              158,923
Long-term deferred taxes                     23,473               12,363
                                         ----------            ---------
Total assets                             $1,058,130             $951,269
                                         ==========             ========

Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable                     $  49,701            $  32,811
     Accrued expenses                       119,023              113,005
     Income taxes payable                    42,783               18,536
                                          ---------            ---------
          Total current liabilities         211,507              164,352

Deferred taxes                                  ---                9,088
                                          ---------            ---------
Total liabilities                           211,507              173,440
                                          ---------            ---------
Stockholders' equity:
     Preferred stock, $1.00 par value.
      Authorized 2,000 shares;
      none issued                               ---                  ---
     Common stock $0.01 par value.
      Authorized 240,000 shares;
      issued and outstanding 72,283
       and 72,234, respectively                 723                  722
     Additional paid-in capital             141,502              135,943
     Retained earnings                      704,868              642,197
                                           --------             --------
                                            847,093              778,862
     Cumulative translation adjustment         (470)              (1,033)
                                           --------             --------
Total stockholders' equity                  846,623              777,829
                                           --------             --------
Total liabilities and
  stockholders' equity                   $1,058,130             $951,269
                                         ==========             ========

CABLETRON SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF INCOME
(in thousands of dollars except per share amounts)
                                                     (unaudited)
                                                  Three months ended
                                                May 31, 1996  May 31, 1995

Net sales                                         $315,126      $240,754
Cost of sales                                      128,382        97,433
                                                  --------      --------
     Gross profit                                  186,744       143,321
                                                  --------      --------
Operating expenses:
     Research and development                       33,801        26,019
     Selling, general and administrative            61,655        47,298
                                                  --------      --------
          Total operating expenses                  95,456        73,317
                                                  --------      --------
          Income from operations                    91,288        70,004
Interest income                                      4,246         3,625
                                                  --------       -------
          Income before income taxes                95,534        73,629
Income taxes                                        32,864        25,328
                                                  --------      --------
Net income                                        $ 62,670      $ 48,301
                                                  ========      ========
Net income per common share                       $   0.87      $   0.68
                                                  ========      ========
Weighted average number of shares
outstanding                                         72,283        71,500
                                                  ========      ========

CABLETRON SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)

                                                     Three Months Ended
                                                         (unaudited)
                                                   May 31, 1996    May 31, 1995

Cash flows from operating activities:
   Net income                                          $62,670       $48,301
   Adjustments to reconcile net income to
     net cash provided by operating activities:
       Depreciation and amortization                    10,794         8,505
       Provision for losses on accounts
        receivable                                         777         3,051
       Deferred taxes                                        5           (23)
       Gain on disposal of property                         (6)          ---
       Changes in assets and liabilities:
          Accounts receivables                         (33,227)      (17,376)
          Inventories                                   (8,270)       (6,297)
          Prepaid expenses and other assets             (1,650)         (635)
          Accounts payable and accrued expenses         25,527         8,300
          Income taxes payable                          24,273        22,236
                                                       -------       -------
      Net cash provided by operating activities         80,893        66,062
                                                       -------       -------
Cash flows from investing activities:
   Capital expenditures                                (19,979)      (18,660)
   Purchase of available-for-sale securities           (21,187)      (11,020)
   Purchase of held-to-maturity securities             (43,015)      (81,457)
   Maturities of marketable securities                  68,340         4,986
                                                       -------       -------
      Net cash used in investing activities            (15,841)     (106,151)
                                                       -------       -------
Cash flows from financing activities:
   Proceeds from stock option exercise                   5,016         1,079
   Proceeds from purchases of common stock                 544           ---
                                                       -------       -------
      Net cash provided by financing activities          5,560         1,079
                                                       -------       -------
Effect of exchange rate changes on cash                   (16)           442
                                                       -------       -------
Net (decrease) increase in cash and cash
equivalents                                             70,596       (38,568)
                                                       -------       -------
Cash and cash equivalents, beginning of year            98,713       114,032
                                                       -------       -------
Cash and cash equivalents, end of year                $169,309       $75,464
                                                      ========       =======
Cash paid during the year for:
   Income taxes                                       $  7,682       $ 2,885
                                                      ========       =======

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 2 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year. The accompanying financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended February 29, 1996.

2. Inventories

Inventories consist of:

                                 5/31/96        2/29/96

Raw materials                   $ 48,062       $ 50,843
Work in process                   38,624         39,176
Finished goods                    75,247         63,606
                                --------       --------
Total inventories               $161,933       $153,625
                                ========       ========


3.  Proposed acquisitions

On May 22, 1996, the Company announced it had entered into a merger agreement to acquire Network Express, Inc., a provider of Integrated Services Digital Network
(ISDN) high-speed LAN switched access solutions. Under the terms of the merger agreement, .1388 shares of Cabletron common stock will be exchanged for each outstanding share of Network Express in a transaction to be accounted for as a pooling of interests. Network Express has approximately 10.2 million shares outstanding. The agreement is subject to receipt of certain government approvals and approval of Network Express shareholders and is expected to be consummated in August 1996.

On June 3, 1996, the Company announced it has entered into a merger agreement to acquire ZeitNet, Inc., a privately-held company, and provider of high-quality, low-cost solutions for connecting applications, servers and workgroups to high-performance Asynchronous Transfer Mode (ATM) networks. Under the terms of the merger agreement, 1,924,137 shares of Cabletron common stock will be exchanged for all outstanding shares of ZeitNet. This transaction is intended to qualify as a pooling of interests. The agreement is subject to receipt of certain government approvals and approval of ZeitNet shareholders and is expected to be consummated in July 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cabletron Systems' worldwide net sales of $315.1 million for the fiscal quarter ended May 31, 1996 represented a 31 percent increase over net sales of $240.8 million reported in the first quarter of the preceding year. The increase was primarily the result of higher sales of Multi Media Access Center (MMAC ) and related items, inclusive of MMAC Plus, the next generation intelligent switching hubs, and small stackable hubs. As a percentage of net sales, international sales were 30 percent in the fiscal quarter ended May 31, 1996 compared to 30 percent for the same quarter of the preceding year.

Gross profit as a percentage of net sales for the three months ended May 31, 1996 was 59.3 percent, down .2 percent as compared to the same quarter of the preceding fiscal year.

As a percentage of net sales, spending for research and development was 10.7 percent from 10.8 percent for the same quarter of the preceding year. The higher dollar spending for research and development reflected the hiring of additional software and hardware engineers and associated costs related to development of new products.

Spending for selling, general and administrative expenses for the three months ended May 31, 1996 increased to $61.7 million compared to $47.3 million for the same period of the preceding year. The increase in absolute spending dollars was due predominately to increased sales volume. As a percentage of net sales, spending for selling, general and administration remained unchanged at 19.6 percent.

Net interest income in the current period was $4.2 million, compared to $3.6 million in the same period last year. Interest income in both periods reflect returns on invested cash, marketable securities and investments. The increase in interest income resulted from higher interest rates and increased cash reserves.

Income before income taxes increased to $95.5 million compared to $73.6 million for the same period of the prior fiscal year. As a percentage of net sales, income from operations before income taxes remained the same at 30 percent for both periods.

For the period ended May 31, 1996, net income of $62.7 million represented an increase of 30 percent from $48.3 million for the same quarter a year ago.

Liquidity and Capital Resources

Cash, cash equivalents, marketable securities and long-term investment increased $66.5 million from $406.9 million at February 29, 1996 to $473.4 million at May 31, 1996, primarily as the result of favorable operating results offset in part by capital investments for future development and sales growth.

Accounts receivable at May 31, 1996 were $180.4 million compared to $147.9 million at February 29, 1996. Average days sales outstanding were 47 days for the quarter ended May 31, 1996 compared to 42 days of sales in accounts receivable at February 29, 1996. The increase was a result of the Company offering less stringent payment terms for some of its higher volume customers and shipment of products shifting towards the latter part of the quarter.

The Company has historically maintained higher levels of inventory than its competitors in the LAN industry in order to implement its policy of shipping most orders requiring immediate delivery within 24 to 48 hours. Worldwide inventories at May 31, 1996 were $161.9 million, or 112 days of inventory, compared to $147.9 million, or 111 days of inventory at the end of the prior fiscal year. The slight increase in days in inventory from the quarter ended February 29, 1996 was due to the increase in sales volume offset, in part, by the absolute dollar increase in inventory.

Capital expenditures for the first quarter of fiscal 1997 were $20.0 million compared to $18.7 million for the same period of the preceding year. Capital expenditures the first three months included approximately $15.8 million for equipment costs, of which $9.4 million was for computer related costs and $3.4 million for manufacturing related costs.

Current liabilities at May 31, 1996 were $211.5 million compared to $136.5 million at the end of the prior fiscal year. This increase was mainly due to the growth in operations and the timing of disbursements.

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

PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.

[a] There were no reports on Form 8-K filed during the quarter ended May 31, 1996.

[b] Exhibit 11 - Statement re: Computation of Per Share Earnings (page 13 of this report)

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                          CABLETRON SYSTEMS, INC.
                                          (Registrant)


   July 12, 1996                          /s/ Craig R. Benson
        Date                              -------------------
                                              Craig R. Benson
                                              Chairman of the Board, Treasurer,
                                               and Chief Operating Officer


   July 12, 1996                          /s/ David J. Kirkpatrick
        Date                              ------------------------
                                              David J. Kirkpatrick
                                              Director of Finance and Chief
                                               Financial Officer

EXHIBIT INDEX

Exhibit                                                                  Page
  No.      Exhibit                                                        No.

11.1       Statement regarding computation of per share earnings          11

                                  EXHIBIT 11.1

                    CABLETRON SYSTEMS, INC. AND SUBSIDIARIES

                 STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS

                     For period ended May 31, 1996 and 1995

               (in thousands of dollars, except per share amounts)



                                                           (unaudited)

                                                      Three Months Ended

                                                  May 31,       May 31,
                                                     1996          1995
                                                  -------       -------

Net Income Per Common Share - (non-dilutive)

Net income                                        $62,670       $48,301
                                                  =======       =======

Weighted average common shares outstanding         72,283        71,500

Reported net income per common share              $  0.87       $  0.68
                                                  =======       =======


Net Income Per Common Share - (full dilution)

Net income                                        $62,670       $48,301
                                                  =======       =======

Weighted average common shares outstanding         72,283        71,500

Add net additional common shares upon exercise
          of common stock options                   1,639         1,323
                                                  -------       -------

Adjusted average common shares outstanding         73,922        72,823
                                                 ========       =======
Net income per common share - (full dilution)     $  0.85       $  0.66
                                                 ========       =======
                                      -12-