Form 10-Q/A
period 1996-05-31
CABLETRON SYSTEMS INC
filed 1996-07-18
CIK 846909

SECURITIES AND EXCHANGE COMMISSION

                             Washington , D.C. 20549


                                    Form 10-QA


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

CORRECTED BALANCE SHEEETS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CABLETRON SYSTEMS, INC.

       CONSOLIDATED BALANCE SHEETS
       (in thousands of dollars)

                                           (unaudited)
                                           May 31,1996      February 29, 1996
Assets

Current Assets:
     Cash and cash equivalents            $ 169,309            $  98,713
     Short-term investments                 132,462              154,827
     Accounts receivable, net               180,350              147,934
     Inventories                            161,933              153,625
     Deferred taxes                          38,319               38,315
     Prepaid expenses and other assets       32,851               30,930
                                         ----------            ---------
          Total current assets              715,224              624,344
Long-term investments                       171,620              153,424
Property, plant and equipment, net          158,923              150,028
Long-term deferred taxes                     12,363               23,473
                                         ----------            ---------
Total assets                             $1,058,130             $951,269
                                         ==========             ========

Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable                     $  49,701            $  32,811
     Accrued expenses                       119,023              113,005
     Income taxes payable                    42,783               18,536
                                          ---------            ---------
          Total current liabilities         211,507              164,352

Deferred taxes                                  ---                9,088
                                          ---------            ---------
Total liabilities                           211,507              173,440
                                          ---------            ---------
Stockholders' equity:
     Preferred stock, $1.00 par value.
      Authorized 2,000 shares;
      none issued                               ---                  ---
     Common stock $0.01 par value.
      Authorized 240,000 shares;
      issued and outstanding 72,283
       and 72,234, respectively                 723                  722
     Additional paid-in capital             141,502              135,943
     Retained earnings                      704,868              642,197
                                           --------             --------
                                            847,093              778,862
     Cumulative translation adjustment         (470)              (1,033)
                                           --------             --------
Total stockholders' equity                  846,623              777,829
                                           --------             --------
Total liabilities and
  stockholders' equity                   $1,058,130             $951,269
                                         ==========             ========

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                          CABLETRON SYSTEMS, INC.
                                          (Registrant)


   July 17, 1996                          /s/ Craig R. Benson
        Date                              -------------------
                                              Craig R. Benson
                                              Chairman of the Board, Treasurer,
                                               and Chief Operating Officer


   July 17, 1996                          /s/ David J. Kirkpatrick
        Date                              ------------------------
                                              David J. Kirkpatrick
                                              Director of Finance and Chief
                                               Financial Officer