Form 10-Q
period 1996-08-31
CABLETRON SYSTEMS INC
filed 1996-10-11
CIK 846909

SECURITIES AND EXCHANGE COMMISSION
                             Washington , D.C. 20549

                                    Form 10-Q

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended August 31, 1996

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

                                        YES - X NO -

As of September 30, 1996 there were 75,721,155 shares of the Registrant's common stock outstanding.

This document contains 13 pages

Exhibit index on page 11

                                      INDEX

                             CABLETRON SYSTEMS, INC.

                                                                            Page

Facing Page                                                             1

Index                                                                   2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
(All Financial Statements for prior periods have been restated to reflect the acquisitions of Network Express and ZeitNet)

Consolidated  Balance Sheets - August 31, 1996  (unaudited)
   and February 29, 1996 (unaudited)                                    3

Consolidated  Statements  of Income - Three and six months
   ended  August 31, 1996 and 1995 (unaudited)                          4

Consolidated  Statements of Cash Flows - Six months ended
   August 31, 1996 and 1995 (unaudited)                                 5

Notes to Consolidated Financial Statements - August 31, 1996          6 - 7
(All notes have been restated to reflect the acquisitions)

Item 2. Management's Discussion and Analysis of Financial Condition
    and Results of Operations                                         7 - 9

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                               10

Item 6. Exhibits and Reports on Form 8-K                                10

Signatures                                                              11

Index to the Exhibits                                                   12

Exhibit 11 - Statement re: Computation of Per Share Earnings            13

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CABLETRON SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

                                                             (unaudited)

                                                        8/31/96       2/29/96
Assets

Current Assets:
     Cash and cash equivalents ..................    $  160,429       $105,467
     Short-term investments .....................       158,664        172,896
     Accounts receivable, net ...................       196,113        151,263
     Inventories ................................       164,401        159,678
     Deferred taxes .............................        54,985         38,315
     Prepaid expenses and other assets ..........        43,062         31,528
                                                     ----------       --------
          Total current assets ..................       777,654        659,147
Long-term investments ...........................       164,184        153,424
Property, plant and equipment, net ..............       179,955        153,210
Long-term deferred taxes ........................        14,376         23,473
Other Assets ....................................            --          3,022
                                                     ----------       --------
Total assets ....................................    $1,136,169       $992,276
                                                     ==========       ========

Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable ...........................    $   39,545       $ 36,432
     Accrued expenses ...........................       160,566        115,660
     Other current liabilities ..................            --          1,275
     Income taxes payable .......................        16,498         18,536
                                                     ----------       --------
          Total current liabilities .............       216,609        171,903
Deferred taxes ..................................         1,068          9,088
                                                     ----------       --------
Total liabilities ...............................       217,677        180,991
Stockholders' equity:
     Preferred stock, $1.00 par value. Authorized
       2,000 shares; none issued ................            --             --

     Common stock $0.01 par value. Authorized
       240,000 shares; issued and outstanding
       75,608 and 75,254, respectively ..........           756            752

     Additional paid-in capital .................       200,463        197,454
     Retained earnings ..........................       717,763        614,128
                                                     ----------       --------
                                                        918,982        812,334
     Cumulative translation adjustment ..........          (490)        (1,049)
                                                     ----------       --------
Total stockholders' equity ......................       918,492        811,285
                                                     ----------       --------
Total liabilities and stockholders' equity ......    $1,136,169       $992,276
                                                     ==========       ========

CABLETRON SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands of dollars except per share amounts)




                                                          (unaudited)

                                          Three Months Ended       Six Months Ended
                                                August 31,           August  31,
                                              1996       1995       1996       1995
Net sales ..............................   $338,603   $264,974   $659,046   $510,748
Cost of sales ..........................    137,715    108,084    269,286    208,255
                                           --------   --------   --------   --------
     Gross profit ......................    200,888    156,890    389,760    302,493
                                           --------   --------   --------   --------
Operating expenses:
     Research and development ..........     37,852     30,193     76,768     57,612
     Selling, general and administrative     68,656     51,347    132,589    101,006
     Non-recurring Items ...............     43,024         --     43,024         --
                                           --------   --------   --------   --------
          Total operating expenses .....    149,532     81,540    252,381    158,618
                                           --------   --------   --------   --------
          Income from operations .......     51,356     75,350    137,379    143,875
Interest income ........................      4,846      4,226      9,342      7,886
                                           --------   --------   --------   --------
          Income before income taxes ...     56,202     79,576    146,721    151,761
Income taxes ...........................     18,113     27,735     51,088     53,103
                                           --------   --------   --------   --------
Net income .............................   $ 38,089   $ 51,841   $ 95,633   $ 98,658
                                           ========   ========   ========   ========
Net income per common share ............   $   0.50   $   0.70   $   1.27   $   1.35
                                           ========   ========   ========   ========
Weighted average number of shares
outstanding ............................     75,580     74,488     75,486     73,139
                                           ========   ========   ========   ========




CABLETRON SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)
                                                                 (unaudited)

                                                              Six Months Ended
                                                                 August 31,
                                                             1996         1995

Cash flows from operating activities:
   Net income ........................................    $ 95,633     $ 98,658
   Adjustments to reconcile net income to net
   cash provided by operating activities:
       Depreciation and amortization .................      24,983       16,618
       Provision for losses on accounts receivable ...       2,660         (331)
       Deferred taxes ................................     (15,594)        (123)
       Gain/loss on disposal of property .............          80          (71)
       Changes in assets and liabilities:
          Accounts receivable ........................     (46,221)     (23,735)
          Inventories ................................      (3,665)     (12,037)
          Prepaid expenses and other assets ..........      (7,238)     (11,453)
          Accounts payable and accrued expenses ......      34,160       18,971
          Income taxes payable .......................      (2,080)       5,523
                                                          --------     --------
      Net cash provided by operating activities ......      82,718       92,020
                                                          --------     --------
Cash flows from investing activities:
   Capital expenditures ..............................     (51,399)     (35,041)
   Purchase of available-for-sale securities .........     (95,640)     (25,417)
   Purchase of held-to-maturity securities ...........    (160,985)     (65,872)
   Maturities of marketable securities ...............     269,914       66,187
                                                          --------     --------
      Net cash used in investing activities ..........     (38,110)     (60,143)
                                                          --------     --------
Cash flows from financing activities:
   Common stock issued to employee stock purchase plan          --        1,376
   Net proceeds from sale of stock
     (Network Express/ZeitNet) .........................        --       37,543
   Proceeds from stock option exercise ...............       9,738        4,764
   Proceeds from purchases of common stock ...........         544           --
                                                          --------     --------
      Net cash provided by financing activities ......      10,282       43,683
                                                          --------     --------
Effect of exchange rate changes on cash ..............          72          745
                                                          --------     --------
Net increase in cash and cash equivalents ............      54,962       76,305
Cash and cash equivalents, beginning of period .......     105,467      116,683
                                                          --------     --------
Cash and cash equivalents, end of period .............    $160,429     $192,988
                                                          ========     ========

Cash paid during the year for:
   Income taxes ......................................    $ 66,024     $ 44,928
                                                          ========     ========

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.Basis of presentation

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

2. Inventories

Inventories consist of:

                                  8/31/96           2/29/96

Raw materials                    $ 45,637          $ 51,771
Work in process                    43,221            39,176
Finished goods                     75,543            68,731
                                 --------          --------
Total inventories                $164,401          $159,678
                                 ========          ========

3. Business Combinations

On July 26, 1996, the Company acquired ZeitNet, Inc., a privately-held company, and provider of solutions for connecting applications, servers and workgroups to high-performance Asynchronous Transfer Mode (ATM) networks. Under the terms of the merger agreement, approximately 1,924,137 shares of Cabletron common stock were exchanged for all outstanding shares of ZeitNet. This transaction was accounted for as a pooling of interests.

On August 1, 1996, the Company acquired Network Express, Inc., a provider of Integrated Services Digital Network (ISDN) high-speed LAN switched access solutions. Under the terms of the merger agreement, approximately 1,425,000 shares of Cabletron common stock were exchanged for all outstanding shares of Network Express, Inc. This merger transaction was accounted for as a pooling of interests.

In connection with these acquisitions the Company recorded a nonrecurring charge of $43 million in the quarter ended August 31, 1996.

4.   Proposed  acquisitions

On September 27, 1996, the Company announced it had entered into a merger agreement to acquire privately-held Netlink, Inc. a provider of frame relay access solutions for multi-protocol , mission critical networks. Under the terms of the merger agreement, approximately 2.3 million shares of Cabletron common stock will be exchanged for all outstanding shares of Netlink. The merger transaction will be accounted for as a pooling of interests. The merger agreement is subject to receipt of certain government approvals and approval of Netlink shareholders and is expected to be completed by fiscal year end.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cabletron Systems' worldwide net sales of $338.6 million for the three months ended August 31, 1996 represented a 27.8 percent increase over net sales of $265.0 million reported in the second quarter of the preceding fiscal year. The increase was primarily the result of higher sales of the Company's Multi Media Access Center (MMAC ) product family, including the Company's MMAC Plus, an intelligent switching hub, and small stackable hubs. As a percentage of net sales, international sales were 29 percent in the fiscal quarter ended August 31, 1996 compared to 27 percent for the same quarter of the preceding year.

Gross profit as a percentage of net sales for the three months ended August 31, 1996 was 59.3 percent, up 0.1 percent as compared to the same quarter of the preceding fiscal year.

Spending for research and development was $37.9 million, or 11.2 percent of net sales, compared to $30.2 million, or 11.4 percent of net sales, for the same quarter of the preceding year. The higher dollar spending for research and development reflected the hiring of additional software and hardware engineers and associated costs related to the development of new products.

Selling, general and administrative expenses for the three months ended August 31, 1996 increased to $68.7 million compared to $51.3 million for the same period of the preceding year. The dollar increase in expenses was due predominately to increased sales volume. Expenses for selling, general and administration as a percentage of net sales increased 0.9 percent over the same period of the preceding year.

Net interest income in the current period was $4.8 million, compared to $4.2 million in the same period of the preceding year. Interest income in both periods reflect returns on invested cash, marketable securities and investments. The increase in interest income resulted from higher interest rates and increased cash reserves.

Income before income taxes was $56.2 million or 16.6% of net sales compared to $79.6 million or 30.0% of net sales for the same period of the prior fiscal year. The decrease in income before taxes, as a percentage of net sales for the quarter, was due primarily to a nonrecurring charge of $43 million, resulting from the acquisitions of Network Express and ZeitNet.

Net income for the three months ended August 31, 1996 was $38.1 million compared to $51.8 million for the same period of the preceding year. Excluding the above mentioned one time non-recurring charge the Company would have realized net income of $65.1 million.

Liquidity and Capital Resources

Cash, cash equivalents, marketable securities and long-term investment increased $51.5 million from $431.8 million at February 29, 1996 to $483.3 million at August 31, 1996, primarily as the result of favorable operating results offset in part by capital investments for future development and sales growth.

Accounts receivable at August 31, 1996 were $196.1 million compared to $151.3 million at February 29, 1996. Average days sales outstanding were 52 days for the three months ended August 31, 1996 compared to 43 days for the fiscal year ended February 29, 1996. The increase was a result of the Company offering less stringent payment terms for some of its higher volume customers and shipment of products shifting towards the latter part of the quarter.

The Company has historically maintained higher levels of inventory than its competitors in the networking industry in order to implement its policy of shipping most orders requiring immediate delivery within 24 to 48 hours.
Worldwide inventories at August 31, 1996 were $164.4 million, or 111 days of inventory, compared to $159.7 million, or 112 days of inventory at the end of the prior fiscal year.

Capital expenditures for the first six months of fiscal 1997 were $51.4 million compared to $35.0 million for the same period of the preceding year. Capital expenditures included approximately $29.9 million for equipment costs, of which $27.2 million was for computer and computer related equipment, and $7.0 million for manufacturing related equipment.

Current liabilities at August 31, 1996 were $216.6 million compared to $171.9 million at the end of the prior fiscal year. This increase was mainly due to the growth in operations and the timing of disbursements.

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


Competitive Outlook

Competition in the computer networking industry has increased significantly in the recent past as companies more directly compete in offering so-called "end-to-end" enterprise networking solutions rather than component products within the enterprise network.Cabletron expects this trend to continue to increase in the future, in particular from its primary competitors (Cisco Systems, Inc., Bay Networks, Inc. and 3Com Corporation). In the past, Cabletron has relied upon a combination of internal product development and partnerships with other networking vendors to broaden its product line to meet this demand for "end-to-end" enterprise wide solutions. The increasing competitiveness among vendors, together with acquisitions by the Company and its competitors of smaller networking companies possessing complementary technologies, may materially limit Cabletron's ability to continue to partner with other vendors for new or complementary products. For example, pursuant to agreements with Cisco, Cabletron markets certain Cisco products in conjunction with its own products. Cisco has notified Cabletron that these agreements will not be renewed as they expire or will be terminated. The first of these agreements will expire on October 22, 1996. The Company believes Cisco's actions in failing to renew or terminating these agreements is anti-competitive. Cabletron has acquired or developed products intended to replace certain of these Cisco products. There can be no assurance that Cabletron will not experience difficulties that could delay or interfere with Cabletron's ability to successfully introduce, manufacture or market such replacement products or to supply Cisco products to its customers. The Company believes that the termination and nonrenewals will not have a material adverse effect on the Company's operating results. In the future, Cabletron expects to meet the demand for a broad array of products primarily through internal development and acquisitions. There can be no assurance that Cabletron will be successful in developing or acquiring products that will meet customers needs.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On October 7, 1996, a lawsuit was filed by Fred S. Havenick et al. Against Network Express, Inc. (which was recently acquired by Cabletron), certain of Network Express's officers and directors, two investment banking firms and Cabletron in the United States District Court of Michigan. The lawsuit purports to be a class action filed on behalf of persons who purchased Network Express stock between March 13, 1995 and October 6, 1995. The complaint alleges that certain of the defendants violated the securities laws by selling or participating in the sale of Network Express stock at a time when they were purportedly in possession of material nonpublic information concerning a decline in Network Express's sales in Japan and technical deficiencies in one of Network Express's principal products. The complaint does not specify the amount of the damages sought by plaintiffs. The Company is in the process of reviewing the allegations contained in the complaint.

Item 6. Exhibits and Reports on Form 8-K.

[a] There were no reports on Form 8-K filed during the quarter ended August 31, 1996.

[b] Exhibit 11 - Statement re: Computation of Per Share Earnings (page 13 of this report)

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                                   CABLETRON SYSTEMS, INC.
                                                        (Registrant)


October 11, 1996                          /s/ Craig R. Benson
         Date                                 Craig R. Benson
                                              Chairman of the Board, Treasurer,
                                              and Chief Operating Officer


October 11, 1996                          /s/ David J. Kirkpatrick
        Date                                  David J. Kirkpatrick
                                              Director of Finance and Chief
                                              Financial Officer

EXHIBIT INDEX


Exhibit No. Exhibit                                                    Page No.

11.1        Statement regarding computation of per share earnings         13