Form 10-Q
period 1996-11-30
CABLETRON SYSTEMS INC
filed 1997-01-14
CIK 846909

SECURITIES AND EXCHANGE COMMISSION
                             Washington , D.C. 20549

                                    Form 10-Q

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended November 30, 1996

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

                                        YES - X NO -

As of January 6, 1997 there were 155,819,755 shares of the Registrant's common stock outstanding.

This document contains 13 pages

Exhibit index on page 11

                                            INDEX

                                   CABLETRON SYSTEMS, INC.


                                                                    Page

     Facing Page                                                     1

     Index                                                           2


     PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements
     (All Financial Statements for prior periods have been restated to reflect the acquisitions of Network Express, Inc. and ZeitNet, Inc.)

     Consolidated Balance Sheets - November 30, 1996 (unaudited)
     and February 29, 1996 (audited)                                 3

     Consolidated  Statements  of Income - Three and nine months
     ended  November 30, 1996 and 1995 (unaudited)                   4

     Consolidated Statements of Cash Flows - Nine months ended
     November 30, 1996 and 1995 (unaudited)                          5


     Notes to Consolidated  Financial  Statements -
     November 30, 1996 (All notes have been restated to reflect
     the acquisitions)                                               6-7

     Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations                             7-9

     PART II. OTHER INFORMATION

     Item 1. Legal Proceedings                                       10

     Item 6. Exhibits and Reports on Form 8-K                        10

     Signatures                                                      11

     Index to the Exhibits                                           12

     Exhibit 11 - Statement re: Computation of Per Share Earnings    13

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CABLETRON SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)



                                                      (unaudited)     (audited)
                                                         11/30/96       2/29/96
Assets

Current assets:
     Cash and cash equivalents ......................   $  176,443   $  105,467
     Short-term investments .........................      175,795      172,896
     Accounts receivable, net .......................      220,371      151,263
     Inventories ....................................      177,258      159,678
     Deferred taxes .................................       58,767       38,315
     Prepaid expenses and other assets ..............       36,892       31,528
                                                        ----------   ----------
          Total current assets ......................      845,526      659,147
                                                        ----------   ----------
Long-term investments ...............................      163,724      153,424
Property, plant and equipment, net ..................      185,110      153,210
Long-term deferred taxes ............................       14,375       23,473
Other assets ........................................          ---        3,022
                                                        ----------   ----------
Total assets ........................................   $1,208,735   $  992,276
                                                        ==========   ==========

Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable ...............................   $   50,057   $   36,432
     Accrued expenses ...............................      145,046      115,660
     Other current liabilities ......................          ---        1,275
     Income taxes payable ...........................       17,228       18,536
                                                        ----------   ----------
          Total current liabilities .................      212,331      171,903
                                                        ----------   ----------
Deferred taxes ......................................        1,068        9,088
                                                        ----------   ----------
Total liabilities ...................................      213,399      180,991
                                                        ----------   ----------
Stockholders' equity:
     Preferred stock, $1.00 par value. Authorized
       2,000 shares; none issued ....................         ---           ---

     Common stock $0.01 par value. Authorized
       240,000 shares; issued and outstanding
       151,676 and 150,508 respectively..............        1,517        1,505
     Additional paid-in capital .....................      206,851      188,700
     Retained earnings ..............................      786,037      622,129
                                                        ----------   ----------
                                                           994,405      812,334
     Cumulative translation adjustment ..............          931       (1,049)
                                                        ----------   ----------
Total stockholders' equity ..........................      995,336      811,285
                                                        ----------   ----------
Total liabilities and stockholders' equity ..........   $1,208,735   $  992,276
                                                        ==========   ==========



CABLETRON SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands of dollars except per share amounts)


                                                                          (unaudited)
                                                         Three Months Ended         Nine Months Ended
                                                              November 30,               November  30,
                                                           1996          1995         1996         1995
                                                           ---           ----         ----         ----

Net sales .........................................     $359,016     $282,838   $1,018,062     $793,586
Cost of sales .....................................      146,299      115,503      415,585      323,758
                                                        --------     --------   ----------     --------
     Gross profit .................................      212,717      167,335      602,477      469,828
                                                        --------     --------   ----------     --------
Operating expenses:
     Research and development .....................       39,783       32,405      116,551       90,017
     Selling, general and administrative ..........       72,625       56,608      205,214      157,640
     Nonrecurring items ...........................          ---          ---       43,024          ---
                                                        --------     --------   ----------     ---------
          Total operating expenses ................      112,408       89,013      364,789      247,657
                                                        --------     --------   ----------     --------
          Income from operations ..................      100,309       78,322      237,688      222,171
Interest income ...................................        4,943        5,088       14,285       13,000
                                                        --------     --------   ----------     --------
          Income before income taxes ..............      105,252       83,410      251,973      235,171
Income taxes ......................................       36,219       29,379       87,307       82,482
                                                        --------     --------     --------     --------
Net income ........................................     $ 69,033     $ 54,031   $  164,666     $152,689
                                                        ========     =========  ===========    ========
Net income per common share .......................     $   0.46     $   0.36   $     1.09     $   1.03
                                                        ========     =========  ===========    ========
Weighted average number of shares
outstanding .......................................      151,465      149,642      151,140      148,728
                                                        ========     ========   ==========     ========


CABLETRON SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)
(unaudited)

                                                             Nine Months Ended
                                                               November 30,
                                                              1996         1995
                                                              ----         ----

Cash flows from operating activities:
   Net income ........................................   $ 164,666    $ 152,689
   Adjustments to reconcile net income to net
   cash provided by operating activities:
       Depreciation and amortization .................      36,933       26,041
       Provision for losses on accounts receivable ...       7,276         (297)
       Deferred taxes ................................     (19,376)         (24)
       Gain/loss on disposal of property .............          83          (75)
       Forgiveness of Notes Receivable from
         Shareholders ................................         ---          151
       Changes in assets and liabilities:
          Accounts receivable ........................     (71,281)     (35,936)
          Inventories ................................     (17,086)     (38,064)
          Prepaid expenses and other assets ..........      (2,175)     (12,910)
          Accounts payable and accrued expenses ......      37,753       39,598
          Income taxes payable .......................      (1,148)       9,051
                                                         ---------    ---------
      Net cash provided by operating activities ......     135,645      140,224
                                                         ---------    ---------
Cash flows from investing activities:
   Capital expenditures ..............................     (68,176)     (49,982)
   Purchase of available-for-sale securities .........    (169,349)     (57,623)
   Purchase of held-to-maturity securities ...........    (170,595)    (213,974)
   Maturities of marketable securities ...............     326,729      198,642
                                                         ---------    ---------
      Net cash used in investing activities ..........     (81,391)    (122,937)
                                                         ---------    ---------
Cash flows from financing activities:
   Common stock issued to employee stock purchase plan       3,019        1,522
   Net proceeds from sale of stock
   (Network Express/ZeitNet) .........................         ---       38,097
   Proceeds from stock option exercise ...............      13,110       12,750
   Proceeds from purchases of common stock ...........         544          ---
                                                         ---------    ---------
      Net cash provided by financing activities ......      16,673       52,369
                                                         ---------    ---------
Effect of exchange rate changes on cash ..............          49           68
                                                         ---------    ---------
Net increase in cash and cash equivalents ............      70,976       69,724
Cash and cash equivalents, beginning of period .......     105,467      247,246
                                                         ---------    ---------
Cash and cash equivalents, end of period .............   $ 176,443    $ 316,970
                                                         =========    =========

Cash paid during the year for:
   Income taxes ......................................   $ 101,318    $  44,928
                                                         =========    =========

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

Historical financial statements have been restated to give retroactive effect for the acquisitions of Network Express, Inc. and ZeitNet, Inc., both of which have been accounted for as poolings of interests.

2. Inventories

Inventories consist of:

                                  11/30/96          2/29/96

Raw materials                     $ 35,592         $ 51,771
Work in process                     54,290           39,176
Finished goods                      87,376           68,731
                                  --------         --------
Total inventories                 $177,258         $159,678
                                  ========         ========



3.   Stock Split

On October 28, 1996, Cabletron Systems, Inc. announced that its Board of Directors had authorized a 2-for-1 split of its common stock to be effected in the form of a 100 percent stock dividend.

Presentation of common stock outstanding and earnings per share on the attached financial statements have been adjusted to reflect this 2-for-1 common stock split, which took effect on November 26, 1996.

4. Subsequent events

On December 10, 1996 the Company acquired Netlink, Inc. a provider of frame relay access solutions for multi-protocol, mission critical networks. Under the terms of the merger agreement, 4,514,638 shares of post-split Cabletron common stock were exchanged for all outstanding shares of Netlink on a fully diluted basis. This merger transaction was accounted for as a pooling of interests.

5. Proposed acquisitions

On December 2, 1996, the Company announced it had entered into a merger agreement to acquire privately-held The OASys Group Inc. a leading supplier of software targeted at managing telecommunications devices and connections used in high-speed, fiber-optic networks. Under the terms of the merger agreement approximately 240,000 shares of post-split Cabletron common stock will be exchanged for all outstanding shares of OASys. The issusance of the shares to OASys upon consummation of the merger is not expected to have a materially dilutive effect on earnings. The transaction will be accounted for as a purchase and is expected to qualify as a tax-free reorganization. The merger is subject to approval by the shareholders of OASys.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cabletron Systems' worldwide net sales of $359.0 million for the three months ended November 30, 1996 represented a 26.9 percent increase over net sales of $282.8 million reported in the third quarter of the preceding fiscal year. The increase was primarily the result of higher sales of the Company's Multi Media Access Center (MMAC ) product family, including the Company's MMAC Plus, an intelligent switching hub, and small stackable hubs. As a percentage of net sales, international sales were 30.0 percent in the fiscal quarter ended November 30, 1996 compared to 29.6 percent for the same quarter of the preceding year.

Gross profit as a percentage of net sales for the three months ended November 30, 1996 was 59.3 percent, up 0.1 percent as compared to the same quarter of the preceding fiscal year.

Spending for research and development was $39.8 million, or 11.1 percent of net sales, compared to $32.4 million, or 11.5 percent of net sales, for the same quarter of the preceding year. The higher dollar spending for research and development reflected the hiring of additional software and hardware engineers and associated costs related to the development of new products.

Selling, general and administrative expenses for the three months ended November 30, 1996 increased to $72.6 million compared to $56.6 million for the same period of the preceding year. The dollar increase in expenses was due predominately to increased sales volume. Expenses for selling, general and administration as a percentage of net sales increased 0.2 percent over the same period of the preceding year.

Net interest income in the current period was $4.9 million, compared to $5.1 million in the same period of the preceding year. Interest income in both periods reflect returns on invested cash, marketable securities and investments. The decrease in interest income resulted from lower interest rates earned on investment.

Income before income taxes was $105.3 million or 29.3% of net sales compared to $83.4 million or 29.5% of net sales for the same period of the prior fiscal year.

Net income for the three months ended November 30, 1996 was $69.0 million compared to $54.0 million for the same period of the preceding year.

Liquidity and Capital Resources

Cash, cash equivalents, marketable securities and long-term investment increased $84.2 million from $431.8 million at February 29, 1996 to $516.0 million at November 30, 1996, primarily as the result of favorable operating results offset in part by capital investments for future development and sales growth.

Accounts receivable at November 30, 1996 were $220.4 million compared to $151.3 million at February 29, 1996. Average days sales outstanding were 53 days for the three months ended November 30, 1996 compared to 43 days for the fiscal year ended February 29, 1996. The increase was a result of the Company offering less stringent payment terms for some of its higher volume customers and shipment of products shifting towards the latter part of the quarter.

The Company has historically maintained higher levels of inventory than its competitors in the networking industry in order to implement its policy of shipping most orders requiring immediate delivery within 24 to 48 hours. Worldwide inventories at November 30, 1996 were $177.3 million, or 104 days of inventory, compared to $159.7 million, or 112 days of inventory at the end of the prior fiscal year.

Capital expenditures for the first nine months of fiscal 1997 were $68.2 million compared to $50.0 million for the same period of the preceding year. Capital expenditures included approximately $46.1 million for equipment costs, of which $27.2 million was for computer and computer related equipment, and $8.3 million for manufacturing related equipment.

Current liabilities at November 30, 1996 were $212.3 million compared to $171.9 million at the end of the prior fiscal year. This increase was mainly due to the growth in operations and the timing of disbursements.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments in legal proceedings related to the Company. See the Company's Quarterly Report on Form 10-Q for the period ended August 31, 1996.

Item 6. Exhibits and Reports on Form 8-K.

[a] Exhibit 11 - Statement re: Computation of Per Share Earnings (page 13 of this report)

(b) Cabletron filed the following Reports on Form 8-K during the quarter ended November 30, 1996.

 1. Current report on Form 8-K/A-2 dated November 20, 1996. Such report disclosed restated historical financial statements of the Company to reflect previous acquisitions which were accounted for as poolings of interest.

 2. Current report on Form 8-K/A dated October 25, 1996. Such report disclosed restated historical financial statements of the Company to reflect previous acquisitions which were accounted for as poolings of interest.

 3. Current report on Form 8-K dated October 24, 1996. Such report disclosed restated historical financial statements of the Company to reflect previous acquisitions which were accounted for as poolings of interest.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                            CABLETRON SYSTEMS, INC.
                                                    (Registrant)


January 14, 1997                       /s/ Craig R. Benson
     Date                                  Craig R. Benson
                                           Chairman of the Board, Treasurer,
                                            and Chief Operating Officer


January 14, 1997                       /s/ David J. Kirkpatrick
     Date                                  David J. Kirkpatrick
                                           Director of Finance and Chief
                                            Financial Officer

EXHIBIT INDEX

Exhibit                                                                  Page
    No.    Exhibit                                                        No.

11.1       Statement regarding computation of per share earnings          13





                                  EXHIBIT 11.1
                    CABLETRON SYSTEMS, INC. AND SUBSIDIARIES
                 STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS
                  For periods ended November 30, 1996 and 1995

               (in thousands of dollars, except per share amounts)


                                                                         (unaudited)
                                                            Three Months Ended       Nine Months Ended
                                                                 November 30,            November 30,
                                                                1996        1995        1996       1995
                                                                ----        ----        ----       ----
Net Income Per Common Share - (non-dilutive)

Net income ...............................................  $ 69,033    $ 54,031    $164,666    $152,689
                                                            ========    ========    ========    ========

Weighted average common shares outstanding ...............   151,465     149,642     151,140     148,728
                                                            ========    ========    ========    ========

Reported net income per common share .....................  $   0.46    $   0.36    $   1.09    $   1.03
                                                            ========    ========    ========    ========


Net Income Per Common Share - (full dilution)

Net income ...............................................  $ 69,033    $ 54,031    $164,666    $152,689
                                                            ========    ========    ========    ========

Weighted average common shares outstanding ...............   151,465     149,642     151,140     148,728

Add net additional common shares upon assumed exercise
          of common stock options ........................     3,414       3,970       4,921       3,970
                                                            --------    --------    --------    --------

Adjusted average common shares outstanding ...............   154,879     153,612     156,061     152,698
                                                            ========    ========    ========    ========

Net income per common share - (full dilution) ............  $   0.45    $   0.35    $   1.06    $   1.00
                                                            ========    ========    ========    ========
