Form 10-K
period 1997-02-28
CABLETRON SYSTEMS INC
filed 1997-06-02
CIK 846909

Letter to Our Shareholders:

Cabletron Systems continues to perform as one of the major internetworking companies in the industry. For the fiscal year ending February 28, 1997, Cabletron reported sales of $1.4 billion, an increase of 28 percent over the $1.1 billion reported for fiscal year 1996. Net income for fiscal year 1997 was $222.1 million or $1.43 per share, compared to $144.5 million or $0.95 per share for fiscal year 1996. All results have been re-stated to reflect the acquisitions that occurred in fiscal year 1997. Cabletron also announced a two-for-one stock split in November 1996, the company's second stock split in the past three years.

This has been a very busy year for Cabletron. We picked up where we left off in fiscal year 1996 (when we acquired a business unit of Standard Microsystems, Inc.) by making four more strategic technology acquisitions. Agreements with Zeitnet, Inc. (for Asynchronous Transfer Mode or ATM), Network Express, Inc. (for Integrated Services Digital Network or ISDN), Netlink, Inc. (for frame relay) and The OASys Group (for telecommunications management applications) have allowed us to enhance our existing product line and still provide the tightly integrated, end-to-end solutions our customers demand. Whether it's through internal development or an outside acquisition, Cabletron is committed to being the single, reliable source for today's growing enterprise networks.

And while today's networks are demanding better performance, more horsepower and faster connections, what about tomorrow's infrastructures? Cabletron is already ahead of the game, developing solutions that meet and exceed the mission-critical requirements for future environments. During the past year alone, Cabletron has introduced powerful switches that lay the groundwork for a full-blown ATM network or Gigabit Ethernet backbone. Both are relatively new technologies. At the same time, we have introduced innovative network and systems management applications that work with the fastest growing management platform in the industry: SPECTRUM. These applications allow companies to monitor and control precious networked resources including bandwidth allocation, e-mail file servers and selected databases from a centralized location.

It doesn't seem that long ago that Cabletron was a two-man operation based in a small garage. Times have certainly changed to the point where we are now a billion-dollar company on the verge of even greater success. The substantial investments we've made in R&D, acquisitions, service and support, our global sales strategy and our people will springboard Cabletron well into the next century and change the way customers rely on their information networks.

We are grateful to all of our customers, suppliers, partners and employees, because without you, this year could not have been as successful as it was. Thank you. We are equally appreciative of our shareholders whose continued support helps keep Cabletron's momentum building.

Sincerely,


/s/ S. Rober Levine                      /s/ Craig, R. Benson
S. Robert Levine                         Craig R. Benson
President and Chief Executive Officer    Chairman and Chief Operating Officer

                      SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                  FORM 10-K

                 [X] ANNUAL REPORT UNDER SECTION 13 or 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended February 28, 1997

                                      OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from . . . . to . . . .
                        Commission File Number 1-10228

                           CABLETRON SYSTEMS, INC.
            (Exact name of registrant as specified in its charter)


         Delaware                                     04-2797263
State or other jurisdiction of                    (I.R.S. Employee
 incorporation or organization)                   identification no.)


              35 Industrial Way, Rochester, New Hampshire 03866
            (Address of principal executive offices and zip code)

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

                                   YES X NO

As of May 8, 1997, 157,047,949 shares of the Registrant's common stock were outstanding. The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant as of May 8, 1997 was approximately $4.4 billion.

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K (229.405) is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy for information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                     DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference:

Part III Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 1997 Annual Meeting of Stockholders.

                                TABLE OF CONTENTS



                                     PART I



Item
         Page

   1.   Business                                                       3
   2.   Properties                                                     8
   3.   Legal Proceedings                                              8
   4.   Submission of Matters to a Vote of Security Holders            8
   4a.  Executive Officers of the Registrant                            9


                                     PART II



   5.   Market for the Registrant's Common Equity and
         Related Stockholder Matters                                   10
   6.   Selected Financial Data                                        11
   7    Management's Discussion and Analysis of Financial
         Condition and Results of Operations                           12-16
   8.   Consolidated Financial Statements and Supplementary Data       17-30
   9.   Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure                           32




                                    PART III



   10.   Directors and Executive Officers of the Registrant            32
   11.   Executive Compensation                                        32
   12.   Security Ownership of Certain Beneficial Owners
          and Management                                               32
   13.   Certain Relationships and Related Transactions                32





                                     PART IV

   14.  Exhibits, Financial Statement Schedules and Reports
         on Form 8-K                                                  33

PART I

Unless otherwise indicated, all information in this Annual Report on Form 10-K gives effect to a two-for-one stock split of the Company's common stock implemented as a 100 percent stock dividend, effective November 27, 1996.

1.  ITEM 1. Business

General

Cabletron Systems, Inc. (referred to herein as "Cabletron," "Registrant" or "the Company") develops, manufactures, markets, installs and supports a wide range of standards-based local area network and wide area network (LAN and WAN, respectively) connectivity hardware and software products (including intelligent switches and hubs, remote access devices, and sophisticated management software). Cabletron delivers products to address the full range of networking technologies, including Ethernet, Fast Ethernet, Gigabit Ethernet, token ring, fiber distributed data interface (FDDI), asynchronous transfer mode (ATM), integrated services digital network (ISDN) and frame relay.

The Company's networking strategy, known as Synthesis, is a strategic framework which combines infrastructure products and technologies, automated management tools, and support services. Synthesis allows the creation of a network with enhanced performance and capabilities, manageability, and reliability and a lower overall cost structure. The Company's products includes the MMAC-Plus products, the Company's modular advanced switching intelligent hubs, the SmartSwitch products, switching products which provide a high density of switched ports for predominant technologies using a combination of ASICs and RISC-based processors, the MMAC, the Company's wiring closet smart hub, and ISDN and frame relay products. All of the Company's intelligent networking products are managed by SPECTRUM, Cabletron's sophisticated enterprise-wide network management system. The Company also produces and supports other networking products, such as adapter cards, other interconnection equipment, wiring cables, and file server products, and provides a wide range of networking services. The Company believes that its broad product line and full service capabilities enable it to offer its customers "The Complete Networking Solution(R)"

Recent Product Line Acquisitions

Fiscal 1997 Acquisitions

In July 1996, the Company acquired ZeitNet Inc. ("ZeitNet"), a privately held manufacturer and a leader in providing high-quality, low-cost solutions for connecting applications, servers and workgroups to high-performance asynchronous transfer mode (ATM) networks. Under the terms of the agreement, Cabletron issued approximately 3.3 million shares of common stock for all of the outstanding shares of ZeitNet (as well as all shares to be issued pursuant to ZeitNet options assumed by Cabletron) in a transaction accounted for as a pooling of interests.

In August 1996, the Company acquired Network Express, Inc. ("Network Express"), a publicly held manufacturer and a provider of ISDN high-speed LAN switched access solutions. Under the terms of the agreement, Cabletron issued approximately 2.9 million shares of common stock for all of the outstanding shares of Network Express (as well as all shares to be issued pursuant to Network Express options assumed by Cabletron) in a transaction accounted for as a pooling of interests.

In December 1996, the Company acquired Netlink, Inc. ("Netlink"), a privately held manufacturer and supplier of frame relay access solutions for multi-protocol, mission-critical networks. Under the terms of the agreement, Cabletron issued approximately 3.8 million shares of common stock for all of the outstanding shares of Netlink (as well as all shares to be issued pursuant to Netlink options assumed by Cabletron) in a transaction accounted for as a pooling of interests.

In February 1997, the Company acquired The OASys Group, Inc. ("OASys"), a privately-held developer of software used to manage telecommunications devices and connections in high-speed, fiber-optic networks. Cabletron issued approximately 226,000 shares of common stock for all of the outstanding shares of OASys (as well as all shares to be issued pursuant to OASys options assumed by Cabletron) in a transaction accounted for as a purchase.

Fiscal 1996 Acquisitions

In order to broaden the range of switching products offered by the Company, in January 1996 Cabletron acquired the Enterprise Networks Business Unit (ENBU) of Standard Microsystems Corporation for $85.7 million. The products acquired from the ENBU include standalone Fast Ethernet market, as well as a modular chassis offering several networking technologies. The transaction was accounted for as a purchase.

Cabletron is a Delaware corporation organized in 1988. The executive offices of the Company are located at 35 Industrial Way, Rochester, New Hampshire 03866 (telephone: (603) 332-9400).

Products and Services

The Company's operations are grouped into the product areas discussed below.

Smart Switches and Hubs, and Related Products

MMAC-Plus

The MMAC-Plus is an enterprise-level backbone switching chassis. The MMAC-Plus, with its high bandwidth (aggregate bandwidth 60 Gbps), switching rate (aggregate switching rate of 10 million packets/cells per second) and modularity (up to 14 separate MMAC-Plus modules), is designed to operate as the central switching hub for networks containing large numbers of nodes and multiple disparate networking technologies. Each MMAC-Plus module implements one or more of the following technologies: ATM cell transport, SecureFast packet switching (Cabletron's own standards-based switching technology), SecureFast Virtual networking and network layer routing or standard MAC layer bridging. In addition to accommodating the latest networking technologies, the MMAC-Plus is designed to integrate customers' legacy systems. The MMAC-Plus, like all members of the MMAC family, is designed to be highly fault tolerant.

MMAC-Plus 6

The MMAC-Plus 6, introduced in 1996, is a six module switching chassis. The MMAC-Plus 6 offers many of the MMAC-Plus' advanced capabilities, including distributed virtual routing, high performance switching and embedded management, in a product designed to be used in the wiring closet or smaller distributed data centers. The MMAC-Plus 6 enables deployment of dedicated bandwidth to the desktop, with support for over 200 shared or switched Ethernet ports.

SmartSwitch 6000

The SmartSwitch 6000, based upon the Company's SmartSwitch architecture, is intended primarily for the wiring closet environment. The SmartSwitch 6000, which principally provides interconnectivity between Fast Ethernet, ATM or FDDI backbone connections and local Ethernet connections, accepts up to five SmartSwitch modules, including a thirteen port 10 Mbps Ethernet module, a two port 100 Mbps Fast Ethernet module, a single port FDDI module and an ATM module. By allowing virtually any combination of these modules, the SmartSwitch 6000 provides customers with substantial flexibility.

SmartSwitch 2200

The SmartSwitch 2200 is a standalone switch that provides twenty-four 10Mbps switch ports and two 100 Mbps switch ports and has been designed specifically for use at the workgroup or desktop level of the enterprise. The SmartSwitch 2200 offers both high-performance Ethernet switching and also high-speed backbone connections through either Fast Ethernet, FDDI, or ATM.

MMAC

First introduced in 1988, the Multi Media Access Center (MMAC) provides centralized management and connectivity for any standard LAN or WAN through a variety of networking technologies. The MMAC supports both previously existing networking technologies such as Ethernet, token ring, FDDI and Systems Network Architecture (SNA) as well as emerging advancements including ATM and Cabletron's own SecureFast Switching. With more than one hundred MMAC interface modules available, customers can custom configure a network according to their particular needs. As requirements change, the MMAC can be reconfigured to provide a smooth migration to higher bandwidth technologies.

ATX

Cabletron's ATX (acquired from the ENBU of SMC) provides high-performance, multiprotocol LAN solutions for high-capacity backbone or departmental networks. The ATX permits high-bandwidth switching between Ethernet, token ring, FDDI and 100BASE-T LANs, with full connectivity to ATM.

Standalone Switches

Cabletron offers three families of standalone switches: the FN family of departmental Ethernet network switches (acquired from the ENBU of SMC); the ZX-250 family of ATM workgroup and interworkgroup switches (acquired from ZeitNet); and the SFCS family of products for ATM datacenter applications (through the Company's partnership with Fore Systems). The FN10 provides switched 12 or 24 Ethernet ports with two optional Fast Ethernet ports, while the FN100 is designed to support full 10 Mbps or 100Mbps connectivity on eight ports. The SmartCell ZX-250 ATM switch family combines high-performance ATM switching with advanced networking software in a compact platform. The SFCS switches are designed to meet the needs of the LAN backbone networks. They offer a wide variety of options for connectivity with LAN to ATM access devices, inter-switch links, and entry to the WAN backbone.

Wide Area Networking Products

Cabletron's CyberSWITCH family of products includes both internally developed remote access products, as well as Network Express' remote access product line. The CyberSWITCH products provide connectivity from the small office/home office
(SOHO) environment, to the central site locations of corporations.

In its acquisition of Netlink Cabletron acquired products for transmitting data over frame relay for WAN connectivity. For branch locations, the Netlink FRX products provide seamless integration of all network traffic over frame relay to provide prioritized service to mainframe-based applications. For the data center of a company, the Netlink FRX product brings multiprotocol, T1 and frame relay networking through a scaleable, parallel processing architecture.

Network Management Software

As enterprise networks grow in number, become more diverse and complex and incorporate increasing bandwidth capacity, organizations require more sophisticated network management systems. SPECTRUM, Cabletron's enterprise-wide network management software, allows network administrators to monitor and control all of the physical layer components making up a worldwide network. SPECTRUM, which integrates a graphical user interface and a UNIX-based client/server architecture, provides powerful network management tools in an easy-to-use, scaleable and distributed environment. SPECTRUM incorporates IMT, a form of artificial intelligence that provides SPECTRUM with the ability to model every element of the network, including physical cables, network devices, and applications. SPECTRUM is designed to enable network administrators to view worldwide enterprise networks and diagnose, actively anticipate and correct problems at many levels, including the individual node level. The Company has developed SPECTRUM modules for a wide range of network products, including over 110 applications for third-party products. The Company plans to continue to develop SPECTRUM system enhancements and modules to increase the number of third-party network products for which SPECTRUM is applicable. OASys' TL1/CMIP product, which is being integrated into SPECTRUM will position Cabletron to manage gigabit-speed telco carrier networks. OASys products support the management of SONET (Synchronous Optical Network) devices, which are becoming prevalent among telco carries for high bandwidth communications. Cabletron also offers SPECTRUM toolkits, Application Program Interfaces (APIs), and Platform External Interfaces (PEIs) which are designed to enable the Company's customers and partners to quickly and easily establish links with SPECTRUM.

The Company believes that SPECTRUM has helped to establish Cabletron as a leader in the field of network management software and contributes to the market acceptance of the Company's interconnectivity hardware. SPECTRUM is sold both to purchasers of Cabletron's LAN and WAN products and on a stand-alone basis as a network management platform.

Network Interconnection Equipment

The Company manufactures a line of dual-port and multiport stand-alone repeaters, which are designed to connect up to eight Ethernet/IEEE 802.3 segments together or to an Ethernet backbone. The Company also produces Desktop Network Interface ("DNI") cards, which enable the user to connect directly to 10BASE-T unshielded twisted pair, fiber optic or coaxial cabling via a built-in transceiver on the card, and provide high-speed Ethernet and Token Ring data connections for various personal computer platforms.

Service and Support

Cabletron is one of the few companies that, in addition to manufacturing a broad line of network equipment, also offers a wide range of services for networks, including service maintenance; consulting, design and configuration; project planning; project management; training; testing, certification and documentation; and performance analysis. To provide service to our multinational customers, Cabletron has introduced World/One, a program that offers focused account management and global support, as well as special tools and privileges, to qualifying multinational corporations. Cabletron offers comprehensive training programs to ensure that customers receive the maximum benefit from their networks. Cabletron's service group forms an integral part of the Company's marketing strategy, as it constitutes a key element of the complete networking solution offered by the Company. The Company believes that the combination of its broad line of networking products, its emphasis on service, and its close acquaintance with customers' needs enable it to compete effectively.

Other Products

The Company's other products include test equipment designed to analyze networks and protocols and to verify proper installation and operation of the network, cabling, transceivers, repeaters and other devices. The Company also sells electronically-tested Ethernet coaxial cable, shielded twisted pair (IBM-type) wire, unshielded twisted-pair wire and optical fiber cut to specific lengths.

Distribution and Marketing

Cabletron distributes its products through a substantial direct sales force that is supplemented by several distributors and other resellers through the Synergy Plus Program. The Company's direct sales are made by approximately 200-plus sales representatives located in 33 countries around the world. This direct sales force is supplemented by more than 2,500 people located at the Company's headquarters and regional in-house technical services and sales support staff. The Company believes that its ratio of in-house sales, marketing and technical services and sales support staff to field sales force is among the highest in the industry and contributes significantly to the effectiveness of the Company's field sales force. The Company's international locations use various sales strategies depending on the best channel of distribution for each country. Such strategies include a direct sales presence, a direct sales force working with local distributors or a combination of the two. The Synergy Plus Program is a blueprint for resellers that outlines the building blocks of a business relationship with Cabletron. The blueprint sets forth the principles of the relationship, including level of information and training, business support and services, pricing structure, and levels of organization. Synergy Plus offers a comprehensive, well-defined business strategy, a clear pricing policy, and effective support in sales and marketing.

The Company actively employs several methods to market its products, including regular participation in trade shows as both a vendor and networker, frequent advertisement in trade journals, regular attendance by corporate officers at press briefings and trade seminars, submission of demonstration products to selected customers for evaluation, and direct mailings and telemarketing efforts.

Customers

Cabletron's end-user customers include commercial, industrial and manufacturing companies; federal, state and local government agencies; brokerage and investment banking firms; multinational and international companies; insurance companies and other financial institutions; universities; and leading accounting and law firms.

In fiscal 1997, no single customer represented more than 3% of Cabletron's net sales, and the Company's top ten customers represented, in the aggregate, approximately 13% of its net sales. Net sales to the federal government accounted for approximately 12% of the Company's sales during the last fiscal year. Most of the Company's contracts with the federal government are on a fixed-price basis. The books and records of the Company are subject to audit by the General Services Administration, the Department of Labor and other government agencies.

Competition

The computer networking industry is intensely competitive and subject to increasing consolidation. Cabletron expects competition to increase significantly in the future from its primary competitors (Cisco Systems, Inc., Bay Networks, Inc. and 3Com Corporation) and other existing competitors and from potential competitors that may enter Cabletron's existing or future markets. Increased competition could result in price reductions, reduced margins and loss of market share, any or all of which could materially and adversely affect Cabletron's business and operating results and increase fluctuations in operating results. Cabletron's margins may also decrease as a result of changes in product mix, increased sales through lower margin sales channels, increased component costs and higher research and development and sales, general and administrative expenses which may be necessary in future periods to meet the demand of greater competition. Competitors may develop new products with features that could adversely affect the competitive position of Cabletron's products. There can be no assurance that Cabletron will be successful in selecting, developing, manufacturing and marketing new products or enhancing its existing products or that Cabletron will be able to respond effectively to technological changes, new standards or product announcements by competitors. Cabletron's competitors include many large domestic and foreign companies, as well as emerging companies attempting to sell products to specialized markets such as those addressed by Cabletron.

For  other  factors   related  to  the  Company's   competitive   outlook,   see
"Management's Discussion and Analysis of Financial Conditions and Results of Operations-Business Environment and Risks Factors."

Research and Development

The networking industry is characterized by rapid technological advances, frequent product introductions and evolving industry standards. Cabletron believes that its future success depends on its ability to continue to enhance its existing products and to develop on a timely basis technologically advanced new products that meet industry standards, perform successfully and achieve market acceptance. Because of the nature of the Company's distribution system, which places heavy reliance on direct sales to end-users, Cabletron believes it has been able to react quickly to changes in customer demand and users' needs. Additionally, the Company has representatives on many of the industry committees drafting evolving standards. In recent years, Cabletron has substantially increased its research and development expenses and its staff of software and hardware engineers. There can, however, be no assurance that the Company will be successful in selecting, developing, manufacturing and marketing new products that will perform satisfactorily and achieve market acceptance or in enhancing its existing products. Nor can there be any assurance that the Company will be able to respond effectively to technological changes or new product announcements by others or that the Company will be successful in augmenting its software capability. In addition, technological changes may render portions of the Company's inventory obsolete.

During fiscals years 1997, 1996 and 1995, research and development expenses were $161.7 million, $127.3 million and $89.1 million, respectively. The Company believes that as networks grow larger and more complex, end-users' evaluation of network technology will increasingly be based on the software component of products, particularly in the area of network control management. As of February 28, 1997 approximately 60% of the personnel in the Company's research and development department consisted of software development personnel. The remaining personnel were involved in hardware development. The Company intends to continue to increase both its research and development budget and engineering staff.

Supply of Components

Cabletron's network interconnection products are manufactured principally in printed circuit board format produced from Company designs together with standard and semi-custom components. Certain components used in Cabletron's products are presently available from only one source and others are available only from a limited number of sources.

Many of the connectors, power supplies, and ASICs used in Cabletron's products are sole sourced. These sole sourced products are either proprietary or patented by the manufacturer, or designed to Cabletron's specifications. Cabletron utilizes the design and manufacturing capabilities of many of the leading companies in the semiconductor industry. The Company believes current agreements with these suppliers will adequately meet its design and production requirements for the foreseeable future.

The supply of critical integrated circuits, which are often proprietary and are used in the Company's DNI cards and bridging products, remains steady. The demand for critical DRAM, SRAM and Flash products has decreased but is monitored carefully. Sources of supply are in place to meet manufacturing and engineering requirements. Agreements with strategically sourced silicon vendors are in place and continue to be updated for changes in design and manufacturing volumes.

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

There can be no assurance that the steps taken by Cabletron in this regard will be adequate to prevent misappropriation of its technology or that Cabletron's competitors will not independently develop technologies that are substantially equivalent or superior to Cabletron's technology. In addition, the laws of some foreign countries do not protect Cabletron's proprietary rights to the same extent as do the laws of the United States. No assurance can be given that any patents issued to Cabletron will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide competitive advantages.

Backlog

The Company's backlog at February 28, 1997, was approximately $125.0 million, compared with backlog at February 29, 1996, of approximately $129.5 million. In general, orders included in backlog may be canceled or rescheduled by the customer without significant penalty. Therefore, backlog as of any particular date may not be indicative of the Company's actual sales for any succeeding fiscal period. The Company does not anticipate any problems in fulfilling its backlog within the upcoming fiscal year.

Inventory and Working Capital

The Company's policy is to maintain a sufficient inventory of products to permit the shipping of most customer orders that require rapid delivery within 24 to 48 hours of receipt. This delivery policy requires higher levels of inventory than those of other companies in the networking industry. Additional financial information on inventories and working capital is contained in "Management's Discussion and Analysis of Financial Conditions and Results of Operations" at pages 12 to 16 of this document.

Employees

As of February 28, 1997, the Company had 6,607 full-time employees. The Company's employees are not represented by a union or other collective bargaining agent and the Company considers its relations with its employees to be good.

Domestic and Foreign Financial Information

Financial information concerning foreign and domestic operations is contained in
Note 13 of "Notes to the Consolidated Financial Statements" included at page 30 of this document.

ITEM 2. Properties

The Company owns and occupies a number of buildings Rochester, New Hampshire including a 206,000 square-foot manufacturing facility which also accommodates a portion of corporate engineering buildings totaling 122,000 square-feet which accommodate sales, marketing, administration and technical support personnel, and a warehousing and distribution facility, totaling 221,000 square-feet. The Company owns a 114,000 square-foot engineering building in Merrimack, New
Hampshire. The Company also occupies facilities in Newington and Nashua, New Hampshire, Andover and Framingham, Massachusetts, Ann Arbor, Michigan and Santa Clara, California.

The Company leases three manufacturing buildings totaling 87,000 square feet in Ironton, Ohio, a 100,000 square-foot manufacturing facility in Limerick, Ireland, and a 50,000 square-foot distribution center in Shannon, Ireland, to support its European sales activities. The Company also leases a 62,000 square-foot research and development facility in Durham, New Hampshire and a 34,000 square-foot engineering office in Nashua, New Hampshire. Cabletron also leases sales and technical support offices that range from 1,000 to 20,000 square feet at various locations throughout the world.

The Company believes that its facilities are adequate to support anticipated sales growth over the next 12 to 18 months. Such growth, however, will require additional production employees and capital equipment. The Company believes that adequate supplies of labor are available in the areas where the Company's manufacturing operations are located.

Financial  information  regarding leases and lease  commitments are contained in
Note 8 of "Notes to the Consolidated Financial Statements" included at page 25 of this document.

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

ITEM 4a. Executive Officers of the Registrant

The executive officers of the Company are as follows:

Name                          Age         Position

S. Robert Levine              39          President,  Chief Executive  Officer
                                          and Director

Craig R. Benson               42          Chairman,  Chief Operating  Officer,
                                          Treasurer and Director

Christopher J. Oliver         36          Director    of    Engineering    and
                                          Manufacturing

David J. Kirkpatrick          45          Director   of   Finance   and  Chief
                                          Financial Officer


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

PART II

ITEM 5. MARKET FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
MATTERS

STOCK PRICE HISTORY

The following table sets forth the high and low sale prices for the Company's Common Stock as reported on the New York Stock Exchange (symbol - CS) during the last three fiscal years. As of February 28, 1997, the Company had approximately 3,500 stockholders of record. The Company has paid no dividends on its Common Stock and anticipates it will continue to reinvest earnings to finance future growth.


Fiscal 1997                 High           Low

First quarter             $43.56        $31.63
Second quarter             36.06         26.50
Third quarter              41.50         27.56
Fourth quarter            $42.50        $28.00

Fiscal 1996                 High           Low

First quarter             $27.88        $19.44
Second quarter             29.81         24.31
Third quarter              43.88         26.00
Fourth quarter            $41.63        $32.94

Fiscal 1995                 High           Low

First quarter             $26.50        $17.85
Second quarter             22.23         16.53
Third quarter              26.44         20.50
Fourth quarter            $24.63        $18.69


Note: The above stock prices have been adjusted for the two-for-one stock split November 27, 1996.

ITEM 6. SELECTED FINANCIAL
DATA

CABLETRON SYSTEMS, INC.

Income Statement Data:                                  FISCAL YEAR ENDED

(in thousands, except per
share data)

                               February         February        February       February         February
                                   28,             29,             28,            28,              28,
                                  1997            1996            1995           1994             1993
                               ---------       ---------        --------       ---------        --------

Net sales ..............      $1,406,552      $1,100,349        $833,218        $602,486        $419,607
Cost of sales                    575,107         448,699         340,424         246,154         170,924
Research and development         161,674         127,289          89,129          61,456          42,315
Selling, general and
administrative .........         286,469         223,083         166,649         118,373          82,345
Nonrecurring items                63,024          94,343              --              --              --
                               ---------      ----------        --------        --------        --------
Income from operations           320,278         206,935         237,016         176,503         124,023
Interest income                   19,422          17,891           5,572           5,948           5,583
                               ---------      ----------        --------        --------        --------
Income before taxes              339,700         224,826         242,588         182,451         129,606
Income taxes                     117,575          80,341          86,014          64,130          46,405
                               ---------      ----------        --------        --------        --------
Net income .............      $  222,125      $  144,485        $156,574        $118,321        $ 83,201
                              ==========      ==========        ========        ========        ========
Net income per share ...      $     1.43      $     0.95        $   1.08        $   0.82        $   0.59
                              ==========      ==========        ========        ========        ========
Weighted average shares
outstanding ............         155,207         151,525         145,125         143,692         141,456
                              ==========      ==========        ========        ========        ========

Included in fiscal 1997 results are $39.2 million (net of tax) of nonrecurring items related to all acquisitions for the fiscal year. Excluding these one-time charges, fiscal year 1997 net income would have been $261.4 million or $1.68 per share, compared to fiscal 1996 net income of $205.4 million or $1.36 per share before nonrecurring acquisition related expenses of $60.8 million (net of tax).

Balance Sheet Data:             February         February        February        February         February
                                   28,              29,             28,             28,              28,
(in thousands)                    1997             1996            1995            1994             1993
                               ---------        ---------        --------       ---------         --------
Working capital                $676,336          $485,152        $381,758        $258,463         $234,114
Total assets                  1,306,855           996,908         702,200         502,377          344,517
Stockholders' equity          1,081,498           809,886         593,942         425,719          289,279


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The discussion below contains certain forward-looking statements relating to, among other things, estimates of economic and industry conditions, sales trends, expense levels and capital expenditures. Actual results may vary from those contained in such forward-looking statements. See "Business Environment and Risk Factors" below.

Results of Operations

This table sets forth Cabletron's net sales, cost of sales, expenses by category, income from operations, interest income, income before income taxes and net income expressed as percentages of net sales, for the fiscal years ended February 28, 1997, February 29, 1996 and February 28, 1995:


                                                 1997
1996                     1995
                         ----

Net sales                                 100.0%      100.0%      100.0%
Cost of sales                               40.9        40.8        40.9
                                          ------      ------      ------
Gross profit                                59.1        59.2        59.1
Research and development                    11.5        11.6        10.7
Selling, general and administrative         20.4        20.3        20.0
Nonrecurring items                           4.5         8.6          --
                                          ------      ------      ------
Income from operations                      22.7        18.7        28.4
Interest income                              1.4         1.6         0.7
                                          ------      ------      ------
Income before income taxes                  24.1        20.3        29.1
                                          ------      ------      ------
Net income                                  15.8%       13.1%       18.8%
                                          ======      ======      ======


Acquisitions

During fiscal 1997 the Company augmented its product line and expanded its markets by acquiring: (1) ZeitNet Inc., a manufacturer of ATM products, in July 1996; (2) Network Express, Inc., a manufacturer of remote access equipment, in August 1996; (3) Netlink, Inc., a manufacturer of frame relay products, in December 1996; and (4) The OASys Group, Inc., a software developer, in February 1997. The nonrecurring charges related to these acquisitions were $39.2 million (net of tax). Excluding these one time charges, fiscal 1997 net income would have been $261.4 million or $1.68 per share.

During fiscal 1996 the Company acquired the Enterprise Networks Business Unit from Standard Microsystems Corporation in January 1996. The acquisition added a line of Fast Ethernet products, as well as switching products for token ring, Ethernet and FDDI. For fiscal 1996 net income would have been $205.4 million or $1.36 per share before acquisition related expenses of $60.8 million (net of tax).

Revenues

Net sales in fiscal 1997 increased by 27.8%, to $1,406.6 million, from $1,100.3 million in fiscal 1996, a 32.1% increase from $833.2 million in fiscal 1995. The increases in revenues in fiscal years 1997, 1996 and 1995 were primarily the result of increases in sales of the MMAC-Plus and the MMAC and in fiscal 1997, the SmartSwitch product lines.

Net sales outside the United States in fiscal 1997 were $408.2 million, or 29.0% of net sales, compared to $329.2 million or 29.9% of net sales in fiscal 1996 and $242.9 million or 29.2% of net sales in fiscal 1995. In addition to its direct international sales force, the Company sells its products through several international distributors. Management anticipates that foreign shipments will continue to increase in absolute dollars during the coming fiscal year.

The Company currently has 41 foreign subsidiaries throughout the world. The impact of fluctuations in foreign exchange rates on operations was not significant in fiscal 1997.

During fiscal 1997, growth in net sales was attributed to the SmartSwitch and the MMAC-Plus product lines and other switching products, small stackable hubs and SPECTRUM, the Company's network management software. During fiscal 1996, MMAC-Plus, token ring management interface modules for the MMAC and the
MMAC-Plus, small stackable hubs, bridges and routers, and network management (SPECTRUM) accounted for the largest sales growth within the network interconnection products. During fiscal 1995, the MMAC, including token ring modules, SPECTRUM and other network management software, accounted for the largest sales growth within the network interconnection products.


Net sales of diagnostic test instruments, installation and maintenance services, and other products were $188.1 million or 13.4% of net sales in fiscal 1997, compared to $97.8 million or 8.9% of net sales in fiscal 1996 and $59.7 million or 7.2% of net sales in fiscal 1995. Sales of diagnostic test instruments are on a downward trend due to greater functionality being incorporated into more intelligent devices. Management anticipates diagnostic test instruments to decrease as a percentage of sales in the next fiscal year. Installation and maintenance services are an integral part of Cabletron's customer development and support activities. Management anticipates that sales of such services and other products could increase in absolute sales dollars in the future year.

Costs, Expenses and Interest Income

Cost of sales was $575.1 million or 40.9% of net sales in fiscal 1997, compared to $448.7 million or 40.8% of net sales in fiscal 1996 and $340.4 million or 40.9% of net sales in fiscal 1995. The Company was able to maintain its gross margins in fiscal 1997, 1996 and 1995 by introducing and selling products with improved functionality, further developing its service maintenance program and improving purchasing and manufacturing efficiencies.

Research and development ("R&D") expenses in fiscal 1997 increased to $161.7 million or 11.5% of net sales, compared to $127.3 million or 11.6% of net sales in fiscal 1996. In fiscal 1995, R&D expenses were $89.1 million or 10.7% of net sales. The increased R&D spending in fiscal 1997 reflected increased hiring of software and hardware engineers, the addition of engineers through acquisitions and associated costs related to the development of new products. The increased expenditures in R&D over the past three fiscal years in both absolute spending and as a percentage of sales are indicative of the commitment the Company has made to remain in the forefront of developing new and innovative products for the networking industry, as exemplified by the Company's SmartSwitch family of products.

Selling, general and administrative ("SG&A") expenses were $286.5 million or 20.4% of net sales in fiscal 1997, compared to $223.1 million or 20.3% of net sales in fiscal 1996 and $166.6 million or 20.0% of net sales in fiscal 1995. Increases in SG&A spending resulted from expanding the sales and support workforce, establishing additional office locations domestically and internationally, the addition of administrative personnel as a result of acquisitions and increased administrative spending primarily due to increases in volume.

For fiscal 1997 a $63.0 million nonrecurring charge was taken for the acquisitions of ZeitNet, Network Express, Netlink and The OASys Group. In fiscal 1996 a $94.3 million nonrecurring charge was taken for the purchase of the ENBU of SMC and Fivemere Limited (purchased by Network Express in fiscal 1996).

Interest income in fiscal 1997 was $19.4 million compared to $17.9 million in fiscal 1996 and $5.6 million in fiscal 1995. The increase in interest income reflects increased cash and marketable securities acquired from favorable operating results.

Income

Income before income taxes was $339.7 million or 24.1% of net sales in fiscal 1997, compared to $224.8 million or 20.3% of net sales in fiscal 1996 and $242.6 million or 29.1% of net sales in fiscal 1995. In fiscal 1997 the Company's nonrecurring charges related to acquisitions was $63.0 million as compared to $94.3 million in fiscal 1996. As a consequence, the increase in income before income taxes in fiscal 1997, was in part due to the $31.3 million decrease in nonrecurring charges. The decrease in income before income taxes, in fiscal 1996, as a percentage of sales, was due primarily to expenses related to the acquisition of the ENBU of SMC and Fivemere (Network Express). The tax rate for fiscal 1997 was 34.6%, a 1.1% decrease from a tax rate of 35.7% for fiscal 1996, which was due to tax loss carryforwards of the acquired aforementioned acquisitions.

Net income was $222.1 million in fiscal 1997, compared to $144.5 million in fiscal 1996 and $156.6 million in fiscal 1995. Excluding the above nonrecurring charges for fiscal 1997 and 1996 the Company would have realized net income of $261.4 million and $205.4 million in fiscal 1997 and 1996, respectively.

Liquidity and Capital Resources

Accounts receivable, net of allowance for doubtful accounts, were $219.9 million at February 28, 1997 or 52 days of sales outstanding, compared to $153.3 million or 43 days of sales outstanding in accounts receivable at February 29, 1996. This increase in receivables reflects timing on shipments and collections. These trends are expected to continue for the intermediate term.

The Company has historically maintained higher levels of inventory than its competitors in the networking industry in order to implement its policy of shipping most orders requiring immediate delivery within 24 to 48 hours. Worldwide inventories were $197.4 million at February 28, 1997 or 109 days of inventory, compared to $160.8 million or 112 days of inventory at the end of the preceding fiscal year. The decrease of days in inventory was the result of improving inventory control procedures.

Net cash provided by operating activities was $189.0 million in fiscal 1997, compared to $79.2 million in fiscal 1996 and $150.3 million in fiscal 1995.

Capital expenditures for fiscal 1997 of $94.4 million included $58.9 million for the engineering computer hardware and software and $3.3 million for leasehold improvements. During fiscal 1996, $67.8 million of capital expenditures included $9.8 million for building costs of which $3.4 million was for the purchase of an engineering building, $21.4 million for engineering computer hardware and software, $5.5 million for manufacturing and related equipment and $19.0 million for expanding global sales operations. During fiscal 1995, capital expenditures of $66.1 million included approximately $8.2 million for building costs related to expanding manufacturing and distribution capacities and enlarging worldwide sales operations, $12.5 million for manufacturing and manufacturing support equipment and $15.0 million for engineering hardware and software, and $15.0 million in support of expanded global sales activities.

Cash, cash equivalents, marketable securities and long-term investments increased during fiscal 1997 to $568.3 million, from $432.4 million in the prior fiscal year. State and local municipal bonds of approximately $464.9 million, maturing in three years or less, were being held by the Company at February 28, 1997.

At February 28, 1997, the Company did not have any short or long term borrowing or any significant financial commitments outstanding, other than those required in the normal course of business.

On March 7, 1997 the Company obtained a $250 million revolving credit facility with Chase Manhattan Bank, First National Bank of Chicago and several other lenders. The facility has a term of three years but the Company has the option to extend the facility for an additional two years. As of May 27, 1997 the Company had not drawn down any money under the facility.

In the opinion of management, internally generated funds from operations and existing cash, cash equivalents and marketable securities will be adequate to support Cabletron's working capital and capital expenditure requirements for both short and long term needs.

Business Environment and Risk Factors

THE FOLLOWING ARE CAUTIONARY STATEMENTS FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The Company may occasionally make forward-looking statements and estimates such as forecasts and projections of the Company's future performance or statements of management's plans and objectives. These forward-looking statements may be contained in, among other things, SEC filings and press releases made by the Company and in oral statements made by the officers of the Company. Actual results could differ materially from those in such forward-looking statements. Therefore, no assurances can be given that the results in such forward-looking statements will be achieved. Important factors that could cause the Company's actual results to differ from those contained in such forward-looking statements include, among others, the factors mentioned below.

Cabletron's primary competitors have recently acquired several other networking companies possessing complementary technologies, and Cabletron expects that such acquisitions will continue in the future. The acquisition of these technologies may allow Cabletron's primary competitors to offer new products without the lengthy time delays typically associated with internal product development. As a consequence, such competitors may be able to more swiftly meet the growing demand for so-called "end-to-end" enterprise-wide networking solutions. With such increased competition, Cabletron anticipates an increase in the degree of sales variability and a decreased ability to predict aggregate sales demand. Certain of these acquisitions may also have the effect of limiting Cabletron's access to commercially significant technologies. The greater resources of the competitors engaged in these acquisitions may permit them to accelerate the development and commercialization of new competitive products and the marketing of existing competitive products to their larger installed bases. Cabletron expects that competition will increase substantially as a result of these and other industry consolidations.

In the past, Cabletron has relied upon a combination of internal product development and partnerships with other networking vendors to broaden its product line to meet this demand for "end-to-end" enterprise wide solutions. The increasing competitiveness among vendors, together with acquisitions by Cabletron and its competitors of smaller networking companies possessing complementary technologies, may materially limit Cabletron's ability to continue to partner with other vendors for new or complementary products. In the future, Cabletron expects to meet the demand for a broad array of products primarily through internal development and acquisitions. There can be no assurance that Cabletron will be successful in developing or acquiring products that will meet customers' needs.

Volatility of Stock Price. As is frequently the case with the stocks of high technology companies, the market price of Cabletron's stock has been, and may continue to be, volatile. Factors such as quarterly fluctuations in results of operations, increased competition, the introduction of new products by Cabletron or its competitors, expenses or other difficulties associated with assimilating OASys, Netlink, Network Express, ZeitNet and other companies that may be acquired in the future by Cabletron, changes in the mix of sales channels, the timing of significant customer orders (the average dollar amount of customer orders has increased in recent periods), and macroeconomic conditions generally, may have a significant impact on the market price of the stock of Cabletron. In addition, the stock market has from time to time experienced extreme price and volume fluctuations, which have particularly affected the market price for many high technology companies and which, on occasion, have appeared to be unrelated to the operating performance of such companies. Past financial performance should not be considered a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods. Any shortfall in revenue or earnings from the levels anticipated by securities analysts could have an immediate and significant adverse effect on the market price of Cabletron's stock in any given period.

Fluctuations   in   Operating   Results.   A  variety  of   factors   may  cause
period-to-period fluctuations in the operating results of Cabletron. Such factors include, but are not limited to, the rate of growth of the market for the Company's products, product mix, competitive pricing pressures, costs of materials, and timely availability, revenue and expenses related to new products, upgrades of existing products, as well as delays in customer purchases and variability in overall customer purchasing patterns. Further, because of the possibility of customer changes in delivery schedules, cancellation of orders, purchasing patterns or inventory levels, backlog as of any particular date is not indicative of future revenue. In particular, Cabletron has been experiencing longer sales cycles for its core products as a result of the increasing dollar amount of customer orders and longer customer planning cycles. In addition, the increase in the average dollar amount of customer orders has increased the possibility that the operating results for a quarter could be materially adversely affected if a number of large customer orders are either not received or are delayed, due, for example, to cancellations, delays or deferrals by customers. Cabletron plans to continue to invest in research and development, sales and marketing and technical support staff, and its earnings could be adversely affected if it is unable to match spending to revenue levels. Moreover, with industry standards established and new standards emerging, more companies have developed standards-based products and are seeking to compete on the basis of price. If Cabletron does not respond with lower production costs, pricing pressures could adversely affect future earnings. Accordingly, past results may not be indicative of future results. There can be no assurance that the announcement or introduction of new products by the Company or its competitors, or a change in industry standards, will not cause customers to defer or cancel purchases of the Company's existing products, which could have a material adverse effect on the Company's business, financial condition or results of operations. The market of the Company's products is evolving. The rate of growth of the market and the resulting demand for the Company's recently introduced products is subject to a high level of uncertainty. The rate of growth in the market in recent periods has exceeded the long term historical rate of growth in similar markets. If the market fails to grow or grows more slowly than anticipated, the Company's business, financial condition or results of operations would be materially adversely affected.

Technological Changes. The market for networking products is subject to rapid technological change, evolving industry standards and frequent new product introductions, and therefore requires a high level of expenditures for research and development. Cabletron may be required to incur significant expenditures to develop such new integrated product offerings. There can be no assurance that customer demand for products integrating routing, switching, hub, network management and remote access technologies will grow at the rate expected by Cabletron, that Cabletron will be successful in developing, manufacturing and marketing new products or product enhancements that respond to these customer demands or to evolving industry standards and technological change, that Cabletron will not experience difficulties that could delay or prevent the successful development, introduction, manufacture and marketing of these products (especially in light of the increasing design and manufacturing complexities associated with the integration of technologies), or that its new product and product enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. Cabletron's business, operating results and financial condition may be materially and adversely affected if Cabletron encounters delays in developing or introducing new products or product enhancements or if such product enhancements do not gain market acceptance. In order to maintain a competitive position, Cabletron must also continue to enhance its existing products and there is no assurance that it will be able to do so. In addition, the demand for traditional "shared media" hubs such as the Company's basic MMAC product have been experiencing declines over the last few years, and there can be no assurance that such decline will not accelerate. A portion of future revenues will come from new products and services. Cabletron cannot determine the ultimate effect that new products will have on its revenues, earnings or stock price.

Acquisition Strategy. Cabletron has addressed the need to develop new products, in part, through the acquisition of other companies. Acquisitions involve numerous risks including difficulties in the assimilation of the operations, technologies and products of the acquired companies, the diversion of management's attention from other business concerns, risks of entering markets in which Cabletron has no or limited direct prior experience and where competitors in such markets have stronger market positions, and the potential loss of key employees of the acquired company. Achieving the anticipated benefits of an acquisition will depend in part upon whether the integration of the companies' businesses is accomplished in an efficient and effective manner, and there can be no assurance that this will occur. The successful combination of companies in the high technology industry may be more difficult to accomplish than in other industries. The combination of such companies will require, among other things, integration of the companies' respective product offerings and coordination of their sales and marketing and research and development efforts. There can be no assurance that such integration will be accomplished smoothly or successfully. The difficulties of such integration may be increased by the necessity of coordinating geographically separated organizations. The integration of certain operations following an acquisition will require the dedication of management resources that may temporarily distract attention from the day-to-day business of Cabletron. The inability of management to successfully integrate the operations of such companies could have a material adverse effect on the business and results of operations of Cabletron. In addition, as commonly occurs with mergers of technology companies, during the pre-merger and integration phases, aggressive competitors may undertake formal initiatives to attract customers and to recruit key employees through various incentives.

Dependence on Key Personnel and Management of Change. Cabletron's success depends upon the continued contributions of Craig R. Benson, Chairman and Chief Operating Officer, S. Robert Levine, President and Chief Executive Officer, Christopher J. Oliver, Director of Engineering and Manufacturing, and certain other key personnel, many of whom would be difficult to replace. If these key personnel were to leave Cabletron, operating results could be adversely affected. The success of Cabletron will depend on the ability of Cabletron to attract and retain skilled employees, and on the ability of its officers and key employees to manage change successfully.

Product Protection and Intellectual Property. Cabletron's success depends in part on its proprietary technology. Cabletron attempts to protect its proprietary technology through patents, copyrights, trademarks, trade secrets and license agreements. Cabletron believes, however, that its success will depend to a greater extent upon innovation, technological expertise and distribution strength. There can be no assurance that the steps taken by Cabletron in this regard will be adequate to prevent misappropriation of its technology or that Cabletron's competitors will not independently develop technologies that are substantially equivalent or superior to Cabletron's technology. In addition, the laws of some foreign countries do not protect Cabletron's proprietary rights to the same extent as do the laws of the United States. No assurance can be given that any patents issued to Cabletron will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide competitive advantages.

Although Cabletron does not believe that its products infringe the proprietary rights of any third parties, third parties have asserted infringement and other claims against Cabletron from time to time, and there can be no assurance that third parties will not assert such claims against Cabletron in the future or that such claims will not be successful. Patents have been granted recently on fundamental technologies incorporated in Cabletron's products. Since patent applications in the United States are not publicly disclosed until the patent issues, applications may have been filed by third parties which, if issued as patents, could relate to Cabletron's products. In addition, participants in Cabletron's industry also rely upon trade secret law. Cabletron could incur substantial costs and diversion of management resources with respect to the defense of any claims relating to proprietary rights which could have a material adverse effect on Cabletron's business, financial condition and results of operations. Furthermore, parties making such claims could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief which could effectively block Cabletron's ability to license its products in the United States or abroad. Such a judgment could have a material adverse effect on Cabletron's business, financial condition and results of operations.

Dependence on Suppliers. Cabletron's products include certain components, including application specific integrated circuits ("ASICs"), that are currently available from single or limited sources, some of which require long order lead times. In addition, certain of Cabletron's products and subassemblies are manufactured by single source third parties. With the increasing technological sophistication of new products and the associated design and manufacturing complexities, Cabletron anticipates that it may need to rely on additional single source or limited suppliers for components or manufacture of products and subassemblies. Any reduction in supply, interruption or extended delay in timely supply, variances in actual needs from forecasts for long order lead time components, or change in costs of components could affect Cabletron's ability to deliver its products in a timely and cost-effective manner and may adversely impact Cabletron's operating results and supplier relationships.

New Accounting Pronouncements

The Company has adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"). As permitted by SFAS 123, the Company will continue to measure its compensation cost in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Therefore, the adoption of SFAS 123 was not material to the Company's financial condition or results of operations; however, the proforma impact on earnings per share has been disclosed in the Notes to Consolidated Financial Statements as required by SFAS 123.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 123"). SFAS 128 establishes a different method of computing net income per share than is currently required under the provisions of Accounting Principles Board Opinion No. 15. Under SFAS 128, the Company will be required to present both basic net income per share and diluted net income per share. The impact on diluted net income per share is not expected to be material. The Company plans to adopt SFAS 128 in its fiscal quarter ending February 28, 1998 and at that time all historical net income per share data will be restated to conform to the provisions of SFAS No. 128.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CABLETRON SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS
February 28, 1997 and February 29, 1996
(in
thousands)

Assets                                         1997              1996
                                               ----              ----

Current
assets:
   Cash and cash equivalents                 $214,828          $106,102
   Short-term investments(note 4)             165,396           172,896
   Accounts receivable, net of allowance
    for doubtful accounts ($15,476 and
    $6,655 in 1997 and 1996,
    respectively)                             219,896           153,256
   Inventories (note 5)                       197,438           160,806
   Deferred income taxes (note 9)              57,107            38,315
   Prepaid expenses and
   other assets                                35,925            31,711
                                            ---------          --------
      Total current assets                    890,590           663,086
                                            ---------          --------
Long-term investments (note 4)                188,081           153,424
Long-term deferred income taxes (note 9)       29,627            23,473
Property, plant and equipment, net (note 6)   198,557           153,904
Other assets                                      ---             3,021
                                           ==========          ========
      Total assets                         $1,306,855          $996,908
                                           ==========          ========


Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                        $   68,604          $ 38,826
   Accrued expenses (note 7)                  135,208           120,572
   Income taxes payable                        10,442            18,536
                                           ----------         --------
      Total current liabilities               214,254           177,934
   Long-term deferred income taxes (note 9)    11,103             9,088
                                           ----------         ---------
      Total liabilities                       225,357           187,022
                                           ----------         ---------

Commitments and contingencies (notes 8 and 10)

Stockholders' equity (notes 11 and 12):
   Preferred stock, $1.00 par value.
   Authorized
    2,000 shares; none issued                     ---               ---
   Common stock, $0.01 par value.
   Authorized
    240,000 shares; issued and outstanding
    156,305 and 152,892 shares in 1997
    and 1996, respectively                      1,563               776
   Additional paid-in capital                 266,829           218,792
   Retained earnings                          812,885           591,518
                                           ----------          --------
                                            1,081,277           811,086
   Cumulative translation adjustment              221            (1,049)
   Notes receivable, stockholders                 ---              (151)
                                           ----------          --------
      Total stockholders' equity            1,081,498           809,886
                                            ----------         --------
      Total liabilities and stockholders'
        equity                             $1,306,855          $996,908
                                           ==========          ========

See accompanying notes to consolidated financial statements.

CABLETRON SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF INCOME
Years Ended February 28, 1997, February 29, 1996 and February 28, 1995 (in thousands, except per share amounts)


                                               1997          1996        1995
                                               ----          ----        ----

Net sales (note 13)                          $1,406,552    $1,100,349   $833,218
Cost of sales                                   575,107       448,699    340,424
                                            ----------    ----------   --------
    Gross                                       831,445       651,650    492,794
    profit
Operating expenses:
    Research and development                    161,674       127,289     89,129
    Selling, general and
      administrative                            286,469       223,083    166,649

    Nonrecurring items (note 3)                  63,024        94,343       ---
                                             ----------    ----------   --------
      Income from operations                    320,278       206,935    237,016
Interest income                                  19,422        17,891      5,572
                                             ----------    ----------   --------
      Income before income taxes                339,700       224,826    242,588
Income taxes (note 9)                           117,575        80,341     86,014
                                             ----------    ----------   --------
      Net income                             $  222,125    $  144,485   $156,574
                                             ==========    ==========   ========
Net income per common share                  $     1.43    $     0.95   $   1.08
                                             ==========    ==========   ========
Weighted average number of shares
outstanding                                     155,207      151,525     145,125
                                             ==========   ==========    ========


See accompanying notes to consolidated financial statements.

CABLETRON SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY Years ended February 28, 1997, February 29, 1996 and February 28, 1995

------------------------------------------------------------------------------------------------------------------------------
 (in thousands)                                        ADDITIONAL                   CUMULATIVE            NOTES          TOTAL
                                             COMMON       PAID-IN      RETAINED    TRANSLATION       RECEIVABLE  STOCKHOLDERS'
                                              STOCK       CAPITAL      EARNINGS     ADJUSTMENT    STOCKHOLDERS'         EQUITY
------------------------------------------------------------------------------------------------------------------------------
BALANCE AT FEBURARY 28, 1994 .........        $309      $139,515      $290,888       ($3,171)           ($335)       $427,206
------------------------------------------------------------------------------------------------------------------------------
Repayments of notes receivable,
     stockholders ....................           --           --            --             --             131             131
Canceled 38 shares upon employee
     terminations, net ...............           --          (30)           --             --              30              --
Issuance of common stock, net ........           19        8,584            --             --            (195)          8,408
Exercise of options for 741
     shares of common stock ..........            3        4,884            --             --              --           4,887
Tax benefit for options exercised ....           --        5,712            --             --              --           5,712
Issuance of 136 shares under employee
     stock purchase plan .............           --        2,287            --             --              --           2,287
Stock dividend from stock split ......          429          (11)         (429)            --              --             (11)
Stock repurchased and retired ........           (3)     (13,056)           --             --              --         (13,059)
Effect of foreign currency translation           --           --            --          1,807              --           1,807
Net income ...........................           --           --       156,574             --              --         156,574
------------------------------------------------------------------------------------------------------------------------------
BALANCE AT FEBRUARY 28, 1995 .........          757      147,885       447,033         (1,364)           (369)        593,942
------------------------------------------------------------------------------------------------------------------------------
Repayments of notes receivable,
     stockholders ....................           --           --            --             --             218             218
Issuance of common stock, net ........            9       41,765            --             --              --          41,774
Issuance of common stock for
     Fivemere acquisition ............            1        2,564            --             --              --           2,565
Exercise of options for 1,453
     shares of common stock ..........            8       17,214            --             --              --          17,222
Tax benefit for options exercised ....           --        7,215            --             --              --           7,215
Issuance of 154 shares under employee
     stock purchase plan .............            1        3,322            --             --              --           3,323
Stock repurchased and retired ........           --       (1,173)           --             --              --          (1,173)
Effect of foreign currency translation           --           --            --            315              --             315
Net income ...........................           --           --       144,485             --              --         144,485
------------------------------------------------------------------------------------------------------------------------------
BALANCE AT FEBRUARY 29, 1996 .........          776      218,792       591,518         (1,049)           (151)        809,886
------------------------------------------------------------------------------------------------------------------------------
Issuance of common stock, net ........           15        8,562            --             --              --           8,577
Exercise of options for 1,345
     shares of common stock ..........           10       18,012            --             --              --          18,022
Repayment of notes receivable ........           --           --            --             --             151             151
Issuance of common stock for The
     OASys Group acquisition .........            2        6,955            --             --              --           6,957
Tax benefit for options exercised ....           --        8,302            --             --              --           8,302
Stock split ..........................          758           --          (758)            --              --              --
Issuance of 197 shares under employee
     stock purchase plan .............            2        6,206            --             --              --           6,208
Effect of foreign currency translation           --           --            --          1,270              --           1,270
Net income ...........................           --           --       222,125             --              --         222,125
------------------------------------------------------------------------------------------------------------------------------
BALANCE AT FEBRUARY 28, 1997 .........       $1,563     $266,829      $812,885           $221              --      $1,081,498
------------------------------------------------------------------------------------------------------------------------------

On  November  27,  1996,  the  Company's  common  stock  split  2-for-1  and was
distributed  as  a  stock  dividend.   All  share  amounts  have  been  adjusted
accordingly.

See accompanying notes to consolidated financial statements.

CABLETRON SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended February 28, 1997, February 29, 1996 and
February 28, 1995
(in thousands)

                                                 1997         1996        1995
                                                 ----         ----        ----

Cash flows from operating activities:
   Net income                                   $222,125    $144,485   $156,574
   Adjustments to reconcile net income to net
   cash
   provided by operating activities:
     Depreciation and amortization                49,704      32,739     31,144
     Provision for losses on accounts
       receivable                                  9,140         435        187
     Loss on disposal of property, plant and
       equipment                                      87          93        174
     Deferred income taxes                       (22,933)    (38,766)    (4,434)
     Changes in assets and liabilities:
        Accounts receivable                      (74,925)    (55,795)   (29,623)
        Inventories                              (37,669)    (55,597)   (23,168)
        Prepaid expenses and other assets         (1,709)    (18,947)    (3,427)
        Accounts payable and accrued expenses     52,812      66,882     12,400
        Income taxes payable                      (7,653)      3,705     10,476
                                                --------    --------   --------
           Net cash provided by operating
             activities                          188,979      79,234    150,303
                                                --------    --------   ---------

Cash flows from investing activities:
     Capital expenditures                        (94,368)    (67,760)   (66,116)
     Purchase of available-for-sale securities  (203,667)   (124,968)   (71,598)
     Purchase of held-to-maturity securities    (247,855)   (205,852)  (282,712)
     Sales/maturities of marketable securities   424,308     236,393    323,682
                                                --------    --------   --------
           Net cash used in investing
            activities                          (121,582)   (162,187)   (96,744)
                                                --------    --------   --------

Cash flows from financing activities:
     Proceeds from issuance of short-term
       notes                                       8,577      15,607        ---
     Principal payments on debt                      ---        (438)      (377)
     Repayment of notes receivable from
       stockholders                                  ---         217        131
     Repurchase of common stock                      ---      (1,173)   (13,070)
     Tax benefit of options exercised              8,302       7,215      5,712
     Proceeds from sale of common stock              ---      28,548      8,258
     Common stock issued to employee stock
       purchase plan                               6,208       3,323      2,287
     Proceeds from exercise of stock options      18,022      17,164      4,887
                                                --------    --------   --------
           Net cash provided by financing
            activities                            41,109      70,463      7,828
                                                --------    --------   --------
   Effect of exchange rate changes on cash           220         159        712
                                                --------    --------   --------

   Net (decrease) increase in cash and cash
     equivalents                                 108,726     (12,331)    62,099
   Cash and cash equivalents, beginning of
     year                                        106,102     118,433     56,334
                                                --------    --------   --------
   Cash and cash equivalents, end of year       $214,828    $106,102   $118,433
                                                ========    ========   ========

   Cash paid during year for:
     Income taxes                               $132,291    $142,733   $ 68,420
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

(b)  Investments

Held-to-maturity securities are those investments which the Company has the ability and intent to hold until maturity. Held-to-maturity securities are recorded at amortized cost, adjusted for amortization of premiums and discounts, which approximates market value. Available-for-sale securities are also recorded at amortized cost, adjusted for amortization of premiums and discounts. Due to the nature of the Company's investments and the resulting low volatility, the difference between fair value and amortized cost is not material.

(c)  Inventories

Inventories are stated at the lower of cost or market. Costs are determined at standard which approximates the first-in, first-out (FIFO) method.

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

The Company has reinvested earnings of its foreign subsidiaries and, therefore, has not provided income taxes which could result from the remittance of such earnings. The unremitted earnings at February 28, 1997 amounted to approximately $125.7 million. Furthermore, any taxes paid to foreign governments on those earnings may be used, in whole or in part, as credits against the US tax on any dividends distributed from such earnings. It is not practicable to estimate the amount of unrecognized deferred US taxes on these undistributed earnings.

(f) Net Income Per Share

Net income per share of common stock is based on the weighted average number of shares outstanding during the period. The effect of outstanding stock options is excluded from the computation because the dilutive effect is not material.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS 128 establishes a different method of computing net income per share then is currently required under the provisions of Accounting Principles Board Opinion No. 15. Under SFAS 128, the Company will be required to present both basic net income per share and diluted net income per share. The impact on diluted net income per share is not expected to be material.

The Company plans to adopt SFAS 128 in its fiscal quarter ending February 28, 1998 and at that time all historical net income per share data will be restated to conform to the provisions of SFAS No. 128.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

 (l)  New Accounting Pronouncement

The Company has adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"). As permitted by SFAS 123, the Company measures compensation cost in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Therefore, the adoption of SFAS 123 was not material to the Company's financial condition or results of operations; however, the proforma impact on earnings per share has been disclosed in the Notes to Consolidated Financial Statements as required by SFAS 123.

Note (3)  Business Combinations

For acquisitions accounted for under the pooling-of-interests method, all financial data of Cabletron has been restated to include the historical financial data of these acquired companies. For acquisitions accounted for as purchases, Cabletron's consolidated results of operations include the operating results of the acquired companies from their acquisition dates. Acquired assets and liabilities were recorded at their estimated fair market values at the acquisition date and the aggregate purchase price plus costs directly attributable to the completion of acquisitions have been allocated to the assets and liabilities acquired.

On July 26, 1996, the Company acquired ZeitNet Inc., a privately held manufacturer of ATM products. Under the terms of the agreement, Cabletron issued approximately 3.3 million shares of common stock for all of the outstanding shares (and all shares issuable upon exercise of options) of ZeitNet in a transaction accounted for as a pooling of interests. In connection with the acquisition, the Company recorded nonrecurring charges of $23.0 million.

On August 1, 1996, the Company acquired Network Express, Inc., a publicly held manufacturer of ISDN LAN switched access solutions. Under the terms of the agreement, Cabletron issued approximately 2.9 million shares of common stock for all of the outstanding shares (and all shares issuable upon exercise of options) of Network Express in a transaction accounted for as a pooling of interests. In connection with the acquisition, the Company recorded nonrecurring charges of $20.0 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note (3)  Business Combinations (continued)

On December 11, 1996, the Company acquired Netlink Inc., a privately held manufacturer of frame relay products. Under the terms of the agreement, Cabletron issued approximately 3.8 million shares of common stock for all of the outstanding shares (and all shares issuable upon exercise of options) of Netlink in a transaction accounted for as a pooling of interests. In connection with the acquisition, the Company recorded nonrecurring charges of $13.0 million.

Revenues, operating income (loss), and net income (loss) of the four entities during the periods preceding the acquisitions are presented in the following table.

(in thousands)
                                 Unaudited
                         ------------------------
                               Nine         Three
                             months        months          Fiscal       Fiscal
                              ended         ended            1996         1995
                           11/30/96       5/31/96
Revenues:
Cabletron Systems, Inc.  $1,025,997      $664,439      $1,069,715     $810,684
ZeitNet, Inc.                   ---         2,140           4,395        2,879
Network Express, Inc            ---         3,177          18,997       11,113
Netlink, Inc.                 7,935           ---           7,242        8,542
                         ----------      --------      ----------     --------
                         $1,033,932      $669,756      $1,100,349     $833,218
                         ==========      ========      ==========     ========

Operating income (loss):
Cabletron Systems, Inc.    $234,842      $135,813        $227,562     $238,363
ZeitNet, Inc.                   ---        (2,965)         (8,890)         171
Network Express, Inc.           ---        (2,293)         (9,415)         419
Netlink, Inc.                (2,856)          ---          (2,322)      (1,937)
                          ---------     ---------       ---------     --------
                           $231,986      $130,555        $206,935     $237,016
                          =========     =========       =========    =========

Net income (loss):
Cabletron Systems, Inc.    $161,789       $94,047        $164,418     $161,974
ZeitNet, Inc.                   ---        (2,972)         (8,938)         155
Network Express, Inc.           ---        (2,154)         (8,475)         466
Netlink, Inc.                (2,887)          ---          (2,520)      (6,021)
                           --------       -------        ---------    --------
                           $158,902       $88,921        $144,485     $156,574
                           ========       =======        ========     ========

Note that the fiscal 1997 interim financial information is presented for the interim periods nearest the dates that the combinations were consummated.

On February 7, 1997, the Company acquired The OASys Group, Inc., a privately held developer of software targeted at managing telecommunications devices and connections used in high-speed, fiber-optic networks. Cabletron issued approximately 226,000 shares of common stock for all of the outstanding shares (and all shares issuable upon exercise of options) of OASys in a transaction accounted for as a purchase and, accordingly, the acquired assets and liabilities were recorded at their estimated fair market values at the date of acquisition. The total purchase price of $7.0 million included $6.7 million for in-process research and development and $0.3 million for nonrecurring charges which included adjustments to conform with Cabletron's accounting policies. The Company's consolidated results of operations include the operating results of the acquired business from its acquisitions date. Proforma financial information is not presented as it is not material to the consolidated financial statements.

On January 12, 1996, the Company acquired the Enterprise Networks Business Unit from Standard Microsystems Corporation. The acquisition was accounted for as a purchase and, accordingly, the acquired assets and liabilities were recorded at their estimated fair market values at the date of the acquisition. The total purchase price of $85.7 million included $67.8 million for in-process research and development and $17.9 million for nonrecurring charges which included adjustments to conform the ENBU accounting policies with the Company's accounting policies. The Company's consolidated results of operations include the operating results of the acquired business from its acquisition date. Proforma financial information is not presented as it is not material to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

 Note (4)  Investments

Investments are summarized as follows at February 28, 1997 and February 29, 1996:

                             1997                              1996
                  ----------------------------     -----------------------------
(in thousands)               Long                              Long
                  Current    Term      Total       Current     Term      Total
                  --------  --------  --------     ---------  --------  --------

Held-to-maturity  $84,261   $115,209  $199,470     $130,079   $115,500  $245,579
Available-for-sale 81,135    72,872   154,007        42,817    37,924    80,741
                  ========  ========  ========     =========  ========  ========
      Total       $165,396  $188,081  $353,477     $172,896   $153,424  $326,320
                  ========  ========  ========     =========  ========  ========

The contractual maturities for the above securities are less than three years.


Note (5)  Inventories

 Inventories consist of the following at February 28, 1997 and February 29, 1996:

(in thousands)            1997       1996
                          ----       ----

Raw materials          $64,685    $52,642
Work-in-process         57,070     39,317
Finished goods          75,683     68,847
                      --------   --------
Total                 $197,438   $160,806
                      ========   ========

Note (6)  Property, Plant and Equipment

Property, plant and equipment consist of the following at February 28, 1997 and February 29, 1996:

(in thousands)                      1997       1996      Estimated useful
                                    ----       ----             lives
                                                          ---------------
Land and land improvements         $7,751    $1,760         ---
Buildings and building
  improvements                     38,015     37,058        30-40 years
Construction in progress              305        ---        ---
Equipment                         284,621    194,366        3-5 years
Furniture and fixtures             11,711     14,004        5-7 years
Leasehold improvements              9,448      6,445        3-5 years
Motor vehicles                      4,690      3,651        3-5 years
                                 --------   --------
                                  350,541    257,284
Less accumulated
depreciation and amortization     151,984    103,380
                                 --------   --------
                                 $198,557   $153,904
                                 ========   ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note (7)  Accrued Expenses

Accrued expenses consist of the following at February 28, 1997 and February 29, 1996:

(in thousands)              1997         1996
                            ----         ----
thousands)

Salaries and benefits     $ 15,527     $ 18,625
Deferred revenue            50,041       38,325
Warranty                    19,315       18,719
Other                       50,325       44,903
                          --------     --------
     Total                $135,208     $120,572
                          ========     ========


Note (8)  Leases

The Company leases manufacturing and office facilities under noncancelable operating leases expiring through the year 2020. The leases provide for increases based on the consumer price index and increases in real estate taxes. Rent expense associated with operating leases was approximately $12,179,000, $10,265,000 and $7,642,000 for the years ended February 28, 1997, February 29, 1996 and February 28, 1995, respectively.

Total future minimum lease payments under all noncancelable operating leases as of February 28, 1997, are as follows:

(in              Year
thousands)

                 1998   $8,108
                 1999    5,163
                 2000    3,538
                 2001    2,720
                 2002    1,853
             Thereafter  7,825
                       -------
                       $29,207
                       =======

Note (9) Income Taxes

Income before income taxes is summarized as follows:

(in thousands)                          1997       1996       1995
                                        ----       ----       ----

Total US domestic income            $313,017   $173,515   $202,620
Total foreign subsidiaries income     26,683     51,311     39,968
                                    --------   --------   --------
Total income before income taxes    $339,700   $224,826   $242,588
                                    ========   ========   ========

Currently payable:
    Federal                         $117,546    $92,109    $63,944
    State                             21,962     20,807     19,286
    Foreign                            1,000     11,519      7,218
Deferred tax benefit                 (22,933)   (44,094)    (4,434)
                                    --------   --------    -------
Total tax expense                   $117,575    $80,341    $86,014
                                    ========   ========    =======

The following is a reconciliation of the effective tax rates to the statutory federal tax rate:

                                        1997       1996       1995
                                        ----       ----       ----

Statutory federal income tax rate       35.0%      35.0%      35.0%
State income tax (net of federal
  tax benefit)                           3.6        3.8        4.7
Exempt income of foreign sales
corporation, net of tax                 (0.7)      (1.1)      (0.7)
Research and experimentation credit     (0.7)       ---       (1.1)
Foreign operations                      (2.7)      (1.6)      (2.7)
Other                                    0.1       (0.4)       0.3
                                        ----      -----       ----
                                        34.6%     35.7%       35.5%
                                        =====     =====       =====

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at February 28, 1997 and February 29, 1996 are presented below:

(in thousands)                              1997          1996
                                            ----          ----
Deferred tax assets:
    Accounts receivable                  $ 4,996       $ 2,019
    Inventories                           33,859        27,993
    Other reserves and accruals           24,079         5,454
    Acquired research and
    development                           29,262        26,322
    Domestic net operating loss
    carryforwards                         27,213           ---
    Foreign net operating loss
    carryforwards                          5,636         3,268
                                         -------       -------
      Total gross deferred tax assets    125,045        65,056
    Less valuation allowance             (38,381)       (3,268)
                                         -------        ------
      Net deferred tax assets             86,664        61,788
                                         -------        ------
Deferred tax liabilities:
    Property, plant and equipment        (11,033)       (9,088)
                                         -------        -------
      Total gross deferred
      liabilities                        (11,033)       (9,088)
                                         -------       -------
     Net deferred tax assets             $75,631       $52,700
                                         =======       =======

At February 28, 1997, the Company had domestic net operating loss (NOL) carryforwards for tax purposes of $27,213,000 expiring in fiscal 1998 through fiscal 2010. The NOL carryforwards were acquired from acquisitions of ZeitNet Inc., Network Express, Inc., Netlink, Inc. and The OASys Group, Inc.

The net change in the total valuation allowance for the year ended February 28, 1997 was an increase of $4,619,000. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowance at February 28, 1997.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note (10) Financial Instruments and Concentration of Credit Risk

The Company uses derivative financial instruments, principally forward exchange contracts and options, in its management of foreign currency exposures arising from its international operations. These contracts primarily require the Company to purchase or sell certain foreign currencies either with or for US dollars at contractual rates. The Company's foreign currency hedging activities are used to minimize adverse foreign exchange movements on the eventual dollar net cash inflows of its foreign denominated net assets. The Company does not hold or issue derivative financial instruments for trading purposes.

At February 28, 1997 and February 29, 1996, the Company had forward exchange contracts and purchased option contracts, all having maturities less than two years, in the contractual amount of $69 million (forward contracts $31 million and option contracts $38 million) and $90 million (forward contracts $49 million and option contracts $41 million), respectively.

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

The carrying amounts of cash, cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these financial instruments.

For the year ended February 28, 1997, no single customer represented more than 3% of net sales. However, sales to the federal government accounted for approximately 12% of net sales for the year ended February 28, 1997.

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

Note (11)  Common Stock

On November 27, 1996, the Company's common stock split 2-for-1 and was distributed as a stock dividend. On September 12, 1994, the Company's common stock split 2.5-for-1 and was distributed as a stock dividend. All share and per share amounts have been adjusted accordingly.

Note (12)  Stock Plans

(a) Equity Incentive and Directors Plans

The Company has an Equity Incentive Plan which provides for the availability of 25,000,000 shares of common stock for the granting of a variety of incentive awards to eligible employees. As of February 28, 1997, the Company had issued 19,953,680 stock options under the Equity Incentive Plan, which were granted at fair market value at the date of grant, vest over a three to five year period and expire within six to ten years from the date of grant.

The Company has a Directors Option Plan which provides for the availability of 1,250,000 shares of common stock for purchase by nonemployee directors of the Company. The Directors Option Plan provides for issuance of options at their fair market value on the date of grant. The options vest over a period of three years and expire six years from the date of grant. A total of 381,000 stock options are outstanding under the Directors Option Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note (12)  Stock Plans (continued)

A summary of option transactions under the two plans follows:

                                                                 Weighted
                                                                  average
                                                                 exercise
                                                                 price of
                                                             shares under
                                               Shares                plan
                                            ---------        ------------

Options outstanding at February 28, 1994    6,302,028              $12.29
                                            ---------        ------------
Granted and assumed                         2,736,182               21.18
Exercised                                    (740,980)               6.60
Cancelled                                    (440,004)              15.96
                                            ---------        ------------
Options outstanding at February 28, 1995    7,857,226               15.72
                                            ---------        ------------
Granted and assumed                         3,898,112               28.50
Exercised                                  (1,453,402)              11.13
Cancelled                                    (465,410)              24.28
                                            ---------        ------------
Options outstanding at February 29, 1996    9,836,526               20.02
                                            ---------        ------------
Granted and assumed                         6,542,663               29.67
Exercised                                  (1,345,415)              12.50
Cancelled                                  (1,497,219)              24.28
                                            ---------        ------------
Options outstanding at February 28, 1997   13,536,555              $24.96
                                           ==========        ============
Options exercisable at February 28, 1997    3,356,372              $14.88
                                           ==========        ============

The following table summarizes information concerning currently outstanding and exercisable options as of February 28, 1997:

                                   Weighted
                                    average         Weighted                    Weighted
                                  remaining          average                     average
 Range of         Number        contractual      outstanding         Options    exercise
 exercise        outstanding           life           option     exercisable       price
  prices                            (years)            price
--------------   -----------    -----------       ----------     -----------    --------

$0.053 - 15.00     2,104,815           5.7            $ 5.38       1,681,115       $5.14
$15.01 - 30.00     4,407,408           7.4             24.00       1,268,117       22.67
$30.01 - 45.00     7,004,068           8.9             31.38         402,075       30.60
$45.01 - 65.00        20,264           8.0             46.83           5,065       46.83
                  ----------                                       ---------
                  13,536,555                                       3,356,372
                  ==========                                       =========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note (12)  Stock Plans (continued)

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option and employee stock purchase plans, accordingly, no compensation expense has been recognized in the consolidated financial statements for such plans. The following assumptions were used in the calculation of these values for fiscal years 1996 and 1997, respectively: volatility of 63.97%, risk free interest rate of 6.18% and expected life of 3.7 years. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS 123, "Accounting for Stock-based Compensation," the Company's net income would have been reduced to the pro forma amounts indicated below:

      (in thousands)                    1997              1996
                                        ----              ----

      Net income  As reported       $222,125          $144,485
                  Pro forma          207,109           121,302

The effect of applying SFAS 123 as shown in the above proforma disclosure is not representative of the proforma effect on net income in future years because it does not take into consideration proforma compensation expense related to grants made prior to fiscal 1996.

(b)  Employee Stock Purchase Plans

The Company has two Employee Stock Purchase Plans (ESPP) which provide for the combined availability of 4,500,000 shares of common stock to be purchased by employees who have completed a minimum period of employment. Under the 1989 ESPP, employees must be continuously employed for a period of six months and under the 1995 ESPP employees must be continuously employed for a period of two years. Under these plans, options are granted to eligible employees twice yearly and are exercisable through the accumulation of employee payroll deductions from two to ten percent of employee compensation as defined in the plan, to a maximum of $1,904 annually, for each plan, (adjusted to reflect increases in the consumer price index) which may be used to purchase stock at 85 percent of the fair market value of the common stock at the beginning or end of the option period, whichever amount is lower. In fiscal 1997, 197,262 shares were purchased at a weighted average price of $31.47 (153,768 at $21.43 and 136,698 at $16.75, for 1996 and 1995, respectively). The remaining balance of both ESPPs for purchase by employees at February 28, 1997 was 3,514,937 shares.

Note (13)  Geographic Area Information
(dollars in thousands)

                                     % of               % of             % of
                          1997      Total       1996    Total     1995    Total
                          ----      -----       ----    -----     ----    -----
Net Sales:
US                    $  998,384    71.0%    $771,179    70.1% $590,331   70.8%
Direct Foreign Export     38,457     2.7       35,378     3.2    37,889    4.5
                      -----------  -----   ----------   -----  --------   -----
Total US Source        1,036,841    73.7      806,557    73.3   628,220   75.3
Europe                   273,972    19.5      215,796    19.6   155,467   18.7
Other (1)                 95,739     6.8       77,996     7.1    49,531    6.0
                      -----------  -----   ----------   -----  --------   -----
    Total Sales       $1,406,552   100.0%  $1,100,349   100.0% $833,218   100.0%
                      ==========   =====   ==========   =====  ========   =====

Income from
Operations:
US                      $282,480    88.2%    $169,103    81.7% $196,792   83.0%
Europe                    29,877     9.3       33,834    16.4    39,343   16.6
Other (1)                  7,921     2.5        3,998     1.9       881    0.4
                        --------    ----     --------    ----  --------   ----
    Total Income
    from Operations     $320,278   100.0%    $206,935   100.0% $237,016  100.0%
                        ========   =====     =========  =====  ========  =====

Identifiable Assets:
US                    $1,122,762    85.9%    $841,979   84.4%  $588,028   83.7%
Europe                   119,527     9.2      115,949    11.7    92,548   13.2
Other (1)                 64,566     4.9       38,980     3.9    21,624    3.1
                      ----------   -----     --------   -----  --------  -----
    Total Assets      $1,306,855   100.0%    $996,908   100.0% $702,200  100.0%
                      ==========   =====     ========   =====  ========  =====

(1) Includes Australia, Latin America and the
Pacific Rim countries.


Note (14) Quarterly Financial Data (unaudited)

(in thousands, except per share amounts)
                                           Income                    Net
                     Net        Gross       From         Net       Income
                    Sales      Profit     Operations   Income     Per Share (a)
1997
First Quarter    $  323,499    $190,645   $  85,672    $ 57,139       $0.37
Second Quarter      340,940     202,085      50,141      36,908 (b)    0.24
Third Quarter       361,558     213,960      99,029      67,742        0.44
Fourth Quarter      380,555     224,756      85,436      60,336 (c)    0.39
                 ----------    --------    --------    --------       -----
Total Year       $1,406,552    $831,445    $320,278    $222,125       $1.43
                 ==========    ========    ========    ========       =====

1996
First Quarter     $ 247,337    $146,612    $ 68,048    $ 46,262       $0.31
Second Quarter      266,804     158,067      74,968      51,389        0.34
Third Quarter       284,193     168,213      78,619      54,286        0.36
Fourth Quarter      302,015     178,758     (14,699)     (7,451) (d)  (0.05)
                 ----------    ---------   --------    --------       ------
Total Year       $1,100,349    $651,650    $206,935    $144,485       $0.95
                  ==========   ========    ========    ========       ======

(a)  Due to rounding some totals will not add.
(b) Includes $43.0 million nonrecurring charge related to the acquisitions of ZeitNet and Network Express.
(c) Includes $20.0 million nonrecurring charge related to the acquisitions of Netlink and OASys.
(d) Includes $94.3 million nonrecurring charge related to acquisitions of SMC's Enterprise Networks Business Unit and Fivemere (by
Network Express)

INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Cabletron Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Cabletron Systems, Inc. and subsidiaries as of February 28, 1997 and February 29, 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended February 28, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cabletron Systems, Inc. and subsidiaries as of February 28, 1997 and February 29, 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended February 28, 1997, in conformity with generally accepted accounting principles.








Boston, Massachusetts
March 21, 1997

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

                                   PART III


ITEM 10.  Directors and Executive Officers of the Registrant

Information relating to the Directors of the Company is set forth in the section entitled "Election of Directors," appearing in the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders ("Proxy Statement"), which is incorporated herein by reference. Information relating to the executive officers of the Company is included in Item 4a, "Executive Officers of the Registrant," appearing in Part I hereof. Information with respect to directors and executive officers who failed to timely file reports required by Section 16(a) of the Securities Exchange Act of 1934 may be found in the Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance." Such information is incorporated herein by reference.

ITEM 11. Executive Compensation

See the information set forth in the section entitled "Executive Compensation," appearing in the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

See the information set forth in the section entitled "Election of Directors - Beneficial Ownership," appearing in the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 13.  Certain Relationships and Related Transactions

See the information set forth in the section entitled "Certain Transactions," appearing in the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders, which is incorporated herein by reference.

PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)   Documents filed as part of this report:

 1.   Consolidated financial statements (see item 8)

      The consolidated financial statements of Cabletron Systems, Inc. can be found in this document on the following pages:

                                                                       page(s)
      Independent Auditors' Report                                      31

      Consolidated Balance Sheets at February 28, 1997
       and February 29, 1996                                            17

      Consolidated Statements of Income for fiscal years
       1997, 1996 and 1995                                              18

      Consolidated Statements of Stockholders' Equity
       for fiscal years 1997, 1996 and 1995     `                       19

      Consolidated Statements of Cash Flows for fiscal years
       1997, 1996 and 1995                                              20

      Notes to Consolidated Financial Statements                     21-30

 2.   Consolidated financial statement schedule

      The consolidated financial statement schedule of Cabletron
      Systems, Inc. is included in Part IV of  this report:

      Independent Auditors' Report                                      31

      Schedule II - Valuation and Qualifying Accounts                   36

      All other schedules have been omitted since they are not required, not applicable or the information has been included in the consolidated financial statements or the notes thereto.

3.    Exhibits

      The following exhibits unless herein filed are incorporated by reference.

      3.1 Restated Certificate of Incorporation of Cabletron Systems, Inc., a Delaware corporation, which is incorporated by reference to Exhibit
            3.1 of the Company's Registration Statement on Form S-1, No. 33-28055, (the First Form S-1).
      3.2 Certificate of Correction of the Company's Restated Certificate of Incorporation, which is incorporated by reference to Exhibit 3.1.2 of the Company's Registration Statement on Form S-1, No. 33-42534 (the Third Form S-1).
      3.3 Certificate of Amendment of the Restated Certificate of Incorporation of Cabletron Systems, Inc., incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-3, No. 33-54466, (the First Form S-3).
      3.4 Amended bylaws of Cabletron Systems, Inc., which is incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on the Third Form S-1.
      10.1 1989 Restricted Stock Purchase Plan, which is incorporated by reference to Exhibit 10.1 of the First Form S-1.
      10.2  1989 Restricted Stock Plan, which is incorporated by reference to
            Exhibit 10.2 of the First Form S-1.
      10.3 1989 Equity Incentive Plan, as amended, which is incorporated by reference to Exhibit 4 of the Company's Registration Statement on Form S-8, No.33-50454.
      10.4 1989 Employee Stock Purchase Plan, as amended, which is incorporated by reference to Exhibit 4.1 of the Company's Registration
            Statement on Form S-8, No. 33-31572.
      10.5 1989 Stock Option Plan for Directors, as amended, which is incorporated by reference to Exhibit 10.5 of the Third Form S-1.
      10.6  Agency Agreement between the Registrant and International
            Cable Networks Inc., which is incorporated by reference to Exhibit
            10.6 of the First Form S-1.
      10.7 Modification dated October 1990, of the Blue, Inc. Lease, relating to leased premises in Ironton, Ohio, which is incorporated by reference to Exhibit 10.8 of the First Form S-3.
      10.8 Lease dated October 19, 1992 between the Registrant and Heidelberg Harris, Inc., relating to leased premises in Durham, New Hampshire, which is incorporated by reference to Exhibit 10.9 of the First Form S-3.
      10.9 Lease dated December 1, 1991 between the Registrant and George L. Beattie, Ruth V. Blomstedt and Dan A. Wooley, as trustees of the Execpark Realty Trust, relating to leased premises in Merrimack, New Hampshire, which I s incorporated by reference to Exhibit 10.10 of the First Form S-3.
      10.10 Lease dated July 3, 1992 between the Registrant and Shannon Free Airport Development Company Limited, relating to leased premises in Limerick, Ireland, which is incorporated by reference to Exhibit
            10.12 of the Company's Registration Statement on the First Form S-3.
      10.11 Lease dated July 15, 1996 between the Registrant and the Lawrence County Economic Development Corporation, relating to leased premises in Ironton, Ohio, which is filed with this form 10-K.
      10.12 Credit Agreement dated March7, 1997, between the Registrant and the Chase Manhattan Bank, as administrative agent, the First National Bank of Chicago, as syndication agent and certain other lenders relating to the Company's $250,000,000 revolving credit facility.
      11.1  Statement regarding computation of per share earnings.
      22.1  Subsidiaries of Cabletron Systems, Inc.
      23.1  Consent of Independent Auditors.

(b) The Registrant filed on form 8-K during the last quarter of the fiscal year ended February 28, 1997, as follows:

      The Company filed this report on form 8-K to disclose certain information that Network Express had filed confidentially before the Company had acquired them.

                         INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Cabletron Systems, Inc.:

Under date of March 21, 1997, we reported on the consolidated balance sheets of Cabletron Systems, Inc. and subsidiaries as of February 28, 1997 and February 29, 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended February 28, 1997. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedule as listed in item 14(a)2 of this Form 10-K. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

In our opinion, the consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





                                          KPMG Peat Marwick LLP


Boston, Massachusetts
March 21, 1997



                                    SCHEDULE II

                              CABLETRON SYSTEMS, INC.

                         VALUATION AND QUALIFYING ACCOUNTS

    For Years Ended February 28, 1997, February 29, 1996 and February 28, 1995

                                  (in thousands)


                                                   Amounts
                                               attributable
                       Balance at               to changes                  Balance
                                                        in
                        beginning  Charged to      foreign      Amounts      at end
Description             of period     expense    currency   written off   of period
                                                     rates

Allowance for
doubtful
accounts

February 28, 1997          $6,655     $10,698         ($1)     ($1,876)     $15,476

February 29, 1996          $6,190      $2,725          $1      ($2,261)      $6,655

February 28, 1995          $6,066        $124         ---          ---       $6,190



Signatures

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CABLETRON SYSTEMS, Inc.




Date:      May 28, 1997                      By: /s/ S. Robert Levine
                                                 S. Robert Levine
                                                 President and Chief Executive
Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                  Titles                                 Date


/s/ S. Robert Levine       President, Chief Executive Officer,    May 28, 1997
S. Robert Levine           and Director

/s/ Craig R. Benson        Chairman, Chief Operating Officer      May 28, 1997
Craig R. Benson            Treasurer and Director

/s/ David J. Kirkpatrick   Director of Finance and Chief          May 28, 1997
David J. Kirkpatrick       Financial Officer

/s/ Michael D. Myerow      Secretary and Director                 May 28, 1997
Michael D. Myerow

/s/ Paul R. Duncan         Director                               May 28, 1997
Paul R. Duncan

/s/ Donald F. McGuinness   Director                               May 28, 1997
Donald F. McGuinness

                                EXHIBIT INDEX


Exhibit No.    Exhibit                                                Page No.

10.11          Lease between the Registrant and Lawrence County
               Economic Development Corporation                          46

10.12 Credit Agreement between the Registrant and the Chase Manhattan Bank, the First National Bank of Chicago and
               and other lenders for a $250,000,000 revolving credit
               facility                                                  65

11.1           Statement regarding computation of per share earnings     39

22.1           Subsidiaries of Cabletron Systems, Inc.                   40

23.1           Consent of Independent Auditors                           41

                                EXHIBIT 11.1

                           CABLETRON SYSTEMS, INC.

               STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS

 For Years Ended February 28, 1997, February 29, 1996 and February 28, 1995

                                                  1997        1996       1995
                                                  ----        ----       ----
(in thousands, except per share data)

Net Income Per Common Share - (non-dilutive)

Net income                                    $222,125    $144,485    $156,574
                                              ========    ========    ========

Weighted average number of  common
shares
    outstanding                                155,207     151,525     145,125
                                               =======     =======     =======

Net income per common share                   $   1.43    $   0.95    $   1.08
                                              ========    ========    ========


Net Income Per Common Share - (full dilution)

Net income                                    $222,125    $144,485    $156,574
                                              =========   ========    ========

Weighted average number of  common
shares
    outstanding                                155,207    151,525     145,125

Add net additional common shares upon
exercise of
    common stock options                         3,726      3,646       1,892
                                              --------    -------     -------

Adjusted average common shares outstanding     158,933    155,171     147,017
                                              ========    =======     =======

Net income per common share                   $   1.40    $  0.93     $  1.07
                                              ========    =======     =======

                                 EXHIBIT 22.1



                   SUBSIDIARIES OF CABLETRON SYSTEMS, INC.


         Cabletron Systems de Argentina S.A.(Argentina)
         Cabletron Systems Pty. Limited (Australia)
         Cabletron Systems do Brasil Representacoes Ltda. (Brazil) Cabletron Systems of Canada Limited (Canada)
         Cabletron Systems Chile (Chile)
         Cabletron Systems de Colombia Ltda. (Colombia)
         Cabletron Systems Inc. - Organizacni Slozka (Czech Republic) Cabletron Systems Acquisition, Inc. (Delaware)
         Cabletron Systems Government Sales, Inc. (Delaware)
         Cabletron Insurance Company (Vermont)
         Cabletron Systems Sales & Service, Inc. (Delaware)
         Cabletron Systems Ltd. (England)
         Cabletron Systems S.A. (France)
         International Cable Networks, Inc.(Virgin Islands)
         Cabletron Systems, GmbH  (Germany)
         Cabletron Systems Limited (Ireland)
         Cabletron Systems (Distribution)Limited (Ireland)
         Cabletron Systems Inc. (Hong Kong)
         Cabletron Systems S.r.l. (Italy)
         Cabletron Systems, K.K. (Japan)
         Cabletron Systems, Pte Ltd  (Korea)
         Cabletron Systems Sdn Bhd (Malaysia)
         Cabletron Systems, S.A. de C. V.(Mexico)
         Cabletron Systems Benelux BV (Netherlands)
         Netlink, Inc. (Delaware)
         Netlink, Ltd (UK)
         Network Express, Inc. (Michigan)
         Network Express GmbH (Germany)
         Network Express K.K. (Japan)
         Network Express Europe Limited (UK)
         The OASys Group, Inc. (California)
         Cabletron Systems, Pte Ltd.(Singapore)
         Cabletron Systems, Ltd (South Africa)
         Cabletron Systems S.A.  (Spain)
         Cabletron Systems Sweden AB (Sweden)
         Cabletron Systems de Venezuela C.A.(Venezuela)
         Fivemere Ltd (UK)
         Fivemere Asia-Pacific Singapore Limited
         Fivemere Developments Limited
         ZeitNet Inc. (California)
         ZeitNet India Private Limited (India)

                                 EXHIBIT 23.1



                       CONSENT OF INDEPENDENT AUDITORS


The Board of Directors
Cabletron Systems, Inc.:

We consent to incorporation by reference in the registration statements (Nos. 33-50454, 33-31572 and 33-42490) on Form S-8 of Cabletron Systems, Inc. of our reports dated March 21, 1997, relating to the consolidated balance sheets of Cabletron Systems, Inc. and subsidiaries as of February 28, 1997 and February 29, 1996, and the related consolidated statements of income, stockholders' equity and cash flows and the related schedule for each of the years in the three-year period ended February 28, 1997, which reports are included in the February 28, 1997 Annual Report to Stockholders on Form 10-K of Cabletron Systems, Inc.











Boston, Massachusetts
May 29, 1997

DIRECTORS AND OFFICERS

Board of Directors                              Officers

S. Robert Levine                          S. Robert Levine
President and Chief Executive Officer,    President and Chief Executive Officer
Cabletron Systems, Inc.
                                          Craig R. Benson
Craig R. Benson                           Chairman of the Board
Chairman of the Board,                    Chief Operating Officer and
Chief Operating Officer and Treasurer,    Treasurer
Cabletron Systems, Inc.
                                          Christopher J. Oliver
Michael D. Myerow                         Director of Engineering and
Partner in law firm of Myerow & Poirier   Manufacturing

Paul R. Duncan                            David J. Kirkpatrick
Executive Vice President                  Director of Finance and
and President, Specialty Business Group   Chief Financial Officer
Reebok International, Ltd.
                                          Michael D. Myerow
Donald F. McGuinness                      Secretary
Chairman of the Board,
Electronic Designs, Inc.





STOCKHOLDER INFORMATION


Annual Meeting of Stockholders               Transfer Agent
The Annual Meeting of Stockholders will      State Street Bank and Trust Company
take place at 10:00 a.m. on Thursday,        is the Transfer Agent and Registrar
July 10, 1997 at the Cabletron Systems,      of the Company's common stock.
Training Facility, Pease International       Inquires regarding lost
Trade-port, Newington, NH 03801              certificates, change of address,
                                             name or ownership should be
                                             addressed to:
Stockholder Inquiries                         Boston EquiServe
Inquiries relating to financial information   PO Box 8200
of Cabletron Systems, Inc. should be          Boston, MA 02266-8200
addressed to:
   Cabletron Systems, Inc.                   Independent Auditors
   Investor Relations                        KPMG Peat Marwick LLP
   PO Box  5005                              99 High Street
   Rochester, NH 03866-5005                  Boston, MA 02110
   Telephone: (603) 337-4225
   Facsimile:   (603)332-4004                Legal Counsel
                                             Ropes & Gray
Listing                                      One International Place
Cabletron Systems, Inc. common stock is       Boston, MA 02110
traded on the New York Stock Exchange -
symbol CS.

WORLDWIDE LOCATIONS


Corporate Headquarters

Cabletron Systems, Inc.
Rochester, NH
Phone: (603) 332-9400

North America

ALASKA
Anchorage
Phone: (205) 733-1772

ARIZONA
Phoenix
Phone: (602) 953-8500

CALIFORNIA
Inglewood
Phone: (310) 342-5942

Newport Beach
Phone: (714) 852-4126

Sacramento
Phone: (916) 449-9622

San Diego
Phone: (619) 497-2546

San Jose
Phone: (408) 383-1550

Santa Clara
Phone: (408) 986-9100

COLORADO
Denver
Phone: (303) 331-0990

CONNECTICUT
Hartford
Phone: (860) 947-7684

FLORIDA
Ft. Lauderdale
Phone: (305) 776-2004

Tallahasse
Phone: (904) 309-0212

Tampa
Phone: (813) 282-1227

GEORGIA
Atlanta
Phone: (404) 395-9909

HAWAII.
Honolulu
Phone: (808) 532-9830

IDAHO
Post Falls
Phone: (208) 773-1711

ILLINOIS
Chicago
Phone: (312) 214-2595

Rolling Meadows
Phone: (708) 364-4555

INDIANA
Indianapolis
Phone: (317) 587-1600

IOWA
Iowa City
Phone: (319) 337-3330

KANSAS
Overland Park
Phone: (913) 338-7119

KENTUCKY
Lexington
Phone: (606) 225-8518

LOUISIANA
Metaire
Phone: (504) 836-5526

MARYLAND
Baltimore
Phone: (410) 385-5224

MICHIGAN
Grand Rapids
Phone: (313) 953-1334

Livonia
Phone: (313) 953-8510

Ann Arbor
Phone: (313) 761-5005

MINNESOTA
Minnetonka
Phone: (612) 449-5214

MISSOURI
St. Louis
Phone:( 314) 542-3142

NEBRASKA
Omaha
Phone: (402) 496-9390

NEVADA
Las Vegas
Phone: (702) 892-3775

NEW YORK
New York
Phone: (212) 643-9560

Rochester
Phone: (716) 383-4240


NORTH CAROLINA
Durham
Phone: (919) 484-8381

Charlotte
Phone: (704) 525-4895

Greensboro
Phone: (910) 299-2928

OHIO
Cincinnati
Phone: (513) 762-7646

Columbus
Phone: (614) 785-6416

Independence
Phone: (216) 573-3709

OKLAHOMA
Tulsa
Phone: (918) 492-2895

OREGON
Lake Oswego
Phone: (503)968-6919

PENNSYLVANIA
Erie
Phone: (814) 454-5755

Philadelphia
Phone: (215) 569-5100

Pittsburgh
Phone: (412) 928-4999

RHODE ISLAND
Lincoln
Phone: (401) 334-1600

SOUTH CAROLINA
Columbia
Phone: (803) 748-1232

TENNESSEE
Goodlesville
Phone: (615) 859-7797

TEXAS
Austin
Phone: (512) 794-9166

Dallas
Phone: (972) 931-6222

Houston
Phone: (713) 871-3134

San Antonio
Phone: (210) 344-7241


WORLDWIDE LOCATIONS CONTINUED


UTAH
Salt Lake City
Phone: (801) 350-9480

VIRGINIA
Herndon
Phone: (703) 736-9100

Richmond, VA 23236
Phone: (804) 323-0291

WASHINGTON
Bellevue
Phone: (206) 637-2977

WISCONSIN
Milwaukee
Phone: (414) 221-0475

Madison
Phone: (608) 273-9192

PUERTO RICO
Guaynabo
Phone: (787) 273-6770

Canada

CALGARY
Calgary
Phone: (403) 234-8012

VANCOUVER
Vancouver
Phone: (604) 688-2550

OTTAWA
Ottawa
Phone: (613) 782-2320

TORONTO
Toronto
Phone: (416) 213-8222

MONTREAL
Montreal
Phone: (514) 395-4949

EUROPE

BELGIUM
Belgium
Phone: 011-32-2176-4901

CZECH REPUBLIC
Praha
Phone: 011-42-2-2423-8127

ENGLAND
Berkshire
Phone: 011-44--635-580000


London
Phone: 011-44-171-312-0210

Cheshire, England WA7 1HR
Phone: 011-44-928-579013

FRANCE
Rosny-Sous-Bois
Phone: 011-33-148-947072

GERMANY
Frankfurt
Phone: 011-49-610-339900

Berlin
Phone: 011-49-30-399-5939

Munich
Phone: 011-49-89-3177450

ITALY
Assago
Phone: 011-39-2-892-2021

NETHERLANDS
Woerden
Phone: 011-31-348-433155

RUSSIA
Moscow
Phone: 011-7501-258-7673

SCOTLAND
Sterling
Phone: 011-44-1786-449-264

SPAIN
Madrid
Phone: 011-34-1326-4320

SWEDEN
Taby
Phone: 011-46-8792-6040

SWITZERLAND
Zurich
Phone: 011-41-1308-3610

Latin America

ARGENTINA
Buenos Aires
Phone: 011-54-13-42777

BRASIL
Sao Paulo
Phone: 011-55-11-5561-0888

Rio de Janeiro
Phone: 011-55-21-532-1504

Curitiba
Phone: 011-55-41-232-7154

CHILE
Santiago
Phone: 011-56-2203-3733

COLUMBIA
Santa fe de Bogata
Phone: 011-57-1-2960009

MEXICO
Mexico City
Phone: 011-525-629-9904

Guadalajara
Phone: 011-52-3678-9224

Monterrey
Phone: 011-52-8-335-9234

VENEZUELA
Caracas
Phone: 011-58-2285-6267

Pacific Rim

AUSTRALIA
Brisbane
Phone: 011-61-7367-1750

Canberra
Phone: 011-61-6-257-2422

Melbourne
Phone: 011-61-3526-3639

Sydney
Phone: 011-61-29950-5900

CHINA
Beijing
Phone: 011-86-1-8492748

Shanghai
Phone: 011-86-21-6248-1120

HONG KONG
Wanchai
Phone: 011-852-539-6882

INDIA
Bombay
Phone: 011-91-22-2184-434

New Delhi
Phone: 011-91-11-462-1586

JAPAN
Tokyo
Phone: 011-81-3-3459-1981

KOREA
Seoul
Phone: 011-822-739-5257

WORLDWIDE LOCATIONS CONTINUED

MALAYSIA
Penang
Phone: 011-60-3754-4388

Selangor
Phone: 011-60-3754-4388

SINGAPORE
The Cavendish
Phone: 011-65-775-5355

TAIWAN
Taipei Hsien
Phone: 011-886-2-6487641

THAILAND
Bangkok
Phone: 011-662-661-9238

Middle East

SAUDI ARABIA
Phone: 011-9661-462-0101

Africa

SOUTH AFRICA
Johannesburg
Phone: 011-27-11-709-1300