Form 10-K/A
period 1997-02-28
CABLETRON SYSTEMS INC
filed 1997-06-17
CIK 846909

CABLETRON SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended February 28, 1997, February 29, 1996 and
February 28, 1995
(in thousands)

                                                 1997         1996        1995
                                                 ----         ----        ----

Cash flows from operating activities:
   Net income                                   $222,125    $144,485   $156,574
   Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                49,704      32,739     31,144
     Provision for losses on accounts
       receivable                                  9,140         435        187
     Loss on disposal of property, plant and
       equipment                                      87          93        174
     Deferred income taxes                       (22,933)    (38,766)    (4,434)
     Changes in assets and liabilities:
        Accounts receivable                      (74,925)    (55,795)   (29,623)
        Inventories                              (37,669)    (55,597)   (23,168)
        Prepaid expenses and other assets         (1,709)    (18,947)    (3,427)
        Accounts payable and accrued expenses     52,661      68,766     11,873
        Income taxes payable                      (7,653)      3,705     10,476
                                                --------    --------   --------
           Net cash provided by operating
             activities                          188,828      81,118    149,776
                                                --------    --------   ---------

Cash flows from investing activities:
     Capital expenditures                        (94,368)    (67,760)   (66,116)
     Purchase of available-for-sale securities  (203,667)   (124,968)   (71,598)
     Purchase of held-to-maturity securities    (247,855)   (205,852)  (282,712)
     Sales/maturities of marketable securities   424,308     236,393    323,682
                                                --------    --------   --------
           Net cash used in investing
            activities                          (121,582)   (162,187)   (96,744)
                                                --------    --------   --------

Cash flows from financing activities:
     Repayment of notes receivable from
       stockholders                                  151         218        131
     Repurchase of common stock                      ---      (1,173)   (13,070)
     Tax benefit of options exercised              8,302       7,215      5,712
     Proceeds from sale of common stock            8,577      41,774      8,408
     Common stock issued to employee stock
       purchase plan                               6,208       3,323      2,287
     Proceeds from exercise of stock options      18,022      17,222      4,887
                                                --------    --------   --------
           Net cash provided by financing
            activities                            41,260      68,579      8,355
                                                --------    --------   --------
   Effect of exchange rate changes on cash           220         159        712
                                                --------    --------   --------

   Net (decrease) increase in cash and cash
     equivalents                                 108,726     (12,331)    62,099
   Cash and cash equivalents, beginning of
     year                                        106,102     118,433     56,334
                                                --------    --------   --------
   Cash and cash equivalents, end of year       $214,828    $106,102   $118,433
                                                ========    ========   ========

   Cash paid during year for:
     Income taxes                               $132,291    $142,733   $ 68,420
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
                                        =====     =====       =====

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at February 28, 1997 and February 29, 1996 are presented below:

(in thousands)                              1997          1996
                                            ----          ----
Deferred tax assets:
    Accounts receivable                  $ 4,996       $ 2,019
    Inventories                           33,859        28,225
    Other reserves and accruals           24,149         9,416
    Acquired research and
      development                         29,262        26,322
    Domestic net operating loss
      carryforwards                       27,213        26,219
    Foreign net operating loss
      carryforwards                        5,636         3,268
                                         -------       -------
      Total gross deferred tax assets    125,115        95,550
    Less valuation allowance             (38,381)      (33,762)
                                         -------        ------
      Net deferred tax assets             86,734        61,788
                                         -------        ------
Deferred tax liabilities:
    Property, plant and equipment        (11,033)       (9,088)
                                         -------        -------
      Total gross deferred
        liabilities                      (11,033)       (9,088)
                                         -------       -------
     Net deferred tax assets             $75,631       $52,700
                                         =======       =======