Form 10-Q
period 1997-05-31
CABLETRON SYSTEMS INC
filed 1997-07-15
CIK 846909

SECURITIES AND EXCHANGE COMMISSION

                           Washington , D.C. 20549


                                  Form 10-Q


               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended May 31, 1997

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

                              YES - X NO - ___

As of July 2, 1997 there were 157,674,725 shares of the Registrant's common stock outstanding.

This document contains 12 pages

Exhibit index on page 11

                                    INDEX

                           CABLETRON SYSTEMS, INC.


                                                                        Page

Facing Page                                                               1

Index                                                                     2


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets - May 31, 1997 (unaudited) and
February 28, 1997                                                          3

Consolidated Statements of Income - Three months ended May 31, 1997
and 1996 (unaudited)                                                       4

Consolidated Statements of Cash Flows - Three months ended
May 31, 1997 and 1996 (unaudited)                                          5

Notes to Consolidated Financial Statements - May 31, 1997                  6

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations                                                      7


PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                   9

Signatures                                                                10

Index to the Exhibits                                                     11

Exhibit 11 - Statement re: Computation of Per Share Earnings              12

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CABLETRON SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                (unaudited)
                                                May 31, 1997   February 28, 1997

Assets

Current assets:
     Cash and cash equivalents ................   $  173,142          $  214,828
     Short-term investments ...................      187,538             165,396
     Accounts receivable, net .................      289,582             219,896
     Inventories ..............................      236,216             197,438
     Deferred income taxes ....................       58,257              57,107
     Prepaid expenses and other assets ........       42,488              35,925
                                                  ----------          ----------
          Total current assets ................      987,223             890,590
Long-term investments .........................      199,592             188,081
Property, plant and equipment, net ............      207,636             198,557
Long-term deferred income taxes ...............       30,778              29,627
                                                  ----------          ----------
Total assets ..................................   $1,425,229          $1,306,855
                                                  ==========          ==========

Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable .........................   $   81,775          $   68,604
     Accrued expenses .........................      146,908             135,208
     Income taxes payable .....................       32,630              10,442
                                                  ----------          ----------
          Total current liabilities ...........      261,313             214,254
Deferred income taxes .........................       12,116              11,103
                                                  ----------          ----------
Total liabilities .............................      273,429             225,357
                                                  ----------          ----------
Stockholders' equity:
     Preferred stock, $1.00 par value. Authorized
       2,000 shares; none issued ..............           --                  --
     Common stock $0.01 par value. Authorized
       240,000 shares; issued and outstanding
       157,503 and 156,305, respectively ......        1,575               1,563
     Additional paid-in capital ...............      278,428             266,829
     Retained earnings ........................      871,709             812,885
                                                  ----------          ----------
                                                   1,151,712           1,081,277
     Cumulative translation adjustment ........           88                 221
                                                  ----------          ----------
Total stockholders' equity ....................    1,151,800           1,081,498
                                                  ----------          ----------
Total liabilities and stockholders' equity ....   $1,425,229          $1,306,855
                                                  ==========          ==========

CABLETRON SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

                                                             (unaudited)
                                                          Three months ended
                                                     May 31, 1997   May 31, 1996

Net sales ........................................       $362,688       $323,499
Cost of sales ....................................        153,561        132,854
                                                         --------       --------
     Gross profit ................................        209,127        190,645
                                                         --------       --------
Operating expenses:
     Research and development ....................         43,616         39,589
     Selling, general and administrative .........         80,915         65,384
                                                         --------       --------
          Total operating expenses ...............        124,531        104,973
                                                         --------       --------
          Income from operations .................         84,596         85,672
Interest income ..................................          4,801          4,442
                                                         --------       --------
          Income before income taxes .............         89,397         90,114
Income taxes .....................................         30,573         32,975
                                                         --------       --------
Net income .......................................       $ 58,824       $ 57,139
                                                         ========       ========
Net income per common share ......................       $   0.38       $   0.37
                                                         ========       ========
Weighted average number of shares outstanding ....        156,857        154,608
                                                         ========       ========

CABLETRON SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                            (unaudited)
                                                        Three months ended
                                                   May 31, 1997      May 31,1996

Cash flows from operating activities:
   Net income ................................         $ 58,824        $ 57,139

   Adjustments to reconcile net income to net
   cash provided by operating activities:
       Depreciation and amortization .........           17,943          11,206
       Provision for losses on accounts
         receivable ..........................             (185)            777
       Deferred income taxes .................             (494)              5
       Gain on disposal of property ..........           (1,289)             (6)
       Changes in assets and liabilities:
          Accounts receivables ...............          (69,590)        (34,248)
          Inventories ........................          (38,833)         (9,780)
          Prepaid expenses and other assets ..           (6,501)         (1,607)
          Accounts payable and accrued expenses          25,014          23,758
          Income taxes payable ...............           22,234          24,254
                                                       --------        --------
      Net cash provided by operating activities           7,123          71,498
                                                       --------        --------

Cash flows from investing activities:
   Capital expenditures.......................          (26,595)        (20,568)
   Purchase of available-for-sale securities .          (35,058)        (21,387)
   Purchase of held-to-maturity securities ...          (27,228)        (43,015)
   Maturities of marketable securities .......           28,630          71,290
                                                       --------        --------
      Net cash used in investing activities ..          (60,251)        (13,680)
                                                       --------        --------

Cash flows from financing activities:
   Net proceeds from sale of stock ...........               --           9,823
   Repayment of notes receivable, stockholders               --             151
   Proceeds from exercise of stock options ...           11,611           5,027
   Repurchase of common stock ................               --            (415)
                                                       --------        --------
      Net cash provided by financing activities          11,611          14,586
                                                       --------        --------
Effect of exchange rate changes on cash........            (169)             (7)
                                                       --------        --------
Net (decrease) increase in cash and cash
 equivalents ..................................         (41,686)         72,397
Cash and cash equivalents, beginning of year ..         214,828         106,101
                                                       --------        --------
Cash and cash equivalents, end of year ........        $173,142        $178,498
                                                       ========        ========
Cash paid during the year for:
   Income taxes ...............................        $  5,988        $  7,742
                                                       ========        ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 2 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year. The accompanying financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended February 28, 1997.

2. Inventories

Inventories consist of:

                                 5/31/97        2/28/97

Raw materials                   $ 79,811       $ 64,685
Work in process                   26,415         57,070
Finished goods                   129,990         75,683
                                --------       --------
Total inventories               $236,216       $197,438
                                ========       ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cabletron Systems' worldwide net sales in the first quarter of fiscal 1998 (the three month period ended May 31, 1997) were $362.7 million, a 12.1% increase over net sales of $323.5 million for the first quarter of fiscal 1997. The increase was primarily the result of higher sales of the Company's more recent, higher-end products, including the MMAC Plus-6, the SmartSwitch 6000 and SPECTRUM, the Company's network management software product. As a percentage of net sales, international sales in the first quarter of fiscal 1998 decreased to 27% from 30% in the first quarter of fiscal 1997.

Although sales in the Company's first quarter of fiscal 1998 increased from the Company's comparable quarter a year ago, sales decreased $17.9 million or 4.7% from the $380.6 million reported in the fourth quarter of fiscal 1997.
Factors responsible for the decrease included the Company's inability to manufacture sufficient quantities of the Company's SmartSwitch 6000 product, resulting in backlog and some lost sales opportunities, due to a limited supply of proprietary integrated circuit chips being manufactured for the SmartSwitch 6000. The Company and its suppliers are working to increase production, but constraints on the supply of the proprietary chips are expected to continue at least through the Company's second fiscal quarter. Second, sales of the Company's shared media products such as the MMAC and other mature products declined during the quarter compared to the fourth quarter of fiscal 1997. The Company expects sales of shared media products, which have declined more swiftly than the Company had anticipated, to continue declining in future periods, both in absolute dollars and as a percentage of sales. Third, international sales, in particular in Europe, declined in comparison to international sales for the fourth quarter of fiscal 1997. The Company has undertaken efforts to address European performance issues, but as a consequence of the general decrease in business activity in Europe during the summer months, the Company does not anticipate improvement during the second quarter of fiscal 1998.

Gross profit as a percentage of net sales in the first quarter of fiscal 1998 decreased to 57.7% from 58.9% for the first quarter of fiscal 1997. The decrease reflects (i) the Company's inability to reduce costs, which are largely determined prior to the beginning of the quarter and which include fixed components, sufficiently to match sales which were lower than the Company expected, and (ii) a shift in product mix primarily related to lower than expected European sales, which typically carry higher margins than sales in the United States.

Research and development expenses in the first quarter of fiscal 1998 increased 10.2% to $43.6 million from $39.6 million in the first quarter of fiscal 1997. The increase in research and development spending reflected the hiring of additional software and hardware engineers and associated costs related to development of new products. Research and development spending as a percentage of net sales decreased to 12.0% from 12.2% in the first quarter of fiscal 1997. The decrease in research and development spending as a percentage of net sales was due to consolidation of some engineering functions.

Selling, general and administrative ("SG&A") expenses in the first quarter of fiscal 1998 increased 23.7% to $80.9 million from $65.4 million in the first quarter of fiscal 1997. The increase in SG&A expenses was due predominately to an increase in sales and technical personnel and the addition of new office locations. SG&A expenses as a percentage of net sales increased to 22.3% from 20.2% in the first quarter of fiscal 1997. SG&A increased as a percentage of sales primarily as a result of lower than expected sales.

Net interest income in the first quarter of fiscal 1998 increased 10.0% to $4.8 million from $4.4 million in the first quarter of fiscal 1997. Interest income in both periods reflects returns on invested cash, marketable securities and investments. The increase in interest income resulted from higher interest rates and increased cash reserves.

Income before income taxes in the first quarter of fiscal 1998 decreased 0.1% to $89.4 million from $90.1 million in the first quarter of fiscal 1997. The decrease in income before income taxes was due to the lower gross margin and higher research and development and SG&A expenses. Income before income taxes as a percentage of net sales decreased to 24.6% from 27.9% for the same quarter of the preceding fiscal year. The decrease as a percentage of net sales was due to the lower gross profit as a percentage of sales and the higher research and development and SG&A expenses as a percentage of sales.

Net income in the first quarter of fiscal 1998 increased 3.0% to $58.8 million from $57.1 million in the first quarter of fiscal 1997. The slight increase was due to higher sales volume.

Liquidity and Capital Resources

Cash, cash equivalents, marketable securities and long-term investment decreased $8.0 million to $560.3 million at May 31, 1997 from $568.3 million at February 28, 1997 primarily as the result of timing of collections of accounts receivable.

Net accounts receivable increased $69.7 million to $289.6 million at May 31, 1997 from $219.9 million at February 28, 1997. Average day sales outstanding were 63 days at May 31, 1997 compared to 52 days at February 28, 1997. The increase was a result of shipment of products shifting towards the latter part of the quarter.

The Company has historically maintained higher levels of inventory than its competitors in the networking industry in order to implement its policy of shipping most orders requiring immediate delivery within 24 to 48 hours. Worldwide inventories at May 31, 1997 were $236.2 million, or 127 days of inventory, compared to $197.4 million, or 109 days of inventory at February 28, 1997. Inventory turnover was 2.7 turns at May 31, 1997, compared to 3.4 turns at February 28, 1997. The lower inventory turnover was due to lower sales in the quarter.

Capital expenditures in the first quarter of fiscal 1998 increased $6.0 million to $26.6 million from $20.6 million in the first quarter of fiscal 1997. Capital expenditures included approximately $20.0 million for equipment costs, of which $15.0 million was for computer related costs and $3.1 million for manufacturing related costs.

Current liabilities at May 31, 1997 were $261.3 million compared to $214.3 million at February 28, 1997. This increase was mainly due to the growth in operations and the timing of disbursements.

In the opinion of management, internally generated funds from operations and existing cash, cash equivalents and short-term investments will prove adequate to support the Company's working capital and capital expenditure requirements for the next twelve months.

New Accounting Pronouncement

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share." This Statement establishes and simplifies standards for computing and presenting earnings per share. SFAS 128 will be effective for the Company's fourth quarter of fiscal 1998, and requires restatement of all previously reported earnings per share data that are presented. Early adoption of this Statement is not permitted. SFAS 128 replaces primary and fully diluted earnings per share with basic and diluted earnings per share. The Company expects that basic earnings per share amounts will be accretive compared to the Company's non-dilutive earnings per share amounts, and diluted earnings per share amounts will not be materially different from the Company's fully diluted earnings per share amounts.

PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.

[a] There were no reports on Form 8-K filed during the quarter ended May 31, 1997.

[b] Exhibit 11 - Statement re: Computation of Per Share Earnings (page 12 of this report)

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                          CABLETRON SYSTEMS, INC.
                                          (Registrant)


   July 15, 1997                          /s/ Craig R. Benson
       Date                               Craig R. Benson
                                          Chairman of the Board, Treasurer,
                                          and Chief Operating Officer


   July 15, 1997                          /s/ David J. Kirkpatrick
       Date                               David J. Kirkpatrick
                                          Director of Finance and
                                          Chief Financial Officer

EXHIBIT INDEX

Exhibit                                                                   Page
   No. Exhibit                                                             No.

   11  Statement re: Computation of Per Share Earnings                     12

                                  EXHIBIT 11

                   CABLETRON SYSTEMS, INC. AND SUBSIDIARIES

               STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS

                   For periods ended May 31, 1997 and 1996

                   (in thousands, except per share amounts)



                                                        (unaudited)
                                                     Three months ended
                                                           May 31,
                                                       1997       1996

Net Income Per Common Share - (non-dilutive)

Net income .......................................   $ 58,824   $ 57,139
                                                     ========   ========

Weighted average common shares outstanding .......    156,857    154,608
                                                     ========   ========

Reported net income per common share .............   $   0.38   $   0.37
                                                     ========   ========

Net Income Per Common Share - (full dilution)

Net income .......................................   $ 58,824   $ 57,139
                                                     ========   ========

Weighted average common shares outstanding .......    156,857    154,608

Add net additional common shares upon exercise
          of common stock options ................      4,895      3,279
                                                     --------   --------
Adjusted average common shares outstanding .......    161,752    157,887
                                                     ========   ========

Net income per common share - (full dilution) ....   $   0.36   $   0.36
                                                     ========   ========