Form 10-Q
period 1997-08-31
CABLETRON SYSTEMS INC
filed 1997-10-15
CIK 846909

SECURITIES AND EXCHANGE COMMISSION
                           Washington , D.C. 20549

                                  Form 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended August 31, 1997

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

                              YES - X NO - ___

As of September 30, 1997 there were 157,985,255 shares of the Registrant's common stock outstanding.

This document contains 25 pages

Exhibit index on page 12

                                   INDEX

                           CABLETRON SYSTEMS, INC.
                                                                          Page

No.

Facing Page                                                                1

Index                                                                      2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets - August 31, 1997 (unaudited) and
February 28, 1997                                                          3

Consolidated Statements of Income - Three and six months ended
August 31, 1997 and 1996 (unaudited)                                       4

Consolidated Statements of Cash Flows - Six months ended
August 31, 1997 and 1996 (unaudited)                                       5

Notes to Consolidated Financial Statements - August 31, 1997               6

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations                                        7

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                 10

Item 6. Exhibits and Reports on Form 8-K                                  10

Signatures                                                                11

Index to the Exhibits                                                     12

Exhibit 10.1 - Employment agreement between the company and
               Donald B. Reed dated August 6, 1997                        13

Exhibit 11.1 - Statement re: Computation of Per Share Earnings            25

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CABLETRON SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                      (unaudited)

                                                       August 31,   February 28,
                                                         1997           1997
                                                       ----------   ------------
Assets

Current Assets:
     Cash and cash equivalents ...................     $  193,923     $  214,828
     Short-term investments ......................        171,417        165,396
     Accounts receivable, net ....................        291,712        219,896
     Inventories .................................        272,956        197,438
     Deferred taxes ..............................         58,358         57,107
     Prepaid expenses and other assets ...........         42,130         35,925
                                                       ----------     ----------
          Total current assets ...................      1,030,496        890,590
                                                       ----------     ----------
Long-term investments ............................        176,799        188,081
Property, plant and equipment, net ...............        209,877        198,557
Long-term deferred taxes .........................         30,780         29,627
                                                       ----------     ----------
Total assets .....................................     $1,447,952     $1,306,855
                                                       ==========     ==========

Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable ............................     $   78,526     $   68,604
     Accrued expenses ............................        148,286        135,208
     Income taxes payable ........................          1,444         10,442
                                                       ----------     ----------
          Total current liabilities ..............        228,256        214,254
                                                       ----------     ----------
Deferred taxes ...................................          5,299         11,103
                                                       ----------     ----------
Total liabilities ................................        233,555        225,357
                                                       ----------     ----------
Stockholders' equity:
     Preferred stock, $1.00 par value
       Authorized 2,000 shares; none issued .....            --              --
     Common stock $0.01 par value
       Authorized 240,000 shares; issued and
       outstanding 157,835
       and 156,305, respectively .................          1,578          1,563
     Additional paid-in capital ..................        283,341        266,829
     Retained earnings ...........................        929,296        812,885
                                                       ----------     ----------
                                                        1,214,215      1,081,277
     Cumulative translation adjustment ...........            182            221
                                                       ----------     ----------
Total stockholders' equity .......................      1,214,397      1,081,498
                                                       ----------     ----------
Total liabilities and stockholders' equity .......     $1,447,952     $1,306,855
                                                       ==========     ==========

CABLETRON SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)


                                                       (unaudited)
                                       Three Months Ended       Six Months Ended

                                           1997       1996       1997       1996
                                           ----       ----       ----       ----

Net sales ..........................   $371,293   $340,940   $733,982   $664,439
Cost of sales ......................    159,032    138,855    312,593    271,709
                                       --------   --------   --------   --------
     Gross profit ..................    212,261    202,085    421,389    392,730
Operating expenses:
     Research and development ......     44,415     38,716     88,032     78,305
     Selling, general and
       administrative ..............     85,412     70,208    166,327    135,592

     Non-recurring items ...........        ---     43,024        ---     43,024
                                       --------   --------   --------   --------
          Total operating expenses .    129,827    151,948    254,359    256,921
                                       --------   --------   --------   --------
          Income from operations ...     82,434     50,137    167,030    135,809
Interest income ....................      4,819      4,880      9,621      9,322
                                       --------   --------   --------   --------
          Income before income taxes     87,253     55,017    176,651    145,131
Income taxes .......................     29,666     18,113     60,240     51,088
                                       --------   --------   --------   --------
Net income .........................   $ 57,587   $ 36,904   $116,411   $ 94,043
                                       ========   ========   ========   ========
Net income per common share ........   $   0.37   $   0.24   $   0.74   $   0.61
                                       ========   ========   ========   ========
Weighted average number of shares
outstanding ........................    157,743    154,997    157,300    154,803
                                       ========   ========   ========   ========

CABLETRON SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
                                                                 (unaudited)
                                                              Six Months Ended
                                                                  August 31,
                                                               1997        1996
                                                               ----        ----
Cash flows from operating activities:
   Net income .........................................    $116,411    $ 94,043
   Adjustments to reconcile net income to net
   cash provided by operating activities:
       Depreciation and amortization ..................      34,876      25,221
       Provision for losses on accounts
          receivable ..................................      (1,202)      2,660
       Deferred taxes .................................      (8,209)    (15,594)
       Gain/loss on disposal of property ..............        (489)         80
       Changes in assets and liabilities:
          Accounts receivable .........................     (74,938)    (46,914)
          Inventories .................................     (77,008)     (3,850)
          Prepaid expenses and other assets ...........      (6,564)     (7,548)
          Accounts payable and accrued expenses .......      29,491      34,168
          Income taxes payable ........................      (8,918)     (2,080)
                                                           --------    --------
      Net cash provided by operating activities .......       3,450      80,186
                                                           --------    --------

Cash flows from investing activities:
   Capital expenditures ...............................     (46,517)    (52,277)
   Purchase of available-for-sale securities ..........     (72,884)    (95,640)
   Purchase of held-to-maturity securities ............    (160,985)    (27,228)
   Maturities of marketable securities ................     105,340     269,914
                                                           --------    --------
      Net cash used in investing activities ...........     (41,289)    (38,988)
                                                           --------    --------
Cash flows from financing activities:
   Common stock issued to employee stock
    purchase plan .....................................       3,311       3,019
   Net proceeds from sale of stock
   (Network Express/ZeitNet) ..........................         ---       8,562
   Repayment of notes from stockholders ...............         ---      (2,595)
   Proceeds from stock option exercise ................      13,215       6,719
   Repurchases of common stock ........................         ---         544
                                                           --------    --------
      Net cash provided by financing activities .......      16,526      16,249
                                                           --------    --------
Effect of exchange rate changes on cash ...............         408          76
                                                           --------    --------
Net increase (decrease) in cash and cash
equivalents ...........................................     (20,905)     57,523
Cash and cash equivalents, beginning of period ........     214,828     106,101
                                                           --------     -------
Cash and cash equivalents, end of period ..............    $193,923    $163,624
                                                           ========    ========
Cash paid during the year for:
   Income taxes .......................................    $ 40,151    $ 66,024
                                                           ========    ========

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

2. Inventories

Inventories consist of:

                          8/31/97        2/28/97
                          -------        -------
Raw materials            $ 90,881       $ 64,685
Work in process            30,574         57,070
Finished goods            151,501         75,683
                         --------       --------
Total inventories        $272,956       $197,438
                         ========       ========

3.  Derivatives

The Company uses derivative financial instruments, principally forward exchange contracts and options in its management of foreign currency exposure. These contracts primarily require the Company to exchange or sell certain foreign currencies either with or for US dollars at contractual rates. The Company's foreign currency hedging activities are used to minimize adverse foreign exchange movements on the eventual dollar net cash inflows of its foreign denominated net assets. The Company does not hold or issue derivative financial instruments for speculative or trading purposes.

Realized and unrealized foreign exchange gains and losses are recognized in operating income and offset foreign exchange gains and losses on the underlying exposures. Premiums paid on forward exchange contracts are amortized over the life of the contract. Premiums paid on options are expensed immediately. The Company's derivative financial instruments are marked to market at the balance sheet date and the carrying amount approximates the fair value of the instruments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cabletron Systems' worldwide net sales in the second quarter of fiscal 1998 (the three month period ended August 31, 1997) were $371.3 million, a 9% increase over net sales of $340.9 million for the second quarter of fiscal 1997. The increase was primarily the result of higher sales of the Company's more recent, higher-end products, including the MMAC Plus-6, the SmartSwitch 6000 and SPECTRUM, the Company's network management software product. As a percentage of net sales, international sales in the second quarter of fiscal 1998 increased to 29.4% from 29.1% in the second quarter of fiscal 1997.

Gross margins as a percentage of net sales in the second quarter of fiscal 1998 decreased to 57.2% from 59.3% for the second quarter of fiscal 1997 and from 57.5% for the first quarter of fiscal 1998. The decrease reflects a shift in product mix between shared and switch technologies, product pricing and lower than expected European sales, which typically carry higher margins than sales in the United States.

Research and development ("R&D") expenses in the second quarter of fiscal 1998 increased 14.7% to $44.4 million from $38.7 million in the second quarter of fiscal 1997. The increase in research and development spending reflected the hiring of additional software and hardware engineers and associated cost related to development of new products. Research and development spending as a percentage of net sales increased to 12.0% from 11.4% in the second quarter of fiscal 1997.

Selling, general and administrative ("SG&A") expenses in the second quarter of fiscal 1998 increased 21.7% to $85.4 million from $70.2 million in the second quarter of fiscal 1997. The increase in SG&A expenses was due predominately to the increase in sales and technical personnel and additional office locations. SG&A expenses as a percentage of net sales increased to 23.0% from 20.6% in the second quarter of fiscal 1997. SG&A increased as a percentage of sales primarily as a result of lower than expected sales.

Net interest income in the second quarter of fiscal 1998 decreased slightly to $4.8 million, from $4.9 million in the second quarter of fiscal 1997. Interest income in both periods reflects returns on invested cash, marketable securities and investments..

Income before income taxes in the second quarter of fiscal 1998 increased 58.7% to $87.3 million from $55.0 million in the second quarter of fiscal 1997. The increase in income before income taxes was due primarily to a nonrecurring charge of $43.0 million resulting from the acquisitions of Network Express and ZeitNet taken in the second quarter of fiscal 1997. Without such nonrecurring charge, income before income taxes decreased 10.9% to $87.3 million from $98.0 million in the second quarter of fiscal 1997. The decrease in income before income taxes (exclusive of the nonrecurring charge) was due primarily to the lower gross profit as a percentage of net sales and higher R&D and SG&A expenses as a percentage of net sales for the second quarter of fiscal 1998.

Net income in the second quarter of fiscal 1998 increased 56.1% to $57.6 million from $36.9 million in the second quarter of fiscal 1997. Excluding the one time nonrecurring charge in the second quarter of fiscal 1997, net income decreased 10% to $57.6 million from $64.0 million in the second quarter of fiscal 1997. The decrease in net income was due primarily to the lower gross profit as a percentage of net sales and higher R&D and SG&A expenses as a percentage of net sales for the second quarter of fiscal 1998.

Liquidity and Capital Resources

Cash, cash equivalents, marketable securities and long-term investments decreased 4.8% to $542.1 million at August 31, 1997 from $568.3 million at February 28, 1997 primarily as the result of timing of collections of accounts receivable.

Net accounts receivable increased $71.8 million to $291.7 million at August 31, 1997 from $219.9 million at February 28, 1997. Average days sales outstanding were 72 days at August 31, 1997 compared to 52 days at February 28, 1997. The increase was a result of shipment of products shifting towards the latter part of the quarter.

The Company has historically maintained higher levels of inventory than its competitors in the networking industry in order to implement its policy of shipping most orders requiring immediate delivery within 24 to 48 hours.
Worldwide inventories at August 31, 1997 were $273.0 million, or 147 days of inventory, compared to $197.4 million, or 109 days of inventory at February 28, 1997. Inventory turnover was 2.5 turns at August 31, 1997, compared to 3.4 turns at February 28, 1997. The lower inventory turns were due to lower sales in the three month period ended August 31, 1997. Finished goods increased 100% from February 28, 1997 to August 31, 1997. This increase was due to the introduction of a new product line (the SmartSwitch 6000 and the SmartSwitch 2200) announced in the first quarter of fiscal 1998 and the receipt of raw material earlier than expected which resulted in an increase in the finished goods of that new product line.

Capital  expenditures  for the first six  months  of  fiscal  1998 were  $46.5 million compared to $52.3 million for the same period of the preceding year. Capital expenditures included approximately $32.5 million for equipment costs, of which $20.2 million was for computer and computer related equipment, and $12.3 million represented systems development costs.

Current liabilities at August 31, 1997 were $228.3 million compared to $214.3 million at the end of the prior fiscal year. This increase was mainly due to the growth in operations and the timing of disbursements.

In the opinion of management, internally generated funds from operations and existing cash, cash equivalents and short-term investments will prove adequate to support the Company's working capital and capital expenditure requirements for the next twelve months.

New Accounting Pronouncements

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

In June 1997, the Financial Accounting Standards Board issued Statement 130 (SFAS 130), "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Under this concept, all revenues, expenses, gains and losses recognized during the period are included in income, regardless of whether they are considered to be results of operations of the period. SFAS 130, which becomes effective for the Company in its fiscal year ending February 28, 1999, is not expected to have a material impact on the consolidated financial statements of the Company.

In June 1997, the Financial Accounting Standards Board issued Statement 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report selected information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131, which becomes effective for the Company in its fiscal year ending February 28, 1999, is currently not expected to have a material impact on the Company"s consolidated financial statements and disclosures as the Company does not have multiple reportable operating segments.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

     On October 7, 1996 a lawsuit was filed by Fred S. Havenick et al. Against Network Express, Inc., a wholly-owned subsidiary of the Company, certain former officers and directors of Network Express, Inc., two investment bankig firms and the Company (see the Company's quarterly report on Form 10-Q for the quarter ended August 31, 1996 for more details). On September 30, 1997 the Federal District Court for the Eastern District of Michigan granted defendants' Motion to Dismiss the Complaint, and entered judgment on behalf of the Company and all other defendants, dismissing plaintiffs complaint in its entirety with prejudice. Plaintiffs must file any notice of appeal to the United States Court of Appeals for the Sixth Circuit within 30 days after entry of judgment, no later than October 30, 1997.

Item 6. Exhibits and Reports on Form 8-K.

[a] Exhibit 10.1 - Employment Agreement between the Company and Donald B.
    Reed dated as of August  6, 1997 (page 13 of this report)

    Exhibit 11.1 - Statement re: Computation of Per Share Earnings (page 25 of this report)

[b] There were no reports on Form 8-K filed during the quarter ended
    August 31, 1997.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                         CABLETRON SYSTEMS, INC.
                                         -----------------------
                                             (Registrant)


October 15, 1997                         /s/ Craig R. Benson
----------------                         ------------------------------------
    Date                                 Craig R. Benson
                                         Chairman of the Board and Treasurer


October 15, 1997                         /s/ David J. Kirkpatrick
----------------                         ------------------------------------
    Date                                  David J. Kirkpatrick
                                          Director of Finance and Chief
                                          Financial Officer

EXHIBIT INDEX

Exhibit                                                                  Page
 No.      Exhibit                                                         No.

10.1      Employment Agreement between the company
          and Donald B. Reed dated August 6, 1997                         13

11.1      Statement regarding computation of per share earnings           25

                                 Exhibit 10.1
                             EMPLOYMENT AGREEMENT


      This is an agreement (the "Agreement") between Cabletron Systems, Inc. (the "Company") and Donald B. Reed of Palm Beach Gardens, Florida (the "Executive"),
is made and entered into this      day of August, 1997.

      WHEREAS, the Company wishes to ensure direction and leadership in all areas of its business; and

      WHEREAS, the Executive has experience and expertise that qualify him to provide that direction and leadership, and the Company therefore wishes to employ him as its President and Chief Executive Officer, and he wishes to accept such employment,

      NOW, THEREFORE, the parties agree as follows:

      1. Employment. Subject to the terms and conditions set forth in this Agreement, the Company hereby offers and the Executive hereby accepts employment.

      2. Term. Subject to earlier termination as provided in paragraph 5 below, the term of the Executive's employment hereunder (the "Term of Employment") shall be a period of three years starting on September 1, 1997 (the "Effective Date"), and shall continue thereafter for successive periods of one year unless, not less than 60 days prior to the third or any subsequent anniversary of the Effective Date, the Company or the Executive, as the case may be, gives notice to the other that this Agreement shall terminate upon such anniversary. The term of this Agreement, as from time to time extended or renewed, is hereafter referred to as "the Term of Employment" or "the term hereof."

      3. Capacity and Performance. During the Term of Employment, the Executive shall:

      (a) serve the Company on a full-time basis as its President and Chief Executive Officer;

      (b) have all powers and duties consistent with the position of president and chief executive officer of public companies of similar size, subject to the direction and control of the Company's Board of Directors (the "Board"), and shall perform such other duties and responsibilities commensurate with such position on behalf of the Company as may reasonably be designated from time to time by the Board;

      (c) devote his full business time to the discharge of his duties and responsibilities under this Agreement, and, except as set forth on Schedule 1, he shall not engage in any other business activity or serve in any industry, trade, professional, governmental or academic position during the Term of Employment, except as may be expressly approved in writing in advance by the Board. However, Executive may attend to personal investments and community and charitable service, provided that such activities are not competitive with the business of the Company and do not materially interfere with the performance of the Executive's duties to the Company. This provision shall not prohibit Executive from owning up to 1% of any publicly traded security.

      4.    Compensation and Benefits.

      (a) Signing Bonus. The Company shall pay to the Executive a cash bonus of $250,000 promptly after the Effective Date.

      (b) Base Salary. During the Term of Employment the Company shall pay the Executive base salary at a rate of $450,000 per year, in accordance with the Company's payroll practice for executives, and subject to increase from time to time by the Board or a compensation committee of the Board, in its sole discretion. Such base salary, as from time to time increased, is hereafter referred to as the "Base Salary." Executive's Base Salary shall not be decreased from the annual rate then in effect.

      (c) Bonuses. During the Term of Employment, the Company shall pay the Executive quarterly cash bonuses based on increases in the Company's earnings per share ("EPS") from a fiscal quarter of one year to the corresponding fiscal quarter of the next year ("EPS Growth") (with appropriate adjustments for stock splits, dividends and the like, and excluding the effect of charges for acquisitions and non-recurring one-time charges), as follows:

If EPS Growth is:                   the quarterly bonus is:

      Less than 15%                       $0
      15%                                 $50,000
      20%                                 $150,000
      25%                                 $250,000
      30%                                 $300,000

If EPS Growth exceeds 30%, the quarterly bonus will increase by $50,000 for each five (5) percentage point increase in EPS Growth above 30% up to a maximum quarterly bonus of $500,000. The quarterly bonus will increase proportionately between the percentage benchmarks. EPS for a quarter shall be as reported in the Company's report on Form 10-Q or Form 10-K (as the case may be) filed with the Securities and Exchange Commission ("SEC") in respect of such quarter, reduced by charges for acquisitions and non-recurring one-time charges. The quarterly bonus for a quarter in which the Term of Employment begins or ends shall be appropriately pro-rated. The quarterly bonus shall be paid within five business days following the filing of the relevant Form 10-K or Form 10-Q.

      (d) Stock Option. As of the Effective Date, the Executive shall be granted an option under the Company's 1989 Equity Incentive Plan (the "Plan") to purchase 600,000 shares of common stock of the Company (with appropriate adjustments for stock splits, dividends and the like) at an exercise price equal to the lower of (i) the fair market value of the stock on the trading trade prior to the date on which the Company announces by press release Executive's employment with the Company, or (ii) the fair market value of the stock on the second trading day following the date on which the Company announces by press release its financial results for the fiscal quarter ended August 31, 1997. The option will become exercisable with respect to 150,000 shares on each of the first, second and third anniversaries of the Effective Date and with respect to 75,000 shares on each of the fourth and fifth anniversaries of the Effective Date. Once exercisable, the option shall remain exercisable until the earlier of the tenth anniversary of the Effective Date or, except as provided in Sections 5(a), (b), (d), (e), (f) and (g), 90 days following termination of the Executive's employment with the Company.

      (e) Living and Relocation Expenses. The Company will reimburse Executive for up to $25,000 in temporary living expense in New Hampshire and will pay the reasonable out-of-pocket costs of Executive's move from New York to the New Hampshire, plus an additional payment (the "additional payment") to compensate Executive for any federal and state income taxes attributable to such reimbursements and payments and federal and state income taxes attributable to the additional payment.

      (f) Other Benefits. During the Term of Employment the Executive shall be entitled to a minimum of 15 days vacation, and to participate in all other employee benefit plans (including insurance plans) of the Company that cover executives of the Company generally. The Executive's participation shall be subject to (i) the terms of the applicable plan documents, (ii) generally applicable Company policies and (iii) appropriate discretion of the Board or any administrative committee contemplated by such plan, provided that Executive shall be deemed immediately eligible to fully participate in all such plans (other than tax qualified plans) notwithstanding any eligibility criteria or waiting periods. The Company may alter, modify, supplement or delete its employee benefit plans at any time as it sees fit, without recourse by the Executive.

      (g) Certain Expenses. The Company shall pay or reimburse the Executive for all reasonable, customary business expenses incurred or paid by the Executive in the performance of the duties and responsibilities of his position and to such reasonable substantiation and documentation as may be required by the Company.

      5.    Termination of Employment.

      (a) Death. If the Executive dies during the Term of Employment, the Company shall pay to the Executive's estate Base Salary through the end of the calendar month of his death and any other compensation hereunder, including bonus compensation described in Section 4(c), that has been earned but not paid. In addition, 50% of any unvested options shall immediately vest and all options shall remain exercisable for a period of three years from the date of death. The Company shall have no further obligations under this Agreement.

      (b) Disability. The Company may terminate the Executive's employment by written notice in the event that, for any reason, he becomes disabled, either physically or psychologically, and is unable to perform substantially all of his material duties and responsibilities under this Agreement for a period of 180 consecutive days. In the event of such a termination, the Company shall pay to the Executive Base Salary through the end of the calendar month of his termination and any other compensation hereunder, including bonus compensation described in Section 4(c), that has been earned but not paid. In addition, 50% of any unvested options shall immediately vest and all options shall remain exercisable for a period of three years from the date of such termination. The Company shall have no further obligations under this Agreement.

      (c) Termination by the Company for Cause. The Company may terminate the Executive's employment hereunder for Cause at any time upon written notice setting forth in reasonable detail the nature of the Cause. The following will constitute Cause:

             (i) the Executive's willful failure to attempt to perform, or gross negligence in the performance of, his material duties and responsibilities to the Company and the continuance of such failure or gross negligence for a period of thirty (30) days after notice to Executive; or

            (ii) material fraud, embezzlement or other material dishonesty by the Executive with respect to the Company or the Executive's conviction of, or plea of nolo contendere to, a felony (excluding traffic violations and other immaterial violations, and felonies that the Executive is liable for solely because of actions or inactions of the Company that were not authorized by the Executive or of which he did not have knowledge were illegal).

Upon termination of the Executive's employment for Cause, the Company shall have no further obligations under this Agreement other than to pay to the Executive any Base Salary that has been earned but not paid.

      (d) Termination by the Company Other Than for Cause. The Company may terminate the Executive's employment hereunder other than for Cause at any time upon written notice. In the event of such termination:

             (i) the Company shall pay to the Executive in a lump sum cash payment at the time of termination the greater of (A) the amount of his Base Salary for the remainder of the Term of Employment and (B) $450,000;

            (ii) the Company shall either continue to contribute to the cost of the Executive's participation in the Company's medical and life insurance arrangements during the remainder of the Term of Employment or pay to him the present value of such cost in a lump sum;

            (iii) the Company shall pay to Executive any other compensation hereunder, including bonus compensation described in Section 4(c), that has been earned but not paid; and

            (iv) all stock options granted to the Executive will become immediately exercisable in full and shall remain exercisable for a period of three years.

      (e)  Termination by the Executive for Good Reason.

      If the Executive terminates his employment during the Term of Employment because:

            (i) the Company has breached this Agreement by failing to pay Base Salary in accordance with paragraph 4(b) or failing to pay other compensation as contemplated by paragraph 4 and such failure is not promptly remedied by the Company after notice to the Company;

            (ii) the Company shall have assigned to the Executive any duties materially inconsistent with Executive's title, position, authorities, duties or responsibilities as President and chief executive officer, or any other action by the Company which results in a diminution in such title, position, authorities, duties or responsibilities, excluding an isolated, insubstantial and inadvertent action not taken in bad faith and which is remedied by the Company promptly after receipt of notice thereof given by the Executive,

            (iii) the securities of the Company or a successor or affiliate of which the Executive is serving as President and Chief Executive Officer shall no longer be publicly traded,

            (iv) the Company requires the Executive to be based at any office or location in an area or location more than a 100 miles from Rochester, New Hampshire, or

            (v) the Executive shall not be elected or continue as a member of the Board of Directors of the Company;

the termination shall, for purposes of this Agreement, be treated as a termination by the Company other than for cause and governed by paragraph 5(d).

      If the Executive terminates his employment with the Company for any other reason, the Company shall have no further obligations under this Agreement other than to pay to the Executive any Base Salary, and any bonus compensation described in Section 4(c) hereunder, that has been earned but not paid.

      (f) Failure to Renew. If the Company gives notice of termination of this Agreement pursuant to paragraph 2 hereof, such notice shall be treated as a termination by the Company of Executive's employment other than for Cause and shall be governed by the provisions of Section 5(d), except that in lieu of the lump sum payment provided by Section 5(d)(i), the Company shall pay to the Executive on the last day of the Term of Employment a lump sum cash severance payment of $450,000.

      (g) Termination Following a Change of Control. (i) Notwithstanding the provisions of any other subsection of this Section 5, and in lieu of any payment or benefit provided thereby, if, within 24 months following a Change of Control Executive's employment with the Company is terminated by the Company (including a non-renewal of this Agreement) for any reason other than Cause as provided in Section 5(c), or disability as provided in Section 5(b), or the Executive terminates his employment for Good Reason as provided in
Section 5(e):

            (A) the Company shall pay to the Executive in a lump sum cash payment at the time of termination in an amount equal to three times the sum of (1) the Executive's Base Salary at the rate required to be in effect immediately prior to the termination of employment, plus (2) the bonus paid or payable to the Executive in respect of the four fiscal quarters immediately preceding the termination of employment;

            (B) the Company shall either continue to contribute to the cost of the Executive's participation in the Company's medical and life insurance arrangements for a period of one year from the date of termination of employment or pay to him the present value of such cost in a lump sum;

            (C) the Company shall pay to Executive any other compensation hereunder, including bonus compensation described in Section 4(c), that has been earned but not paid; and

            (D) all stock options granted to the Executive will become immediately exercisable in full and shall remain exercisable for a period of three years notwithstanding any provision to the contrary of the options.

      (ii)  If any payment or benefit received by Executive pursuant to
Section 5(g)(i), but determined without regard to any additional payments required under this paragraph 5(g)(ii), would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended (the "Code"), or any interest or penalties are incurred by the Executive with respect to such excise tax) the Company will pay to Executive an additional amount in cash (the "Additional Amount") equal to the amount necessary to cause the aggregate payments and benefits received by Executive, including such Additional Amount (net of all federal, state, and local income and payroll taxes and all taxes payable as a result of the application of

Sections 28OG and 4999 of the Code and including any interest and penalties with respect to such taxes) to be equal to the aggregate payments and benefits Executive would have received, excluding such Additional Amount (net of all federal, state and local income and payroll taxes) as if Sections 28OG and 4999 of the Code (and any successor provisions thereto) had not been enacted into law.

      Following the termination of Executive's employment, Executive may submit to the Company a written opinion (the "Opinion") of a nationally recognized accounting firm, employment consulting firm, or law firm selected by Executive setting forth a statement and a calculation of the Additional Amount. The determination of such firm concerning the extent of the Additional Amount (which determination need not be free from doubt), shall be final and binding on both Executive and the Company. The Company will pay to Executive the Additional Amount not later than 10 days after such firm has rendered the Opinion. The Company agrees to pay the fees and expenses of such firm in preparing and rendering the opinion.

      If, following the payment to Executive of the Additional Amount, Executive's liability for the excise tax imposed by Section 4999 of the Code on the payments and benefits received by Executive is finally determined (at such time as the Internal Revenue Service is unable to make any further adjustment to the amount of such liability) to be less than the amount thereof set forth in the Opinion, the Executive shall promptly file for a refund with respect thereof, and the Executive shall promptly pay to the Company the amount of such refund when received (together with any interest paid or credited thereon after taxes applicable thereto). If, following the payment to Executive of the Additional Amount, Executive's liability for the excise tax imposed by Section 4999 of the Code on the payments and benefits received by Executive is finally determined (at such time as the Internal Revenue Service is unable to make any further adjustment to the amount of such liability) to be more than the amount thereof set forth in the Opinion and the Executive thereafter is required to make a further payment of any such excise tax, the Company shall promptly pay to or for the benefit of the Executive an additional Additional Amount in respect of such underpayment.

      For purposes of this Section 5(g), the term "Change of Control" shall mean: the occurrence of any of the following events: (a) the Company is a party to, or the stockholders approve, a merger, consolidation or reorganization with another corporation (other than a merger, consolidation or reorganization that would result in the voting power immediately before to continue to represent either by remaining outstanding or by being converted into securities of the surviving entity, more than 50% of the voting power thereafter); (b) a sale of all, or substantially all, of the assets of the Company; (c) any individual, partnership, firm, corporation, association, trust, unincorporated organization or other entity, or any syndicate or group deemed to be a person under Section 14(d)(2) of the Exchange Act, is or becomes the "beneficial owner" (as defined in Rule 13d-3 of the Exchange
Act), directly or indirectly, of shares of Common Stock representing 40% or more of the voting power of the Company's then outstanding securities entitled to vote in the election of directors of the Company; (d) during any period of two consecutive years, individuals who at the beginning of such period constituted the Board, and any new directors whose election by the Board or nomination for election by the Company's stockholders was approved by a vote of at least three-quarters of the directors then still in office who either were directors at the beginning of the period or whose selection or nomination for election was previously so approved, cease for any reason to constitute a majority thereof; or (e) the Company is dissolved or liquidated; provided, however, that a change in control under clause (a),
(b), (c), or (e) shall not be deemed to be a Change in Control as a result of an acquisition of securities of the Company by an employee benefit plan maintained by the Company for its employees.

      (h) There shall be no requirement on the part of Executive to seek other employment or otherwise mitigate damages in order to be entitled to the full amount of benefits to which Executive is entitled under this Agreement and the amount of such benefits shall not be reduced by any compensation or benefits received by Executive from other employment.

      6. Nondisclosure. During the Term of Employment, the Executive may become aware of information which is nonpublic, confidential or proprietary in nature with respect to the Company or with respect to other companies, persons, entities, ventures or business opportunities in which the Company has, or, if it were disclosed to the Company, the Company might have, an interest ("Confidential Information"). All Confidential Information will be kept strictly confidential by the Executive and the Executive shall not: (a) copy, reproduce, distribute or disclose any Confidential Information to any third party except in the course of his employment by the Company; (b) use any Confidential Information for any purpose other than in connection with his employment by the Company; or (c) use any Confidential Information in any way that is detrimental to the Company. The term Confidential Information shall not include any information that is generally available to the public other than as a result of disclosure by the Executive.

      Upon termination of the Executive's employment, he shall immediately return or destroy all Confidential Information, including all notes, copies, reproductions, summaries, analyses, or extracts thereof, then in his possession. Such return or destruction shall not abrogate the continuing obligations of the Executive under this Agreement.

      In the event that the Executive is requested or required (by interrogatories, requests for information or documents, subpoena, civil investigative demand or similar process) to disclose any Confidential Information, he shall provide the Company with prompt written notice so that it may seek a protective order or other appropriate remedy.

      The obligations of Executive stated in this paragraph 6 shall, except where expressly limited as to time, continue without limit as to time and without regard to the employment status of Executive.

      7. Competition and Solicitation. In consideration for the benefits provided under this Agreement, the Executive agrees that, during the Term of Employment and for a period of one year following termination of employment (unless such termination of employment is by the Company other than for Cause or by the Executive for Good Reason), (the "Term of Noncompetition"), he shall be bound by the provisions of this paragraph 7 and that such provisions shall apply within North America and Europe. For purposes of this paragraph 7, the term "Company" shall include affiliates of the Company.

      (a) The Executive shall not directly or indirectly, as a director, officer, partner, employee, agent, consultant, salesman, distributor or otherwise, provide services to or engage in any business that is competitive with the business of the Company. For purposes of this paragraph 7(a), the "business of the Company" is defined as the computer networking business. Notwithstanding the foregoing, Executive may serve as a director, officer, partner, employee, agent, consultant, salesman, distributor or otherwise for an entity that includes a business that is competitive with the business of the Company, provided that, during the Term of Noncompetition, no more than 10% of the consolidated assets or revenues are attributable to a activity that is competitive with the business of the Company.

      (b) The Executive shall not engage, or suggest or assist in or influence the engagement or hiring by any competing organization of, any employee or any exclusive salesperson, distributor, contractor or supplier of the Company, or otherwise cause or encourage any person or entity having a business relationship with the Company to sever or alter such relationship with the Company, provided that nothing herein shall prohibit Executive from responding to unsolicited third party reference requests.

      8. Survival of Covenants. Notwithstanding any other provision of this Agreement, if the Agreement is terminated for any reason, paragraphs 6 and 7 of the Agreement shall survive and continue to bind the Executive to the extent provided therein.

      9. Conflicting Agreements. The Executive hereby represents and warrants that the execution of this Agreement and the performance of his obligations hereunder will not breach or be in conflict with any other agreement to which he is a party or is bound and that he is not now subject to any covenants against competition or similar covenants that would affect the performance of his obligations hereunder. The Executive will not, and the Company will not request the Executive to, disclose to or use on behalf of the Company any proprietary information of a third party without such party's consent.

      10. Withholding. All payments made by the Company under this Agreement shall be reduced by any tax or other amounts required to be withheld by the Company under applicable law.

      11. Assignment. Except as provided in this paragraph 11, neither the Company nor the Executive may make any assignment of this Agreement or any interest herein, by operation of law or otherwise, without the prior written consent of the other. The Company may without the consent of the Executive assign its rights and obligations under this Agreement to any corporation or other business entity into which the Company has merged or with which it has consolidated or which has acquired substantially all of the Company's assets. This Agreement shall inure to the benefit of and be binding upon the Company and the Executive, their respective successors, executors, administrators, heirs and permitted assigns.

      12. Notices. All notices and other communications hereunder shall be in writing and shall be given by hand delivery to the other party or by registered or certified mail, return receipt requested, postage prepaid, addressed as follows:

       If to the Executive:   Donald B. Reed
                              13241 Oakmead
                              Palm Beach Gardens, FL 33418



      If to the Company:      Cabletron Systems, Inc.
                              35 Industrial Way
                              Rochester, NH 03867
                              Attention:  Chairman of the Board


or to such other address as either party shall have furnished to the other in writing in accordance herewith. Notice and communications shall be effective when actually received by the addressee.

      13. Entire Agreement. This Agreement constitutes the entire agreement between the parties and supersedes all prior communications, agreements and understandings, written or oral, with respect to the terms and conditions of the Executive's employment.

      14. Amendment. This Agreement may be amended or modified only by a written instrument signed by the Executive and by an expressly authorized representative of the Company.

      15. Governing Law. This is a New Hampshire contract and shall be construed and enforced under and be governed in all respects by the internal laws of the State of New Hampshire, but without regard to any conflict of law principles that would cause the internal law of any other jurisdiction to apply.

      15. Arbitration. Any dispute under this Agreement (other than an action seeking equitable remedies) shall be subject to binding arbitration in Concord, New Hampshire, before the American Arbitration Association. The results of any such arbitration shall be final and binding and the decision of the arbitrator may be entered into any court of competent jurisdiction for enforcement. The Company authorizes Executive from time to time to retain counsel of his choice to represent Executive in connection with any arbitration, whether by or against the Company which may affect Executive's rights under this Agreement. In connection with any arbitration proceeding, if the dispute is resolved in favor of the Executive (as determined by the arbitrator), the Company agrees (i) to pay the fees and expenses of such counsel, and (ii) to pay the cost of such arbitration and/or judicial proceeding.

      IN WITNESS WHEREOF, this Agreement has been executed as a sealed instrument by the Company, by its duly authorized representative, and by the Executive, each as of the date first above written.

                                          CABLETRON SYSTEMS, INC.



________________________________         By: _____________________________
DONALD B. REED                               Title

                                         By: _____________________________
                                             Title

                                 SCHEDULE 1

                        [List of Permitted Activities]



Board Member and Chair of The New England Council

Vice Chair, and Chair of Policy Committee, of the US--Thailand Business
Council


                                  EXHIBIT 11.1
                    CABLETRON SYSTEMS, INC. AND SUBSIDIARIES
                 STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS
                   For periods ended August 31, 1997 and 1996

                    (in thousands, except per share amounts)



                                                               (unaudited)
                                               Three Months Ended      Six Months Ended
                                                    August 31,             August 31,
                                                 1997        1996        1997        1996
                                                 ----        ----        ----        ----
Net Income Per Common Share -(non-dilutive)

Net income ...............................   $ 57,587    $ 36,904    $116,411    $ 94,043
                                             ========    ========    ========    ========
Weighted average common shares outstanding    157,743     154,997     157,300     154,803
                                             ========    ========    ========    ========
Reported net income per common share .....   $   0.37    $   0.24    $   0.74    $   0.61
                                             ========    ========    ========    ========

Net Income Per Common Share - (full
dilution)

Net income ...............................   $ 57,587    $ 36,904    $116,411    $ 94,043
                                             ========    ========    ========    ========
Weighted average common shares outstanding    157,743     154,997     157,300     154,803

Add net additional common shares upon
exercise of common stock options ........       2,124       2,440       2,213       2,356
                                             --------    --------    --------    --------
Adjusted average common shares outstanding    159,867     157,437     159,513     157,159
                                             ========    ========    ========    ========
Net income per common share - (full ......
dilution) ................................   $  0.36     $   0.23    $   0.73    $   0.60
                                             ========    ========    ========    ========
