Form 10-Q/A
period 1997-08-31
CABLETRON SYSTEMS INC
filed 1997-11-21
CIK 846909

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

This document contains 3 pages

CABLETRON SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
                                                                 (unaudited)
                                                              Six Months Ended
                                                                  August 31,
                                                               1997        1996
                                                               ----        ----
Cash flows from operating activities:
   Net income .........................................    $116,411    $ 94,043
   Adjustments to reconcile net income to net
   cash provided by operating activities:
       Depreciation and amortization ..................      34,876      25,221
       Provision for losses on accounts
          receivable ..................................      (1,202)      2,660
       Deferred taxes .................................      (8,209)    (15,594)
       Gain/loss on disposal of property ..............        (489)         80
       Changes in assets and liabilities:
          Accounts receivable .........................     (74,938)    (46,914)
          Inventories .................................     (77,008)     (3,850)
          Prepaid expenses and other assets ...........      (6,564)     (7,548)
          Accounts payable and accrued expenses .......      29,491      34,168
          Income taxes payable ........................      (8,918)     (2,080)
                                                           --------    --------
      Net cash provided by operating activities .......       3,450      80,186
                                                           --------    --------

Cash flows from investing activities:
   Capital expenditures ...............................     (46,517)    (52,277)
   Purchase of available-for-sale securities ..........     (72,884)    (95,640)
   Purchase of held-to-maturity securities ............     (27,228)   (160,985)
   Maturities of marketable securities ................     105,340     269,914
                                                           --------    --------
      Net cash used in investing activities ...........     (41,289)    (38,988)
                                                           --------    --------
Cash flows from financing activities:
   Common stock issued to employee stock
    purchase plan .....................................       3,311       3,019
   Net proceeds from sale of stock
   (Network Express/ZeitNet) ..........................         ---       8,562
   Repayment of notes from stockholders ...............         ---      (2,595)
   Proceeds from stock option exercise ................      13,215       6,719
   Repurchases of common stock ........................         ---         544
                                                           --------    --------
      Net cash provided by financing activities .......      16,526      16,249
                                                           --------    --------
Effect of exchange rate changes on cash ...............         408          76
                                                           --------    --------
Net increase (decrease) in cash and cash
equivalents ...........................................     (20,905)     57,523
Cash and cash equivalents, beginning of period ........     214,828     106,101
                                                           --------     -------
Cash and cash equivalents, end of period ..............    $193,923    $163,624
                                                           ========    ========
Cash paid during the year for:
   Income taxes .......................................    $ 40,151    $ 66,024
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


November 21, 1997                         /s/ Craig R. Benson
----------------                         ------------------------------------
    Date                                 Craig R. Benson
                                         Chairman of the Board and Treasurer


November 21, 1997                         /s/ David J. Kirkpatrick
----------------                         ------------------------------------
    Date                                  David J. Kirkpatrick
                                          Director of Finance and Chief
                                          Financial Officer