Form 10-Q
period 1997-11-30
CABLETRON SYSTEMS INC
filed 1998-01-14
CIK 846909

SECURITIES AND EXCHANGE COMMISSION
                             Washington , D.C. 20549

                                    Form 10-Q

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended November 30, 1997

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

                                YES - X NO -

As of December 31, 1997 there were 158,207,514 shares of the Registrant's common stock outstanding.

This document contains 136 pages

Exhibit index on page 11

                                    INDEX

                           CABLETRON SYSTEMS, INC.
                                                                      Page

   Facing Page                                                          1

   Index                                                                2-3


   PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements

   Consolidated Balance Sheets - November 30, 1997 (unaudited)
   and February 28, 1997                                                4

   Consolidated  Statements of Income - Three and nine months
   ended November 30, 1997, and 1996 (unaudited)                        5

   Consolidated  Statements of Cash Flows - Nine months ended
   November 30, 1997 and 1996 (unaudited)                               6

   Notes to Consolidated Financial Statements - November 30, 1997       7-8

   Item 2. Management's Discussion and Analysis of Financial
   Condition and Results of Operations                                  9-12

   Item 3. Qualitative Disclosures About Market Risk                    12

   PART II. OTHER INFORMATION

   Item 1. Legal Proceedings                                            12

   Item 6. Exhibits and Reports on Form 8-K                             13

   Signatures                                                           14

   Index to the Exhibits                                                15

   Exhibit 11.1  Statement re: Computation of Per Share Earnings        137



* Confidential Treatment request as to certain portions. The term "Confidential Treatment" and the mark "*" as used throughout the indicated exhibit means that material has been omitted and separately filed with the Commission.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CABLETRON SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

                                                     (unaudited)

                                                    November 30,    February 28,
                                                            1997            1997
Assets

Current Assets:
     Cash and cash equivalents ...................     $  206,926     $  214,828
     Short-term investments ......................        214,680        165,396
     Accounts receivable, net ....................        298,672        219,896
     Inventories .................................        280,021        197,438
     Deferred income taxes .......................         57,691         57,107
     Prepaid expenses and other assets ...........         37,521         35,925
                                                       ----------     ----------
          Total current assets ...................      1,095,511        890,590
Long-term investments ............................        148,554        188,081
Property, plant and equipment, net ...............        212,023        198,557
Long-term deferred income taxes ..................         30,756         29,627
                                                       ----------     ----------
Total assets .....................................     $1,486,844     $1,306,855
                                                       ==========     ==========

Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable ............................     $   69,003     $   68,604
     Accrued expenses ............................        169,333        135,208
     Income taxes payable ........................          5,282         10,442
                                                       ----------     ----------
          Total current liabilities ..............        243,618        214,254
                                                       ----------     ----------
Deferred income taxes ............................          4,577         11,103
                                                       ----------     ----------
Total liabilities ................................        248,195        225,357
                                                       ----------     ----------
Stockholders' equity:
     Preferred stock, $1.00 par value
       Authorized 2,000 shares; none issued ......           --             --
     Common stock $0.01 par value
       Authorized 240,000 shares; issued and
       outstanding 158,208 and 156,305
       respectively ..............................          1,582          1,563
     Additional paid-in capital ..................        287,218        266,829
     Retained earnings ...........................        949,194        812,885
                                                       ----------     ----------
                                                        1,237,993      1,081,277
     Cumulative translation adjustment ...........            656            221
                                                       ----------     ----------
Total stockholders' equity .......................      1,238,649      1,081,498
                                                       ----------     ----------
Total liabilities and stockholders' equity .......     $1,486,844     $1,306,855
                                                       ==========     ==========


CABLETRON SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands of dollars except per share amounts)


                                                         (unaudited)
                                        Three Months Ended          Nine Months Ended

                                              November 30,              November 30,
                                          1997        1996          1997         1996
                                          ----        ----          ----         ----

Net sales ..........................   $331,827   $361,558    $1,065,808   $1,025,997
Cost of sales ......................    164,254    147,598       476,847      419,307
                                       --------   --------    ----------   ----------
     Gross profit ..................    167,573    213,960       588,961      606,690
                                       --------   --------    ----------   ----------
Operating expenses:
     Research and development ......     46,552     41,139       134,583      119,444
     Selling, general and
      administrative ...............     95,521     73,792       261,848      209,380

     Nonrecurring items ............         --         --            --       43,024
                                       --------   --------    ----------   ----------
         Total operating expenses ..    142,073    114,931       396,431      371,848
                                       --------   --------    ----------   ----------
          Income from operations ...     25,500     99,029       192,530      234,842
Interest income, net ...............      4,648      4,932        14,269       14,254
                                       --------   --------    ----------   ----------
          Income before income taxes     30,148    103,961       206,799      249,096
Income taxes .......................     10,250     36,219        70,490       87,307
                                       --------   --------    ----------   ----------
Net income .........................   $ 19,898   $ 67,742    $  136,309   $  161,789
                                       ========   ========    ==========   ==========
Net income per common share ........   $   0.13   $   0.44    $    0.87    $     1.04
                                       ========   ========    ==========   ==========
Weighted average number of shares
outstanding ........................    157,986    155,299      157,527       154,968
                                       ========   ========    =========    ==========


CABLETRON SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)
                                                         (unaudited)

                                                      Nine Months Ended
                                                         November  30,
                                                       1997         1996
                                                       ----         ----

Cash flows from operating activities:
   Net income .................................    $136,309     $161,789
   Adjustments to reconcile net income to
   net cash provided by operating activities:
       Depreciation and amortization ..........      50,205       37,332
       Provision for losses on accounts
        receivable ............................       1,098        7,276
       Deferred income taxes ..................      (8,239)     (19,376)
      (Gain)/loss on disposal of property  ....        (446)          83
       Changes in assets and liabilities:
          Accounts receivable .................     (82,031)     (72,431)
          Inventories .........................     (84,233)     (18,086)
          Prepaid expenses and other assets ...      (1,755)      (2,499)
          Accounts payable and accrued expenses      39,244       38,337
          Income taxes payable ................      (4,892)      (1,148)
                                                   --------     --------
      Net cash provided by operating activities      45,260      131,277
                                                   --------     --------
Cash flows from investing activities:
   Capital expenditures .......................     (64,037)     (69,419)
   Purchase of available-for-sale securities ..     (86,478)    (169,349)
   Purchase of held-to-maturity securities ....     (37,228)    (170,595)
   Maturities of marketable securities ........     113,943      326,729
                                                   --------     --------
      Net cash used in investing activities ...     (73,800)     (82,634)
                                                   --------     --------
Cash flows from financing activities:
   Common stock issued to employee stock
    purchase plan .............................       3,311        3,019
   Net proceeds from sale of stock ............          --        8,580
   Repayment of notes from stockholders .......          --       (2,155)
   Proceeds from stock option exercise ........      17,097       13,110
   Repurchase of common stock .................          --          544
                                                   --------     --------
      Net cash provided by financing activities      20,408       23,098
                                                   --------     --------

Effect of exchange rate changes on cash .......         230           49
                                                   --------     --------
Net (decrease) increase in cash and cash
 equivalents ..................................      (7,902)      71,790
Cash and cash equivalents, beginning of period      214,828      106,101
                                                   --------     --------
Cash and cash equivalents, end of period ......    $206,926     $177,891
                                                   ========     ========

Cash paid during the year for:
   Income taxes ...............................    $ 46,109     $101,318
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

2. Inventories

Inventories consist of:

                            11/30/97       2/28/97
                            --------       -------
Raw materials               $ 93,215      $ 64,685
Work in process               26,035        57,070
Finished goods               160,771        75,683
                            --------      --------
Total inventories           $280,021      $197,438
                            ========      ========


3.     Proposed Acquisition

On November 24, 1997, the Company executed a definitive asset purchase agreement (the "Asset Purchase Agreement") by and among the Company, Ctron Acquisition Co., Inc., a wholly-owned subsidiary of the Company, and Digital Equipment Corporation ("Digital") pursuant to which the Company will acquire certain assets of the network products business unit (the "NPB") of Digital. The NPB develops and supplies a wide range of data networking hardware and software. The purchase price for the acquisition is $435.5 million, before closing adjustments, consisting of approximately $91.8 million in cash, approximately $293.5 million in product credits and approximately $50 million in shares of the Company's common stock. The closing of the acquisition is subject to certain conditions, including the lack of any material adverse change in the NPB or the Company.

The Company and Digital have also entered into a Reseller and Services Agreement dated November 24, 1997 pursuant to which Digital designated the Company as its Strategic Network Products Partner and was appointed by the Company as a reseller of certain of the Company's products (including the products previously sold by the NPB), the Company designated Digital as its Strategic Network Services Partner, and the Company agreed to sell and Digital agreed to purchase, for internal use and resale, certain minimum volumes of products during the term of the Reseller Agreement, which extends through June 30, 2001. The minimum volumes are subject to downward or upward adjustment in certain instances.

During the term of the Reseller Agreement, the Company will operate the NPB under the name Digital Network Products Group, a Cabletron Systems, Inc. Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cabletron Systems' worldwide net sales in the third quarter of fiscal 1998 (the three month period ended November 30, 1997) were $331.8 million, an 8 percent decrease from net sales of $361.6 million for the third quarter of fiscal 1997. The decrease was primarily the result of lower than expected sales in North America, changes in the order pattern for some U.S. Federal Government Business and lower international sales in the Latin American and Asian markets. For the nine months ended November 30, 1997 worldwide sales slightly increased by 4 percent to $1,065.8 million in fiscal 1998 from $1,026.0 million in fiscal 1997.

Gross profit as a percentage of net sales in the third quarter of fiscal 1998 decreased to 50.5% from 59.2% for the third quarter of fiscal 1997. Gross margins for the first nine months of fiscal 1998 were 55.3% compared with 59.1% for the same period in fiscal 1997. The decrease reflects the impact of pricing on margins, some impact from foreign exchange on margins and inventory changes for the period. The Company anticipates that industry competitiveness will remain active in the future and as such could create future pressures on margin levels.

Research and  development  ("R&D")  expenses in the third quarter of fiscal 1998 increased 11.8% to $46.6 million from $41.1 million in the third quarter of fiscal 1997. In the first nine months of fiscal 1998 R&D expenses increased $15.2 million to $134.6 million compared to $119.4 for the first nine months of fiscal 1997. The increase reflects the Company's ongoing research and development efforts, including the further development of the SMARTSwitch family of products, SPECTRUM management software as well as the increase in the hiring of additional software and hardware engineers and associated cost related to development of new products. Research and development spending as a percentage of net sales increased to 14.0% from 11.4% in the third quarter of fiscal 1997. R&D expenses increased as a percentage of net sales primarily as a result of lower than expected sales.

Selling, general and administrative ("SG&A") expenses in the third quarter of fiscal 1998 increased 29.4% to $95.5 million from $73.8 million in the third quarter of fiscal 1997 and increased $52.4 million to $261.8 million for the first nine months of fiscal 1998 compared to $209.4 million for the first nine months of fiscal 1997. The increase in SG&A expenses was due predominately to the increase in sales and technical personnel, and the opening of additional office locations. SG&A expenses as a percentage of net sales increased to 28.8% from 20.4% in the third quarter of fiscal 1997. SG&A increased as a percentage of net sales primarily as a result of lower than expected sales.

Net interest income in the third quarter of fiscal 1998 decreased slightly to $4.6 million, as compared to $4.9 million in the same quarter of fiscal 1997. For the first nine months in both periods, net interest income remained consistent at $14.3 million. Interest income in both periods reflects returns on invested cash, marketable securities and long-term investments.

Income before income taxes in the third quarter of fiscal 1998 decreased 71.1% to $30.1 million from $104.0 million in the third quarter of fiscal 1997. Income before income taxes for the first nine months of fiscal 1998 was $206.8 million as compared with $249.1 million for the same period in fiscal 1997. The decrease in income before income taxes, as a percentage of net sales for the quarter, was due primarily to lower than expected sales and higher expenses.

Net income in the third quarter of fiscal 1998 was $19.9 million compared to $67.7 million in the third quarter of fiscal 1997 and for the first nine months was $136.3 million for fiscal 1998 compare with $161.8 million for the same period in fiscal 1997. The decrease was due to lower sales and higher expenses.

Liquidity and Capital Resources

Cash and cash equivalents, marketable securities and long-term investments slightly increased to $570.2 million at November 30, 1997 from $568.3 million at February 28, 1997.

Net accounts receivable increased $78.8 million to $298.7 million at November 30, 1997 from $219.9 million at February 28, 1997. Average days sales outstanding were 81 days at November 30, 1997 compared to 52 days at February 28, 1997. The increase was a result of shipment of products shifting towards the latter part of the quarter and lower than expected sales.

The Company has historically maintained higher levels of inventory than its competitors in the networking industry in order to implement its policy of shipping most orders requiring immediate delivery within 24 to 48 hours. Worldwide inventories at November 30, 1997 were $280.0 million, or 155 days of inventory, compared to $197.4 million, or 111 days of inventory at the end of the prior fiscal year. Inventory turnover was 2.4 turns at November 30, 1997, compared to 3.4 turns at February 28, 1997. The lower inventory turns were due to lower sales in the quarter.

Capital expenditures for the first nine months of fiscal 1998 were $64.0 million compared to $69.4 million for the same period of the preceding year. Capital expenditures included approximately $34.5 million for equipment costs, of which $22.2 million was for computer and computer related equipment, and $12.3 million represented systems development costs.

Current liabilities at November 30, 1997 were $243.6 million compared to $214.3 million at the end of the prior fiscal year. This increase was mainly due to the growth in operations and the timing of disbursements.

In the opinion of management, internally generated funds from operations and existing cash, cash equivalents and short-term investments will prove adequate to support the Company's working capital and capital expenditure requirements for at least the next twelve months.

Realignment

The Company announced on December 16, 1997 a global initiative to better align the Company's business strategy with its focus in the enterprise and service provider markets. The realignment is intended to better position the Company to provide more solutions-oriented products and service; to increase its distribution of products through third-party distributors and resellers; to improve its position internationally, and to aggressively develop partnership and acquisition opportunities. The Company expects to incur a pre-tax charge in the fourth quarter of fiscal 1998 of between $25 and $30 million related to the realignment. The realignment will include general expense reduction through the elimination of duplicate facilities, consolidation of related operations, reallocation of resources, including the elimination of certain existing projects, and personnel reduction. The Company plans to complete most of these reductions over the next few months. The expense reductions associated with the realignment are intended to yield approximately $50 to $60 million in total annualized savings, beginning in the fourth quarter of fiscal 1998.

The statements concerning the Company's realignment plans and the intended expense reductions constitute forward looking information and actual results could differ materially. Those factors which could cause the Company not to achieve its intended expense reductions include, among others, additional costs associated with relocations and employee severance, the need to maintain certain essential, but underutilized, facilities, and delays in implementing planned reductions. Difficulties in achieving the expense reductions may result in the Company's failure to realize the full amount of the projected annualized cost savings or may cause the Company to incur additional costs in future quarters as it takes additional actions to achieve the projected annualized cost savings. The Company's realignment will require the dedication of management and other resources, which may result in a temporary disruption of the Company's business activities. Any such disruption could have a material adverse effect on the Company's business, operating results or financial condition. Over time, the loss of the personnel, facilities and other resources eliminated through the expense reductions may adversely impact Cabletron's ability to generate expected revenue levels.

New Accounting Pronouncements

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

In June 1997,  the Financial  Accounting  Standards  Board issued  Statement 131
(SFAS 131), "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report selected information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This Statement, which becomes effective for the Company in its fiscal year ending February 28, 1999, is currently not expected to have a material impact on the Company's consolidated financial statements and disclosures footnote.

ITEM 3.  QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on the Company's financial results. The Company uses derivative financial instruments, principally forward exchange contracts and options, in its management of foreign currency exposure. These contracts primarily require the Company to exchange or sell certain foreign currencies either with or for US dollars at contractual rates. The Company's foreign currency hedging activities are used to minimize adverse foreign exchange movements on the eventual dollar net cash inflows of its foreign denominated net assets. The success of the Company's foreign currency hedging activities depends upon forecasts of transaction activity denominated in various currencies. To the extent that these forecasts are over- or understated during periods of currency volatility, the Company could experience unanticipated currency gains or losses. The Company does not hold or issue derivative financial instruments for speculative or trading purposes.

Realized and unrealized foreign exchange gains and losses are recognized in operating income and offset foreign exchange gains and losses on the underlying exposures. Premiums paid on forward exchange contracts are amortized over the life of the contract. Premiums paid on options are expensed immediately. The Company's derivative financial instruments are marked to market at the balance sheet date and the carrying amount approximates the fair value of the instruments. The Company maintains investment portfolio holdings of various issuers, types, and maturities. These securities are generally classified as available for sale, and consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of stockholders' equity.


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Since October 24, 1997, the following six shareholder class action lawsuits have been filed against the Company and certain officers and directors of the Company in the United States District Court for the District of New Hampshire: Charles Mesko, et al. V. Cabletron Systems, Inc., et al. (District of New Hampshire 10/24/07); Karen Borick, et al. V. Cabletron Systems, Inc., et al. (District of New Hampshire 11/24/97); Richard Durr, et al. V. Cabletron Systems, Inc., et al. (District of New Hampshire 12/11/97); Albert Shapiro, et al. V. Cabletron Systems, Inc., et al. (District of New Hampshire 12/9/97); James Pettus, et al.
v. Cabletron Systems, Inc., et al. (District of New Hampshire 12/16/97); and Kenneth M. Williams, et al. v. Cabletron Systems, Inc., et al. (District of New Hampshire 12/18/97). The Company expects that these lawsuits, which are similar in material respects, will be consolidated and will proceed as one class action against the Company and certain officers and directors. The complaints allege that the Company and several of its officers and directors disseminated materially false and misleading information about the Company's operations and acted in violation of Section 10(b) and Rule 10b-5 of the exchange Act during the period between March 3, 1997 and December 2, 1997. The complaints further allege that certain officers and directors profited from the dissemination of such misleading information by selling shares of the Company's common stock during this period. The complaints do not specify the amount of damages sought on behalf of the class.

Item 6. Exhibits and Reports on Form 8-K.

[a] There were no reports on Form 8-K filed during the quarter ended November 30, 1997.

[b]

Exhibit 2.1 Asset Purchase Agreement dated as of November 24, 1997 (the "Asset Purchase Agreement") by and among Cabletron Systems, Inc., a Delaware corporation ("Cabletron"), Ctron Acquisition, Inc., a Delaware corporation and a wholly-owned subsidiary of Cabletron, and Digital Equipment Corporation, a Massachusetts corporation ("Digital"). The Exhibits and Disclosure Schedules to the Asset Purchase Agreement are not included with the Asset Purchase Agreement. A list briefly identifying the contents of such omitted Exhibits and Disclosure Schedules is included herein. Cabletron agrees to furnish supplementally to the Commission, upon request, a copy of such Exhibits and Disclosure Schedules.* (page 15 of this report)

Exhibit 10.1 Reseller and Services Agreement dated as of November 24, 1997 between Cabletron and Digital (the "Reseller Agreement"). The Exhibits and Disclosure Schedules to the Reseller Agreement are not included with the Reseller Agreement. A list briefly identifying the contents of such omitted Exhibits and Disclosure is included herein. Cabletron agrees to furnish supplementally to the Commission, upon request, a copy of such Exhibits and Disclosures Schedules.* (page 86 of this report)

Exhibit 11 - Statement re: Computation of Per Share Earnings (page 137 of this report)

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                          CABLETRON SYSTEMS, INC.
                                                   (Registrant)


January 14, 1998                          /s/ Donald B. Reed
      Date                                Donald B. Reed
                                          President  and
                                          Chief Executive Officer


January 14, 1998                          /s/ David J. Kirkpatrick
      Date                                David J. Kirkpatrick
                                          Director of Finance and Chief
                                          Financial Officer

EXHIBIT INDEX
Exhibit                                                                    Page
  No.     Exhibit                                                           No.

2.1        Asset Purchase Agreement dated as of November 24, 1997 (the
           "Asset Purchase Agreement") by and among Cabletron Systems,
           Inc., a Delaware corporation ("Cabletron"), Ctron Acquisition,
           Inc., a Delaware corporation and a wholly-owned subsidiary of Cabletron, and Digital Equipment Corporation, a
           Massachusetts corporation ("Digital").  The Exhibits and
           Disclosure Schedules to the Asset Purchase Agreement are not included with the Asset Purchase Agreement. A list briefly identifying the contents of such omitted Exhibits and Disclosure Schedules is included herein. Cabletron agrees to furnish supplementally to the Commission, upon request, a copy of such
           Exhibits and Disclosure Schedules.*                               16

10.1 Reseller and Services Agreement dated as of November 24, 1997 between Cabletron and Digital (the "Reseller Agreement"). The Exhibits and Disclosure Schedules to the Reseller Agreement are
           not included with the Reseller Agreement. A list briefly identifying the contents of such omitted Exhibits and Disclosure is included herein. Cabletron agrees to furnish supplementally to the Commission, upon request, a copy of such Exhibits and
           Disclosures Schedules.*                                           86


11.1      Statement re: Computation of Per Share Earnings                   137



* Confidential Treatment request as to certain portions. The term "Confidential Treatment" and the mark "*" as used throughout the indicated exhibit means that material has been omitted and separately filed with the Commission.