Form 10-K
period 1998-02-28
CABLETRON SYSTEMS INC
filed 1998-05-29
CIK 846909

Letter to Our Shareholders:

While    this   past    fiscal    year   has   been    disappointing    for
Cabletron--especially in comparison to the sustained growth from previous years--we are confident that recent changes will put the company back on track heading into the next century. Sales, ending on February 28, 1998, were $1.38 billion, a decrease of two percent over sales of fiscal year 1997 of $1.41 billion. Net loss for fiscal year 1998 was $127.1 million or 80 cents per share compared to net income of $222.1 million or $1.43 per share for fiscal year 1997. Setting aside the special charge associated with the acquisition of Digital Equipment Corporation's Network Products Group and the company's strategic realignment plan, Cabletron had net income of $130.0 million or 82 cents per share.

As you know, my good friend and Cabletron co-founder, Bob Levine, relinquished the responsibilities of President and Chief Executive Officer in September 1997. In his place stepped Don Reed, a former senior officer of NYNEX, who spearheaded a revitalized business strategy for Cabletron. Mr. Reed was instrumental in formulating the plan that will enable the company to achieve several short- and long-term business goals. After discussing the implementation of the plan, we agreed in March that I would assume the day-to-day management role while Mr.
Reed would exercise oversight of the plan from his board seat and as a consultant to Cabletron. I'm pleased to say the plan set in motion by Mr. Reed is already showing positive results.

For instance, our acquisition of Digital Equipment Corporation's Network Products Group answers not only our near-term desire to increase Cabletron's international and channel presence, but also significantly expands the company's strength in the enterprise and service provider/telecommunication markets. On the technology front, our acquisition of YAGO Systems fills an important niche in Cabletron's product line, positioning us as a major player in the quickly emerging switch router market.

With these new opportunities, as well as growing partnerships and ongoing relationships with market leaders such as Nortel, MCI, GTE, Lucent Technologies, Microsoft and others, Cabletron is able to offer customers intelligent, scalable, flexible solutions to meet all of their voice, video and data communications needs. We call it Smart Networking--an intelligent approach to help customers squeeze the most out of their existing information system and lay the foundation for a more powerful, more productive network in the future.

Cabletron is indeed turning the corner. It's an exciting time to be part of a company and an industry that is helping to shape the way the world works and interacts. With renewed dedication to our shareholders and customers, and a commitment to carrying forward with these positive changes, Cabletron's success is assured. We hope you share in our excitement as Cabletron prepares to regain its market leadership.

Sincerely,


/s/ Craig R. Benson
-------------------
Craig R. Benson
Chairman, President, Chief Executive Officer and Treasurer

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  [X] ANNUAL REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended February 28, 1998

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

           Securities registered pursuant to Section 12(b)of the Act:


Title of each class: Common Stock,    Name of each exchange on which registered:
      $0.01 par value                            New York Stock Exchange

           Securities registered pursuant to Section 12(g)of the Act:
                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES X NO

As of May 11, 1998, 164,414,776 shares of the Registrant's common stock were outstanding. The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant as of May 11, 1998 was approximately $2.1 billion.

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

The following documents are incorporated by reference:

Part III Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 1998 Annual Meeting of Stockholders.

                                TABLE OF CONTENTS



                                     PART I



Item
         Page

     1.   Business                                                       3
     2.   Properties                                                     7-8
     3.   Legal Proceedings                                              8
     4.   Submission of Matters to a Vote of Security Holders            8
     4a. Executive Officers of the Registrant                            9




                                     PART II



     5.  Market  for the  Registrant's  Common  Equity and
           Related  Stockholder Matters                                  10
     6.  Selected  Financial  Data                                       11
     7.  Management's  Discussion  and Analysis  of  Financial
           Condition  and  Results  of  Operations                       12-19
     7a. Quantitative and Qualitative  Disclosures about Market Risk     19-20
     8.  Consolidated Financial  Statements  and  Supplementary  Data    21-37
     9.  Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                      39




                                    PART III



     10.   Directors and Executive Officers of the Registrant             39
     11.   Executive Compensation                                         39
     12.   Security Ownership of Certain Beneficial Owners
             and Management                                               39
     13.   Certain Relationships and Related Transactions                 39





                                     PART IV

     14.  Exhibits, Financial Statement Schedules and Reports
             on Form 10-K                                                 40

     PART I

1.    ITEM 1. Business

General

Cabletron develops, manufactures, markets, installs and supports a wide range of standards-based local area network ("LAN") and wide area network ("WAN") connectivity hardware and software products including intelligent switches and hubs, remote access devices, and sophisticated management software. Cabletron delivers products to address the full range of networking technologies, including Ethernet, Fast Ethernet, Gigabit Ethernet, Token Ring, fiber distributed data interface ("FDDI"), asynchronous transfer mode ("ATM"), integrated services digital network ("ISDN") and frame relay. Cabletron's core products include the SmartSwitch hardware product family and Spectrum network management software. The SmartSwitch product family includes the SmartSwitch 9000 product line, Cabletron's enterprise-level backbone switching chassis and modules, the SmartSwitch 6000 product line, Cabletron's wiring closet-level solution, the SmartSwitch 2000 product line, Cabletron's standalone, workgroup-level switches, the SmartSTACK, a desktop Ethernet switch and the SmartSwitch Router, a switch router obtained in Cabletron's acquisition of Yago Systems, Inc. Cabletron's hardware products also include the MMAC, a wiring closet smart hub, and other Ethernet, ISDN, and frame relay products. All of Cabletron's intelligent networking products are managed by SPECTRUM(R), Cabletron's sophisticated enterprise-wide network management system. Cabletron also produces and supports other network products, such as adapter cards, other interconnection equipment, wiring cables, and file server products, and provides a wide range of networking services. Cabletron believes that its broad product line and its ability to provide full service capabilities enable it to offer its customers "The Complete Networking Solution."

Cabletron is a Delaware corporation organized in 1988. The executive offices of Cabletron are located at 35 Industrial Way, Rochester, New Hampshire 03867 and its telephone number is (603) 332-9400.


Recent Acquisitions

On March 17, 1998 Cabletron acquired Yago Systems, Inc. ("Yago"), a privately held manufacturer of wire speed routing and layer-4 switching products and solutions. Under the terms of the merger agreement, Cabletron issued 6.1 million shares of Cabletron common stock to the shareholders of Yago in exchange for all of the outstanding shares of stock of Yago not then owned by Cabletron. In addition, Cabletron assumed Yago stock options for approximately 2.1 million shares of Cabletron common stock. Prior to the closing of the acquisition, Cabletron held approximately twenty-five percent of Yago's capital stock, calculated on a fully-diluted basis. Cabletron also agreed, pursuant to the terms of the merger agreement, to issue up to 5.5 million shares of Cabletron common stock to the former shareholders of Yago in the event the shares originally issued in the transaction do not attain a market value of $35 per share eighteen months after the closing of the transaction.

Fiscal 1998 Acquisitions

Effective February 7, 1998, Cabletron consummated the acquisition of certain assets of the Network Products Group ("NPB") of Digital Equipment Corporation
("Digital") pursuant to an asset purchase agreement (the "Asset Purchase Agreement") dated November 24, 1997, as amended, by and among Cabletron, Ctron Acquisition Co., Inc., a wholly owned subsidiary of Cabletron ("Ctron"), and Digital. The NPB, now known as the "DIGITAL Network Products Group, a Cabletron Systems, Inc. Company" ("DNPG"), develops and supplies a wide range of data networking hardware and software, including LAN and WAN products. The NPB's products span a wide range of networking technologies, including Ethernet, Fast Ethernet, FDDI and ATM switching technologies. The purchase price for the acquisition was approximately $439.5 million, before closing adjustments, consisting of cash, product credits and assumed liabilities as a result of the acquisition. The acquisition was accounted for by Cabletron under the purchase method of accounting. The closing on February 7, 1998 extended to the assets and personnel located in the United States and the inventory worldwide. The remaining international assets and personnel are expected to be transferred as issues in individual countries are resolved.

Cabletron and Digital have also entered into the Reseller Agreement dated as of November 24, 1997 (the "Reseller Agreement") pursuant to which Digital designated Cabletron as its Strategic Network Products Partner and was appointed by Cabletron as a reseller of certain Cabletron products (including the products previously sold by the NPB), Cabletron designated Digital as its Strategic Network Services Partner, and Cabletron agreed to sell and Digital agreed to purchase, for internal use and resale, certain minimum volumes of products during the term of the Reseller Agreement, which extends through June 30, 2001. The minimum volumes are subject to downward or upward adjustment in certain instances.

Fiscal 1997 Acquisitions

In July 1996, Cabletron acquired ZeitNet Inc. ("ZeitNet"), a privately held manufacturer and a leader in providing high-quality, low-cost solutions for connecting applications, servers and workgroups to high-performance ATM networks. Under the terms of the agreement, Cabletron issued approximately 3.3 million shares of common stock for all of the outstanding shares of ZeitNet (as well as all shares to be issued pursuant to ZeitNet options assumed by Cabletron) in a transaction accounted for as a pooling of interests.

In August 1996, Cabletron acquired Network Express, Inc. ("Network Express"), a publicly held manufacturer and a provider of ISDN high-speed LAN switched access solutions. Under the terms of the agreement, Cabletron issued approximately 2.9 million shares of common stock for all of the outstanding shares of Network Express (as well as all shares to be issued pursuant to Network Express options assumed by Cabletron) in a transaction accounted for as a pooling of interests.

In December 1996, Cabletron acquired Netlink, Inc. ("Netlink"), a privately held manufacturer and supplier of frame relay access solutions for multi-protocol, mission-critical networks. Under the terms of the agreement, Cabletron issued approximately 3.8 million shares of common stock for all of the outstanding shares of Netlink (as well as all shares to be issued pursuant to Netlink options assumed by Cabletron) in a transaction accounted for as a pooling of interests.

In February 1997, Cabletron acquired The OASys Group, Inc. ("OASys"), a privately-held developer of software used to manage telecommunications devices and connections in high-speed, fiber-optic networks. Cabletron issued approximately 226,000 shares of common stock for all of the outstanding shares of OASys (as well as all shares to be issued pursuant to OASys options assumed by Cabletron) in a transaction accounted for as a purchase.

Fiscal 1996 Acquisitions

In order to broaden the range of switching products offered by the Company, in January 1996 Cabletron acquired the Enterprise Networks Business Unit ("ENBU") of Standard Microsystems Corporation for $85.7 million. The products acquired from the ENBU include standalone Fast Ethernet switches, as well as a modular chassis offering several networking technologies. The transaction was accounted for as a purchase.

Products and Services

Cabletron's products and services are grouped into the areas discussed below.

SmartSwitches and Hubs, and Related Products

SmartSwitch 9000 (formerly known as the MMAC Plus). The SmartSwitch 9000 is an enterprise-level backbone switching chassis. The SmartSwitch 9000, with its high bandwidth (aggregate bandwidth 60 Gbps), switching rate (aggregate switching rate of 10 million packets/cells per second) and modularity (up to 14 interface modules), is designed to operate as the central switching hub for networks containing large numbers of nodes and multiple disparate networking technologies. Each SmartSwitch 9000 module supports one or more of the following technologies: ATM Cell Switching, SecureFast Packet Switching (Cabletron's own standards-based switching technology), SecureFast Virtual Networking and network layer routing or standard MAC layer bridging. In addition to accommodating the latest networking technologies, the SmartSwitch 9000 is designed to integrate customers' legacy systems. The SmartSwitch 9000, like all members of the SmartSwitch family, is designed to be highly fault tolerant.

SmartSwitch 6000. The SmartSwitch 6000, based upon Cabletron's SmartSwitch architecture, is a switch intended primarily for the wiring closet environment. The SmartSwitch 6000, which principally provides interconnectivity between Fast Ethernet, ATM or FDDI backbone connections and local Ethernet connections, accepts up to five SmartSwitch modules, including a thirteen port 10 Mbps Ethernet module, a two port 100 Mbps Fast Ethernet module, a single port FDDI module and an ATM module. By allowing virtually any combination of these modules, the SmartSwitch 6000 provides customers with substantial flexibility.

SmartSwitch 2200. The SmartSwitch 2200 is a standalone switch that provides twenty-four 10 Mbps switch ports and two 100 Mbps switch ports and has been designed specifically for use at the workgroup or desktop level of the enterprise. The SmartSwitch 2200 offers both high-performance Ethernet switching and also high-speed backbone connections through either Fast Ethernet, FDDI, or ATM.

SmartSTACK. The SmartSTACK Ethernet switch is a standalone desktop switch that provides twenty-five ports of 10Base-T Ethernet connectivity with a fixed 100Base-TX and a modular 100Base-X uplink capacity. The SmartSTACK Fast Ethernet switch provides sixteen ports of 10/100 Mbps Fast Ethernet switching with two uplink ports for 100Base-X connections.

Smart Switch Router. Cabletron recently began shipping in volume the eight port SmartSwitch Router (SSR-8), the first product being shipped that Yago developed. The SSR-8 is a switching router that was designed as a high-capacity, Layer-2, Layer-3 and Layer-4 switching device that provides multi-layer switching on 10/100 megabits per second Ethernet in a compact, redundant 8-slot chassis. The SSR-8's sixteen gigabits per second of total backplane capacity permits network managers to deliver up to fifteen million packets per second of switched throughput in a Gigabit Ethernet configuration using all available ports. The SmartSwitch Router family of switching routers was built for the enterprise and ISP backbones. The SmartSwitch Router products are intended to offer large table capacity, a multi-gigabit non-blocking backplane, low latency and seamless scaling. Cabletron believes that the SmartSwitch Router products will be interoperable with other standard-based routers and switches. Finally, the SmartSwitch Router products are designed to provide strong network management capabilities and to support application-level control intended to facilitate capacity planning and service-level requirements.

MMAC. First introduced in 1988, the Multi Media Access Center ("MMAC") provides centralized management and connectivity for any standard LAN or WAN through a variety of networking technologies. The MMAC supports both previously existing networking technologies such as Ethernet, Token Ring, FDDI and Systems Network Architecture ("SNA") as well as emerging advancements including ATM and Cabletron's own SecureFast Switching. With more than one hundred MMAC interface modules available, customers can custom configure a network according to their particular needs. As requirements change, the MMAC can be reconfigured to provide a smooth migration to higher bandwidth technologies.

ATX. Cabletron's ATX provides high-performance, multiprotocol LAN solutions for high-capacity backbone or departmental networks. The ATX permits high-bandwidth switching between Ethernet, Fast Ethernet, Token Ring and FDDI, with full connectivity to ATM.

Wide Area Networking Products

Cabletron's CyberSWITCH family of products include small office/home office connectivity, remote solutions, high-density central site platforms and frame relay solutions. These products have been developed both internally and through the acquisitions of Network Express and Netlink.

Network Management Software

As enterprise networks grow in number, become more diverse and complex and incorporate increasing bandwidth capacity, organizations require more sophisticated network management systems. SPECTRUM, Cabletron's enterprise-wide network management software, allows network administrators to monitor and control all of the physical layer components making up a worldwide network. SPECTRUM, which integrates a graphical user interface and a UNIX-based client/server architecture, provides powerful network management tools in an easy-to-use, scaleable and distributed environment. SPECTRUM incorporates Induction Modeling Technology ("IMT"), a form of artificial intelligence that provides SPECTRUM with the ability to model every element of the network, including physical cables, network devices, and applications. SPECTRUM is designed to enable network administrators to view worldwide enterprise networks and diagnose, actively anticipate and correct problems at many levels, including the individual node level. Cabletron has developed SPECTRUM modules for a wide range of network products, including over 110 applications for third-party products. Cabletron plans to continue to develop SPECTRUM system enhancements and modules to increase the number of third-party network products for which SPECTRUM is applicable.

Cabletron believes that SPECTRUM has helped to establish Cabletron as a leader in the field of network management software and contributes to the market acceptance of its interconnectivity hardware. SPECTRUM is sold both to purchasers of Cabletron's LAN and WAN products and on a stand-alone basis as a network management platform.

Network Interconnection Equipment

Cabletron manufactures a line of a dual-port and multiport stand-alone repeaters, which are designed to connect up to eight Ethernet/IEEE 802.3 segments together or to an Ethernet backbone. Cabletron also produces Desktop Network Interface ("DNI") cards, which enable the user to connect directly to 10BASE-T unshielded twisted pair, fiber optic or coaxial cabling via a built-in transceiver on the card, and provide high-speed Ethernet and Token Ring data connections for various personal computer platforms.

Service and Support

In addition to manufacturing a broad line of network equipment, Cabletron also offers a wide range of services for networks, including service maintenance; consulting, design and configuration; product planning; project management; training; testing, certification and documentation; and performance analysis. Cabletron offers comprehensive training programs to ensure that customers receive the maximum benefit from their networks. Cabletron's service group forms an integral part of Cabletron's marketing strategy, as it constitutes a key element of the complete networking solution offered by Cabletron. Cabletron believes that the combination of its broad line of networking products, its emphasis on service, and its close acquaintance with customers' needs enable it to compete effectively.

Other Products

Cabletron's other products include test equipment designed to analyze networks and protocols and to verify proper installation and operation of the network, cabling, transceivers, repeaters and other devices. Cabletron also sells electronically-tested Ethernet coaxial cable, shielded twisted pair (IBM-type) wire, unshielded twisted-pair wire and optical fiber cut to specific lengths.

Distribution and Marketing

Cabletron distributes its products through a substantial direct sales force that is supplemented by several distributors and other resellers through the Synergy Plus Program. Cabletron's direct sales are made by approximately 230-plus sales representatives located in 43 countries around the world. This direct sales force is supplemented by more than 3,000-plus employees located at Cabletron's headquarters and regional in-house technical services and sales support staff. With the acquisition of DNPG, Cabletron has secured a larger reseller channel for the Company's products. Cabletron established relationships with approximately 40 new distributors and resellers as a result of its acquisition of the DNPG. Cabletron believes that its ratio of in-house sales, marketing and technical services and sales support staff to field sales force is among the highest in the industry and contributes significantly to the effectiveness of its field sales force. Cabletron's international locations use various sales strategies tailored to the preferred channels of distribution for each country. Such strategies include a direct sales presence, a direct sales force working with local distributors or a combination of the two. The Synergy Plus Program is a blueprint for resellers that outlines the building blocks of a business relationship with Cabletron. The blueprint sets forth the principles of the relationship, including level of information and training, business support and services, pricing structure, and levels of organization. Synergy Plus offers a comprehensive, well-defined business strategy, a clear pricing policy, and effective support in sales and marketing.

Cabletron employs several methods to market its products, including regular participation in trade shows as both a vendor and networker, frequent advertisement in trade journals, regular attendance by corporate officers at press briefings and trade seminars, submission of demonstration products to selected customers for evaluation, and direct mailings and telemarketing efforts.

Customers

Cabletron's end-user customers include commercial, industrial and manufacturing companies; federal, state and local government agencies; brokerage and investment banking firms; multinational and international companies; insurance companies and other financial institutions; universities; and leading accounting and law firms.

In fiscal 1998, no single customer represented more than 4% of Cabletron's net sales, and Cabletron's top ten customers represented, in the aggregate, approximately 15% of its net sales. Net sales to the federal government accounted for approximately 13% of Cabletron's sales during the last fiscal year. Most of Cabletron's contracts with the federal government are on a fixed-price basis. The books and records of Cabletron are subject to audit by the General Services Administration, the Department of Labor and other government agencies.

Research and Development

During fiscal years 1998, 1997 and 1996, research and development expenses were $181.8 million, $161.7 million, and $127.3 million, respectively. Cabletron believes that as networks grow larger and more complex, end-user's evaluation of network technology will increasingly be based on the software component of products, particularly in the area of network control management. As of February 28, 1998 approximately 60% of the personnel in Cabletron's research and development department consisted of software development personnel. The remaining personnel were involved in hardware development.

Supply of Components

Cabletron's products include certain components, including ASICs, that are currently available from single or limited sources, some of which require long order lead times. In addition, certain of Cabletron's products and sub-assemblies are manufactured by single source third parties. With the increasing technological sophistication of new products and the associated design and manufacturing complexities, Cabletron anticipates that it may need to rely on additional single source or limited suppliers for components or manufacture of products and subassemblies. Any reduction in supply, interruption or extended delay in timely supply, variances in actual needs from forecasts for long order lead time components, or change in costs of components could affect Cabletron's ability to deliver its products in a timely and cost-effective manner and may adversely impact Cabletron's operating results and supplier relationships.

Manufacturing

Since Cabletron manufactures and assembles virtually all of its current products (excluding the DNPG products), it maintains direct control over production, quality and product availability. By controlling its manufacturing process, Cabletron is able to maintain a strict quality control program, respond to changes in market demand and offer its customers modified or customized products. To date, the DNPG products have been manufactured by Digital and a third-party contract manufacturer. Cabletron is in the process of transitioning the manufacturing of some DNPG products from Digital to Cabletron

Intellectual Property

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

Backlog

Cabletron's backlog at February 28, 1998 was approximately $165.0 million, compared with backlog at February 28, 1997 of approximately $125.0 million. In general, orders included in backlog may be canceled or rescheduled by the customer without significant penalty. Therefore, backlog as of any particular date may not be indicative of Cabletron's actual sales for any succeeding fiscal period.

Inventory and working capital

Cabletron's policy is to maintain a sufficient inventory of products to permit the shipping of most customer orders that require rapid delivery within 24 to 48 hours of receipt. This delivery policy requires higher levels of inventory than those of other companies in the networking industry.

Employees

As of February 28, 1998, the Company had 6,887 full-time employees. The Company's employees are not represented by a union or other collective bargaining agent and the Company considers its relations with its employees to be good.

Domestic and Foreign Financial Information

Financial information concerning foreign and domestic operations is contained in
Note 16 of "Notes to the Consolidated Financial Statements" included at page 36 of this document.

ITEM 2. Properties

Cabletron owns and occupies a number of buildings in Rochester, New Hampshire, including a 206,000 square-foot manufacturing facility which also accommodates a portion of corporate engineering, buildings totaling 122,000 square-feet which accommodate sales, marketing, administration and technical support personnel, and a warehousing and distribution facility, totaling 221,000 square-feet. Cabletron owns a 114,000 square-foot engineering building in Merrimack, New Hampshire. Cabletron acquired two facilities (totaling 119,372 square-feet) in Acton, Massachusetts in connection with its acquisition of the NPB. Cabletron expects to move the DNPG personnel from Digital's Littleton, Massachusetts facility to a new Andover facility during the next four to six months.

Cabletron leases one manufacturing building totaling 120,000 square feet in Ironton, Ohio, a 120,000 square-foot manufacturing facility in Limerick, Ireland, and a 50,000 square-foot distribution center in Shannon, Ireland, to support its European sales activities. Cabletron also leases a 78,000 square-foot research and development facility in Durham, New Hampshire and a 48,000 square-foot engineering office in Nashua, New Hampshire. Cabletron also occupies facilities in Newington and Nashua, New Hampshire, Andover, Littleton and Framingham, Massachusetts, Ann Arbor, Michigan and Santa Clara, California. Cabletron also leases sales and technical support offices that range from 1,000 to 20,000 square feet at various locations throughout the world.

Cabletron believes that its facilities are adequate to support anticipated sales growth over the next 12 to 18 months. Such growth, however, will require additional production employees and capital equipment. Cabletron believes that adequate supplies of labor are available in the areas where Cabletron's manufacturing operations are located.

Financial  information  regarding leases and lease  commitments are contained in
Note 10 of "Notes to the Consolidated Financial Statements" included at page 31 of this document.

ITEM 3.  Legal Proceedings

Since October 24, 1997, nine stockholder class action lawsuits have been filed against Cabletron and certain officers and directors of Cabletron in the United States District Court for the District of New Hampshire. The complaints allege that Cabletron and several of its officers and directors disseminated materially false and misleading information about Cabletron's operations and acted in violation of Section 10(b) and Rule 10b-5 of the Exchange Act during the period between March 3, 1997 and December 2, 1997. The complaints further allege that certain officers and directors profited from the dissemination of such misleading information by selling shares of Cabletron Common Stock during this period. The complaints do not specify the amount of damages sought on behalf of the class. On March 3, 1998, the United States District Court for the District of New Hampshire granted the motion to consolidate the nine class action complaints against Cabletron and its officers and directors into one class action. The legal costs incurred by Cabletron in defending itself and its officers and directors against this litigation, whether or not it prevails, could be substantial, and in the event that the plaintiffs prevail, Cabletron could be required to pay substantial damages. This litigation may be protracted and may result in a diversion of management and other resources of Cabletron. The payment of substantial legal costs or damages, or the diversion of management and other resources, could have a material adverse effect on Cabletron's business, financial condition or results of operations.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of the Company's security holders.

ITEM 4a. Executive Officers of the Registrant

The executive officers of the Company are as follows:

Name                       Age      Position

Craig R. Benson            43       Chairman, President, Chief Executive
                                      Officer, Treasurer and Director

John d'Auguste             47       President of Operations

Christopher J. Oliver      37       Executive Vice President Worldwide
                                      Engineering and Chief Technology Officer

David J. Kirkpatrick       46       Corporate Executive Vice President of
                                      Finance and Chief Financial Officer

Allen L. Finch             37       Senior Vice President, Worldwide
                                      Marketing and Corporate Strategy

Guilio M. Gianturco        42       President, DNPG and Channels

Linda H. Pepin             45       Senior Vice President, Human Resources

Craig R. Benson was Director of Operations of Cabletron from November 1984 until April of 1989 and Chairman, Chief Operating Officer and Treasurer of Cabletron from April of 1989 until September 1, 1997. On March 30, 1998 Mr. Benson became President and Chief Executive Officer.

John d'Auguste joined Cabletron in December 1997 as the President of the Enterprise Business Unit and on March 30, 1998 became President of Operations. Before joining Cabletron, Mr. d'Auguste worked for Gateway 2000 as the Vice President of Direct Sales, having previously held the position of Vice President of Operations. Prior to Gateway 2000 he served as the Vice President of Product Business Unit for General Railway Signal.

Christopher J. Oliver has been Executive Vice President Worldwide Engineering and Chief Technology Officer since January 1998. He was Director of Engineering and Manufacturing of the Company from February 1985 until January 1998.

David J. Kirkpatrick has been Corporate Executive Vice President of Finance since March 1998. He has been Director of Finance and Chief Financial Officer of the Company from August 1990 until March 1998. From 1986 to 1990 he was the Vice President of Zenith Data Systems, a subsidiary of Zenith Electronics Corporation.

Allen L. Finch has been Senior Vice President of Worldwide Marketing and Corporate Strategy since March 1998. From June 1997 to March 1998 he was
Director, Public Relations. From 1991 to 1997 he was a strategic and communications consultant in Washington, D.C.

Guilio M. Gianturco has been President of the Digital Network Products Group and Channels since February 1998. Prior to joining Cabletron he worked for the last fifteen years in various senior level positions in Digital and AT&T.

Linda H. Pepin has been Senior Vice President of Human Resources since March 1998. From 1989 to 1998 she was Director of Human Resources. Prior to joining Cabletron she has held various positions in personnel management.

Key Personnel

On September 1, 1997, S. Robert Levine resigned as President, Chief Executive Officer and director of Cabletron and Donald B. Reed was appointed to the positions of President, Chief Executive Officer and director of Cabletron. On the same date, Craig R. Benson resigned as Chief Operating Officer of Cabletron but remained as Treasurer and the Chairman of the Board of Directors of Cabletron. On March 30, 1998, Mr. Reed resigned as President, Chief Executive Officer, but remains a director of Cabletron and Mr. Benson assumed the role as President and Chief Executive Officer and continues as Treasurer and Chairman of the Board of Directors of Cabletron. The Company's success is dependent in large part on Mr. Benson and other key technical, sales and management personnel, the loss of one or more of whom would adversely affect Cabletron's business.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

STOCK PRICE HISTORY

The following table sets forth the high and low sale prices for the Company's Common Stock as reported on the New York Stock Exchange (symbol - CS) during the last three fiscal years. As of February 28, 1998, the Company had approximately 3,604 stockholders of record. The Company has paid no dividends on its Common Stock and anticipates it will continue to reinvest earnings to finance future growth.


Fiscal 1998                               High                  Low

First quarter                           $46.50               $27.50
Second quarter                           46.13                27.88
Third quarter                            36.25                22.94
Fourth quarter                          $23.50               $12.63

Fiscal 1997                               High                  Low

First quarter                           $43.56               $31.63
Second quarter                           36.06                26.50
Third quarter                            41.50                27.56
Fourth quarter                          $42.50               $28.00

Fiscal 1996                               High                  Low

First quarter                           $27.88               $19.44
Second quarter                           29.81                24.31
Third quarter                            43.88                26.00
Fourth quarter                          $41.63               $32.94

CABLETRON SYSTEMS, INC.

Statement of Operations Data:                                           FISCAL YEAR ENDED
                                             -----------------------------------------------------------------------
(in thousands, except per share data)
                                             February 28,   February 28,  February 29,  February 28,    February 28,
                                                1998           1997          1996          1995            1994
                                             -----------    -----------   -----------   -----------     -----------

Net sales ................................    $1,377,330     $1,406,552    $1,100,349      $833,218      $602,486
Cost of sales ............................       645,790        575,107       340,424       448,699       246,154
Research and development .................       181,777        161,674       127,289        89,129        61,456
Selling, general and administrative ......       371,159        286,469       223,083       166,649       118,373
Special charges ..........................       417,685         63,024        94,343           ---           ---
                                              ----------     ----------    ----------      --------      --------
Income (loss)  from operations ...........      (239,081)       320,278       206,935       237,016       176,503
Interest income ..........................        18,578         19,422        17,891         5,572         5,948
                                              ----------     ----------    ----------      --------      --------
Income (loss) before taxes ...............      (220,503)       339,700       224,826       242,588       182,451
Income tax expense (benefit) .............       (93,441)       117,575        80,341        86,014        64,130
                                              ----------     ----------    ----------      --------      --------
Net income (loss)                            ($  127,062)    $  222,125    $  144,485      $156,574      $118,321
                                              ===========    ==========    ==========      ========      ========
Net income (loss) per share - basic ......   ($     0.81)    $     1.43    $     0.95      $   1.08      $   0.82
                                              ===========    ==========    ==========      ========      ========
Weighted average number of shares
    outstanding - basic ..................       157,686        155,207       151,525       145,125       143,692
                                              ==========     ==========    ==========      ========      ========
Net income (loss) per share - diluted ....   ($     0.81)    $     1.40    $     0.93      $   1.07      $   0.81
                                              ==========     ==========    ==========      ========      ========
Weighted average number of shares
    outstanding - diluted .................      157,686        158,933       155,171       147,017       146,567
                                              ==========     ==========    ==========       =======       =======


Note: Included in fiscal 1998 results are special charges related to the acquisition of Digital's Network Products Group and the implementation of a strategic realignment plan consisting of $235.2 million and $21.5 million, respectively (net of tax). Included in fiscal 1997 and fiscal 1996 results are $39.2 million and $60.8 million (net of tax) of special charges items related to all acquisitions for each fiscal year, respectively. Excluding these one-time charges, pro forma net income and diluted net income per share are as follows:


                                                         FISCAL YEAR ENDED
                                             -----------------------------------------

(in thousands, except per share data)        February 28,   February 28,  February 29,
                                                1998           1997          1996
                                             -----------   ------------   -----------

Pro forma net income ......................     $129,963       $261,325      $205,285
Pro forma diluted net income per share ....     $   0.82       $   1.64      $   1.35


                                                                        FISCAL YEAR ENDED
                                             ---------------------------------------------------------------------
Balance Sheet Data:
(in thousands)                               February 28,   February 28,  February 29,  February 28,  February 28,
                                                    1998           1997          1996          1995          1994
                                             -----------    -----------   -----------   -----------   -----------

Working capital ...........................   $  561,400     $  675,102      $485,152      $381,758      $258,463
Total assets ..............................    1,606,327      1,306,855       996,908       702,200       502,377
Stockholders' equity ......................      989,020      1,081,498       809,886       593,942       425,719


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discussion provides an analysis of Cabletron's financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this annual report on Form 10-K. The discussion below contains certain forward-looking statements relating to, among other things, estimates of economic and industry conditions, sales trends, expense levels and capital expenditures. Actual results may vary from those contained in such forward-looking statements. See "Business Environment and Risk Factors" below.

Results of Operations

This table sets forth Cabletron's net sales, cost of sales, expenses by category, income (loss) from operations, interest income, income (loss) before income taxes and net income (loss) expressed as percentages of net sales, for the fiscal years ended February 28, 1998 and 1997 and February 29, 1996:


                                          1998       1997      1996
                                         -----      -----     -----

Net sales .........................      100.0%     100.0%    100.0%
Cost of sales .....................       46.9       40.9      40.8
                                         -----      -----     -----
Gross profit ......................       53.1       59.1      59.2
Research and development ..........       13.2       11.5      11.6
Selling, general and administrative       26.9       20.4      20.3
Special charges ...................       30.3        4.5       8.6
                                         -----      -----     -----
Income (loss) from operations .....      (17.3)      22.7      18.7
Interest income ...................        1.3        1.4       1.6
                                         -----      -----     -----
Income (loss) before income taxes .      (16.0)      24.1      20.3
                                         -----      -----     -----
Net income (loss) .................       (9.2%)     15.8%     13.1%
                                         =====      =====     =====


Acquisitions

During fiscal 1998 the Company acquired the Network Products Business (NPB) from Digital Equipment Corporation in February 1998. The NPB (now known as the DIGITAL Network Products Group, a Cabletron Systems, Inc. Company (the "DNPG")) develops and supplies a wide range of data networking hardware and software, including LAN and WAN products. The DNPG products span a wide range of networking technologies, including Ethernet, Fast Ethernet, FDDI and ATM switching technologies.

During fiscal 1997 the Company augmented its product line by acquiring: (1) ZeitNet Inc., a manufacturer of ATM products, in July 1996; (2) Network Express, Inc., a manufacturer of remote access equipment, in August 1996; (3) Netlink, Inc., a manufacturer of frame relay products, in December 1996; and (4) The OASys Group, Inc., a software developer, in February 1997.

During fiscal 1996 the Company  acquired the Enterprise  Networks  Business Unit
(ENBU) from Standard Microsystems Corporation in January 1996. The acquisition added a line of Fast Ethernet products, as well as switching products for token ring, Ethernet and FDDI.

Revenues

Net sales in fiscal 1998 decreased by 2.1% to $1,377.3 million from $1,406.6 million in fiscal 1997. The slight decrease in fiscal 1998 revenue compared to fiscal 1997 revenue was largely a result of a decrease in sales of the Company's shared media products (comprised primarily of the MMAC). Sales of the Company's shared media products decreased 56.6% to $317.6 million in fiscal 1998 compared to sales of $717.8 million in fiscal 1997. The decline in revenue of shared media products was a result of both declining unit shipments and lower prices per product. The Company expects the decrease in sales of its shared media products to continue in fiscal 1999 as customers continue the migration from shared media products to switched products. The decrease in sales of shared media products was offset somewhat by an increase in sales of the Company's switched products (comprised primarily of the SmartSwitch 9000, 6000 and 2200 products). Sales of switched products increased 129.4% to $686.7 million in fiscal 1998 compared to sales of $299.3 million in fiscal 1997. The increase in revenue of switched products was a result of increasing unit sales. Prices per product decreased slightly for switched products during fiscal 1998, but the increase in unit shipments offset this slight price decline.

Sales of diagnostic test instruments, installation and maintenance services, and other products were $379.1 million or 27.5% of total revenues in fiscal 1998, compared to $389.5 million or 27.7% of total revenues in fiscal 1997 and $354.4 million or 28.4% of net sales in fiscal 1996. As part of the Company's acquisition of the DNPG, the Company agreed to appoint Digital as the service provider for Cabletron products in certain smaller countries. This appointment may have the effect of limiting the growth of Cabletron's own service and support organization.

The Company acquired the DNPG on February 7, 1998 and thus the division contributed to the Company's fiscal 1998 revenues for less than one month. The Company expects the DNPG to contribute materially towards revenues in fiscal 1999.

The increase in revenue in fiscal 1997 compared to fiscal 1996 was primarily the result of increased sales of the SmartSwitch product lines. Sales of switched products increased 566.8% to $299.3 million in fiscal 1997 compared to sales of $44.9 million in fiscal 1996. This offset the decreased sales of shared media products. Sales of the Company's shared media products decreased 3.4% to $717.8 million in fiscal 1997 compared to sales of $742.7 million in fiscal 1996. Finally, increased sales of service and support products and services (as discussed above) contributed to the increase in overall revenue from fiscal 1997 compared to fiscal 1996.

Net sales outside the United States in fiscal 1998 were $454.1 million, or 33.0% of net sales, compared to $408.2 million or 29.0% of net sales in fiscal 1997 and $329.2 million or 29.9% of net sales in fiscal 1996. In addition to its direct international sales force, the Company sells its products through several international distributors. The increase in international revenue in fiscal 1998 compared to fiscal 1997 reflects the Company's focus on expansion in growth areas, such as Latin America. This increase was offset by weaker economic conditions in the Asia/Pacific region. The increase in international revenue in fiscal 1997 compared to fiscal 1996 was primarily due to the expansion and growth of the Latin American markets. The Company's international revenue is primarily denominated in U.S. dollars. The effect of foreign exchange rate fluctuations did not have a significant impact on the Company's operating results in the periods presented.

Costs, Expenses and Interest Income

Cost of sales was $645.8 million or 46.9% of net sales in fiscal 1998, compared to $575.1 million or 40.9% of net sales in fiscal 1997 and $448.7 million or 40.8% of net sales in fiscal 1996. The increase in cost of sales as a percentage of net sales is primarily to (i) presessures on the Company's products, especially in foreign markets which traditonally carried a higher margin, which resulted in a lower selling price per product and (ii) effects from inventory write-offs, which increase the cost of sales as a percentage of net sales. The Company was able to maintain its gross margins in fiscal 199 and 1996 by introducing and selling products with improved functionality, further developing its service maintenance program and improving purchasing and manufacturing efficiencies.

Research and development ("R&D") expenses in fiscal 1998 increased to $181.8 million or 13.2% of net sales, compared to $161.7 million or 11.5% of net sales in fiscal 1997. In fiscal 1996, R&D expenses were $127.3 million or 11.6% of net sales. The increased R&D spending in fiscal 1998 reflected the Company's ongoing research and development efforts, including the further development of the SMARTSwitch family of products, SPECTRUM management software as well as the increase in the hiring of additional software and hardware engineers and associated costs related to development of new products. R&D spending increased as a percentage of net sales in fiscal 1998 compared to fiscal 1997 primarily because net sales were lower than the Company expected in fiscal 1998. The Company plans to continue to increase R&D spending in absolute dollars in order to develop new products on a timely basis. The level of increase in R&D spending may slow, depending on the growth in total revenues, if necessary to reduce R&D spending as a percentage of net sales more towards the percentage levels in fiscal 1997 and fiscal 1996.

Selling, general and administrative ("SG&A") expenses were $371.2 million or 26.9% of net sales in fiscal 1998, compared to $286.5 million or 20.4% of net sales in fiscal 1997 and $223.1 million or 20.3% of net sales in fiscal 1996. Increases in SG&A spending resulted from expanding the sales and support workforce, establishing additional office locations domestically and internationally, the addition of administrative personnel as a result of acquisitions and increased administrative spending primarily due to anticipated increases in volume. SG&A expenses increased as a percentage of net sales in fiscal 1998 primarily as a result of lower than expected sales.

In fiscal 1998 the Company had special charges of $417.7 million,  consisting of
(i) in process research and development of $325 million ($200.0 million net of tax) in connection with the acquisition of the DNPG, (ii) one-time acquisition related expenses of $57.7 million ($35.5 million net of tax) in connection with the acquisition of the DNPG, and (iii) charges relating to the Company's realignment of $35.0 million ($21.5 million net of tax).For fiscal 1997 a $63.0 million special charge was taken for the acquisitions of ZeitNet, Network Express, Netlink and The OASys Group. In fiscal 1996 a $94.3 million special charge was taken for the purchase of the ENBU of SMC and Fivemere Limited (purchased by Network Express in fiscal 1996).

Interest income in fiscal 1998 was $18.5 million compared to $19.4 million in fiscal 1997 and $17.9 million in fiscal 1996. The slight decrease is primarily the result of lower interest rates in fiscal 1998 than in fiscal 1997.

Realignment

The Company announced on December 16, 1997 a global initiative to better align the Company's business strategy with its focus in the enterprise and service provider markets. The realignment is intended to better position the Company to provide more solutions-oriented products and service; to increase its distribution of products through third-party distributors and resellers; to improve its position internationally, and to aggressively develop partnership and acquisition opportunities. The Company incurred a pre-tax charge in the fourth quarter of fiscal 1998 of $35.0 million ($21.5 million net of tax) related to the realignment. The realignment included general expense reduction through the reallocation of resources, including the elimination of certain existing projects, personnel reduction, the eilimination of duplicate facilities and the consolidation of related operations. Included in accrued liabilities at February 28, 1998 is $4.8 million relating to severence costs associated with 350 eliminated positions. The Company has completed most of these reductions. The expense reductions associated with the realignment are intended to yield approximately $40 million in total annualized savings, beginning in the fourth quarter of fiscal 1998.

Income (Loss)

Loss before income taxes was $220.5 million or 6.0% of net sales in fiscal 1998, compared to income before income taxes of $339.7 million or 24.1% of net sales in fiscal 1997 and $224.8 million or 20.3% of net sales in fiscal 1996. In fiscal 1998 the Company had special charges of $417.7 million, compared to $63.0 million in fiscal 1997 and $94.3 million in fiscal 1996. The decrease in income before income taxes in fiscal 1998 was due in part to the increase of $354.7 million in special charges. The increase in income before income taxes in fiscal 1997 was due in part to the $31.3 million decrease in these special charges. Excluding special charges, income before income taxes was $197.2 million in fiscal 1998, $402.7 million in fiscal 1997 and $319.2 million in fiscal 1996. In addition to the special charges, the decrease in income before income taxes in fiscal 1998 was also due to lower revenues and the higher cost of sales. The factors affecting revenues and cost of sales are discussed above. The tax (benefit) rate for fiscal 1998 was (42.4%) compared to a tax rate of 34.6% in fiscal 1997. The decrease was because the Company had a loss before income taxes. during the year. Loss after taxes was $127.1 million compared to income after taxes of $222.1 million in fiscal 1997.

Liquidity and Capital Resources

Accounts receivable, net of allowance for doubtful accounts, were $241.2 million at February 28, 1998 or 78 days of sales outstanding, compared to $219.9 million or 52 days of sales outstanding in accounts receivable at February 28, 1997. This increase in receivables reflects timing on shipments and collections. These trends are expected to continue for the intermediate term.

The Company has historically maintained higher levels of inventory than its competitors in the networking industry in order to implement its policy of shipping most orders requiring immediate delivery within 24 to 48 hours. Worldwide inventories were $309.7 million at February 28, 1998 or 157 days of inventory, compared to $197.4 million or 109 days of inventory at the end of the preceding fiscal year. The increase of days in inventory was the result of lower sales and the introduction of a new product line, the SmartSwitch family of products.

Net cash provided by operating activities was $49.5 million in fiscal 1998, compared to $188.8 million in fiscal 1997 and $81.1 million in fiscal 1996. The decrease was primarily a result of higher accounts receivable and inventory. In the Company's acquisition of the DNPG, part of the purchase price was paid in $302.5 million of product credits which Digital can use through February 7, 2000 to purchase certain Cabletron products that are ordered under the Reseller Agreement. As a result of these products credits, net cash provided by operating activities will not increase at the same rate of growth as net sales through February 7, 2000. The use of products credits by Digital will not affect the Company's income statement because the Company will recognize revenue as Digital uses product credits. See Note 9 (Notes to the Consolidated Financial Statements) included at page 30 of this document for additional details regarding the product credits.

During fiscal 1998 capital expenditures were $74.2 million, which included $34.9 million in software and hardware products. Capital expenditures for fiscal 1997 of $94.4 million included $58.9 million for engineering computer hardware and software and $3.3 million for leasehold improvements. During fiscal 1996, $67.8 million of capital expenditures included $9.8 million for building costs of which $3.4 million was for the purchase of an engineering building, $21.4 million for engineering computer hardware and software, $5.5 million for manufacturing and related equipment and $19.0 million for expanding global sales operations.

Cash, cash equivalents, marketable securities and long-term investments decreased during fiscal 1998 to $447.3 million, from $568.3 million in the prior fiscal year. This decrease in fiscal 1998 reflects the cash used in the acquisition of DNPG. State and local municipal bonds and bond funds of approximately $373.2 million, maturing in three years or less, were being held by the Company at February 28, 1998.

On March 7, 1997 the Company obtained a $250 million revolving credit facility with Chase Manhattan Bank, First National Bank of Chicago and several other lenders. The facility has a term of three years but the Company has the option to extend the facility for an additional two years. As of February 28, 1998 the Company had not drawn down any money under the facility.

In the opinion of management, internally generated funds from operations and existing cash, cash equivalents and marketable securities will be adequate to support the Company's working capital and capital expenditure requirements for both short and long term needs.

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

Competition. The data networking industry is intensely competitive and subject to increasing consolidation. Competition in the data networking industry has increased in recent periods, and Cabletron expects competition to continue to increase significantly in the future from its current competitors, as well as from potential competitors that may enter Cabletron's existing or future markets. Cabletron's competitors include many large domestic and foreign companies, as well as emerging companies attempting to sell products to specialized markets such as those addressed by Cabletron. Cabletron's primary competitors in the data networking industry are Cisco Systems, Inc., Bay Networks, Inc. and 3Com Corporation. Several large telecommunications equipment companies, including Lucent Technologies, Inc., Nokia Corp. and Northern Telecom Ltd, have begun to compete in the data networking industry and have recently made investments in or acquired several smaller data networking companies. Companies in the data networking industry compete upon the basis of price, technology, and brand recognition. Increased competition could result in price reductions, reduced margins and loss of market share, any or all of which could materially and adversely affect Cabletron's business, financial condition, and operating results and increase fluctuations in operating results. Competitors may introduce new or enhanced products that offer greater performance or functionality than Cabletron's products. There can be no assurance that Cabletron will be successful in selecting, developing, manufacturing and marketing new products or enhancing its existing products or that Cabletron will be able to respond effectively to technological changes, new standards or product announcements by competitors. Any failure to do so may have a material adverse effect on Cabletron's business, financial condition and results of operations. As the data networking industry has grown and matured, customers purchasing decisions have been increasingly influenced by brand recognition. If Cabletron is unable to develop competitive brand recognition, Cabletron's business may be adversely affected.

Cabletron's current and potential competitors have pursued and are continuing to pursue a strategy of acquiring data networking companies possessing advanced networking technologies. The acquisition of these companies allows Cabletron's competitors to offer new products without the lengthy time delays associated with internal product development. As a consequence, competitors are able to more quickly meet the demand for advanced networking capabilities, as well as for so-called "end-to-end" networking solutions. These acquisitions also permit potential competitors, such as telecommunications companies, who lack data networking products and technologies, to more quickly enter data networking markets. The greater resources of the competitors engaged in these acquisitions may permit them to accelerate the development and commercialization of new competitive products and the marketing of existing competitive products to their larger installed bases. There is significant competition among Cabletron and its competitors for the acquisition of data networking companies possessing advanced technologies. As a consequence of this competition, as well as other factors, the prices paid to acquire such companies is typically extremely high relative to the assets and sales of such companies. The greater resources of Cabletron's current and potential competitors will enable them to compete more effectively for the acquisition of such companies. In addition to acquiring other companies, Cabletron's competitors frequently invest in early-stage data networking companies in order to secure access to advanced technologies under development by such companies, to enhance the ability to subsequently acquire such companies and to deter other competitors from obtaining such access or performing such acquisitions. Cabletron expects that competition will increase substantially as a result of the continuing industry consolidations.

In the past, Cabletron has relied upon a combination of internal product development and partnerships with other networking vendors to broaden its product line to meet the demand for "end-to-end" enterprise-wide solutions. Acquisitions of or investments in other data networking companies by Cabletron's competitors may limit Cabletron's access to commercially significant technologies, and thus its ability to offer products that meet its customers needs.

In addition to the effects of competition, Cabletron's margins may also decrease as a result of a shift in product mix toward lower margin products, increased sales through lower margin reseller sales channels, increased component costs and increased expenses, including increased research and development and sales, general and administrative costs, which may be necessary in future periods to meet the demands of greater competition. For example, as a result of the acquisition of the NPB, Cabletron expects a higher percentage of its sales to be made through resellers, which may have the effect of reducing Cabletron's margin on those sales, as well as, to a lesser extent, Cabletron's overall margins. Margins in any given period may be adversely affected by additional factors. See "Business Environment and Risk Factors--Fluctuations in Operating Results."

Fluctuations   in   Operating   Results.   A  variety  of   factors   may  cause
period-to-period fluctuations in the operating results of Cabletron. Such factors include, but are not limited to: (i) the rate of growth of the markets for Cabletron's products, (ii) competitive pressures, including pricing, brand and technological competition, (iii) availability of components, including unique integrated circuits, (iv) adverse effects of delays in the establishment of industry standards, including delays or reductions in customer orders, delays in new product introductions and increased expenses associated with standards compliance, (v) delays by Cabletron in the introduction of new or enhanced products, (vi) changes in product mix, (vii) delays or reductions in customer purchases in anticipation of the introduction of new products by Cabletron or its competitors and (viii) instability of the international markets in which Cabletron sells its products. For example, Cabletron has been experiencing decreased sales for its older line of so-called "shared media" products. The period-to-period rate of decrease has been greater in certain periods than in others and has been difficult to predict. Backlog as of any particular date is not indicative of future revenue due, in part, to the possibility of order cancellations, customer requested delivery delays, shifting purchasing patterns and inventory level variability. In particular, Cabletron has been experiencing longer sales cycles for its core products as a result of the increasing dollar amount of customer orders and longer customer planning cycles. Also, in the recent past, Cabletron has experienced backend loading of its quarterly sales, making the predictability of the quarterly results highly speculative. These factors, together with increased competition, have led to an increase in sales variability and a decrease in Cabletron's ability to predict aggregate sales demand for any given period. These factors have increased the possibility that the operating results for a quarter could be materially adversely affected by the failure to obtain or delays in obtaining a limited number of large customer orders, due, for example, to cancellations, delays or deferrals by customers. Cabletron plans to continue to invest in research and development, sales and marketing and technical support staff in anticipation of future revenue growth. If growth in Cabletron's revenues in any quarter fails to match Cabletron's expense levels, its earnings and margins would be materially adversely affected. In the fourth quarter of fiscal 1998, the three month period ended February 28, 1998, a shortfall in orders resulted in a substantial decline in Cabletron's earnings from the fourth quarter of fiscal 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." There can be no assurance that net sales will not decrease in future quarters. Any decrease in net sales could have a material adverse affect on Cabletron's business, financial condition and results of operations. As expenses are relatively fixed in the near term, Cabletron may not be able to adjust expense levels to match any shortfall in revenues. As the industry becomes more competitive and standards-based, Cabletron is facing greater price competition from its competitors. If Cabletron does not respond with lower production costs, pricing pressures could adversely affect future earnings. Accordingly, past results may not be indicative of future results. There can be no assurance that the announcement or introduction of new products by Cabletron or its competitors, or a change in industry standards, will not cause customers to defer or cancel purchases of Cabletron's existing products, which could have a material adverse effect on Cabletron's business, financial condition or results of operations. The market for Cabletron's products is evolving. The rate of growth of the market and the resulting demand for Cabletron's recently introduced products is subject to a high level of uncertainty. If the market fails to grow or grows more slowly than anticipated, Cabletron's business, financial condition or results of operations would be materially adversely affected.

Realignment. Cabletron has announced that it is seeking to better align its business strategy with its target markets. The company has incurred a pre-tax charge in the fourth quarter of fiscal 1998 of $35.0 million ($21.5 million, after-tax) related to the realignment. The realignment includes general expense reductions through the elimination of duplicate facilities, consolidation of related operations, reallocation of resources, including the elimination of certain existing projects, and personnel reduction. Cabletron may encounter difficulties in achieving the expense reductions intended as a result of the realignment due to, among other factors, additional costs associated with, for example, relocations and employee severance, the need to maintain certain essential, but underutilized, facilities, and delays in implementing planned reductions. Any such difficulties in achieving expense reductions may result in a failure to realize the full amount of the annualized cost savings which is intended to be achieved through the realignment. Any such additional costs may result in charges related to Cabletron's realignment in future quarters.

In addition to the realignment, Cabletron has defined and is currently implementing a new management structure. The new management structure includes the creation of certain new senior officer positions and the realignment of certain management structures. The implementation of the new management structures, the realignment referred to above and Cabletron's recent acquisitions have required the dedication of the Company's existing management resources, which has resulted in a temporary disruption of Cabletron's business activities. There can be no assurance that such disruption will not continue in future quarters. Any such disruption could have a material adverse effect on Cabletron's business, operating results or financial condition. Over time, the loss of the personnel, facilities and other resources eliminated through the expense reductions may adversely impact Cabletron's ability to generate expected revenue levels.

Acquisition Strategy. Cabletron has addressed the need to develop new products, in part, through the acquisition of other companies and businesses.
Acquisitions,  such  as  the  acquisition  of  the  NPB  from  Digital  and  the acquisition of Yago, involve numerous risks including difficulties in assimilating the operations, technologies and products of the acquired companies, the diversion of management's attention from other business concerns, risks of entering markets in which competitors have established market positions, and the potential loss of key employees of the acquired company. Achieving the anticipated benefits of an acquisition will depend in part upon whether the integration of the companies' businesses is accomplished in an efficient and effective manner, and there can be no assurance that this will occur. The successful combination of companies in the high technology industry may be more difficult to accomplish than in other industries. The combination of such companies will require, among other things, integration of the companies' respective product offerings and coordination of their sales and marketing and research and development efforts. There can be no assurance that such integration will be accomplished smoothly or successfully. The difficulties of such integration may be exacerbated by the necessity of coordinating geographically separated organizations. The efforts required to successfully integrate acquired companies require the dedication of management resources that may temporarily distract attention from the day-to-day business of Cabletron. The inability of management to successfully integrate the operations of acquired companies could have a material adverse effect on the business and results of operations of Cabletron. The acquisition of early stage companies, such as Yago, poses risks in addition to those identified above. Such companies often have limited operating histories, limited or no prior sales, and may not yet have achieved profitability. In addition, the technologies possessed by such companies are often unproven. The development and marketing of products based upon such technologies may require the investment of substantial time and resources and, despite such investment, may not result in commercially saleable products or may not yield revenues sufficient to justify Cabletron's investment. Further, aggressive competitors often undertake initiatives to attract customers and to recruit key employees of acquired companies through various incentives. In addition to DNPG and Yago, Cabletron has stated that it will continue to explore other possible acquisitions in the future. Multiple acquisitions during a period increases the risks identified above, including in particular the difficulty of integrating the acquired businesses and the distraction of management from the day-to-day business activities of Cabletron.

Cabletron has recently acquired several product lines previously marketed by Digital's NPB pursuant to Cabletron's acquisition of the NPB. Cabletron's sales of the NPB products are subject to numerous risks. Cabletron's success will be dependent upon its continued development of products that are compatible with and meet the needs of the NPB's installed base of end-user customers, many of whom have made a substantial investment in existing Digital's NPB network infrastructure. Substantially all of the NPB's revenues have historically been derived from sales by Digital's worldwide sales force and certain major third party resellers. Under Digital, the NPB had no direct sales force to end users (Digital's direct sales force resides in an independent business unit), and Cabletron is not acquiring any portion of Digital's sales force. Under the Reseller and Services Agreement dated as of November 24, 1997 between Cabletron and Digital, Digital has agreed to resell certain Cabletron products, including the NPB products, and has contractually committed to purchase certain minimum volumes of Cabletron products for resale and internal use. Based on historical revenues of Cabletron, it is expected that Digital will account for substantially in excess of ten percent (10%) of Cabletron's revenues for fiscal 1999. Any failure by Digital to purchase the committed product volumes would have a material adverse impact on Cabletron's business, results of operations and financial condition. In addition, a substantial portion of the NPB's revenues have historically been derived from sales through third party resellers. Cabletron has traditionally derived a smaller portion of its revenues from sales through resellers and, as a consequence, has less experience managing reseller relationships. There can be no assurance that the NPB's resellers will continue to purchase the NPB products from Cabletron or, if they do, that the volume of such purchases will not decline significantly. The products to be sold by Cabletron through Digital's sales force and the NPB's resellers, including the NPB products and certain Cabletron products, may be sold under the Digital brand name and, in many cases, will be specifically adapted for use in existing Digital hardware platforms. Cabletron has limited experience managing the marketing and distribution of a line of products under a brand name or for hardware platforms other than its own. There exists no alternative market for such products. A higher than expected rate of return from resellers, the Company's failure to adequately manage the marketing and distribution of such products, or the loss of material resellers or a material decline in sales volume through the NPB resellers, could have a material adverse effect on Cabletron's business, results of operations or financial condition.

Volatility of Stock Price. As is frequently the case with the stocks of high technology companies, the market price of Cabletron's stock has been, and may continue to be, volatile. Factors such as quarterly fluctuations in results of operations, increased competition, the introduction of new products by Cabletron or its competitors, expenses or other difficulties associated with assimilating the NPB, the business of Yago and other companies or businesses that have been or may in the future be acquired by Cabletron, changes in the mix of sales channels, the timing of significant customer orders (the average dollar amount of customer orders has increased in recent periods), and macroeconomic conditions generally, may have a significant impact on the market price of the stock of Cabletron. In addition, the stock market has from time to time experienced extreme price and volume fluctuations, which have particularly affected the market price for many high-technology companies and which, on occasion, have appeared to be unrelated to the operating performance of such companies. Past financial performance should not be considered a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods. Any shortfall in revenue or earnings from the levels anticipated by securities analysts could have an immediate and significant adverse effect on the market price of Cabletron's stock in any given period.

Technological Changes. The market for networking products is subject to rapid technological change, evolving industry standards and frequent new product introductions, and therefore requires a high level of expenditures for research and development. Cabletron may be required to make significant expenditures to develop such new integrated product offerings. There can be no assurance that customer demand for products integrating routing, switching, hub, network management and remote access technologies will grow at the rate expected by Cabletron, that Cabletron will be successful in developing, manufacturing and marketing new products or product enhancements that respond to these customer demands or to evolving industry standards and technological change, that Cabletron will not experience difficulties that could delay or prevent the successful development, introduction, manufacture and marketing of these products (especially in light of the increasing design and manufacturing complexities associated with the integration of technologies), or that its new product and product enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. Cabletron's business, operating results and financial condition may be materially and adversely affected if Cabletron encounters delays in developing or introducing new products or product enhancements or if such product enhancements do not gain market acceptance. In order to maintain a competitive position, Cabletron must also continue to enhance its existing products and there is no assurance that it will be able to do so. In addition, the demand for traditional "shared media" hubs such as Cabletron's basic MMAC product have been experiencing declines over the last few years, and there can be no assurance that such decline will not accelerate. A portion of future revenues will come from new products and services. Cabletron cannot determine the ultimate effect that new products will have on its revenues, earnings or stock price.

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

Although Cabletron does not believe that its products infringe the proprietary rights of any third parties, third parties have asserted infringement and other claims against Cabletron, and there can be no assurance that such claims will not be successful or that third parties will not assert such claims against Cabletron in the future. Patents have been granted recently on fundamental technologies incorporated in Cabletron's products. Since patent applications in the United States are not publicly disclosed until the patent issues, applications may have been filed by third parties which, if issued as patents, could relate to Cabletron's products. In addition, participants in Cabletron's industry also rely upon trade secret law. Cabletron could incur substantial costs and diversion of management resources with respect to the defense of any claims relating to proprietary rights which could have a material adverse effect on Cabletron's business, financial condition and results of operations. Furthermore, parties making such claims could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief which could effectively block Cabletron's ability to license its products in the United States or abroad. Such a judgment could have a material adverse effect on Cabletron's business, financial condition and results of operations.

Dependence on Suppliers. Cabletron's products include certain components, including application specific integrated circuits ("ASICs"), that are currently available from single or limited sources, some of which require long order lead times. In addition, certain of Cabletron's products and sub-assemblies are manufactured by single source third parties. With the increasing technological sophistication of new products and the associated design and manufacturing complexities, Cabletron anticipates that it may need to rely on additional single source or limited suppliers for components or manufacture of products and subassemblies. Any reduction in supply, interruption or extended delay in timely supply, variances in actual needs from forecasts for long order lead time components, or change in costs of components could affect Cabletron's ability to deliver its products in a timely and cost-effective manner and may adversely impact Cabletron's operating results and supplier relationships. The NPB products will initially be manufactured by Digital and a third-party contract manufacturer, SCI Technologies, Inc. The failure of either party to continue to manufacture the NPB products or to deliver the NPB products in time for Cabletron to meet its delivery requirements could have a material adverse effect on Cabletron's business, financial condition and results of operations.

Year 2000-compliance. Historically, certain computer programs have been written using two digits rather than four digits to define year. This could result in computers recognizing a date using "00" as the year 1900 rather than the year 2000, resulting in potential major system failures or miscalculations.

To address the above-mentioned Year 2000 issues and concerns, Cabletron has established a "Year 2000 Task Force" to lead and coordinate all of its global Year 2000 activities. This task force is accountable to provide the necessary leadership, tools and knowledge required by all operating units to become Year 2000 compliant. The task force is currently testing all hardware, firmware and software developed and sold by the Company for Year 2000 Compliance in accordance with Cabletron's Year 2000 Policy Statement.

In addition, the Year 2000 Task Force is conducting a global assessment of Cabletron's essential computer systems and is making reasonable efforts to ensure that Cabletron's information technology infrastructure will not be adversely affected by the turn of the century.

Currently, Cabletron has no reasonable estimate of the amount of out-of-pocket costs which may be incurred to address Year 2000 issues for our products and internal infrastructure. At this time, the company cannot reasonably estimate the potential impact on its financial position and operations if key suppliers, customers and other constituents do not become Year 2000-compliant on a timely basis.

New Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued Statement 130 (SFAS 130), "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Under this concept, certain revenues, expenses, gains and losses recognized during the period are included in comprehensive income, regardless of whether they are considered to be results of operations of the period. SFAS 130, which becomes effective for the Company in its fiscal year ending February 28, 1999, is not expected to have a material impact on the consolidated financial statements of the Company. The only additional item to be included in comprehensive income is the Company's cumulative translation adjustment.

In June 1997,  the Financial  Accounting  Standards  Board issued  Statement 131
(SFAS 131), "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report selected information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This Statement, becomes effective for the Company in its fiscal year ending February 28, 1999. The Company is in the process of determining the impact of SFAS 131 on its footnote disclosures.

In February 1998, the Company adopted the Financial Accounting Standards Board Statement No. 128, "Earnings per Share," (SFAS 128). All previously reported net income (loss) per share data have been restated to conform to the provisions of SFAS 128. Under SFAS 128, basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares or the period. Diluted net income (loss) per reflect the maximum diluted that would have resulted from the assumed exercise and share repurchased related to dilutive stock options and are computed by dividing net income (loss) by the weighted average number of common shares and all dilutive securities outstanding.

In fiscal 1998, the Company adopted the American Institute of Certified Public Accountants' Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1) which establishes guidelines for the accounting for the costs of all computer software developed or obtained for internal use. Under SOP 98-1, certain payroll and related costs for Company employees working on the application of development stage projects as defined in the SOP for internal use computer software must be capitalized and amortized over the expected useful life of the software. This is substantially consistent with the Company's previous treatment, and accordingly, the adoption of SOP 98-1 did not have a material impact on the Company's results of operations in fiscal 1998.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN EXCHANGE RISK MANAGEMENT

As the Company's international sales grow as a percentage of total sales, exposure to volatility in exchange rates could have a material impact on the Company's financial results.

The Company uses foreign currency forward and option contracts to manage the risk of exchange fluctuations. The Company uses these derivative instruments to reduce its exchange risk by essentially creating offsetting market exposures. The instruments are not held for trading or speculative purposes.

Based on the Company's overall currency rate exposure at February 28, 1998 including derivative and other foreign currency sensitive instruments, a near-term change in currency rates based on historic currency rate movements, would not materially affect the consolidated financial position, results of operations, or cash flows of the Company.

The success of the hedging program depends on forecasts of transaction activity in various currencies. To the extent that these forecasts of are over or understated during periods of currency volatility, the Company could experience unanticipated currency gains or losses.

INTEREST RATE RISK

The Company maintains an investment portfolio consisting of debt securities of various issuers, types and maturities. The securities that are classified as held to maturity are recorded on the balance sheet at amortized cost. A portion of the investments are classified as available for sale. These instruments are not held for purposes of trading. The securities are recorded at amortized cost which approximates market value. Unrealized gains or losses associated with these securities are not material. Due to the average maturity and conservative nature of the investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CABLETRON SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS
February 28, 1998 and 1997
(in thousands, except per share amounts)

Assets                                                         1998         1997
                                                         ----------   ----------

Current assets:
   Cash and cash equivalents .........................   $  207,078   $  214,828
   Short-term investments (note 4) ...................      116,979      165,396
   Accounts receivable, net of allowance for
     doubtful accounts ($21,043 and $15,476 in 1998
     and 1997, respectively) .........................      241,181      219,896
   Inventories (note 5) ..............................      309,667      197,438
   Deferred income taxes (note 11) ...................       81,161       57,107
   Prepaid expenses and other assets .................       78,084       34,691
                                                         ----------   ----------
        Total current assets .........................    1,034,150      889,356
                                                         ----------   ----------
Long-term investments (note 4) .......................      123,272      188,081
Long-term deferred income taxes (note 11) ............      167,308       29,627
Property, plant and equipment, net (note 6) ..........      244,730      198,557
Intangible assets, net (note7) .......................       36,867        1,234
                                                         ----------   ----------
        Total assets .................................   $1,606,327   $1,306,855
                                                         ==========   ==========


Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable ..................................   $   79,969   $   68,604
   Current portion of long-term obligation (note 9) ..      157,719          ---
   Accrued expenses (note 8) .........................      235,062      135,208
   Income taxes payable ..............................          ---       10,442
                                                         ----------   ----------
        Total current liabilities ....................      472,750      214,254
   Long-term obligation (note 9) .....................      132,500          ---
   Long-term deferred income taxes (note 11) .........       12,057       11,103
                                                         ----------   ----------
        Total liabilities ............................      617,307      225,357
                                                         ----------   ----------

Commitments and contingencies (notes 10, 12 and 13)

Stockholders' equity (note 14):
   Preferred stock, $1.00 par value. Authorized
     2,000 shares; none issued
                                                                ---          ---
   Common stock, $0.01 par value. Authorized
     240,000 shares; issued and outstanding 158,267
     and 156,305 shares in 1998 and 1997, respectively        1,583        1,563
   Additional paid-in capital ........................      300,834      266,829
   Retained earnings .................................      685,823      812,885
                                                         ----------   ----------
                                                            988,240    1,081,277
   Cumulative translation adjustment .................          780          221
                                                         ----------   ----------
        Total stockholders' equity ...................      989,020    1,081,498
                                                         ----------   ----------
        Total liabilities and stockholders' equity ...   $1,606,327   $1,306,855
                                                         ==========   ==========

See accompanying notes to consolidated financial statements.

CABLETRON SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended February 28, 1998 and 1997 and February 29, 1996
(in thousands, except per share amounts)

                                                                 1998           1997          1996
                                                           ----------     ----------    ----------

Net sales .............................................    $1,377,330     $1,406,552    $1,100,349
Cost of sales .........................................       645,790        575,107       448,699
                                                           ----------     ----------    ----------
     Gross profit .....................................       731,540        831,445       651,650
Operating expenses:
     Research and development .........................       181,777        161,674       127,289
     Selling, general and administrative ..............       371,159        286,469       223,083
     Special charges (note 3) .........................       417,685         63,024        94,343
                                                           ----------     ----------    ----------
        Income (loss)  from operations ................      (239,081)       320,278       206,935
Interest income .......................................        18,578         19,422        17,891
                                                           ----------     ----------    ----------
        Income (loss) before income taxes .............      (220,503)       339,700       224,826
Income tax expense (benefit) (note 11) ................       (93,441)       117,575        80,341
                                                           ----------     ----------    ----------
        Net income (loss) .............................    ($ 127,062)    $  222,125    $  144,485
                                                           ==========     ==========    ==========
Net income (loss) per share - basic ...................    ($    0.81)    $     1.43    $     0.95
                                                           ==========     ==========    ==========
Weighted average number of shares outstanding - basic .       157,686        155,207       151,525
                                                           ==========     ==========    ==========
Net income (loss) per share - diluted .................    ($    0.81)    $     1.40    $     0.93
                                                           ==========     ==========    ==========
Weighted average number of shares outstanding - diluted       157,686        158,933       155,171
                                                           ==========     ==========    ==========





See accompanying notes to consolidated financial statements.

CABLETRON SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years ended February 28, 1998 and 1997 and February 29, 1996

------------------------------------------------------------------------------------------------------------------------------------
(in thousands)                                              ADDITIONAL     CUMULATIVE          NOTES          TOTAL
                                                  COMMON       PAID-IN       RETAINED    TRANSLATION     RECEIVABLE    STOCKHOLDERS'
                                                   STOCK       CAPITAL       EARNINGS     ADJUSTMENT    STOCKHOLDERS        EQUITY
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT FEBRUARY 28, 1995 ...............        $757      $147,885       $447,033        ($1,364)          ($369)      $593,942

Repayments of notes receivable,
     stockholders ...........................         --            --             --             --             218            218
Issuance of common stock, net ...............          9        41,765             --             --              --         41,774
Issuance of common stock for
     Fivemere acquisition ...................          1         2,564             --             --              --          2,565
Exercise of options for 1,453
     shares of common stock .................          8        17,214             --             --              --         17,222
Tax benefit for options exercised ...........         --         7,215             --             --              --          7,215
Issuance of 154 shares under
employee
     stock purchase plan ....................          1         3,322             --             --              --          3,323
Stock repurchased and retired ...............         --        (1,173)            --             --              --         (1,173)
Effect of foreign currency ..................         --            --             --            315              --            315
translation
Net income ..................................         --            --        144,485            --               --        144,485
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT FEBRUARY 29, 1996 ................        776       218,792        591,518         (1,049)           (151)       809,886
------------------------------------------------------------------------------------------------------------------------------------
Issuance of common stock, net ...............         15         8,562             --             --              --          8,577
Exercise of options for 1,345
     shares of common stock .................         10        18,012             --             --              --         18,022
Repayment of notes receivable ...............         --            --             --             --             151            151
Issuance of common stock for The
     OASys Group acquisition ................          2         6,955             --             --              --          6,957
Tax benefit for options exercised ...........         --         8,302             --             --              --          8,302
Stock split .................................        758            --           (758)            --              --             --
Issuance of 197 shares under
employee
     stock purchase plan ....................          2         6,206             --             --              --          6,208
Effect of foreign currency ..................         --            --             --          1,270              --          1,270
translation
Net income ..................................         --            --        222,125             --              --        222,125
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT FEBRUARY 28, 1997 ................      1,563       266,829        812,885            221              --      1,081,498
------------------------------------------------------------------------------------------------------------------------------------
Exercise of options for 1,751
     shares of common stock .................         18        18,196             --             --              --         18,214
Tax benefit for options exercised ...........         --         9,564             --             --              --          9,564
Issuance of 231 shares under
employee
     stock purchase plan ....................          2         6,245             --             --              --          6,247
Effect of foreign currency ..................         --            --             --            559              --            559
translation
Net loss ....................................         --            --       (127,062)            --              --       (127,062)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT FEBRUARY 28, 1998 ................     $1,583      $300,834       $685,823           $780              --       $989,020
------------------------------------------------------------------------------------------------------------------------------------



See accompanying notes to consolidated financial statements.

CABLETRON SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended February 28, 1998 and 1997 and February 29, 1996
(in thousands)

                                                                                        1998         1997         1996
                                                                                    --------     --------     --------

Cash flows from operating activities:
    Net income (loss) ..........................................................   ($127,062)    $222,125     $144,485
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Depreciation and amortization ...........................................      65,281       49,704       32,739
       Provision for losses on accounts receivable .............................       5,668        9,140          435
       Loss (gain) on disposal of property, plant and equipment ................        (285)          87           93
       Purchased research and development from acquisitions ....................     325,000          ---       67,750

       Deferred income taxes ...................................................    (160,868)     (22,933)     (38,766)
       Changes in assets and liabilities:
           Accounts receivable .................................................     (31,847)     (74,925)     (55,795)
           Inventories .........................................................     (74,491)     (37,669)     (46,500)
           Prepaid expenses and other assets ...................................       1,213       (1,709)     (17,508)
           Accounts payable and accrued expenses ...............................      83,471       52,661       60,688
           Income taxes payable ................................................     (36,591)      (7,653)       3,705
                                                                                    --------     --------     --------
              Net cash provided by operating activities ........................      49,489      188,828      151,326
                                                                                    --------     --------     --------

Cash flows from investing activities:
       Capital expenditures ....................................................     (74,264)     (94,368)     (63,322)
       Cash portion of business acquisition ....................................    (129,107)         ---      (74,645)

       Purchase of available-for-sale securities ...............................    (118,919)    (203,667)    (124,968)
       Purchase of held-to-maturity securities .................................     (37,228)    (247,855)    (205,852)
       Sales/maturities of marketable securities ...............................     269,344      424,308      236,393
                                                                                    --------     --------     --------
              Net cash used in investing activities ............................     (90,174)    (121,582)    (232,394)
                                                                                    --------     --------     --------

Cash flows from financing activities:
       Repayment of notes receivable from stockholders .........................         ---          151          218

       Repurchase of common stock ..............................................         ---          ---       (1,173)

       Tax benefit of options exercised ........................................      10,469        8,302        7,215
       Proceeds from sale of common stock ......................................         ---        8,577       41,774

       Common stock issued to employee stock purchase plan .....................       6,247        6,208        3,323
       Proceeds from exercise of stock options .................................      17,309       18,022       17,222
                                                                                    --------     --------     --------
              Net cash provided by financing activities ........................      34,025       41,260       68,579
                                                                                    --------     --------     --------

    Effect of exchange rate changes on cash ....................................      (1,090)         220          159
                                                                                    --------     --------     --------

    Net (decrease) increase in cash and cash equivalents .......................      (7,750)     108,726      (12,330)
    Cash and cash equivalents, beginning of year ...............................     214,828      106,102      118,433
                                                                                    --------     --------     --------
    Cash and cash equivalents, end of year .....................................    $207,078     $214,828     $106,103
                                                                                    ========     ========     ========

    Cash paid during the year for:
       Income taxes ............................................................    $ 57,941     $132,291     $142,733
                                                                                    ========     ========     ========

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

The Company has reinvested earnings of its foreign subsidiaries and, therefore, has not provided income taxes which could result from the remittance of such earnings. The unremitted earnings at February 28, 1998 amounted to approximately $152.2 million. Furthermore, any taxes paid to foreign governments on those earnings may be used, in whole for in part, as credits against the US tax on any dividends distributed from such earnings. It is not practicable to estimate the amount unrecognized deferred US taxes on these undistributed earnings.

(f) Net Income (Loss) Per Share

In February 1998, the Company adopted Financial Accounting Standards Board Statement No. 128, "Earnings Per Share," (FAS 128). All previously reported earnings per share information presented has been restated to reflect the impact of adopting FAS 128.

Under SFAS 128, basic net income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income (loss) per common share reflect the maximum dilution that would have resulted from the assumed exercise and share repurchase related to dilutive stock options and is computed by dividing net income (loss) by the weighted average number of common shares and all dilutive securities outstanding.

The  reconciliation of the denominators of the basic and diluted net income
(loss) per common  share  computations  for the  Company's  reported  net income
(loss) is as follows:

                                                  1998        1997       1996
                                                  ----        ----       ----
Weighted average number of
     shares outstanding - basic                157,686     157,207    151,525

Incremental shares from the
     assumed exercise of stock options             ---       3,726      3,646
                                               --------    --------   --------

Weighted average number of
     shares outstanding - diluted              157,686     158,933    155,171
                                               ========    ========   ========


(g)  Foreign Currency Translation and Transaction Gains and Losses

The Company's international revenues are denominated in either U.S. dollars or local currencies. For those international subsidiaries which use their local currency as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expense accounts at average exchange rates during the year. Resulting translation adjustments are recorded directly to a separate component of stockholders' equity. Where the U.S. dollar is the functional currency, amounts are recorded at the exchange rates in effect at the time of the transaction, any resulting translation adjustments, which were not material, are recorded in income.

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

(j)  Derivatives

The Company utilizes derivative financial instruments to reduce financial market risks. These instruments are used to hedge foreign currency exposures of underlying assets, liabilities and other obligations. The Company does not use derivative financial instruments for speculative or trading purposes. The Company's accounting policies for these instruments are based on the Company's designation of such instruments as hedging transactions. Gains and losses on currency forward contracts and options are recognized in income as incurred. Gains on option contracts are recognized in income when the contract matures, is terminated or is sold.

(k) Reclassifications

Prior year financial statements have been reclassified to conform to the 1998 presentation.

(l) Use of Estimates

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

(m)  New Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued Statement 130 (SFAS 130), "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Under this concept, certain revenues, expenses, gains and losses recognized during the period are included in comprehensive income, regardless of whether they are considered to be results of operations of the period. SFAS 130, which becomes effective for the Company in its fiscal year ending February 28, 1999, is not expected to have a material impact on the consolidated financial statements of the Company. The only additional item to be included in comprehensive income is the Company's cumulative translation adjustment.

In June 1997,  the Financial  Accounting  Standards  Board issued  Statement 131
(SFAS 131), "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report selected information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This Statement, becomes effective for the Company in its fiscal year ending February 28, 1999. The Company is in the process of determining the impact of SFAS 131 on its footnote disclosures.

In fiscal 1998, the Company adopted the American Institute of Certified Public Accountants' Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1) which establishes guidelines for the accounting for the costs of all computer software developed or obtained for internal use. Under SOP 98-1, certain payroll and related costs for Company employees working on the application of development stage projects as defined in the SOP for internal use computer software must be capitalized and amortized over the expected useful life of the software. This is substantially consistent with the Company's previous treatment, and accordingly, the adoption of SOP 98-1 did not have a material impact on the Company's results of operations in fiscal 1998.

Note (3)  Business Combinations

For acquisitions accounted for under the pooling-of-interests method, all financial data of Cabletron has been restated to include the historical financial data of these acquired companies. For acquisitions accounted for as purchases, Cabletron's consolidated results of operations include the operating results of the acquired companies from their acquisition dates. Acquired assets and liabilities were recorded at their estimated fair market values at the acquisition date and the aggregate purchase price plus costs directly attributable to the completion of acquisitions has been allocated to the assets and liabilities acquired.

On July 26, 1996, the Company acquired ZeitNet Inc., a privately held manufacturer of ATM products. Under the terms of the agreement, Cabletron issued approximately 3.3 million shares of common stock for all of the outstanding shares (and all shares issuable upon exercise of options) of ZeitNet in a transaction accounted for as a pooling of interests. In connection with the acquisition, the Company recorded special charges of $23.0 million.

On August 1, 1996, the Company acquired Network Express, Inc., a publicly held manufacturer of ISDN LAN switched access solutions. Under the terms of the agreement, Cabletron issued approximately 2.9 million shares of common stock for all of the outstanding shares (and all shares issuable upon exercise of options) of Network Express in a transaction accounted for as a pooling of interests. In connection with the acquisition, the Company recorded special charges of $20.0 million.

On December 11, 1996, the Company acquired Netlink Inc., a privately held manufacturer of frame relay products. Under the terms of the agreement, Cabletron issued approximately 3.8 million shares of common stock for all of the outstanding shares (and all shares issuable upon exercise of options) of Netlink in a transaction accounted for as a pooling of interests. In connection with the acquisition, the Company recorded special charges of $13.0 million.

On January 12, 1996, the Company acquired the Enterprise  Networks Business Unit
(ENBU) from Standard Microsystems Corporation. The acquisition was accounted for as a purchase and, accordingly, the acquired assets and liabilities were recorded at their estimated fair market values at the date of the acquisition. The cash portion of the purchase price was $74.6 million. In connection, with the acquisition, the Company recorded special charges of $85.7 million, consisting of the write-off of $67.8 million of in-process research and development and $17.9 million of other special charges which included adjustments to conform the ENBU accounting policies with the Company's accounting policies. The Company's consolidated results of operations include the operating results of the acquired business from its acquisition date. Pro forma financial information is not presented as it is not material to the consolidated financial statements.

On February 7, 1997, the Company acquired The OASys Group, Inc., a privately held developer of software targeted at managing telecommunications devices and connections used in high-speed, fiber-optic networks. Cabletron issued approximately 226,000 shares of common stock for all of the outstanding shares (and all shares issuable upon exercise of options) of OASys in a transaction accounted for as a purchase and, accordingly, the acquired assets and liabilities were recorded at their estimated fair market values at the date of acquisition. The total purchase price of $7.0 million included $6.7 million for in-process research and development and $0.3 million for special charges which included adjustments to conform the OASys accounting policies with the Company's accounting policies. The Company's consolidated results of operations include the operating results of the acquired business from its acquisition date. Pro forma financial information is not presented as it is not material to the consolidated financial statements.

On February 7, 1998, the Company acquired certain assets of the Network Products Group of Digital Equipment Corporation. Under the terms of the agreement, the purchase price was approximately $439.5 million, consisting of cash, product credits and liabilities resulting from the acquisition. In connection with the acquisition, the Company recorded special charges of $382.7 million ($325.0 million for in-process research and development and $57.7 million for integration costs). The Company's consolidated results of operations include the operating results of the acquired business from its acquisition date. The following unaudited pro forma combined results of operations for fiscal 1998 and fiscal 1997 have been prepared by combining the operational results of the two separate business units for these entire years. Accordingly, the special expenses totaling $382.7 million are not included in the results as these are unusual and not indicative of normal operating results. The following unaudited pro forma financial information is not necessarily indicative of results of operations that would have occurred had the transaction taken place at the beginning each fiscal year or of the future results of the combined companies.

(in thousands)                              1998              1997
                                            ----              ----

Net Sales                              $1,859,715       $2,004,586
Operating income                          199,916          344,696


The purchase price has been allocated to assets acquired and liabilities assumed based on fair market value at the date of acquisition. The purchase price is summarized as follows:

Cash paid for acquisition                       $129,107
Product credits granted                          302,500
Discount on product credits                      (11,691)
Accrued acquisition costs                         19,581
                                                --------
     Purchase price                             $439,497
                                                ========




 The  following  are  supplemental   disclosures  of  noncash   transactions  in
connection with the DNPG acquisition.

Fair value of assets acquired                  $126,188
In-process research and development             325,000
Accrued acquisition costs                       (19,581)
Product credits                                (302,500)
                                               --------
     Cash portion of acquisition               $129,107
                                               ========

 Note (4)  Investments

Investments are summarized as follows at February 28, 1998 and 1997:

(in thousands)                    1998                          1997
                    ----------------------------  ----------------------------
                                  Long                          Long
                      Current     Term     Total   Current      Term     Total
                     -------- --------   -------  --------  --------  --------

Held-to-maturity    $ 57,506  $ 14,896  $ 72,402  $ 84,261  $115,209  $199,470
Available-for-sale    59,473   108,376   167,849    81,135    72,872   154,007
                    --------  --------  --------  --------  --------  --------
         Total      $116,979  $123,272  $240,251  $165,396  $188,081  $353,477
                    ========  ========  ========  ========  ========  ========


The contractual maturities for the above securities are less than three years.


Note (5)  Inventories

 Inventories consist of the following at February 28, 1998 and 1997:

(in thousands)                            1998              1997
                                          ----              ----

Raw materials                          $105,099         $ 64,685
Work-in-process                          34,247           57,070
Finished goods                          170,321           75,683
                                       --------         --------
Total                                  $309,667         $197,438
                                       ========         ========



Note (6)  Property, Plant and Equipment

Property, plant and equipment consist of the following at February 28, 1998 and 1997:
                                                            Estimated useful
(in thousands)                      1998          1997          lives
                                    ----          ----      ----------------

Land and land improvements      $  3,093       $ 1,751             15 years
Buildings and building
   improvements                   61,699        38,015          30-40 years
Construction in progress             236           305                  ---
Equipment                        357,216       284,621            3-5 years
Furniture and fixtures            18,261        11,711            5-7 years
Leasehold improvements            15,030         9,448            3-5 years
Motor vehicles                     4,751         4,690            3-5 years

                                --------       --------
                                 460,286        350,541
Less accumulated depreciation
    and amortization             215,556        151,984
                                --------       --------
                                $244,730       $198,557
                                ========       ========

Note (7) Intangible Assets

Intangible assets consist of the following at February 28, 1998 and 1997.

                                                           Estimated
(in thousands)                           1998       1997   Useful Lives
                                         ----       ----   ------------

Goodwill                              $ 6,060     $1,439   7 - 10 years
Assembled work force acquired
  in business acquisition               6,500        ---   7 - 10 years
Patents and technologies acquired
  in business acquisition              25,000        ---    3 - 5 years
                                      -------     ------
                                       37,560      1,439
Less accumulated amortization             693        205
                                      -------     ------
                                      $36,867     $1,234
                                      =======     ======


Note (8)  Accrued Expenses

Accrued expenses consist of the following at February 28, 1998 and 1997:

(in thousands)                               1998              1997
                                             ----              ----

Salaries and benefits                    $ 25,152          $ 15,527
Deferred revenue                           74,414            50,041
Warranty                                   18,669            19,315
Other                                     116,827            50,325
                                         ---------         --------
      Total                              $235,062          $135,208
                                         ========          ========

Note (9) Long-Term Obligation

Long-term obligation consists of the following at February 28, 1998:

(in thousands)

Unused product credits                 $290,219
   less current portion                (157,719)
                                       --------
Long-term obligation                   $132,500
                                       ========

As a term of the Asset Purchase Agreement between the Company and Digital Equipment Corp., Digital received product credits of $302.5 million. These product credits may be used by Digital to purchase products that are ordered under the Reseller Agreement. First year product credits, of $170 million, may be used during the period beginning on the closing date (February 7, 1998) and ending on the first anniversary of the closing date (February 7, 1999). A total of $12.3 million of the first year product credits were used from closing date of the acquisition to the end of the fiscal year. The remaining $157.7 million must be used before February 7, 1999. Any first year product credits not expended in accordance with the preceding shall automatically expire and be of no further force or effect. Second year product credits of $132.5 million, may be used during the period beginning on the first anniversary of the closing date (February 7, 1999) and ending on the second anniversary of the closing date (February 7, 2000) requesting delivery at any time until thirty days after the end of the second year. Any second year product credits not expended shall automatically expire and be of no further force or effect immediately following the end of the second year.

Note (10)  Leases

The Company leases manufacturing and office facilities under noncancelable operating leases expiring through the year 2020. The leases provide for increases based on the consumer price index and increases in real estate taxes. Rent expense associated with operating leases was approximately $14,568,000, $12,179,000 and $10,265,000 for the years ended February 28, 1998 and 1997 and February 29, 1996, respectively.

Total future minimum lease payments under all noncancelable operating leases as of February 28, 1998, are as follows:

(in thousands)            Year

                          1999       $ 8,108
                          2000         5,163
                          2001         3,538
                          2002         2,720
                          2003         1,853
                   Thereafter          7,825
                                     -------
                                     $29,207
                                     =======



Note (11) Income Taxes

Income (loss) before income taxes is summarized as follows:

(in thousands)                                  1998        1997       1996
                                                ----        ----       ----

Total US domestic income (loss)            ($186,612)   $313,017   $173,515
Total foreign subsidiaries income (loss)     (33,891)     26,683     51,311
                                            --------    --------   --------
Total income (loss) before income taxes    ($220,503)   $339,700   $224,826
                                            ========    ========   ========

Tax expense (benefit) is summarized as follows:

Currently payable:
     Federal                                $ 55,782    $117,546    $92,109
     State                                    10,689      21,962     20,807
     Foreign                                     956       1,000     11,519
Deferred tax benefit                        (160,868)    (22,933)   (44,094)
                                            --------    --------    -------
     Tax expense (benefit)                 ($ 93,441)   $117,575    $80,341
                                            ========    ========    =======

The following is a reconciliation of the effective tax rates to the statutory federal tax rate:

                                                1998        1997       1996
                                                ----        ----       ----

Statutory federal income tax rate              (35.0%)      35.0%      35.0%
State income tax, net of federal tax benefit    (3.7)        3.6        3.8
Exempt income of foreign sales corporation,
     net of tax                                 (1.2)       (0.7)      (1.1)
Research and experimentation credit             (1.9)       (0.7)       ---
Foreign operations                               4.4        (2.7)      (1.6)
Other                                           (5.0)        0.1       (0.4)
                                                -----       -----      -----
                                               (42.4%)      34.6%      35.7%
                                                =====       =====      =====

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at February 28, 1998 and 1997 are presented below:

(in thousands)                                  1998        1997
                                                ----        ----
Deferred tax assets:
  Accounts receivable                        $  6,166    $ 4,996
  Inventories                                  37,415     33,859
  Property, plant and equipment                   200        ---
  Other reserves and accruals                  34,382      24,149
  Acquired research and development           165,292      29,262
  Domestic net operating loss carryforwards    27,213      27,213
  Foreign net operating loss carryforwards     23,715       5,636
                                             --------    --------
     Total gross deferred tax assets          294,383     125,115
  Less valuation allowance                    (45,914)    (38,381)
                                             --------    --------
     Net deferred tax assets                  248,469      86,734
                                             --------    --------
Deferred tax liabilities:
  Property, plant and equipment               (12,057)    (11,103)
                                             --------    --------
     Total gross deferred liabilities         (12,057)    (11,103)
                                             --------    --------
         Net deferred tax assets             $236,412     $75,631
                                             ========    ========


At February 28, 1998, the Company had domestic net operating loss (NOL) carryforwards for tax purposes of $63,775,000 and tax credit carryforwards of $1,219,000 expiring in fiscal 1999 through fiscal 2010. The NOL and credit carryforwards were acquired in the acquisitions of ZeitNet Inc., Network Express, Inc., Netlink, Inc. and The OASys Group, Inc. Approximately $28,200,000 of the above stated NOL amount is subject to a 382 limitation due to a prior ownership change and it is management's estimation that $24,800,000 will expire unused.

The net change in the total valuation allowance for the year ended February 28, 1998 was an increase of $7,533,000. The net change in total valuation allowance for the year ended February 28, 1997 was an increase of $4,619,000. In assessing the realizability of net deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowance at February 28, 1998.

Note (12) Financial Instruments and Concentration of Credit Risk

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

At February 28, 1998 and 1997, the Company had forward exchange contracts and purchased option contracts, all having maturities less than two years, in the contractual amount of $43 million (forward contracts $14 million and option contracts $29 million) and $69 million (forward contracts $31 million and option contracts $38 million), respectively.

The estimated fair value of the Company's option and forward contracts reflects the estimated amounts the Company would receive or pay to terminate the contracts at the reporting dates, thereby taking into account the current unrealized gains and losses on open contracts. These contracts did not have a material fair value at February 28, 1998 and 1997.

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

The carrying amounts of cash, cash equivalents, short-term investments, trade receivables, and current liabilities approximate fair value because of the short maturity of these financial instruments. Other assets include investments in other companies which are carried at the lower of cost or net realizable value.

For the year ended February 28, 1998, no single customer represented more than 4% of net sales. However, sales to the federal government accounted for approximately 13% of net sales for the year ended February 28, 1998. For fiscal 1997 and fiscal 1996 no single customer represented more than 3% and 4% net of sales,respectively. Net sales to the federal government in fiscal 1997 and fiscal 1996 accounted for approximately 12% and 15% net of sales, respectively.

Note (13)  Legal Proceedings

Since October 24, 1997, nine stockholder class action lawsuits have been filed against Cabletron and certain officers and directors of Cabletron in the United States District Court for the District of New Hampshire. The complaints allege that Cabletron and several of its officers and directors disseminated materially false and misleading information about Cabletron's operations and acted in violation of the Exchange Act during the period between March 3, 1997 and December 2, 1997. The complaints do not specify the amount of damages sought on behalf of the class. On March 3, 1998, the United States District Court for the District of New Hampshire granted the motion to consolidate the nine class action complaints against Cabletron and its officers and directors into one class action. Currently the Company does not have any estimate of the amount of damages or legal costs or damages (if any) that could be incurred in connection with this case.
Note (14)  Stock Plans

(a) Equity Incentive and Directors Plans

The Company has an Equity Incentive Plan which provides for the availability of 25,000,000 shares of common stock for the granting of a variety of incentive awards to eligible employees. As of February 28, 1998, the Company had issued 23,363,254 stock options under the Equity Incentive Plan, which were granted at fair market value at the date of grant, vest over a three to five year period and expire within six to ten years from the date of grant.

The Company has a Directors Option Plan which provides for the availability of 1,250,000 shares of common stock for purchase by nonemployee directors of the Company. The Directors Option Plan provides for issuance of options at their fair market value on the date of grant. The options vest over a period of three years and expire six years from the date of grant. A total of 376,000 stock options are outstanding under the Directors Option Plan at February 28, 1998.

A summary of option transactions under the two plans follows:

                                                         Weighted-Average
                                               Shares    Exercise Price
                                          ----------     ----------------
Options outstanding at February 28, 1995   7,857,226         $15.71
                                          -----------
Granted and assumed                        3,898,312          25.61
Exercised                                 (1,453,402)         11.13
Cancelled                                  (464,210)          21.97
                                          -----------
Options outstanding at February 29, 1996   9,837,926          20.02
                                          -----------
Granted and assumed                        6,619,763          29.67
Exercised                                 (1,345,415)         12.50
Cancelled                                 (1,516,856)         24.59
                                          -----------
Options outstanding at February 28, 1997  13,595,418          20.02
                                          -----------
Granted and assumed                        5,015,000          23.11
Exercised                                 (1,751,391)         10.40
Cancelled                                 (1,979,936)         29.45
                                          -----------
Options outstanding at February 28, 1998  14,879,091         $25.45
                                          ===========
Options exercisable at February 28, 1998   4,134,623         $22.99
                                          ===========


The following table summarizes information concerning currently outstanding and exercisable options as of February 28, 1998:

                                    Weighted-
                                      average   Weighted-             Weighted-
                                    remaining     average               average
     Range of       Options         contractual  exercise     Options  exercise
  exercise prices   Outstanding      life(years)    price exercisable    price
  ---------------   -----------    ------------- -------- ----------- ---------
     $0.00 - 6.30        282,555        4.5        $ 2.32     230,563    $ 2.50
     6.30 - 12.61        582,424        3.8          9.52     580,754      9.51
   12.601 - 18.91      1,827,992        9.6         14.71      30,886     17.97
    18.91 - 25.22      2,473,212        5.6         22.51   1,539,323     22.40
    25.22 - 31.52      8,703,164        8.2         29.09   1,616,135     30.58
    31.52 - 37.82        577,660        8.9         32.99      35,590     34.04
    37.82 - 44.13        406,320        8.1         40.43      91,240     40.40
    44.13 - 50.43         25,764        7.8         45.93      10,132     46.06
                      ----------        ---        ------   ---------    ------
                      14,879,091        7.7        $25.45   4,134,623    $22.99
                      ==========        ===        ======   =========    ======

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option and employee stock purchase plans, accordingly, no compensation expense has been recognized in the consolidated financial statements for such plans. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS 123, "Accounting for Stock-based Compensation," the Company's net income (loss) would have been reduced (increased) to the pro forma amounts indicated below:

(in thousands)                        1998          1997          1996
                                      ----          ----          ----

Net income (loss)   As reported  ($127,062)      222,125      $144,485
                      Pro forma  ($152,684)      207,109      $121,302

The effect of applying SFAS 123 as shown in the above pro forma disclosure is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to fiscal 1996.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model, with the following assumptions used for grants in fiscal 1998, 1997 and 1996:

                                    1998             1997              1996
                                    ----             ----              ----

Risk-free interest rates            6.13%            6.18%             6.18%
Expected option lives               3.8 years        3.7 years         3.7 years
Expected volatility                 60.37%           63.97%            63.97%
Expected dividend yields            6.06%            6.42%             6.42%

In February 1998, employees holding outstanding stock options with a value exceeding $14.6875 per option were given the right to have their stock options canceled and repriced to $14.6875 per option. The repriced options will vest over a period of one to five years from December 4, 1997. At February 28, 1998, the Company had not received sufficient responses from the option holders to reasonably estimate the number of options that will be canceled and repriced.

(b)  Employee Stock Purchase Plans

The Company has two Employee Stock Purchase Plans (ESPP) which provide for the combined availability of 4,500,000 shares of common stock to be purchased by employees who have completed a minimum period of employment. Under the 1989 ESPP, employees must be continuously employed for a period of six months and under the 1995 ESPP employees must be continuously employed for a period of two years. Under these plans, options are granted to eligible employees twice yearly and are exercisable through the accumulation of employee payroll deductions from two to ten percent of employee compensation as defined in the plan, to a maximum of $4,068 annually, for each plan, (adjusted to reflect increases in the consumer price index) which may be used to purchase stock at 85 percent of the fair market value of the common stock at the beginning or end of the option period, whichever amount is lower. In fiscal 1998, 231,326 shares were purchased at a weighted average price of $27.00 (197,262 at $31.47 and 153,768 at $21.43, for fiscal 1997 and fiscal 1996, respectively). The remaining balance of both ESPPs for purchase by employees at February 28, 1998 was 3,381,743 shares.

Note (15) Realignment

On December 16, 1997 the Company announced a global initiative to better align the Company's business strategy with its focus in the enterprise and service provider markets. The realignment is intended to better position the Company to provide more solutions-oriented products and service; to increase its distribution of products through third-party distributors and resellers; to improve its position internationally, and to aggressively develop partnership and acquisition opportunities. The Company incurred a charge in the fourth quarter of fiscal 1998 of $35.0 million ($21.5 million, net of tax) related to the realignment. The realignment included general expense reduction through the elimination of duplicate facilities, consolidation of related operations, reallocation of resources, including the elimination of certain existing projects, and personnel reduction. The Company has completed most of these reductions. Accrued liabilities at February 28, 1998 includes $4.8 million relating to severence costs associated with 350 eliminated positions. The expense reductions associated with the realignment are intended to yield approximately $40 million in total annualized savings, beginning the fourth quarter of fiscal 1998.

Note (16) Geographic Area Information
(in thousands)

                                                    % of                    % of                  % of
                                         1998      Total         1997      Total        1996     Total
                                         ----      -----         ----      -----        ----     -----
Net Sales:
US ..............................  $  923,251       67.0%  $  998,384      71.0%   $  771,179      70.1%
Direct Foreign Export ...........      59,793        4.3       38,457       2.7        35,378       3.2
                                   ----------      -----   ----------     -----    ----------     -----
Total US Source .................     983,044       71.4    1,036,841      73.7       806,557      73.3
Europe ..........................     281,224       20.4      273,972      19.5       215,796      19.6
Other (1) .......................     113,062        8.2       95,739       6.8        77,996       7.1
                                   ----------      -----   ----------      -----   ----------     -----
     Total Sales ................  $1,377,330      100.0%  $1,406,552     100.0%   $1,100,349     100.0%
                                   ==========      =====   ===========    =====    ==========     =====

Income (loss) from Operations:
US ..............................   ($207,433)      86.8%    $282,480      88.2%     $169,103      81.7%
Europe ..........................      (5,026)       2.1       29,877       9.3        33,834      16.4
Other (1) .......................     (26,622)      11.1        7,921       2.5         3,998       1.9
                                    ---------       -----    --------     ------     --------      -----
     Total Income (loss) from
        Operations ..............   ($239,081)     100.0%    $320,278     100.0%     $206,935     100.0%
                                     ========      =====     ========     =====      ========     =====

Identifiable Assets:
US ..............................  $1,335,314       83.0%  $1,122,762      85.9%     $841,979      84.4%
Europe ..........................     174,829       11.0      119,527       9.2       115,949      11.7
Other(1) ........................      96,184        6.0       64,566       4.9        38,980       3.9
                                   ----------      -----   ----------     -----      --------     -----
     Total Assets ...............  $1,606,327      100.0%  $1,306,855     100.0%     $996,908     100.0%
                                   ==========      =====   ==========     =====      ========     =====

(1) Includes Australia, Latin America and the Pacific Rim countries.


Note (17) Quarterly Financial Data (unaudited)

(in thousands, except per share amounts)

                                                 Income
                                                 (Loss)
                          Net        Gross         from           Net    Income (Loss)
                        Sales       Profit   Operations  Income (Loss)       Per Share    (a)
1998
First Quarter .....$  362,688     $209,127     $ 84,596      $ 58,825            $0.37
Second Quarter ....   371,293      212,261       82,434        57,587             0.36
Third Quarter .....   331,827      167,574       25,500        19,898             0.12
Fourth Quarter ....   311,522      142,578     (431,611)     (263,372) (b)       (1.66)
                   ----------     --------     --------     ---------            -----
Total Year ........$1,377,330     $731,540    ($239,081)    ($127,062)          ($0.81)
                   ==========     ========     ========     =========            =====

1997
First Quarter .....$  323,499     $190,645     $ 85,672      $ 57,139            $0.37
Second Quarter ....   340,940      202,085       50,141        36,908 (c)         0.24
Third Quarter .....   361,558      213,959       99,029        67,742             0.44
Fourth Quarter ....   380,555      224,756       85,436        60,336 (d)         0.39
                   ----------     --------     --------      --------            -----
Total Year ........$1,406,552     $831,445     $320,278      $222,125            $1.42
                   ==========     ========     ========      ========            =====

(a) Due to rounding some totals will not add.
(b) Includes $417.7 million special charge related to the acquisition of Digitial's Network Products Group and the strategic alignment plan, $382.7 million and $35.0 million, respectively.
(c) Includes $43.0 million special charge related to the acquisitions of ZeitNet and Network Express. (d) Includes $20.0 million special charge related to the acquisitions of Netlink and OASys.
(d) Includes $20.0 million special charge related to the acquisitions of Netlink and OASys.

Note (18) Subsequent Event

On March 17, 1998 the Company acquired Yago Systems, Inc. ("Yago"), a privately held manufacturer of wire speed routing and layer-4 switching products and solutions. Under the terms of the merger agreement, the Company issued 6.1 million shares of Cabletron common stock to the former shareholders of Yago in exchange for all of the outstanding shares of stock of Yago not then owned by the Company. In addition, the Company assumed stock options for approximately
2.1 million shares of its common stock. Prior to the closing of the acquisition, Cabletron held approximately twenty-five percent of Yago's capital stock. The Company also agreed, pursuant to the terms of the merger agreement, to issue up to 5.5 million shares of Cabletron common stock to the former shareholders of Yago in the event the shares originally issued in the transaction do not attain a market value of $35 per share eighteen months after the closing of the transaction.

INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Cabletron Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Cabletron Systems, Inc. and subsidiaries as of February 28, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended February 28, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cabletron Systems, Inc. and subsidiaries as of February 28, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended February 28, 1998, in conformity with generally accepted accounting principles.



                                    KPMG Peat Marwick LLP




Boston, Massachusetts
March 23, 1998

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

                                    PART III


ITEM 10.  Directors and Executive Officers of the Registrant

Information relating to the Directors of the Company is set forth in the section entitled "Election of Directors," appearing in the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders ("Proxy Statement"), which is incorporated herein by reference. Information relating to the executive officers of the Company is included in Item 4a, "Executive Officers of the Registrant," appearing in Part I hereof. Information with respect to directors and executive officers who failed to timely file reports required by Section 16(a) of the Securities Exchange Act of 1934 may be found in the Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance." Such information is incorporated herein by reference.

ITEM 11. Executive Compensation

See the information set forth in the section entitled "Executive Compensation," appearing in the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

See the information set forth in the section entitled "Election of Directors - Beneficial Ownership," appearing in the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 13.  Certain Relationships and Related Transactions

See the information set forth in the section entitled "Certain Transactions," appearing in the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders, which is incorporated herein by reference.

PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 10-K

(a)      Documents filed as part of this report:

 1.      Consolidated financial statements (see item 8)

         The consolidated financial statements of Cabletron Systems, Inc. can be found in this document on the following pages:

                                                                      page(s)

         Independent Auditors' Report                                    38

         Consolidated Balance Sheets at February 28, 1998
          and February 28, 1997                                          21

         Consolidated Statements of Operations for fiscal years
          1998, 1997 and 1996                                            22
         Consolidated Statements of Stockholders' Equity for
          fiscal years 1998, 1997 and 1996                               23

         Consolidated Statements of Cash Flows for fiscal years
         1998, 1997 and 1996                                             24
         Notes to Consolidated Financial Statements                      25-37


 2.      Consolidated financial statement schedule

         The consolidated financial statement schedule of Cabletron Systems, Inc. is included in Part IV of this report:

          Independent Auditors' Report                                   38

          Schedule II - Valuation and Qualifying Accounts                44

         All other schedules have been omitted since they are not required, not applicable or the information has been included in the consolidated financial statements or the notes thereto.

3.      Exhibits

        The  following   exhibits  unless  herein  filed  are  incorporated  by
        reference.

3.1     Restated  Certificate of  Incorporation  of Cabletron  Systems,
        Inc.,  a  Delaware   corporation,   which  is  incorporated  by
        reference  to  Exhibit  3.1  of  the   Company's   Registration
        Statement on Form S-1, No.33-28055, (the First Form S-1).
3.2 Certificate of Correction of the Company's Restated Certificate of Incorporation, which is incorporated by reference to Exhibit 3.1.2 of the Company's Registration Statement on Form S-1, No. 33-42534 (the
        Third  Form  S-1).  3.3   Certificate  of  Amendment  of  the  Restated
        Certificate of Incorporation of Cabletron Systems, Inc., incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on For S-3, No. 33-54466, (the First Form S-3).
3.4     Amended  bylaws  of  Cabletron   Systems,   Inc., which is
        incorporated   by  reference  to  Exhibit  3.2  of  the  Company's
         Registration Statement on the Third Form S-1.
4.1 Specimen stock certificate of Cabletron Stock (incorporated by reference to Exhibit 4.1 of Cabletron's Registration Statement on
        Form S-1, No.33-28055.
10.1 1989 Restricted Stock Purchase Plan, which is incorporated by reference to Exhibit 10.1 of the First Form S-1.
10.2    1989 Restricted Stock Plan, which is incorporated by reference to
        Exhibit 10.2 of the First Form S-1.
10.3 1989 Equity Incentive Plan, as amended, which is incorporated by reference to Exhibit 4 of the Company's Registration Statement on
        Form S-8, No. 33-50454.
10.4    1989  Employee  Stock   Purchase  Plan,  as  amended,   which  is
        incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8, No. 33-31572.
10.5 1989 Stock Option Plan for Directors, as amended, which is incorporated by reference to Exhibit 10.5 of the Third Form S-1.
10.6 Agency Agreement between the Registrant and International Cable Networks Inc., which is incorporated by reference to Exhibit 10.6 of the First Form S-1.
10.7    Modification dated  October  1990,  of the  Blue,  Inc.  Lease, relating to leased premises in Ironton, Ohio, which is incorporated by reference to Exhibit 10.8 of the First Form S-3.
10.8 Lease dated October 19, 1992 between the Registrant and Heidelberg Harris, Inc., relating to leased premises in Durham, New Hampshire, which is incorporated by reference to Exhibit 10.9 of the First
        Form S-3.
10.9    Lease dated  December 1, 1991 between the Registrant and George
        L. Beattie, Ruth V. Blomstedt and Dan A. Wooley, as trustees of the Execpark Realty Trust, relating to leased premises in Merrimack, New Hampshire, which is incorporated by reference to
        Exhibit 10.10 of the First Form S-3.
10.10   Lease  dated July 3, 1992  between the  Registrant  and Shannon
        Free Airport  Development  Company Limited,  relating to leased
        premises  in  Limerick,   Ireland,  which  is  incorporated  by
        reference to Exhibit 10.12 of the Company's Registration Statement on the First Form S-3.
10.11   Lease dated July 15, 1996 between the Registrant and the Lawrence
        County Economic Development Corporation, relating to leased premises in Ironton, Ohio (Incorporated by Reference to Exhibit 10.11 of the Registrant's Form 10-K of May 30, 1997).
10.12   Credit Agreement dated March 7, 1997,  between the Registrant and the Chase Manhattan Bank, as administrative agent, the First National Bank of Chicago, as syndication agent and certain other lenders relating to the Company's $250,000,000 revolving credit facility (Incorporated by Reference to Exhibit 10.11 of the Registrant's
        Form 10-K of May 30, 1997).
10.13   Asset  Purchase  Agreement  among  the  Registrant,   Ctron
        Acquisition,  Inc. and Digital Equipment  Corporation  ("Digital")
        dated as of November 24, 1997 (the "Asset Purchase Agreement") (Incorporated by Reference to Exhibit 2.1 of the Registrant's Form
        10-Q of January 14, 1998).
10.14   Reseller  and Services  Agreement  dated as of November 24, 1997
        between  the  Registrant   and  Digital  (the   "Reseller   Agreement")
        (Incorporated by Reference to 10.1 of the Registrant's Form 10-Q of January 14, 1998). 10.15 Employment Agreement between the Registrant and Donald B. Reed dated as of August 6, 1997
        (Incorporated  Reference  to Exhibit  10.1 of the  Registrant's
        Form 10-Q of October 15, 1997).
10.16 First Amendment to Asset Purchase Agreement dated as of February 7, 1998 by and among the Registrant, Ctron Acquisition, Inc. and Digital (Incorporated by Reference to Exhibit 2.2 of the Registrant's Form 8-K/A of March 4, 1998).
10.17   Amendment No. One to Reseller Agreement dated as of February 7,
        1998 by and between the Registrant and Digital (Incorporated by Reference to Exhibit 10.2 of the Registrant's Form 8-K/A of
        March 4, 1998).
10.18   Letter agreement  between the Registrant and Donald B. Reed dated as of March 30, 1998. 11.1 Statement regarding computation of per share earnings.
22.1    Subsidiaries of Cabletron Systems, Inc.
23.1    Consent of Independent Auditors.
27      Financial Data Schedule

(b) The Registrant filed on form 8-K during the last quarter of the fiscal year ended February 28, 1998, as follows:

     The Company filed this report on form 8-K to disclose certain information related to its acquisition of Network Products Business Unit of Digital Equipment Corporation.

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Cabletron Systems, Inc.:

Under date of March 23, 1998, we reported on the consolidated balance sheets of Cabletron Systems, Inc. and subsidiaries as of February 28, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended February 28, 1998. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedule as listed in item 14(a)2 of this Form 10-K. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

In our opinion, the consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





                                         KPMG Peat Marwick LLP


Boston, Massachusetts
March 23, 1998

                                   SCHEDULE II

                             CABLETRON SYSTEMS, INC.

                        VALUATION AND QUALIFYING ACCOUNTS

        For Years Ended February 28, 1998 and 1997 and February 29, 1996

                                 (in thousands)

                                                      Amounts
                                                  attributable
                      Balance at                 to changes in                    Balance
                       beginning   Charged to          foreign        Amounts      at end
Description            of period      expense   currency rates    written off   of period

Allowance for
doubtful accounts

February 28, 1998        $15,476      $11,615            ($81)       ($5,967)     $21,043

February 28, 1997         $6,655      $10,698             ($1)       ($1,876)     $15,476

February 29, 1996         $6,190       $2,725              $1        ($2,261)      $6,655

Signatures

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CABLETRON SYSTEMS, Inc.




Date:      May 28, 1998                 By: /s/ Craig R. Benson
           ------------                     -------------------
                                            Craig R. Benson
                                            Chairman, President, Chief Executive
                                             Officer and Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Titles                                   Date


/s/ Craig R. Benson           Chairman, President,                 May 28, 1998
------------------------       Chief Executive Officer,            ------------
Craig R. Benson                Treasurer and Director

/s/ David J. Kirkpatrick      Corporate Executive Vice President   May 28, 1998
------------------------       of Finance and Chief Financial      ------------
David J. Kirkpatrick           Officer

/s/ Michael D. Myerow         Secretary and Director               May 28, 1998
------------------------                                           ------------
Michael D. Myerow

/s/ Paul R. Duncan            Director                             May 28, 1998
------------------------                                          ------------
Paul R. Duncan

/s/ Donald F. McGuinness      Director                             May 28, 1998
------------------------                                           ------------
Donald F. McGuinness

/s/ Donald B. Reed            Director                             May 28, 1998
------------------------                                           ------------
Donald B. Reed

                                  EXHIBIT INDEX


Exhibit No.   Exhibit
                                                                    Page No.

10.18         Letter agreement between Registrant and Donald B.
              Reed dated march 30, 1998                                 55

11.1          Statement regarding computation of per share
              income (loss)                                             47

22.1          Subsidiaries of Cabletron Systems, Inc.                   48

23.1          Consent of Independent Auditors                           49

27            Financial Data Schedule                                   54



                                                  EXHIBIT 11.1

                                             CABLETRON SYSTEMS, INC.

                              STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS (LOSS)

                        For Years Ended February 28, 1998 and 1997 and February 29, 1996

                                                         1998             1997             1996
                                                      -------          -------          -------
(in thousands, except per share data)

Net Income (Loss) Per Common Share - (basic)

Net income (loss)                                    ($127,062)       $222,125         $144,485
                                                      ========        ========         ========

Weighted average number of  common shares
     outstanding                                        157,686        155,207          151,525
                                                      =========       ========         ========

Net income (loss) per common share                   ($    0.81)      $   1.43         $   0.95
                                                      =========       ========         ========


Net Income (Loss) Per Common Share - (diluted)

Net income (loss)                                     ($127,062)      $222,125         $144,485
                                                       ========       ========         ========

Weighted average number of  common shares
     outstanding                                        157,686        155,207          151,525

Add net additional common shares upon exercise of
     common stock options                                   ---          3,726            3,646
                                                        -------       --------         --------

Adjusted average common shares outstanding              157,686        158,933          155,171
                                                       ========        =======         ========

Net income (loss) per common share                    ($   0.81)       $  1.40         $   0.93
                                                       ========        =======         ========

                                  EXHIBIT 22.1

                     SUBSIDIARIES OF CABLETRON SYSTEMS, INC.

             Cabletron Systems de Argentina S.A. (Argentina)
             Cabletron Systems Pty. Limited (Australia)
             Ctron Acquisition, Inc. dba Digital Network Products Group,
                    A Cabletron Systems, Inc. Company (Delaware)
             Cabletron Systems do Brasil Representacoes Ltda. (Brazil)
             Cabletron Systems of Canada Limited (Canada)
             Cabletron Systems Chile (Chile)
             Cabletron Systems de Colombia Ltda. (Colombia)
             Cabletron Systems Inc. - Organizaoni Slozka (Czech Republic) Cabletron Systems Acquisition, Inc. (Delaware)
             Cabletron Systems Government Sales, Inc. (Delaware) Cabletron Insurance Company (Vermont)
             Cabletron Systems Sales & Service, Inc. (Delaware)
             Cabletron Systems, Inc. of USA (China)
             Cabletron Systems Ltd. (England)
             Cabletron Systems S.A. (France)
             International Cable Networks, Inc. (Virgin Islands) Cabletron Systems, GmbH (Germany)
             Cabletron Systems Limited (Bermuda)
             Cabletron Systems (Distribution) Limited (Ireland)
             Cabletron Systems Inc. (Hong Kong)
             Cabletron Systems S.r.l. (Italy)
             Cabletron Systems, K.K. (Japan)
             Cabletron Systems, Pte Ltd  (Korea)
             Cabletron Systems Sdn Bhd (Malaysia)
             Cabletron Systems, S.A. de C. V. (Mexico)
             Cabletron Systems Benelux, B.V. (Netherlands)
             Netlink, Inc. (Delaware)
             Netlink, Ltd (UK)
             Network Express, Inc. (Michigan)
             Network Express GmbH (Germany)
             Network Express K.K. (Japan)
             Network Express Europe Limited (UK)
             The OASys Group, Inc. (California)
             Cabletron Systems, Pte Ltd. (Singapore)
             Cabletron Systems S.A.  (Spain)
             Cabletron Systems, A.B. (Sweden)
             Cabletron Systems AG (Switzerland)
             Cabletron Systems de Venezuela C.A. (Venezuela)
             Fivemere Ltd (UK)
             Fivemere Asia-Pacific Singapore Limited
             Fivemere Developments Limited
             ZeitNet Inc. (California), a Cabletron Systems, Inc Company ZeitNet India Private Limited (India)
             Twister Acquisitions, Inc.
             Yago Systems, Inc.

                                  EXHIBIT 23.1



                         CONSENT OF INDEPENDENT AUDITORS


The Board of Directors
Cabletron Systems, Inc.:

We consent to incorporation by reference in the registration statements (Nos. 33-50454, 33-31572, 33-50753, 33-21391, 33-17557, 33-09403, 33-09029, 33-96060,
33-96058, 33-33454 and 33-42490) on Form S-8 of Cabletron Systems, Inc. of our reports dated March 23, 1998, relating to the consolidated balance sheets of Cabletron Systems, Inc. and subsidiaries as of February 28, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows and the related schedule for each of the years in the three-year period ended February 28, 1998, which reports are included in the February 28, 1998 Annual Report to Stockholders on Form 10-K of Cabletron Systems, Inc.






                                       KPMG Peat Marwick LLP




Boston, Massachusetts
May 29, 1998

DIRECTORS AND OFFICERS

Board of Directors                                            Officers

Craig R. Benson                         Craig R. Benson
Chairman of the Board, President,       Chairman of the Board, President,
Chief Executive Officer and Treasurer   Chief Executive Officer and Treasurer
Cabletron Systems, Inc.
                                        John d'Auguste
Michael D. Myerow                       President of Operations
Partner in law firm of Myerow & Poirier
                                        Christopher J. Oliver
Paul R. Duncan                          Executive Vice President Worldwide
Executive Vice President                Engineering and Chief Technology Officer
Reebok International, Ltd
                                        David J. Kirkpatrick
Donald F. McGuinness                    Corporate Executive Vice President of
Chairman of the Board,                  Finance and Chief Financial Officer
Electronic Designs, Inc.
                                        Allen L. Finch
Donald B. Reed                          Senior Vice President, Marketing and
Consultant                              Corporate Strategy

                                        Guilio M. Gianturco
                                        President, Digital Network Products
                                        Group and Channels

                                        Linda H. Pepin
                                        Senior Vice President, Human Resources

                                        Michael D. Myerow
                                        Secretary

STOCKHOLDER INFORMATION


Annual Meeting of Stockholders           Transfer Agent
The Annual Meeting of Stockholders will  State Street Bank and Trust Company is
take place at 10:00 a.m. on Thursday,    the Transfer Agent and Registrar of the
July 9, 1998 at the Frank Jones Center,  Company's common stock. Inquiries
400 Route One By-Pass, Portsmouth,       regarding lost certificates, change of
NH 03801.                                address, name or ownership should be
                                                   addressed to:
Stockholder Inquiries                              BankBoston, NA
Inquiries relating to financial                    Boston EquiServe
informationof Cabletron Systems, Inc.              P.O. Box 8040
should be addressed to:                            Boston, MA 02266-8040
   Cabletron Systems, Inc.
   Investor Relations                     Independent Auditors
   PO Box  5005                           KPMG Peat Marwick LLP
   Rochester, NH 03866-5005               99 High Street
   Telephone: (603) 337-4225              Boston, MA 02110
   Facsimile:   (603) 332-4004
                                          Legal Counsel
Listing                                   Ropes & Gray
Cabletron Systems, Inc. common stock is   One International Place
traded on the New York Stock Exchange -   Boston, MA 02110
symbol CS.

WORLDWIDE LOCATIONS


Corporate Headquarters

Cabletron Systems, Inc.
Rochester, NH
Phone: (603) 332-9400

North America

ALABAMA
Birmingham
Phone: (205) 733-1772

ALASKA
Anchorage
Phone: (907) 563-5679

ARIZONA
Phoenix
Phone: (602) 953-8500

CALIFORNIA
Los Angeles
Phone: (310) 966-1918

Irvine
Phone: (714) 852-4126

Los Gatos
Phone: (408) 872-0203

Sacramento
Phone: (916) 449-9622

San Diego
Phone: (619) 497-2546

San Jose
Phone: (408) 383-1550

Santa Clara
Phone: (408) 986-9100

COLORADO
Denver
Phone: (303) 331-0990

CONNECTICUT
Hartford
Phone: (860) 947-7684

FLORIDA
Ft. Lauderdale
Phone: (954) 928-0028

Tallahassee
Phone: (904) 309-0212

Tampa
Phone: (813) 282-1227

GEORGIA
Atlanta
Phone: (770) 395-9909


HAWAII
Honolulu
Phone: (808) 532-9830

IDAHO
Post Falls
Phone: (208) 773-1711

ILLINOIS
Chicago
Phone: (773) 399-6000

INDIANA
Indianapolis
Phone: (317) 587-1600

KANSAS
Overland Park
Phone: (913) 327-1207

LOUISIANA
New Orleans
Phone: (504) 836-5526

MARYLAND
Baltimore
Phone: (410) 385-5224

MICHIGAN
Ann Arbor
Phone: (313) 761-5005

MINNESOTA
Minnetonka
Phone: (612) 449-5214

MISSOURI
St. Louis
Phone:( 314) 542-3142

NEBRASKA
Omaha
Phone: (402) 496-9390

NEVADA
Las Vegas
Phone: (702) 892-3775

NEW YORK
New York
Phone: (212) 643-9560

Albany
Phone: (518) 432-1798

Pittsford
Phone: (16) 249-4604

NORTH CAROLINA
Durham
Phone: (919) 484-8381

Charlotte
Phone: (704) 329-0003

Greensboro
Phone: (910) 299-2928

OHIO
Cincinnati
Phone: (513) 762-7646

Cleveland
Phone: (216) 573-3709

Columbus
Phone: (614) 785-6416

Dayton
Phone: (937) 438-9709

OKLAHOMA
Tulsa
Phone: (918) 492-2895

OREGON
Lake Oswego
Phone: (503) 968-6919

PENNSYLVANIA
Erie
Phone: (814) 454-5755

Philadelphia
Phone: (215) 239-2200

Pittsburgh
Phone: (412) 928-4999

RHODE ISLAND
Lincoln
Phone: (401) 334-1600

SOUTH CAROLINA
Columbia
Phone: (803) 788-0120

TENNESSEE
Nashville
Phone: (615) 859-7797

TEXAS
Austin
Phone: (512) 794-9166

Dallas
Phone: (972) 661-1049

Houston
Phone: (713) 871-3134

San Antonio
Phone: (210) 344-7241

UTAH
Salt Lake City
Phone: (801) 350-9480

WORLDWIDE LOCATIONS CONTINUED


VIRGINIA
Herndon
Phone: (703) 736-9100

Richmond
Phone: (804) 323-0291

WASHINGTON
Bellevue
Phone: (206) 637-2977

WISCONSIN
Milwaukee
Phone: (414) 221-0475

Madison
Phone: (608) 273-9192

PUERTO RICO
Guaynabo
Phone: (787) 273-6770

Canada

CALGARY
Calgary
Phone: (403) 231-2802

VANCOUVER
Vancouver
Phone: (604) 688-2550

OTTAWA
Ottawa
Phone: (613) 782-2320

TORONTO
Mississauga
Phone: (905) 673-8807

MONTREAL
Montreal
Phone: (514) 395-4949

EUROPE

BELGIUM
Brussells
Phone: 011-32-2467-3050

CZECH REPUBLIC
Praha
Phone: 011-42-2-2423-8123

ENGLAND
Berkshire
Phone: 011-44-1635-580000

London
Phone: 011-44-171-312-0210






Cheshire
Phone: 011-44-1928-579013

FRANCE
Paris
Phone: 011-33-148-947072

GERMANY
Berlin
Phone: 011-49-30-399-79598

Dusseldorf
Phone: 011-49-211-965-680

Frankfurt
Phone: 011-49-610-39910

Heidelberg
Phone: 011-46-6221-163544

Munich
Phone: 011-46-89-3177450

HUNGARY
Budapest
Phone: 011-36-1226-1803

ITALY
Assago
Phone: 011-39-2-892-2021

NETHERLANDS
Woerden
Phone: 011-31-348-486777

POLAND
Warsaw
Phone: 011-48-22644-0618

RUSSIA
Moscow
Phone: 011-7501-258-7673

SCOTLAND
Sterling
Phone: 011-44-1786-449-264

SPAIN
Madrid
Phone: 011-34-1326-4320

SWEDEN
Taby
Phone: 011-46-8792-6040

SWITZERLAND
Zurich
Phone: 011-41-1308-3610

TURKEY
Istanbul
Phone: 011-90-212-213-1690




Latin America

ARGENTINA
Buenos Aires
Phone: 011-54-13-42777

BRASIL
Sao Paulo
Phone: 011-55-11-5506-2888

Rio de Janeiro
Phone: 011-55-21-532-1504

Curitiba
Phone: 011-55-41-232-7154

Centro Empresarial
Phone: 011-55-61-314-1371

CHILE
Santiago
Phone: 011-56-2203-3733

COLUMBIA
Santa fe de Bogata
Phone: 011-571-623-7272

MEXICO
Mexico City
Phone: 011-525-490-3400

Monterrey
Phone: 011-528-335-9230

VENEZUELA
Caracas
Phone: 011-582-793-8385

Pacific Rim

AUSTRALIA
Melbourne
Phone: 011-61-3526-3639

Milton
Phone: 011-61-7367-1750

Turner
Phone: 011-61-6-257-2422

Sydney
Phone: 011-61-29950-5900

CHINA
Beijing
Phone: 011-86-10-6849-2748

Shanghai
Phone: 011-86-21-6248-1120




WORLDWIDE LOCATIONS CONTINUED


HONG KONG
Wanchai
Phone: 011-852-539-6882

INDIA
Bangalore
Phone: 011-91-80-2273130

Bombay
Phone: 011-91-22-835-2124

New Delhi
Phone: 011-91-11-462-1586

JAPAN
Tokyo
Phone: 011-81-3-3240-1981

KOREA
Seoul
Phone: 011-822-649-0700

MALAYSIA
Penang
Phone: 011-604-657-4937

Selangor
Phone: 011-60-3754-4388

NEW ZEALAND
Auckland
Phone: 011-649-273-5060

Wellington
Phone: 011-644-384-5186

SINGAPORE
The Cavendish
Phone: 011-65-775-5355

TAIWAN
Taipei Hsien
Phone: 011-886-2-648-7641

THAILAND
Bangkok
Phone: 011-662-661-9238

Middle East

SAUDI ARABIA
Phone: 011-9661-462-0101

Africa

SOUTH AFRICA
Johannesburg
Phone: 011-27-11-706-8480