Form 10-Q
period 1998-05-31
CABLETRON SYSTEMS INC
filed 1998-07-15
CIK 846909

SECURITIES AND EXCHANGE COMMISSION
                             Washington , D.C. 20549

                                    Form 10-Q

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended May 31, 1998

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

                                  YES - X NO -

As of May 31, 1998 there were 164,428,778 shares of the Registrant's common stock outstanding.

This document contains 20 pages

Exhibit index on page 14

                                      INDEX

                             CABLETRON SYSTEMS, INC.
                                                                         Page

   Facing Page                                                             1

   Index                                                                   2


   PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements

   Consolidated  Balance Sheets - May 31, 1998 (unaudited)
    and February 28, 1998                                                  3

   Consolidated  Statements  of Operations - Three ended months
    ended May 31, 1998 and 1997 (unaudited)                                4

   Consolidated Statements of Cash Flows - Three months ended
   May 31, 1998 and 1997 (unaudited)                                       5

   Notes to Consolidated Financial Statements - May 31, 1998           6 - 7

   Item 2. Management's Discussion and Analysis of Financial
   Condition and Results of Operations                                8 - 11

   PART II. OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K                               12

   Signatures                                                             13

   Index to the Exhibits                                                  14

   Exhibit 10.1 - Employment agreement between the Company and
                           John d'Auguste dated April 1, 1998             15

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CABLETRON SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

                                                              (unaudited)
                                                        May 31,     February 28,
                                                           1998            1998
Assets
Current Assets:
     Cash and cash equivalents ..............         $  186,608      $  207,078
     Short-term investments .................            109,160         116,979
     Accounts receivable, net ...............            249,425         241,181
     Inventories ............................            271,470         309,667
     Deferred income taxes ..................             77,988          81,161
     Prepaid expenses and other assets ......             88,042          78,084
                                                      ----------      ----------
          Total current assets ..............            982,693       1,034,150
Long-term investments .......................            122,933         123,272
Long-term deferred income taxes .............            167,308         167,308
Property, plant and equipment, net ..........            243,132         244,730
Intangible assets ...........................             51,551          36,867
                                                      ----------      ----------
           Total assets .....................         $1,567,617      $1,606,327
                                                      ==========      ==========

Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable .......................         $   73,760      $   79,969
     Current portion of long-term obligation             112,790         157,719
     Accrued expenses .......................            234,299         235,062
                                                      ----------      ----------
          Total current liabilities .........            420,849         472,750
Long-term obligation ........................            132,500         132,500
Long-term deferred income taxes .............             12,086          12,057
                                                      ----------      ----------
           Total liabilities ................            565,435         617,307
                                                      ----------      ----------
Stockholders' equity:
     Preferred stock, $1.00 par value
       Authorized 2,000 shares; none issued .                ---             ---
     Common stock $0.01 par value
       Authorized 240,000 shares; issued and
       outstanding 164,429 and 158,267,
       respectively .........................              1,644           1,583
     Additional paid-in capital .............            464,887         300,834
     Retained earnings ......................            533,523         685,823
                                                      ----------      ----------
                                                       1,000,054         988,240
     Cumulative translation adjustment ......              2,128             780
                                                      ----------      ----------
           Total stockholders' equity .......          1,002,182         989,020
                                                      ----------      ----------
           Total liabilities and stockholders'
           equity ...........................         $1,567,617      $1,606,327
                                                      ==========      ==========

CABLETRON SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)


(unaudited)
                                                           Three Months Ended
                                                                 May 31,
                                                           1998            1997

Net sales .....................................       $ 365,747       $ 362,688
Cost of sales .................................         209,562         153,561
                                                      ---------       ---------
     Gross profit .............................         156,185         209,127
                                                      ---------       ---------
Operating expenses:
     Research and development .................          54,209          43,616
     Selling, general and administrative ......          96,742          80,915
     Special charge ...........................         163,550             ---
                                                      ---------       ---------
         Total operating expenses .............         314,501         124,531
                                                      ---------       ---------
Income (loss) from operations ................         (158,316)         84,596
Interest income ..............................            3,839           4,801
                                                      ---------       ---------
Income (loss) from operations before
     income taxes..............................        (154,477)         89,397
Income tax expense (benefit)                             (2,177)         30,573
                                                      ---------       ---------
Net income (loss) .............................       ($152,300)      $  58,824
                                                      =========       =========
Net income (loss) per share - basic ...........       ($   0.93)      $    0.38
                                                      =========       =========
Weighted average number of shares
outstanding - basic ...........................         163,394         156,857
                                                      =========       =========
Net income (loss) per share - diluted .........       ($   0.93)      $    0.37
                                                      =========       =========
Weighted average number of shares
outstanding - diluted .........................         163,394         159,503
                                                      =========       =========

CABLETRON SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)
(unaudited)

                                                           Three Months Ended
                                                                  May 31,
                                                            1998           1997

Cash flows from operating activities:
   Net income (loss) .............................     ($152,300)      $ 58,824
   Adjustments to reconcile net
     income (loss) to net cash provided by
     (used in) operating activities:
       Depreciation and amortization .............        18,937         17,943
       Provision for losses on accounts receivable           987           (185)
       Deferred taxes.............................         3,218           (494)
       Loss (gain) on disposal of property .......           399         (1,289)
       Purchased research and development from
         acquisition ................                    150,000            ---
       Changes in assets and liabilities:
          Accounts receivable                             (9,898)       (69,590)
          Inventories                                     38,095        (38,833)
          Prepaid expenses and other assets ......        (6,802)        (6,501)
          Accounts payable and accrued expenses ..       (55,860)        25,014
          Income taxes payable                            (3,152)        22,234
                                                        --------       --------
      Net cash (used) provided by operating
        activities ...............................       (16,376)         7,123
                                                        --------       --------
Cash flows from investing activities:
   Capital expenditures ..........................       (13,618)       (26,595)
   Cash received in business acquisition..........           317            ---
   Purchase of available-for-sale securities .....       (24,528)       (35,058)
   Purchase of held-to-maturity securities .......       (12,282)       (27,228)
   Maturities of marketable securities ...........        44,982         28,630
                                                        --------       --------
      Net cash used in investing activities ......        (5,129)       (60,251)
                                                        --------       --------
Cash flows from financing activity:
   Proceeds from stock option exercise ...........           972         11,611
                                                        --------       --------
      Net cash provided by financing activity ....           972         11,611
                                                        --------       --------
Effect of exchange rate changes on cash ..........            63           (169)
                                                        --------       --------
Net decrease in cash and cash equivalents ........       (20,470)       (41,686)
Cash and cash equivalents, beginning of period ...       207,078        214,828
                                                        --------       --------
Cash and cash equivalents, end of period .........      $186,608       $173,142
                                                        ========       ========
Cash paid during the year for:
   Income taxes ..................................      $  2,131       $  5,988
                                                        ========       ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 2 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year. The accompanying financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended February 28, 1998.

2. New Accounting Standard

Effective March 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income" ("FAS 130") which establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. For the Company, comprehensive income includes net income and unrealized gains and losses from currency translation. Prior periods presented for comparative purposes have been formatted to comply with the requirements of FAS 130.

3. Inventories

Inventories consist of:

                          May 31,   February 28,
                            1998        1998

Raw materials            $ 57,241    $105,099
Work in process            10,165      34,247
Finished goods            204,064     170,321
                         --------    --------
Total inventories        $271,470    $309,667
                         ========    ========

4. Business Combination

On March 17, 1998 Cabletron acquired Yago Systems, Inc. ("Yago"), a privately held manufacturer of wire speed routing and layer-4 switching products and solutions. Under the terms of the merger agreement, Cabletron issued 6.0 million shares of Cabletron common stock to the shareholders of Yago in exchange for all of the outstanding shares of stock of Yago not then owned by Cabletron. In addition, Cabletron assumed Yago stock options for approximately 2.1 million shares of Cabletron common stock. Prior to the closing of the acquisition, Cabletron held approximately twenty-five percent of Yago's capital stock, calculated on a fully-diluted basis. Cabletron also agreed, pursuant to the terms of the merger agreement, to issue up to 5.5 million shares of Cabletron common stock to the former shareholders of Yago in the event the shares originally issued in the transaction do not attain a market value of $35 per share eighteen months after the closing of the transaction.

Cabletron recorded the cost of the acquisition at $165.7 million. This represents 11.5 million shares at $14.1875 per share for a total of $163.1 million, in addition to direct acquisition costs of $2.6 million. In connection with the acquisition, Cabletron recorded special charges of $163.6 million ($150.0 million for in-process research and development and $13.6 million for integration costs). Cabletron's consolidated results of operations include the operating results of Yago from the acquisition date.

5.     EPS Reconciliation

The reconciliation of the numerators and denominators of the basic and diluted income (loss) per common share computations for the Company's reported net income (loss) is as follows: (in thousands, except per share amounts)
                                                                             Per
                                 Net                                 Share
Period ended May 31, 1998        income (Loss)        Shares         Amount
-------------------------------  ------------         ------         ------
Basic net loss per share         ($152,300)          163,394        ($0.93)
Net additional common shares
  upon exercise of common stock
  options                                                ---
                                                     -------
Diluted net loss per share       ($152,300)          163,394        ($0.93)
                                  ========           =======         =====

Period endee May 31, 1997
-------------------------------
Basic net income per share         $58,824           156,857         $0.38
Net additional common shares
  upon exercise of common stock
  options                                              2,646
                                                     -------
Diluted net income per share       $58,824           159,503         $0.37
                                   =======           =======         =====

At May 31, 1998, stock options outstanding were not included in the calculations of diluted earnings (loss) per share because the effects were anti-dilutive.

6.     Comprehensive Income

The Company's total of comprehensive income (loss) was as follows: (in thousands)

                                                   Period ended
                                         May 31, 1998        May 31, 1997

Net income (loss)                         ($152,300)             $58,824
Other comprehensive income:
   Currency translation adjustment            1,347                 (132)
                                           --------              -------
Total comprehensive income (loss)         ($150,953)             $58,692
                                           ========              =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cabletron Systems' worldwide net sales in the first quarter of fiscal 1999 (the three month period ended May 31, 1998) were $365.7 million, a 1 percent increase over net sales of $362.7 million for the first quarter of fiscal 1998. The slight increase was primarily the result of sales of products from the Digital Network Products Group ("DNPG"), a division the Company acquired from Digital Equipment Corporation ("Digital") on February 7, 1998 and which did not contribute to revenues in the first quarter of fiscal 1998. Sales of switched products increased approximately $41.8 million, or 27%, to $197.5 million in the first quarter of fiscal 1999 compared to $155.7 million in the first quarter of fiscal 1998. This increase substantially offset a $53.7 million decrease in sales of shared media products to $54.9 million in the first quarter of fiscal 1999 compared to $108.6 million in the same quarter of fiscal 1998, a decline of approximately 50%. The increase in sales of switched products in the quarter was driven primarily by increased sales of the SmartSwitch 6000 and sales of the DEC MultiSwitch 900, which was acquired in the Company's acquisition of the DNPG and thus did not contribute to sales in the first quarter of fiscal 1998. These sales were partially offset by decreased sales of some older switched products. The decrease in sales of shared media products was a result of declining unit shipments and lower prices per product for the MMAC and components for the MMAC. The Company expects sales of its shared media products to continue to decrease this fiscal year as customers continue to migrate from shared media products to switched products.

International sales were $169.0 million or 46.2% of net sales in the first quarter of fiscal 1999 as compared to $97.7 million or 27% of net sales for the same period in fiscal 1998. The increase in international sales was largely a result of sales by the DNPG, which has a large percentage of its sales in European and Pacific Rim countries.

Gross profit as a percentage of net sales in the first quarter of fiscal 1999 decreased to 42.7% from 57.7% for the first quarter of fiscal 1998. The decrease was primarily due to pricing pressures on the Company's products, especially in foreign markets which traditionally carry a higher margin than products sold in the United States. Other secondary factors causing a decrease in the Company's gross profit margin in the quarter were (i) inventory expenses associated with management's recent decision to narrow the Company's product offerings, and (ii) sales of DNPG products which carry a lower margin than the Company's products.

Research and development expenses in the first quarter of fiscal 1999 increased 24.3% to $54.2 million from $43.6 million in the first quarter of fiscal 1998. The increase in research and development spending reflected the additional software and hardware engineers gained in the recent DNPG acquisition and associated costs related to development of new products. Research and development spending as a percentage of net sales increased to 14.8% from 12.0% in the first quarter of fiscal 1998.

Selling, general and administrative ("SG&A") expenses in the first quarter of fiscal 1999 increased 19.5% to $96.7 million from $80.9 million in the first quarter of fiscal 1998. The increase in SG&A expenses was due predominately to the increase in sales and technical personnel. In comparison to the fourth quarter of fiscal 1998, SG&A expense decreased by 11.5% or $12.6 million due to realignment of duplicate functions.

In connection with the acquisition of Yago, the Company recorded a special charge of $163.6 million ($150.0 million for in-process research and development and $13.6 million for integration costs).

Net interest income in the first quarter of fiscal 1999 decreased $1.0 million to $3.8 million, as compared to $4.8 million in the same quarter of fiscal 1998. The decrease reflects lower cash balances due to cash spent in the acquisition of DNPG.

Loss before income taxes was $154.5 million in the first quarter of fiscal 1999 compared to income before income taxes of $89.4 million in the first quarter of fiscal 1998. The decrease in income before income taxes was due primarily to the special charge of $163.6 million for the acquisition of Yago Systems and secondarily, lower margins and higher expenses. Excluding the special charge, income before income taxes was $9.1 million in the quarter. The decrease in income before taxes to $9.1 million from $89.4 million in the comparable quarter in fiscal 1998 was a result of lower margins and higher expenses.

Liquidity and Capital Resources

Cash, cash equivalents, marketable securities and long-term investments decreased to $418.7 million at May 31, 1998 from $447.3 million at February 28, 1998. Net cash used by operating activities was $16.4 million in the quarter, compared to net cash provided by operating activities of $7.1 million in the first quarter of fiscal 1998. The decrease in cash and equivalents in the quarter was primarily the result of cash used in operating activities in the quarter. The Company's operating activities lost cash in the quarter primarily because of Digital's use of products credits. In the Company's acquisition of the DNPG, Digital acquired $302.5 million of product credits which Digital can use, subject to annual limits and other conditions and in lieu of paying cash, to purchase certain Cabletron products through February 7, 2000. The Company's efforts to manage inventory levels and improve accounts receivable collections slightly offset the effects of Digital's use of product credits on net cash provided by operating activities in the quarter. The Company expects that net cash provided by operating activities will not increase at the same rate of growth as net sales through February 7, 2000 due to Digital's use of product credits.

Net accounts receivable increased slightly by $8.2 million to $249.4 million at May 31, 1998 from $241.2 million at February 28, 1998. Average day sales outstanding were 61 days at May 31, 1998 compared to 78 days at February 28, 1998. The decrease in day sales outstanding was due primarily to the use of product credits by Digital and, secondarily, to the increased collection efforts of the Company. Digital's use of product credits reduces day sales outstanding because the Company deems purchases paid in product credits collected immediately.

The Company has historically maintained higher levels of inventory than its competitors in the LAN industry in order to implement its policy of shipping most orders requiring immediate delivery within 24 to 48 hours. Worldwide inventories at May 31, 1998 were $271.5 million, or 117 days of inventory, compared to $309.7 million, or 157 days of inventory at the end of the prior fiscal year. Inventory turnover was 3.1 turns at May 31, 1998, compared to
2.3 turns at February 28, 1998. Inventories decreased and inventory turnover increased due both to improved inventory control performance and increasing reserves for inventory in connection with reducing the scope of the Company's product offerings.

Capital  expenditures  for the first  three  months of  fiscal  1999 were  $12.2 million compared to $26.6 million for the same period of the preceding year. Capital expenditures included approximately $8.3 million for equipment costs, of which $5.4 million was for computer and computer related equipment, and $1.8 million represented upgrades to manufacturing.

Current liabilities at May 31, 1998 were $420.8 million compared to $472.8 million at the end of the prior fiscal year. This decrease was mainly due to the use of product credits by Digital (which are recorded as a liability by the Company) and the timing of disbursements.

In the opinion of management, internally generated funds from operations and existing cash, cash equivalents and short-term investments will prove adequate to support the Company's working capital and capital expenditure requirements for the next twelve months.
 .
Market Risk

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

Based on the Company's overall currency rate exposure at May 31, 1998 including derivative and other foreign currency sensitive instruments, a near-term change in currency rates based on historic currency rate movements, would not materially affect the consolidated financial position, results of operations, or cash flows of the Company.

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

YEAR 2000-COMPLIANCE

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

Currently, Cabletron has no reasonable estimate of the amount of out-of-pocket costs which may be incurred to address Year 2000 issues for its products and internal infrastructure. At this time, the company cannot reasonably estimate the potential impact on its financial position and operations if key suppliers, customers and other constituents do not become Year 2000-compliant on a timely basis.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

[a] There were no reports on Form 8-K filed during the quarter ended May 31, 1998.

[b] Exhibit 10.1 Employment agreement for John d'Auguste (page 15 of this report)

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                    CABLETRON SYSTEMS, INC.
                                    (Registrant)


July 15, 1998                       /s/ Craig R. Benson
-------------                       -------------------------------------
   Date                             Craig R. Benson
                                    Chairman, President , Chief Executive
                                    Officer and Treasurer


July 15, 1998                       /s/ David J. Kirkpatrick
-------------                       -------------------------------------
   Date                             David J. Kirkpatrick
                                    Corporate Executive Vice President of
                                    Finance and Chief Financial Officer

EXHIBIT INDEX
Exhibit
                                                                      Page
Exhibit                                                                No.
 No.

11.1   Included in notes to consolidated financial statements          ---


10.1    Employment agreement between the Company and
           John d'Auguste dated April 1, 1998                           15

Exhibit 10.1


                        EMPLOYMENT AGREEMENT


      This is an agreement (the "Agreement") between Cabletron Systems, Inc. (the "Company") and John d'Auguste of Exeter Falls, New Hampshire (the "Executive"), is made and entered into as of the first day of April, 1998.

      WHEREAS, the Company wishes to provide for direction and leadership in the operations area of its business; and

      WHEREAS, the Executive has experience and expertise that qualify him to provide that direction and leadership, and the Company therefore wishes to employ him as its President of Operations, and he wishes to accept such employment,

      NOW, THEREFORE, the parties agree as follows:

      1. Employment. Subject to the terms and conditions set forth in this Agreement, the Company hereby offers and the Executive hereby accepts employment.

      2. Term. Subject to earlier termination as provided in paragraph 5 below, the term of the Executive's employment hereunder (the "Term of Employment") shall be a period of three (3) years starting on the date of this Agreement (the "Effective Date"), and shall continue thereafter for successive periods of one year unless, not less than 60 days prior to the third or any subsequent anniversary of the Effective Date, the Company or the Executive, as the case may be, gives notice to the other that this Agreement shall terminate upon such anniversary. The term of this Agreement, as from time to time extended or renewed, is hereafter referred to as "the Term of Employment" or "the term hereof."

      3. Capacity and Performance. During the Term of Employment, the Executive shall:

      (a) serve the Company on a full-time basis as its President of Operations, subject to the direction and control of the Company's chief executive officer, and shall perform such other duties and responsibilities commensurate with such position on behalf of the Company as may reasonably be designated from time to time by the chief executive officer or the Board of Directors (the "Board");

      (b) devote his full business time to the discharge of his duties and responsibilities under this Agreement, and he shall not engage in any other business activity or serve in any industry,

10Q1FY99
                                -19-
trade, professional, governmental or academic position during the Term of Employment, except as may be expressly approved in writing in advance by the chief executive officer or the Board. This provision shall not prohibit Executive from owning up to 1% of any publicly traded security.

      4.   Compensation and Benefits.

      (a) Base Salary. During the Term of Employment the Company shall pay the Executive base salary at a rate of $300,000 per year, in accordance with the Company's payroll practice for executives, and subject to increase from time to time by the Board or a compensation committee of the Board, in its sole discretion.

      (b) Performance Based Bonus. During the Term of Employment, the Company shall pay the Executive a quarterly bonus of up to $37,500 in accordance with the following provisions. Prior to the commencement of each fiscal quarter during the Term of Employment, Executive and chief executive officer of the Company will agree upon objectives to be achieved by the Executive during such fiscal quarter. The amount of Executive's quarterly bonus (up to $37,500) will be determined by the chief executive officer of the Company in his sole discretion based upon the chief executive officer's determination of the Executive's level of achievement of the objectives established for such fiscal quarter. The amount of such quarterly bonus shall be determined by the chief executive officer within 15 days following completion of each fiscal quarter.

      (c) Earnings Based Quarterly Bonus. During the Term of Employment, the Company shall pay the Executive quarterly cash bonuses calculated pursuant to the following formula:

   (A-(B x .10)) x .0025, where: A = Pre-tax earnings for such fiscal quarter B = Net sales for such quarter.(note 1)

The quarterly bonus for a quarter in which the Term of Employment begins or ends shall be appropriately prorated. The quarterly bonus shall be paid within five business days following the filing of the relevant Form 10-K or Form 10-Q.

--------------
Note 1 Example:  Pre-tax earnings equal $120 million
                 Net sales equal $400 million
($120 million - ($400 million x .10) x .0025 = $200,000)

      (d) Other Benefits. During the Term of Employment the Executive shall be entitled to participate in all employee benefit plans (including insurance plans) of the Company that cover executives of the Company generally. The Executive's participation shall be subject to (i) the terms of the applicable plan documents, (ii) generally applicable Company policies and (iii) appropriate discretion of the Board or any administrative committee contemplated by such plan, provided that Executive shall be deemed immediately eligible to fully participate in all such plans (other than tax qualified plans) notwithstanding any eligibility criteria or waiting periods. The Company may alter, modify, supplement or delete its employee benefit plans at any time as it sees fit, without recourse by the Executive.

      (e) Certain Expenses. The Company shall pay or reimburse the Executive for all reasonable, customary business expenses incurred or paid by the Executive in the performance of the duties and responsibilities of his position and to such reasonable substantiation and documentation as may be required by the Company.

      5.   Termination of Employment; Other Payments.

      (a) Death. If the Executive dies during the Term of Employment, the Company shall pay to the Executive's estate Base Salary through the end of the calendar month of his death and any other compensation hereunder, including bonus compensation described in Section 4(b), that has been earned but not paid. The Company shall have no further obligations under this Agreement.

      (b) Disability. The Company may terminate the Executive's employment by written notice in the event that, for any reason, he becomes disabled, either physically or psychologically, and is unable to perform substantially all of his material duties and responsibilities under this Agreement for a period of 180 days in any calendar year. In the event of such a termination, the Company shall pay to the Executive Base Salary through the end of the calendar month of his termination and any other compensation hereunder, including bonus compensation described in Section 4(b), that has been earned but not paid. The Company shall have no further obligations under this Agreement.

      (c) Termination by the Company. The Company may terminate the Executive's employment hereunder at any time upon written notice.

            (i) except as provided below in Section 5(d), the Company shall pay to the Executive in a lump sum cash payment at the time of termination an amount equal to $600,000;

           (ii) the Company shall pay to Executive any other compensation hereunder, including bonus compensation described in Section 4(b), that has been earned but not paid through the date of such termination; and

           (iii) the stock option granted to the Executive on March 31, 1998 to purchase 100,000 shares of the Company's Common Stock will become immediately exercisable in full and shall remain exercisable for the period described in such option grant.

      (d) In the event that any person other than Executive or Craig R. Benson shall be hired as President of the Company, the Company shall pay Executive a lump sum cash payment equal to $600,000. If Executive receives such payment pursuant to this Section 5(d), in the event Executive's employment is terminated by the Company pursuant to Section 5(c), Executive shall not be entitled to the payment contemplated by Section 5(c)(i).

      6. Nondisclosure. During the Term of Employment the Executive may become aware of information which is nonpublic, confidential or proprietary in nature with respect to the Company or with respect to other companies, persons, entities, ventures or business opportunities in which the Company has or, if it were disclosed to the Company, the Company might have, an interest ("Confidential Information"). All Confidential Information will be kept strictly confidential by the Executive and the Executive shall not: (a) copy, reproduce, distribute or disclose any Confidential Information to any third party except in the course of his employment by the Company; (b) use any Confidential Information for any purpose other than in connection with his employment by the Company; or (c) use any Confidential Information in any way that is detrimental to the Company. The term Confidential Information shall not include any information that is generally available to the public other than as a result of disclosure by the Executive.

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

      7. Competition and Solicitation. In consideration for the benefits provided under this Agreement, the Executive agrees that, during the Term of Employment and for a period of one year following termination of employment (unless such termination of employment is by the Company other than for Cause or by the Executive for Good Reason) (the "Term of Noncompetition"), he shall be bound by the provisions of this paragraph 7 and that such provisions shall apply within North America and Europe. For purposes of this paragraph 7, the term "Company" shall include affiliates of the Company.

      (a) The Executive shall not directly or indirectly, as a director, officer, partner, employee, agent, consultant, salesman, distributor or otherwise, provide services to or engage in any business that is competitive with the business of the Company. For purposes of this paragraph 7(a), the "business of the Company" is defined as the computer networking business. Notwithstanding the foregoing, Executive may serve as a director, officer, partner, employee, agent, consultant, salesman, distributor or otherwise for an entity that includes a business that is competitive with the business of the Company, provided that, during the Term of Noncompetition, no more than 10% of the consolidated assets or revenues are attributable to an activity that is competitive with the business of the Company.

      (b) The Executive shall not engage, or suggest or assist in or influence the engagement or hiring by any competing organization of, any employee or any exclusive salesperson, distributor, contractor or supplier of the Company, or otherwise cause or encourage any person or entity having a business relationship with the Company to sever or alter such relationship with the Company, provided that nothing herein shall prohibit Executive from responding to unsolicited third-party reference requests.

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

      12. Notices. All notices and other communications hereunder shall be in writing and shall be given by hand delivery to the other party or by registered or certified mail, return receipt requested, postage prepaid, addressed as follows:

       If to the Executive:    Mr. John d'Auguste
                               20 Exeter Falls Drive
                               Exeter Falls, NH  03833

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

      16. Arbitration. Any dispute under this Agreement (other than an action seeking equitable remedies) shall be subject to binding arbitration in Concord, New Hampshire, before the American Arbitration Association. The results of any such arbitration shall be final and binding and the decision of the arbitrator may be entered into any court of competent jurisdiction for enforcement.

      IN WITNESS WHEREOF, this Agreement has been executed as a sealed instrument by the Company, by its duly authorized representative, and by the Executive, each as of the date first above written.

                                    CABLETRON SYSTEMS, INC.


/s/ JOHN d'AUGUSTE                  By: /s/ CRAIG R. BENSON
------------------                  ----------------------------------
John d'Auguste                      Title: Chairman, President
                                           and Chief Executive Officer