Form 10-Q
period 1998-08-31
CABLETRON SYSTEMS INC
filed 1998-10-16
CIK 846909

SECURITIES AND EXCHANGE COMMISSION
                             Washington , D.C. 20549

                                    Form 10-Q

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended August 31, 1998

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

                                  YES - X NO -

As of August 31, 1998 there were 164,706,515 shares of the Registrant's common stock outstanding.

This document contains 20 pages

Exhibit index on page 20

                                      INDEX

                             CABLETRON SYSTEMS, INC.

                                                                    Page

  Facing Page                                                         1

  Index                                                               2


   PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements

   Consolidated Balance Sheets - August 31, 1998 (unaudited) and
      February 28, 1998                                               3

   Consolidated Statements of Operations - Three and six months
      ended August 31, 1998 and 1997 (unaudited)                      4

   Consolidated  Statements of Cash Flows - Six months ended
      August 31, 1998 and 1997 (unaudited)                            5

   Notes to Consolidated Financial Statements - August 31, 1998       6 - 8

   Item 2. Management's Discussion and Analysis of Financial
      Condition and Results of Operations                             9 - 16

   Item 3. Quantitative and Qualitative Disclosures about
      Market Risk                                                     16

   PART II. OTHER MATTERS

   Item 4.  Submission of Matters to a Vote of Security Holders.      17

   Item 5. Other Information                                          17

   Item 6. Exhibits and Reports on Form 8-K                           18

   Signatures                                                         19

   Index to the Exhibits                                              20

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CABLETRON SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

                                                                        (unaudited)

                                                                     August 31, 1998  February 28, 1998
                                                                     ---------------  -----------------
Assets
Current Assets:
     Cash and cash equivalents ........................................   $  164,633   $  207,078
     Short-term investments ...........................................       94,886      116,979
     Accounts receivable, net .........................................      260,534      241,181
     Inventories ......................................................      258,716      309,667
     Deferred income taxes ............................................       71,996       81,161
     Prepaid expenses and other assets ................................      109,295       78,084
                                                                          ----------   ----------
          Total current assets ........................................      960,060    1,034,150
                                                                          ----------   ----------
Long-term investments .................................................      164,489      123,272
Long-term deferred income taxes .......................................      155,788      167,308
Property, plant and equipment, net ....................................      238,954      244,730
Intangible assets .....................................................       49.845       36,867
                                                                          ----------   ----------
           Total assets ...............................................   $1,569,136   $1,606,327
                                                                          ==========   ==========

Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable .................................................   $  100,039   $   79,969
     Current portion of long-term obligation ..........................      216,766      157,719
     Accrued expenses .................................................      220,559      235,062
                                                                          ----------   ----------
          Total current liabilities ...................................      537,364      472,750
Long-term obligation ..................................................          ---      132,500
Long-term deferred income taxes .......................................          ---       12,057
                                                                          ----------   ----------
          Total liabilities ...........................................      537,364      617,307
                                                                          ----------   ----------

Stockholders' equity:
     Preferred stock, $1.00 par value. Authorized
       2,000 shares; none issued ......................................          ---          ---
     Common stock $0.01 par value. Authorized
       240,000 shares; issued and outstanding
       164,707 and 158,267, respectively ..............................        1,647        1,583
     Additional paid-in capital .......................................      467,290      300,834
     Retained earnings ................................................      559,991      685,823
                                                                          ----------   ----------
                                                                           1,028,928      988,240
     Accumulated other comprehensive income............................        2,844          780
                                                                          ----------   ----------
           Total stockholders' equity .................................    1,031,772      989,020
                                                                          ----------   ----------
           Total liabilities and stockholders' equity .................   $1,569,136   $1,606,327
                                                                          ==========   ==========

CABLETRON SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)


                                                                             (unaudited)
                                                            Three Months Ended           Six Months Ended
                                                                August 31,                  August 31,
                                                               1998        1997         1998         1997
                                                               ----        ----         ----         ----
Net sales ..............................................    $370,591   $371,293     $736,338     $733,982
Cost of sales ..........................................     195,000    159,032      421,112      312,593
                                                            --------   --------     --------     --------
     Gross profit ......................................     175,591    212,261      315,226      421,389
                                                            --------   --------     --------     --------
Operating expenses:
     Research and development ..........................      53,941     44,415      108,149       88,032
     Selling, general and administrative ...............     108,511     85,412      210,988      166,327
     Special charges....................................          --         --      150,000           --
                                                            --------   --------     --------     --------
          Total operating expenses .....................     162,452    129,827      469,137      254,359
                                                            --------   --------     --------     --------
          Income (loss) from operations ................      13,139     82,434     (153,911)     167,030

Interest income ........................................       4,081      4,819        7,920        9,621
                                                            --------   --------     --------     ---------
          Income (loss) before income taxes ............      17,220     87,253     (145,991)     176,651
Income tax expense .....................................       5,877     29,666          716       60,240
                                                            --------   --------      --------    --------
Net income (loss) ......................................    $ 11,343   $ 57,587    ($146,707)    $116,411
                                                            ========   ========     ========     ========
Net income (loss)  per share - basic ..................     $   0.07   $   0.37    ($   0.89)    $   0.74
                                                            ========   ========     ========     ========
Weighted average number of shares outstanding - basic .      164,640    157,743      164,017      157,300
                                                            ========   ========     ========     ========
Net income (loss)  per share - diluted ................     $   0.07   $   0.36    ($   0.89)    $   0.73
                                                            ========   ========     ========     ========
Weighted average number of shares outstanding - diluted      170,462    159,867      164,017      159,513
                                                            ========   ========     ========     ========


CABLETRON SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)                                     (unaudited)

                                                           Six Months Ended
                                                               August 31,
                                                            1998        1997
                                                            ----        ----
Cash flows from operating activities:
   Net income (loss) ...............................   ($146,707)   $ 116,411
   Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating
      activities:
       Depreciation and amortization ...............      40,248       34,876
       Provision for losses on accounts receivable .       2,285       (1,202)
       Deferred taxes ..............................      (9,179)      (8,209)
       Loss (gain) on disposal of property                   698         (489)
       Purchased research and development from
       acquisition .................................     150,000           --
       Changes in assets and liabilities:
          Accounts receivable ......................     (20,938)     (74,938)
          Inventories ..............................      50,444      (77,008)
          Prepaid expenses and other assets ........     (21,129)      (6,564)
          Accounts payable and accrued expenses ....     (47,615)      29,491
          Income taxes payable .....................      (1,292)      (8,918)
                                                        --------      -------
      Net cash (used in) provided by operating
        activities .................................      (3,185)       3,450
Cash flows from investing activities:
   Capital expenditures ............................     (24,110)     (46,517)
   Cash received in business acquisition ...........         317           --
   Purchases of available-for-sale securities ......     (59,830)     (72,884)
   Purchases of held-to-maturity securities.........     (57,928)     (27,228)
   Maturities of marketable securities..............      98,653      105,340
                                                        --------     --------
      Net cash used in investing activities ........     (42,898)     (41,289)
                                                        ---------    --------
Cash flows from financing activities:
   Proceeds from stock option exercise..............       1,254       13,215
   Common stock issued to employee stock
       purchase plan................................       2,124        3,311
                                                        --------     --------
      Net cash provided by financing activities ....       3,378       16,526
                                                        --------     --------
Effect of exchange rate changes on cash.............         260          408
                                                       ---------    ---------
Net decrease in cash and cash equivalents ..........     (42,445)     (20,905)
Cash and cash equivalents, beginning of period .....     207,078      214,828
                                                       ---------    ---------
Cash and cash equivalents, end of period ...........   $ 164,633    $ 193,923
                                                       =========    =========
Cash paid during the period for:
   Income taxes ....................................   $   8,366    $  40,151
                                                       =========    =========

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

2.  Acquisition related charges

The Company has received a letter from the staff of the Securities and Exchange Commission (the "Staff") commenting on the Company's Form 10-K for the year ended February 28, 1998 and its Form 10-Q for the quarter ended May 31, 1998. For a more complete description of the Staff's letter and its potential ramifications for the Company see "Item 5. Other Information" later in this report. Upon receiving advice from its auditors and other professionals in reviewing the Forms 10-K and 10-Q and formulating a response to the Staff, the Company has determined to reduce the $57.7 million in special charges the Company recorded in the fourth quarter of fiscal 1998 in connection with its acquisition of the DNPG by approximately $33.2 million. As a result of this reduction, (i) the Company's loss from operations for the first quarter of fiscal 1999 has been increased by approximately $8.7 million of acquisition related expenses from the amount previously disclosed (including as disclosed in the Company's Form 10-Q for such quarter) and (ii) the Company's income from operations for the second quarter of fiscal 1999 has been decreased by approximately $5.0 million of acquisition related expenses from the amount disclosed in a press release dated September 21, 1998. As a consequence, loss per share for the first quarter has been increased by approximately $0.04 to ($0.97) and earnings per share for the second quarter has been reduced by approximately $0.02 to $0.07. In addition, the Company has determined to reclassify $13.6 million of special charges recorded in its acquisition of Yago Systems, Inc. associated with the elimination and phase out of superceded product lines to cost of sales in the first quarter of fiscal 1999. The adjustments described above have been fully incorporated into the financial statements contained in this report, excluding the Company's February 28, 1998 balance sheet which does not reflect these adjustments. The Company intends, after reaching a final resolution with the Staff, to amend its Form 10-K for fiscal 1998 (including the balance sheet contained in this report), its Form 10-Q for the first quarter of fiscal 1998 and possibly this report to reflect the adjustments related to special charges described above and any additional adjustments required by the Staff.

Total DNPG acquisition related charges reported in the year
   ended February 28, 1998 (in millions)                      $57.7

       Less reductions:
       Contract employee benefits and contract
          compensation write-offs                             (12.5)
       Professional fees and some facility costs
          reclassified to assumed liabilities                  (5.0)
       Other integration costs reductions in
          estimates and classifications                       (15.7)
                                                              -----
       Total merger related costs as revised, consisting
          of elimination and phase out of overlapping
          products                                            $24.5
                                                              =====

3.  New Accounting Standards

Effective March 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income" ("SFAS 130") which establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. For the Company, comprehensive income includes net income and unrealized gains and losses from foreign currency translation.

In June 1997,  the Financial  Accounting  Standards  Board issued  Statement 131
(SFAS 131), "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report selected information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This Statement becomes effective for the Company in its fiscal year ending February 28, 1999. The Company is in the process of determining the impact of SFAS 131 on its footnote disclosures.

4. Inventories

Inventories consist of:

                               August 31,        February 28,
                                   1998              1998
                                   ----              ----

Raw materials                   $ 65,107          $105,099
Work in process                   11,917            34,247
Finished goods                   181,692           170,321
                                --------          --------
Total inventories               $258,716          $309,667
                                ========          ========

5.  EPS Reconciliation

The reconciliation of the numerators and denominators of the basic and diluted income (loss) per common share computations for the Company's reported net income (loss) is as follows (in thousands, except per share amounts):

                                                Three months ended        Six months ended
                                                   August 31,              August 31,
                                                 1998      1997           1998      1997
                                                 ----      ----           ----      ----


 Basic net income (loss) ...................   $ 11,343   $ 57,587     ($146,707)  $116,411
                                               ========   ========     =========   ========
 Weighted average shares outstanding - basic    164,640    157,743       164,017    157,300
 Contingent shares per acquisition
    agreement ..............................      5,500         --           --          --
 Net additional common shares upon
    exercise of common stock options .......        322      2,124           --       2,213
                                               --------   --------      --------    -------
 Weighted average shares outstanding -
    diluted ................................    170,462    159,867       164,017    159,513
                                               ========   ========      ========    =======
 Net income (loss) per share - basic .......   $   0.07   $   0.37     ($   0.89)   $  0.74
                                               ========   ========      ========    =======
 Net income (loss) per share - diluted .....   $   0.07   $   0.36     ($   0.89)   $  0.73
                                               ========   ========      ========    =======



6.  Comprehensive Income

The Company's total of comprehensive income (loss) was as follows:
(in thousands)
                                   For the six month period ended

                                August 31, 1998      August 31, 1997
                                ---------------      ---------------

Net income (loss)                    ($146,707)            $116,411
Other comprehensive income:
Foreign currency translation
  adjustment                             2,064                  (39)
                                      --------             --------
Total comprehensive income (loss)    ($144,643)            $116,372
                                      ========             ========

7. Business Combination

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

Cabletron recorded the cost of the acquisition at $165.7 million. This represents 11.5 million shares at $14.1875 per share for a total of $163.1 million, in addition to direct acquisition costs of $2.6 million. In connection with the acquisition, Cabletron recorded special charges of $150.0 million for in-process research and development costs. Previously, the Company had recorded an additional $13.6 million in special charges. The Company has reclassifed this amount into its cost of sales in the six month consolidated statements of operations contained in this report. Cabletron's consolidated results of operations include the operating results of Yago from the acquisition date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cabletron Systems' worldwide net sales in the second quarter of fiscal 1999 (the three month period ended August 31, 1998) were $370.6 million, a decrease of less than one percent, compared to net sales of $371.3 million for the second quarter of fiscal 1998. The slight decrease in net sales for the second quarter of fiscal 1999 was primarily a result of the continued weakening of sales of shared media products. The decrease in sales of shared media products was partially offset by the sales of products from Digital Network Products Group ("DNPG"), a division the Company acquired from Digital Equipment Corporation ("Digital") on February 7, 1998 and which did not contribute to the revenues in the second quarter of fiscal 1998. Sales of switched products increased approximately $25.6 million, or 14.4%, to $203.8 million in the second quarter of fiscal 1999 compared to $178.2 million in the second quarter of fiscal 1998. Sales of shared media products decreased $40.9 million to $51.9 million in the second quarter of fiscal 1999 compared to $92.8 million in the same quarter of fiscal 1998, a decline of approximately 44.1%. The increase in sales of switched products in the quarter was driven primarily by increased sales of the SmartSwitch 6000 and the SmartSwitch Router. These sales were partially offset by decreased sales of some older switched products. The decrease in sales of shared media products was a result of declining unit shipments and lower prices per product for the MMAC and components for the MMAC. The Company expects sales of its shared media products to continue to decrease this fiscal year as customers continue to migrate from shared media products to switched products.

International sales were $136.2 million or 36.8% of net sales in the second quarter of fiscal 1999 as compared to $108.8 million or 29.3% of net sales for the same period in fiscal 1998. The increase in international sales was largely a result of sales by DNPG, which has a large percentage of its sales in the European and Pacific Rim countries.

Gross profit as a percentage of net sales in the second quarter of fiscal 1999 decreased to 47.4% from 57.2% for the second quarter of fiscal 1998. The decrease was primarily due to pricing pressures on the Company's products, especially in foreign markets which traditionally carry a higher margin than products sold in the United States. Other secondary factors causing a decrease in the Company's gross profit margin in the quarter were (i) sales of DNPG products which carry a lower margin than the Company's historic products, and
(ii) an increase in the percentage of sales to distributors and resellers which require higher discounts than sales directly to end users.

Research and development expenses in the second quarter of fiscal 1999 increased 21.4% to $53.9 million from $44.4 million in the second quarter of fiscal 1998. The increase in research and development spending reflected the additional software and hardware engineers acquired as a result of acquisitions and associated costs related to development of new products. Research and development spending as a percentage of net sales increased to 14.6% from 12.0% in the second quarter of fiscal 1998.

Selling, general and administrative ("SG&A") expenses in the second quarter of fiscal 1999 increased 27.0% to $108.5 million from $85.4 million in the second quarter of fiscal 1998. The increase in SG&A expenses was due predominately to the increase in sales and technical personnel and incentive payments to employees added through the recent acquisitions by the Company.

Net interest income in the second quarter of fiscal 1999 decreased $0.7 million to $4.1 million, as compared to $4.8 million in the same quarter of fiscal 1998. The decrease reflects lower cash balances due to cash expended for the acquisition of DNPG.

Income before income taxes was $17.2 million in the second quarter of fiscal 1999 compared to income before income taxes of $87.3 million in the second quarter of fiscal 1998. The decrease in income before income taxes was due primarily to lower margins and higher expenses.

Results of the Six Months ended August 31. 1998 vs Six Months ended August 31, 1997

Cabletron Systems' worldwide net sales of $736.3 million for the six months ended August 31, 1998 represented a less than one percent increase over net sales of $734.0 million reported for the same period of the preceding year. International sales as a percentage of total net sales increased to 41.5 percent from 28.1 percent for the same period of the preceding year.

Gross profit as a percentage of net sales for the six months ended August 31, 1998 was 42.8 percent compared to 57.4 percent for the six months ended August 31, 1997. The gross profit was 44.7 percent excluding the $13.6 million of superceded product inventory charges related to the Yago acquisition.

Research and development costs increased to $108.1 million compared to $88.0 million for the same period of the preceding fiscal year. As a percentage of net sales, spending for research and development increased to 14.7 percent from 12.0 percent. The higher spending for research and development reflected increased numbers of software and hardware engineers hired and acquired as a result of acquisitions and associated costs related to development of new products.

Spending for selling, general and administrative expenses increased to $211.0 million compared to $166.3 million for the same period of the preceding year. As a percentage of net sales, spending for selling, general and administration increased to 28.7 percent from 22.7 percent for the same period of the preceding year. The increase in spending was the result of an increase in sales and technical personnel and incentive payments to employees added through the recent acquisitions by the Company.

Interest income was $7.9 million compared to $9.6 million in the same period last year. The decrease reflects lower cash balances due to cash expended for acquisitions.

Loss before income taxes of $146.0 million represented a decrease from income before income taxes of $176.7 million for the same period a year ago. The decrease was due largely to one-time acquisition expenses for Yago Systems. For the six months ended August 31, 1998 the actual tax rate differs from the expected tax rate due to the non-deductibility of the in-process research and development charge of $150.0 million taken in connection with Company's acquisition of Yago Systems.

Liquidity and Capital Resources

Cash, cash equivalents, marketable securities and long-term investments decreased to $424.0 million at August 31, 1998 from $447.3 million at February 28, 1998. Net cash used in operating activities was $3.2 million in the six month period ended August 31, 1998, compared to net cash provided by operating activities of $3.5 million in the comparable period of fiscal 1998. The primary reason operating activities used cash during the period was due to the use of product credits by Digital. In the Company's acquisition of the DNPG, Digital received product credits which Digital can use until February 7, 2000 to purchase products from the Company. No cash is exchanged when Digital purchases products using product credits; instead Digital's remaining product credits are reduced by the amount of the purchase. The effect of Digital's use of product credits on net cash provided by operating activities in this period was partially offset by the Company's reduction of inventories due to improved inventory controls.

Net accounts receivable increased by $19.3 million to $260.5 million at August 31, 1998 from $241.2 million at February 28, 1998. Average days sales outstanding were 63 days at August 31, 1998 compared to 78 days at February 28, 1998. The decrease in days sales outstanding was due primarily to the use of product credits by Digital and, secondarily, to the increased collection efforts of the Company. Digital's use of product credits reduces days sales outstanding because the Company deems purchases paid in product credits to be collected immediately.

The Company has historically maintained higher levels of inventory than its competitors in the LAN industry in order to implement its policy of shipping most orders requiring immediate delivery within 24 to 48 hours. Worldwide inventories at August 31, 1998 were $258.7 million, or 119 days of inventory, compared to $309.7 million, or 157 days of inventory at the end of the prior fiscal year. Inventory turnover was 3.1 turns at August 31, 1998, compared to
2.3 turns at February 28, 1998. Inventories decreased and inventory turnover increased due both to improved inventory control performance and increased reserves for inventory in connection with reducing the scope of the Company's product offerings.

Capital expenditures for the first six months of fiscal 1999 were $24.1 million compared to $46.5 million for the same period of the preceding year. Capital expenditures included approximately $16.3 million for equipment costs, of which $13.7 million was for computer and computer related equipment, and $1.4 million represented upgrades to manufacturing equipment.

Current liabilities at August 31, 1998 were $537.4 million compared to $472.8 million at the end of the prior fiscal year. This increase was mainly due to product credits (which are recorded as a liability by the Company) issued to Digital previously recorded as a long-term liability becoming a current liability. This was offset partially by Digital's use of the product credits.

In the opinion of management, internally generated funds from operations and existing cash, cash equivalents and short-term investments will prove adequate to support the Company's working capital and capital expenditure requirements for the next twelve months.

Year 2000-compliance. Many computer systems were not designed to handle any dates beyond the year 1999 and, therefore, computer hardware and software will need to be modified prior to the year 2000 in order to remain functional. The Company is concerned that many enterprises will be devoting a substantial portion of their information systems spending to resolving this upcoming Year 2000 problem. As is true for most companies, the Year 2000 computer issue creates a risk for Cabletron Systems. If systems do not correctly recognize date information when the year changes to 2000, there could be an adverse impact on the Company's operations. The risk for Cabletron Systems exists in four areas: systems used by the Company to run its business, systems used by the Company's suppliers, potential warranty or other claims from Cabletron Systems' customers, and the potential reduced spending by other companies on networking solutions as a result of significant information systems spending on Year 2000 remediation. The Company is currently evaluating its exposure in all of these areas.

Cabletron Systems is in the process of conducting a comprehensive inventory and evaluation of its systems, equipment and facilities. Cabletron Systems has a number of projects underway to replace or upgrade systems, equipment and facilities that are known to be Year 2000 non-compliant. The Company has not identified alternative remediation plans if upgrade or replacement is not feasible. The Company will consider the need for such remediation plans as it continues to assess the Year 2000 risk. For the Year 2000 non-compliance issues identified to date, the cost of upgrade or remediation is not expected to be material to the Company's operating results. The Company expects to conclude its estimates of cost by the end of the calendar year. If implementation of replacement systems is delayed, or if significant new non-compliance issues are identified, the Company's results of operations or financial condition could be materially adversely affected.

Cabletron Systems is also in the process of contacting its critical suppliers to determine that the suppliers' operations and the products and services they provide are Year 2000 compliant. Where practicable, Cabletron Systems will attempt to mitigate its risks with respect to the failure of suppliers to be Year 2000 ready. In the event that suppliers are not Year 2000 compliant, the Company will seek alternative sources of supplies. However, such failures remain a possibility and could have an adverse impact on the Company's results of operations or financial condition. Additionally, litigation may arise from situations in which the Company has minimum purchase commitment contracts with suppliers that are not Year 2000 compliant.

The Company believes its current products are Year 2000 compliant; however, since all customer situations cannot be anticipated, particularly those involving third party products, Cabletron Systems may see an increase in warranty and other claims as a result of the Year 2000 transition. In addition, litigation regarding Year 2000 compliance issues is expected to escalate. For these reasons, the impact of customer claims could have a material adverse impact on the Company's results of operations or financial condition.

Year 2000 compliance is an issue for virtually all businesses whose computer systems and applications may require significant hardware and software upgrades or modifications. Companies owning and operating such systems may plan to devote a substantial portion of their information systems' spending to fund such upgrades and modifications and divert spending away from networking solutions. Such changes in customer spending patterns could have a material adverse impact on the Company's sales, operating results, or financial condition.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

Based on the Company's overall currency rate exposure at August 31, 1998 including derivative and other foreign currency sensitive instruments, a near-term change in currency rates based on historic currency rate movements, would not materially affect the consolidated financial position, results of operations, or cash flows of the Company.

The success of the hedging program depends on forecasts of transaction activity in various currencies. To the extent that these forecasts are over or understated during periods of currency volatility, the Company could experience unanticipated currency gains or losses.

INTEREST RATE RISK

The Company maintains an investment portfolio consisting of debt securities of various issuers, types and maturities. The securities that are classified as held to maturity are recorded on the balance sheet at amortized cost. A portion of the investments is classified as available for sale. These instruments are not held for purposes of trading. The securities are recorded at amortized cost which approximates market value. Unrealized gains or losses associated with these securities are not material. Due to the average maturity and conservative nature of the investment portfolio, a sudden change in interest rates would not have a material effect on the value of the portfolio.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

The Company held its annual meeting on July 9, 1998. The following matters were voted upon at the meeting with the accompanying results:

1.   Election of Directors:

                            Number of              Number of Votes
                            Votes For             Withheld Authority
Craig R. Benson            133,221,484               4,066,365
Paul R. Duncan             133,198,542               4,089,307

As a result of such vote the directors of the Company remain Craig R. Benson, Paul R. Duncan, Michael D. Myerow and Donald F. McGuinness.

2. Approval of the Company's 1998 Equity Incentive Plan:

Number of votes for:                107,251,838
Number of votes against:             29,425,010
Number of abstentions:                  604,701
Number of broker nonvotes:                6,300

Item 5.  Other Information.

The Company has received a letter from the staff of the Securities and Exchange Commission (the "Staff") commenting on the Company's Form 10-K for the year ended February 28, 1998 and its Form 10-Q for the quarter ended May 31, 1998. The Staff proposes that the Company amend its Forms 10-K and 10-Q to reflect the Staff's comments. The Staff's comments focus primarily on accounting issues related to the Company's acquisition of the DNPG, Yago Systems, Inc., and certain earlier acquisitions, including principally the amount of the purchase price in the DNPG and Yago acquisitions allocated by the Company to in-process research and development, as well as the extent of the disclosure related to such allocations, and to special charges the Company recorded in connection with these acquisitions. The Company believes that the comments by the Staff are similar to those made to a number of public companies, particularly in the technology industry, that have reported acquisitions in the recent past. The accounting for acquisitions reflected in the Forms 10-K and 10-Q is, the Company believes, consistent with industry practice and was based upon consultation with its auditors and, with respect to in-process research and development, with an independent third party appraiser.

Upon receiving further advice from its auditors and other professionals in reviewing the Forms 10-K and 10-Q and formulating a response to the Staff, the Company has determined to reduce the $57.7 million in special charges the Company recorded in the fourth quarter of fiscal 1998 in connection with its acquisition of the DNPG by approximately $33.2 million. The amount being reduced is comprised primarily of (i) approximately $13 million related to the buy-out of certain Digital benefits and employee starting bonuses which amount will be amortized over the six quarters following the closing of the acquisition, (ii) approximately $3 million of professional fees which will be allocated to the purchase price and (iii) approximately $16 million of other estimated acquisition related obligations, which estimates have subsequently been reduced. As a result, (i) the Company's loss from operations for the first quarter of fiscal 1999 has been increased by approximately $8.7 million of acquisition related expenses from the amount previously disclosed (including as disclosed in the Company's Form 10-Q for such quarter) and (ii) the Company's income from operations for the second quarter of fiscal 1999 has been decreased by approximately $5.0 million of acquisition related expenses from the amount disclosed in a press release dated September 21, 1998. As a consequence, loss per share for the first quarter of fiscal 1999 has been increased by approximately $0.04 to ($0.97) and earnings per share for the second quarter has been reduced by approximately $0.02 to $0.07. The adjustments described in this paragraph have been fully incorporated into the financial statements contained in this report, excluding the Company's February 28, 1998 balance sheet which does not incorporate these adjustments. The Company expects that this reallocation of acquisition related expenses will have the effect of increasing operating expenses between $2 and $4 million in each of its next three quarters (beginning with the current third fiscal quarter). In addition, the Company has determined to reclassify $13.6 million of special charges associated with the elimination and phase out of superceded product lines recorded in its acquisition of Yago Systems, Inc. into its cost of sales for the first quarter of fiscal 1999. This reclassification will not effect future financial results.

The Company has not yet submitted its response to the Staff. The Staff may seek additional adjustments of special charges related to the DNPG or other acquisitions. Together with the adjustments reflected in this report, any such additional adjustments may have a material adverse impact upon the Company's operating expenses and earnings in future periods. In addition, the Staff may seek reductions in the amount of the purchase prices allocated to in-process research and development in the DNPG and Yago Systems, Inc. acquisitions. The Company allocated $325.0 million of the DNPG purchase price and $150.0 million of the Yago purchase price to in-process research and development. In the event that the Company is required to reduce the charges for in-process research and development, those amounts will be reallocated to goodwill, which would be amortized against earnings on a straight line basis over eight years. Any such reallocation may have a material adverse impact upon the Company's operating expenses and earnings in future periods. The Company intends, after reaching a final resolution with the Staff, to amend its Form 10-K for fiscal 1998 (including the balance sheet contained in this report), its Form 10-Q for the first quarter of fiscal 1998 and possibly this report to reflect the adjustments related to special charges described above and any additional adjustments required by the Staff and to add additional textual disclosure concerning these special charges, the in-process research and development allocations and certain other matters.

Item 6.  Exhibits and Reports on Form 8-K

(a) There were no exhibits filed during the quarter ended August 31, 1998.

(b) Cabletron filed the following report on Form 8-K during the quarter ending August 31, 1998: Current report on Form 8-K dated July 29, 1998. Such report disclosed the resignation of Mr. Donald B. Reed from the Board of Directors.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                          CABLETRON SYSTEMS, INC.
                                             (Registrant)


October 16, 1998                          /s/ Craig R. Benson
        Date                                  Craig R. Benson
                                              Chairman, President,
                                              Chief Executive Officer and
                                              Treasurer


October 16, 1998                          /s/ David J. Kirkpatrick
        Date                                  David J. Kirkpatrick
                                              Corporate Executive Vice President
                                              of Finance and
                                              Chief Financial Officer

EXHIBIT INDEX
Exhibit
                                                                           Page
   No.     Exhibit
            No.

  11.1     Included in notes to consolidated financial statements          ---