Form 10-Q
period 1998-11-30
CABLETRON SYSTEMS INC
filed 1999-01-14
CIK 846909

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934





                     For the Quarter Ended November 30, 1998



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


YES - X NO -


As of January 11, 1999 there were 172,173,011 shares of the Registrant's common stock outstanding.





This document contains 22 pages


Exhibit index on page 21

                                      INDEX


                             CABLETRON SYSTEMS, INC.





                                                                          Page
                                                                          ----

Facing Page                                                                 1


Index                                                                       2


PART I. FINANCIAL INFORMATION


Item 1. Financial Statements


Consolidated Balance Sheets - November 30, 1998 (unaudited) and
February 28, 1998                                                           3


Consolidated Statements of Operations - Three and nine months
ended November 30, 1998 and 1997 (unaudited)                                4


Consolidated Statements of Cash Flows - Nine months ended
November 30, 1998 and 1997 (unaudited)                                      5


Notes to Consolidated Financial Statements -
November 30, 1998 (unaudited)                                           6 - 11


Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations                                    12 - 16


Item 3. Quantitative and Qualitative Disclosures about
Market Risk                                                                 17


PART II. OTHER INFORMATION


Item 1. Legal Proceedings                                                   18


Item 5. Other Information                                                   19


Item 6. Exhibits and Reports on Form 8-K                                    20


Signatures                                                                  20


Index to the Exhibits                                                       21

PART I. FINANCIAL INFORMATION


Item 1. Financial Statements

CABLETRON SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)


                                                                             (unaudited)


                                                                          November 30, 1998    February 28, 1998
                                                                          -----------------    -----------------

Assets
Current Assets:
  Cash and cash equivalents ..................................................   $  129,266           $  207,078
  Short-term investments .....................................................       87,019              116,979
  Accounts receivable, net ...................................................      225,303              241,181
  Inventories, net ...........................................................      243,008              309,667
  Deferred income taxes ......................................................       78,032               81,161
  Prepaid expenses and other assets ..........................................      113,697               78,084
                                                                                 ----------           ----------
         Total current assets ................................................      876,325            1,034,150
                                                                                 ----------           ----------

Long-term investments ........................................................      178,199              123,272
Long-term deferred income taxes ..............................................      167,295              167,308
Property, plant and equipment, net ...........................................      211,498              244,730
Intangible assets ............................................................       98,364               36,867
                                                                                 ----------           ----------
         Total assets ........................................................   $1,531,681           $1,606,327
                                                                                 ==========           ==========
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable ...........................................................   $   95,607           $   79,969
  Current portion of long-term obligation ....................................      159,002              157,719
  Accrued expenses ...........................................................      234,167              235,062
                                                                                 ----------           ----------
         Total current liabilities ...........................................      488,776              472,750

Long-term obligation .........................................................         --                132,500
Long-term deferred income taxes ..............................................       22,037               12,057
                                                                                 ----------           ----------
         Total liabilities ...................................................      510,813              617,307
                                                                                 ----------           ----------
Stockholders' equity:
  Preferred stock, $1.00 par value. Authorized
    2,000 shares; none issued ................................................         --                     --
  Common stock $0.01 par value. Authorized
    240,000 shares; issued and outstanding
    171,672 and 158,267, respectively ........................................        1,717                1,583
  Additional paid-in capital .................................................      543,975              300,834
  Retained earnings ..........................................................      474,973              685,823
                                                                                 ----------           ----------
                                                                                  1,020,665              988,240
Accumulated other comprehensive income .......................................          203                  780
                                                                                 ----------           ----------
         Total stockholders' equity ..........................................    1,020,868              989,020
                                                                                 ----------           ----------
         Total liabilities and stockholders' equity ..........................   $1,531,681           $1,606,327
                                                                                 ==========           ==========



        See accompanying notes to consolidated financial statements.

CABLETRON SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

                                                                       (unaudited)


                                                       Three Months Ended          Nine Months Ended
                                                          November 30,                November 30,
                                                       1998          1997           1998         1997
                                                       ----          ----           ----         ----

Net sales ...................................   $   329,868    $   331,827   $ 1,066,206    $ 1,065,808
Cost of sales ...............................       197,041        164,254       618,156        476,847
                                                -----------    -----------   -----------    -----------
         Gross profit .......................       132,827        167,573       448,050        588,961
                                                -----------    -----------   -----------    -----------
Operating expenses:
   Research and development .................        51,484         46,552       159,633        134,583
   Selling, general and administrative ......       116,965         95,521       327,950        261,848
   Special charges ..........................        74,650           --         224,650           --
                                                -----------    -----------   -----------    -----------
         Total operating expenses ...........       243,099        142,073       712,233        396,431
                                                -----------    -----------   -----------    -----------
Income (loss) from operations ...............      (110,272)        25,500      (264,183)       192,530
Interest income, net ........................         3,493          4,648        11,413         14,269
                                                -----------    -----------   -----------    -----------
         Income (loss) before income taxes ..      (106,779)        30,148      (252,770)       206,799
Income tax expense (benefit) ................       (21,761)        10,250       (21,045)        70,490
                                                -----------    -----------   -----------    -----------
         Net income (loss) ..................   $   (85,018)   $    19,898   $  (231,725)   $   136,309
                                                ===========    ===========   ===========    ===========
Net income (loss) per share - basic .........   $     (0.50)   $      0.13   $     (1.40)   $      0.87
                                                ===========    ===========   ===========    ===========
Weighted average number of shares outstanding
         - basic ............................       169,658        157,986       165,884        157,527
                                                ===========    ===========   ===========    ===========
Net income (loss) per share - diluted .......   $     (0.50)   $      0.12   $     (1.40)   $      0.85
                                                ===========    ===========   ===========    ===========
Weighted average number of shares outstanding
         - diluted ..........................       169,658        159,875       165,884        159,906
                                                ===========    ===========   ===========    ===========






        See accompanying notes to consolidated financial statements.

CABLETRON SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)

                                                              (unaudited)

                                                           Nine Months Ended
                                                              November 30,
                                                           1998         1997
                                                           ----         ----

Cash flows from operating activities:
Net income (loss) .................................   ($231,725)   $ 136,309
  Adjustments to reconcile net income (loss) to net
  cash (used in) provided by operating
  activities:
    Depreciation and amortization .................      66,884       50,205
    Provision for losses on accounts receivable ...       3,929        1,098
    Deferred taxes ................................       2,472       (8,239)
    Loss (gain) on disposal of property ...........       1,018         (446)
    Purchased research and development from
      acquisitions ................................     224,650           --
    Other .........................................         575           --
  Changes in assets and liabilities:
    Accounts receivable ...........................      25,259      (82,031)
    Inventories ...................................      75,444      (84,233)
    Prepaid expenses and other assets .............          21       (1,755)
    Accounts payable, accrued expenses and
      long-term obligations.............. .........    (155,731)      39,244
    Income taxes payable ..........................     (28,481)      (4,892)
                                                      ---------    ---------
Net cash (used in) provided by operating
  activities ......................................     (15,685)      45,260
                                                      ---------    ---------

Cash flows from investing activities:
  Capital expenditures ............................     (35,840)     (64,037)
  Proceeds from sale of fixed assets ..............      24,531           --
  Acquisitions of businesses, net of cash acquired      (32,193)          --
  Purchases of available-for-sale securities ......     (82,375)     (86,478)
  Purchases of held-to-maturity securities ........     (69,596)     (37,228)
  Maturities of securities ........................     126,888      113,943
                                                      ---------    ---------
Net cash used in investing activities .............     (68,585)     (73,800)
                                                      ---------    ---------

Cash flows from financing activities:
  Proceeds from stock option exercise .............       1,593       17,097
  Common stock issued to employee stock
    purchase plan .................................       5,384        3,311
                                                      ---------    ---------
Net cash provided by financing activities .........       6,977       20,408
                                                      ---------    ---------

Effect of exchange rate changes on cash ...........        (519)         230
                                                      ---------    ---------
Net decrease in cash and cash equivalents .........     (77,812)      (7,902)
Cash and cash equivalents, beginning of period ....     207,078      214,828
                                                      ---------    ---------
Cash and cash equivalents, end of period ..........   $ 129,266    $ 206,926
                                                      =========    =========





          See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 2 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. Certain amounts in the consolidated financial statements and notes thereto have been reclassified to conform to current classifications. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year.
The accompanying financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended February 28, 1998.

2. Business Combinations

DSLAM division of Ariel Corporation

On September 1, 1998, Cabletron acquired the assets and assumed certain liabilities of the DSLAM division of Ariel Corporation ("Ariel"), a privately held designer and manufacturer of digital subscriber line network access products. Cabletron recorded the cost of the acquisition at approximately $45.1 million, including fees and expenses of $1.1 million related to the acquisition, which consisted of cash payments of $33.5 million and other assumed liabilities. This acquisition has been accounted for under the purchase method of accounting. Based on an independent appraisal, approximately $27.8 million of the purchase price was allocated to in-process research and development. Accordingly, Cabletron recorded special charges of approximately $27.8 million ($23.7 million, net of tax) for this in-process research and development, at the date of acquisition. The excess of cost over the estimated fair value of net assets acquired was allocated to goodwill. A total of $16.4 million was allocated to goodwill, and is being amortized on a straight-line basis over a period of 10 years. Cabletron's consolidated results of operations include the operating results of the DSLAM division of Ariel Corporation from the acquisition date.

FlowPoint Corp.

On September 9, 1998, Cabletron acquired all of the outstanding stock of FlowPoint Corp., a privately held manufacturer of digital subscriber line router networking products. Prior to the agreement, Cabletron owned 42.8% of the outstanding shares of stock. Pursuant to the terms of the agreement, $20.6 million is to be paid in 4 installments, within 9 months after the merger date. Each installment may be paid in either cash or Cabletron common stock, as determined by Cabletron management at the time of distribution. In addition, Cabletron assumed 494,000 options, valued at approximately $2.7 million.

Cabletron recorded the cost of the acquisition at approximately $25.0 million, including direct costs of $0.4 million. This acquisition has been accounted for under the purchase method of accounting. Based on an independent appraisal, approximately $13.0 million of the purchase price was allocated to in-process research and development. Accordingly, Cabletron recorded special charges of $13.0 million ($11.1 million, net of tax) for this in-process research and development, at the date of acquisition The excess of cost over net assets acquired was allocated to goodwill and other intangible assets. A total of $10.9 million was allocated to goodwill and other intangible assets, and is being amortized on a straight-line basis over a period of 5 - 10 years. Cabletron's consolidated results of operations include the operating results of FlowPoint Corp. from the acquisition date.

NetVantage, Inc.

On September 25, 1998, Cabletron acquired NetVantage, Inc., a publicly held manufacturer of ethernet workgroup switches. Under the terms of the Merger Agreement, Cabletron issued 6.4 million shares of Cabletron common stock to the shareholders of NetVantage in exchange for all of the outstanding shares of stock of NetVantage. In addition, Cabletron assumed 1,309,000 options, valued at approximately $4.8 million.

Cabletron recorded the cost of the acquisition at approximately $77.8 million, including direct costs of $4.2 million. This acquisition has been accounted for under the purchase method of accounting. The cost represents 6.4 million shares at $9.9375 per share, in addition to direct acquisition costs. Based on an independent appraisal, approximately $33.9 million of the purchase price was allocated to in-process research and development. Accordingly, Cabletron recorded special charges of $33.9 million ($29.0 million, net of tax) for this in-process research and development, at the date of acquisition. The excess of cost over net assets acquired was allocated to goodwill and other intangible assets. A total of $31.1 million was allocated to goodwill and other intangible assets and is being amortized on a straight-line basis over a period of 5 - 10 years. Cabletron's consolidated results of operations include the operating results of NetVantage, Inc. from the acquisition date.

Yago Systems, Inc.

On March 17, 1998, Cabletron acquired Yago Systems, Inc. ("Yago"), a privately held manufacturer of wire speed routing and layer-4 switching products and solutions. Under the terms of the merger agreement, Cabletron issued 6.0 million shares of Cabletron common stock to the shareholders of Yago in exchange for all of the outstanding shares of Yago, not then owned by Cabletron. In addition, Cabletron assumed Yago stock options for approximately 2.1 million shares of Cabletron common stock. Prior to the closing of the acquisition, Cabletron held approximately twenty-five percent of Yago's capital stock, calculated on a fully-diluted basis. Cabletron also agreed, pursuant to the terms of the merger agreement, to issue up to 5.5 million shares of Cabletron common stock to the former shareholders of Yago in the event the shares originally issued in the transaction do not attain a market value of $35 per share eighteen months after the closing of the transaction.

Cabletron recorded the cost of the acquisition at approximately $165.7 million, including direct costs of $2.6 million. This acquisition has been accounted for under the purchase method of accounting. The cost represents 11.5 million shares at $14.1875 per share, in addition to direct acquisition costs. Based on an independent appraisal, approximately $150.0 million of the purchase price was allocated to in-process research and development. Accordingly, Cabletron recorded special charges of $150.0 million for this in-process research and development, at the date of acquisition. The excess of cost over net assets acquired was allocated to goodwill and other intangible assets. A total of $16.3 million was allocated to goodwill and other intangible assets and is being amortized on a straight-line basis over a period of 5 - 10 years. Cabletron's consolidated results of operations include the operating results of Yago from the acquisition date.

Pro Forma Information

The unaudited pro forma consolidated historical results for the nine months ended November 30, 1998 and for the nine month period ended November 30, 1997 below assume the acquisitions of Ariel, FlowPoint, NetVantage and Yago occurred at the beginning of fiscal 1998:

(in thousands, except per share amounts)
                                                    Nine months ended
                                                       November 30,
                                                   1998          1997
                                                   ----          ----
Net sales                                      $1,069,868    $1,082,720
Net income (loss)                              $  (56,471)   $  112,916
Net income (loss) per share                    $    (0.34)   $     0.66

The pro forma results include amortization of the goodwill and other intangible assets described above. The pro forma results do not include the write-off of in-process research and development expenses at the date of acquisition. The pro forma results are not necessarily indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented, nor are they necessarily indicative of future consolidated results.

3. Restated acquisition related charges

As previously disclosed in the Form 10-Q for its quarter ended August 31, 1998, the Company received a letter from the staff of the Securities and Exchange Commission (the "Staff") commenting on the Company's Form 10-K for the year ended February 28, 1998 and its Form 10-Q for the quarter ended May 31, 1998. For a more complete description of the Staff's letter and its potential ramifications for the Company see "Item 5. Other Information" later in this report. Upon receiving advice from its auditors and other professionals in reviewing the Forms 10-K and 10-Q and formulating a response to the Staff, the Company determined to reduce the $57.7 million in special charges the Company recorded in the fourth quarter of fiscal 1998 in connection with its acquisition of the DNPG by approximately $33.2 million, and to reflect these expenses as incurred. As a result of this reduction, (i) the Company's loss from operations for the first quarter of fiscal 1999 increased by approximately $8.7 million of acquisition related expenses from the amount previously disclosed (including as disclosed in the Company's Form 10-Q for such quarter) and (ii) the Company's income from operations for the second quarter of fiscal 1999 decreased by approximately $5.0 million of acquisition related expenses from the amount disclosed in a press release dated September 21, 1998. As a consequence, loss per share for the first quarter increased by approximately $0.04 to ($0.97) and earnings per share for the second quarter reduced by approximately $0.02 to $0.07. In addition, the Company has determined to reclassify $13.6 million of special charges recorded in its acquisition of Yago Systems, Inc. associated with the elimination and phase out of superceded product lines to cost of sales in the first quarter of fiscal 1999. The adjustments described above have been fully incorporated into the financial statements contained in this report, excluding the Company's February 28, 1998 balance sheet which does not reflect these adjustments. The Company intends, after reaching a final resolution with the Staff, to amend its Form 10-K for fiscal 1998 (including the balance sheet contained in this report), its Form 10-Q for the first quarter of fiscal 1999 and possibly other filings to reflect the adjustments related to special charges described above and any additional adjustments required by the Staff.

Total DNPG acquisition related charges reported in the year
ended February 28, 1998 (in millions)                                    $57.7

         Less reductions:
         Contract employee benefits and contract
              compensation write-offs                                    (12.5)
         Professional fees and some facility costs
              reclassified to purchase price                             ( 3.2)
         Software licenses and software tools costs                       (7.0)
         Customer warranty and stock rotation                             (3.0)
         Other integration costs reductions in
              estimates and classifications                               (7.5)
                                                                         -----
         Total merger related costs as revised, consisting
              of elimination and phase out of overlapping
              products                                                   $24.5
                                                                         =====

Offsetting the $33.2 million adjustments were period expenses which relate to the fourth quarter of fiscal year 1998 totaling $1.6 million. The net pre-tax adjustment required for fiscal year 1998 totals $31.6 million.

4. New Accounting Pronouncements

Effective March 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income" (SFAS 130) which establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. For the Company, comprehensive income includes net income and unrealized gains and losses from foreign currency translation.

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

In October 1997, the AICPA Accounting Standards Executive Committee issued Statement of Position (SOP) 97-2, "Software Revenue Recognition" which provides guidance on applying generally accepted accounting principles in recognizing revenue for licensing, selling, leasing or otherwise marketing computer software and supersedes SOP 91-1. The Company will adopt SOP 97-2 for its fiscal year ended February 28, 1999 and does not anticipate any material impact on revenues or results from operations.

In June 1998, the FASB issued Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities (SFAS 133)." This Statement requires companies to record derivative instruments on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 will be effective for the Company's first quarter of fiscal year ending February 28, 2001. Management believes that this Statement will not have a significant impact on the Company.

5. Inventories

Inventories consist of:
(in thousands)
                                                November 30,     February 28,
                                                   1998              1998
                                                -----------      -----------

Raw materials                                      $ 68,319         $ 70,415
Work-in-process                                      14,303           24,521
Finished goods                                      160,386          214,731
                                                   --------         --------
Total inventories                                  $243,008         $309,667
                                                   ========         ========

6. EPS Reconciliation

The reconciliation of the numerators and denominators of the basic and diluted income (loss) per common share computations for the Company's reported net income (loss) is as follows:

(in thousands, except per share amounts)

                                                Three months ended       Nine months ended
                                                    November 30,            November 30,
                                                  1998        1997        1998        1997
                                                  ----        ----         ----        ----

Basic net income (loss) ...................   $ (85,018)   $ 19,898   $ (231,725)   $136,309
                                              =========    ========   ==========    ========
Weighted average shares outstanding - basic     169,658     157,986      165,884     157,527

Dilutive Effect:
 Net additional common shares upon
   exercise of common stock options                  --       1,889           --       2,379
                                              ---------    --------   ----------    --------
Weighted average shares outstanding -
   diluted ................................     169,658     159,875      165,884     159,906
                                              =========    ========   ==========    ========
Net income (loss) per share - basic .......   $   (0.50)   $   0.13   $    (1.40)   $   0.87
                                              =========    ========   ==========    ========
Net income (loss) per share - diluted .....   $   (0.50)   $   0.12   $    (1.40)   $   0.85
                                              =========    ========   ==========    ========

7. Comprehensive Income (Loss)

The Company's total of comprehensive income (loss) was as follows:
(in thousands)

                                              Three months ended          Nine months ended
                                                 November 30,               November 30,
                                                1998        1997           1998        1997
                                                ----        ----           ----        ----

Net income (loss) ...............            ($85,018)    $19,898      ($231,725)   $ 136,309
Other comprehensive income:
Foreign currency translation
   adjustment ...................              (2,641)        474           (577)         435
                                             --------     -------      ---------    ---------
Total comprehensive income (loss)            ($87,659)    $20,372      ($232,302)   $ 136,744
                                             ========     =======      =========    =========

8.    Supplemental Information

Supplemental Cash Flow Information and Noncash Investing and Financing Activities are as follows:
(in thousands)

                                                                         Nine Months Ended
                                                                            November 30,

                                                                           1998         1997
                                                                           ----         ----

Cash paid during the period for:
   Income taxes .....................................................   $10,220      $46,109
                                                                        =======      =======

Supplemental schedule of non-cash investing and financing activities:
   Acquisitions:
      Cash Paid .....................................................   $38,656           --
      Less cash acquired ............................................   $ 6,463           --
                                                                        -------      -------
      Net cash paid for acquisitions ................................   $32,193           --
                                                                        =======      =======
      Fair value of assets acquired .................................   $30,322           --
                                                                        =======      =======
      Liabilities assumed ...........................................   $16,081           --
                                                                        =======      =======
      Stock issued ..................................................  $226,989           --
                                                                       ========      =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of the Three Months ended November 30, 1998 vs Three Months ended November 30, 1997

Cabletron Systems' worldwide net sales in the third quarter of fiscal 1999 (the three month period ended November 30, 1998) were $329.9 million, a decrease of less than one percent, compared to net sales of $331.8 million for the third quarter of fiscal 1998. The slight decrease in net sales for the third quarter of fiscal 1999 was primarily a result of the continued weakening of sales of shared media products. The decrease in sales of shared media products was partially offset by the sales of products from Digital Network Products Group ("DNPG"), a division the Company acquired from Digital Equipment Corporation ("Digital") on February 7, 1998 and which did not contribute to the revenues in the third quarter of fiscal 1998, increased sales of switched products and increased service revenues. Sales of switched products increased by approximately $16.0 million, or 9.1%, to $191.4 million in the third quarter of fiscal 1999 compared to $175.4 million in the third quarter of fiscal 1998. Sales of shared media products decreased $33.2 million to $33.0 million in the third quarter of fiscal 1999 compared to $66.2 million in the same quarter of fiscal 1998, a decline of approximately 50.2%. Also offsetting the decrease in sales of shared media products was an increase in service revenue by approximately $16.4 million, or 38.1%, to $59.4 million in the third quarter of fiscal 1999 compared to $43.0 million in the third quarter of 1998. Service revenue increased largely as a result of the Company's continuing efforts to grow this portion of the business. The sales of switched products increased due to sales of the Company's newer switched products. Offsetting this increase was pricing pressure on the switched 10/100 products and decreased sales of some older switched products. These factors were partially offset by The decrease in sales of shared media products was a result of declining unit shipments. The Company expects sales of its shared media products may continue to decrease this fiscal year as customers continue to migrate from shared media products to switched products.

International sales were $131.6 million or 39.9% of net sales in the third quarter of fiscal 1999 as compared to $115.7 million or 34.9% of net sales for the same period in fiscal 1998. The increase in international sales was largely a result of sales by DNPG, which has a large percentage of its sales in the European and Pacific Rim ("Pac Rim") regions. Sales in Europe were $87.3 million, which was an increase of $18.0 million from sales of $69.3 million in the third quarter of fiscal 1998. Sales in the Pac Rim Region were $25.7 million, which was an increase of $11.7 million from sales of $14.0 million in the third quarter of fiscal 1998.

Gross profit as a percentage of net sales in the third quarter of fiscal 1999 decreased to 40.3% from 50.5% for the third quarter of fiscal 1998. The decrease was primarily due to an increase of obsolescence recognition of slower moving products and the discontinuance of older products. Secondary factors which negatively impacted the gross margin were (i) that lower than expected sales resulted in fixed manufacturing expenses, which had been increased in anticipation of higher sales, being a higher percentage of sales and (ii) a more competitive pricing environment.

Research and development expenses in the third quarter of fiscal 1999 increased 10.6% to $51.5 million from $46.6 million in the third quarter of fiscal 1998. The increase in research and development spending reflected the additional software and hardware engineers acquired as a result of acquisitions, and associated costs related to the development of new products, offset by a decrease in spending at existing locations. Research and development spending as a percentage of net sales increased to 15.6% from 14.0% in the third quarter of fiscal 1999.

Selling, general and administrative ("SG&A") expenses in the third quarter of fiscal 1999 increased 22.4% to $117.0 million from $95.5 million in the third quarter of fiscal 1998. The increase in expenses was due to an increase in marketing expenses, a revised incentive program and amortization of stay bonuses and incentive payments to employees added through the recent acquisitions by the Company.

Special charges in the third quarter of fiscal 1999 were $74.7 million. This amount relates to in-process research and development projects which were ongoing, at the time of acquisition, at the DSLAM division of Ariel Corporation, FlowPoint Corp. and NetVantage, Inc..

Net interest income in the third quarter of fiscal 1999 decreased $1.1 million to $3.5 million, as compared to $4.6 million in the same quarter of fiscal 1998. The decrease reflects lower cash and short-term investments balances due to payments relating to the acquisitions completed during the last four quarters.

Loss before income taxes was $106.8 million in the third quarter of fiscal 1999 compared to income before income taxes of $30.1 million in the third quarter of fiscal 1998. The decrease in income (loss) before income taxes was due primarily to special charges of $74.7 million relating to the acquisitions of the DSLAM division of Ariel Corporation, FlowPoint Corp. and NetVantage, Inc., and secondarily, lower gross margins and higher operating expenses. Excluding the special charges, loss before income taxes was $32.1 million, in the third quarter of fiscal 1999. For the three months ended November 30, 1998 the actual tax rate differs from the expected tax rate due to the non-deductibility of the in-process research and development charges taken in connection with certain acquisitions completed during the quarter.


Results of the Nine Months ended November 30, 1998 vs Nine Months ended November 30, 1997

Cabletron Systems' worldwide net sales of $1,066.2 million for the nine months ended November 30, 1998 represented a less than one percent increase over net sales of $1,065.8 million reported for the same period of the preceding year. Sales of switched products increased from $509.2 million, during the nine month period ended November 30, 1997 to $592.0 million, during the nine month period ended November 30, 1998. The sales of switched products increased due largely to increased sales of the Company's newer switched products, including switched products acquired in the Company's acquisition of the DNPG. These sales were offset by pricing pressure on the switched 10/100 products and decreased sales of some older switched products. Sales of shared media products decreased from $267.6 million, during the nine month period ended November 30, 1997, to $139.7 million, during the nine month period ended November 30, 1998. The decrease in sales of shared media products was a result of declining unit shipments. Also, offsetting the decrease in shared media revenue was an increase of $34.7 million in service revenue from $138.3 million, during the nine month period ended
November  30,  1997,  to $173.0  million,  during  the nine month  period  ended
November 30, 1998. Service revenue increased largely as a result of the Company's continuing efforts to grow this portion of the business.

International sales as a percentage of total net sales increased to 41.0% ($437.6 million) from 30.2% ($322.1 million) for the same period of the preceding year. The increase in international sales was largely a result of sales by DNPG, which has a large percentage of its sales in the European and Pac Rim regions. Sales in Europe increased $102.4 million, from $189.6 million to $292.0 million and sales in the Pac Rim Region increased $29.6 million, from $41.9 million to $71.5 million.

Gross profit as a percentage of net sales for the nine months ended November 30, 1998 was 42.0% compared to 55.3% for the nine months ended November 30, 1997. The decreased gross profit percentage was due to higher inventory obsolescence, a more competitive pricing environment and higher relative expenses resulting from lower than expected sales. Another factor contributing to the lower gross profit margin is that the Company acquired products that contribute to the revenue mix at lower-margins than the Company's core products.

Research and development costs increased to $159.6 million compared to $134.6 million for the same period of the preceding fiscal year. As a percentage of net sales, spending for research and development increased to 15.0% from 12.6%. The higher spending for research and development reflected increased numbers of software and hardware engineers hired and acquired as a result of acquisitions and associated costs related to development of new products.

Spending for selling, general and administrative expenses increased to $328.0 million compared to $261.8 million for the same period of the preceding year. As a percentage of net sales, spending for selling, general and administration increased to 30.8% from 24.6% for the same period of the preceding year. The increase in spending was the result of an increase in sales and technical personnel, incentive payments to employees added through the recent acquisitions by the Company and increased marketing programs.

Special charges for the nine months of fiscal 1999 were $224.7 million. This amount relates to in-process research and development projects which were ongoing, at the time of acquisition, at Yago Systems, Inc., the DSLAM division of Ariel Corporation, FlowPoint Corp. and NetVantage, Inc..

Net interest income was $11.4 million compared to $14.3 million in the same period last year. The decrease reflects lower cash and short-term investments balances due to cash expended for acquisitions.

Loss before income taxes of $252.8 million represented a decrease from income before income taxes of $206.8 million for the same period a year ago. The decrease was due largely to one-time acquisition expenses, special charges, for Yago Systems, the DSLAM division of Ariel Corporation, FlowPoint Corp. and NetVantage, Inc. These special charges totaled $224.7 million. Additionally, the decrease in income before income taxes was due to lower gross margins and higher expenses. For the nine months ended November 30, 1998 the actual tax rate differs from the expected tax rate due to the non-deductibility of the in-process research and development charges taken in connection with certain acquisitions completed during the period.

Liquidity and Capital Resources

Cash, cash equivalents, marketable securities and long-term investments decreased to $394.5 million at November 30, 1998 from $447.3 million at February 28, 1998. Net cash used in operating activities was $15.7 million in the nine month period ended November 30, 1998, compared to net cash provided by operating activities of $45.3 million in the comparable period of fiscal 1998. The primary reason operating activities used cash during the period was that the Company experienced increased costs as it prepared for an increase in sales activity which increased sales level never occurred. Additionally, the decrease was due to the use of product credits by Digital. In the Company's acquisition of the DNPG, Digital received product credits which Digital can use until February 7, 2000 to purchase products from the Company. No cash is exchanged when Digital purchases products using product credits; instead Digital's remaining product credits are reduced by the amount of the purchase. The effect of Digital's use of product credits on net cash provided by operating activities in this period was partially offset by the Company's reduction of inventories due to improved inventory controls. Net cash used in investing activities decreased by $5.2 million due in part to the Company having net purchases of securities of $25.1 million. The Company sold buildings, during the third quarter of fiscal 1999, which provided $24.5 million, while the Company paid $32.2 million, net of cash received, for acquisitions completed during the quarter.

Net accounts receivable decreased by $15.9 million to $225.3 million at November 30, 1998 from $241.2 million at February 28, 1998. Average days sales outstanding were 61 days at November 30, 1998 compared to 78 days at February 28, 1998. The decrease in days sales outstanding was due primarily to the use of product credits by Digital and, secondarily, to the increased collection efforts of the Company. Digital's use of product credits reduces days sales outstanding because the Company deems purchases paid in product credits to be collected immediately.

The Company has historically maintained higher levels of inventory than its competitors in the LAN industry in order to implement its policy of shipping most orders requiring immediate delivery within 24 to 48 hours. Worldwide inventories at November 30, 1998 were $243.0 million, or 111 days of inventory, compared to $309.7 million, or 157 days of inventory at the end of the prior fiscal year. Inventory turnover was 3.3 turns at November 30, 1998, compared to
2.3 turns at February 28, 1998. Inventories decreased and inventory turnover increased due both to improved inventory control performance and increased reserves for inventory in connection with reducing the scope of the Company's product offerings.

Capital expenditures for the first nine months of fiscal 1999 were $35.8 million compared to $64.0 million for the same period of the preceding year. Capital expenditures were principally related to upgrades of computer, computer related equipment and manufacturing equipment.

On November 23, 1998, the Company sold buildings acquired as part of its acquisition of the Network Products Group of Digital Equipment Corporation. The Company received cash totaling $24.5 million. Since the sale of the buildings occurred within 12 months of the business acquisition date, the Company recorded a $2.6 million gain as an adjustment to goodwill recorded as part of the business acquisition.

Current liabilities at November 30, 1998 were $488.8 million compared to $472.8 million at the end of the prior fiscal year. This increase was mainly due to timing of disbursements.

In the opinion of management, internally generated funds from operations and existing cash, cash equivalents and short-term investments will provide adequate funds to support the Company's working capital and capital expenditure requirements for the next twelve months.

Year 2000-compliance

As widely reported, many computer systems were not designed to handle any dates beyond the year 1999 and, therefore, computer hardware and software will need to be modified prior to the year 2000 in order to remain functional. The Year 2000 Issue is the result of computer programs being written using two digits rather than four, to define a specific year. Absent corrective measures, a computer program that has date-sensitive software may recognize a date using "00" as 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions to various activities and operations. As is true for most companies, the Year 2000 computer issue creates a risk for the Company. If the Company's internal systems or the systems of its suppliers do not correctly recognize date information when the year changes to 2000, there could be an adverse impact on the Company's operations. To address this issue, the Company initiated a project to assess and address Year 2000 compliance issues for its infrastructure, internal systems and suppliers. In addition, the project is responsible for assessing and addressing the Year 2000 compliance of the Company's products.

With respect to the Company's infrastructure and internal systems (consisting of facilities, telecommunications, and the corporate network) and enterprise, manufacturing, engineering systems, as well as those of third party suppliers, the phases of the project include: (1) inventorying Year 2000 items; (2) assigning priorities to identified items and assessing the Year 2000 compliance of items determined to be critical to the Company; (3) remediation of critical items that are determined not to be Year 2000 compliant; (4) testing critical items; and (5) designing and implementing contingency plans.

Cabletron has substantially completed its inventory of critical systems, and expects to complete the overall inventory within the next two months. The Company is currently in the process of prioritizing and assessing the inventoried systems, equipment and facilities. The Company expects to complete most facets of this assessment program during mid 1999. Remediation and testing of critical systems is under way and it is expected that this process will be complete by the end of October 1999. Cabletron Systems is currently contacting its critical suppliers to determine that the suppliers' operations and the products and services they provide are Year 2000 compliant. This process will continue throughout 1999. Even where assurances are received from third parties there remains a risk that failure of systems and products of other companies on which the Company relies could have a materially adverse effect on the Company. In order to achieve these dates, the Company is continuing to allocate additional resources to the Year 2000 project. At this time, the Company is still assessing the likely worse case scenario if its critical systems are not Year 2000 compliant by the Year 2000, but it expects to do so within the next three months.

The Company has conducted extensive work regarding the status of its current, developing and installed base of products. The Company has published a list of its major products indicating their status of Year 2000 compliance. This list is available on the Company's World Wide Web page (http://www.cabletron.com/year-2000) and is updated periodically. The Company believes that substantially all of its current hardware products are Year 2000 compliant. The Company believes that its older hardware products that are not Year 2000 compliant will continue to perform all essential and material functions after the year 2000 but may, in limited circumstances, incorrectly report the date of events (i.e., events on the network that are reported to a network management software package) after the year 2000. The Company believes that its current version of (Version 5.1) Spectrum, its network management platform is Year 2000 compliant. Older versions of Spectrum are not Year 2000 compliant. The Company is offering upgrades for some, but not all, of the non-compliant products previously sold by the Company. For other non-compliant products, previously sold, the Company is offering customers the opportunity to purchase equipment offering equivalent functionality. Given that most non-compliant products previously sold will continue to perform their standard functions, the Company expects that many customers will decide not to replace those products. Despite the Company's efforts to date to identify the Year 2000 compliance of its current and installed base of products and the effects of any non-compliance, the Company cannot be sure that it has identified all areas of non-compliance or that any solutions it implements to address the non-compliance will prove satisfactory. Further, since all customer situations cannot be anticipated, particularly those involving third party products, the Company may experience an increase in warranty and other claims as a result of the Year 2000 transition. For these reasons, the impact of customer claims could have a material adverse impact on the Company's results of operations or financial condition.

Based on the work performed to date, the Company has not incurred material costs. The Company presently estimates it will incur between $15 and $18 million of costs, of which approximately 85% will be for capital expenditures, in connection with its Year 2000 efforts. This estimate is based on information gathered to date, and may be materially revised as the inventory is completed and work progresses. If implementation of replacement systems is delayed, or if significant new non-compliance issues are identified, the Company's results of operations or financial condition could be materially adversely affected.

Contingency plans are being developed in critical areas, to ensure that any potential material business interruptions caused by the Year 2000 issue are mitigated. Preliminary contingency plans are expected to be formalized by March 31, 1999. However, the foregoing statements are based upon management's best estimates at the present time which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. The Company has taken and will continue to take corrective action to mitigate any significant Year 2000 problems. There can be no guarantee that the Company will not experience significant business disruptions or loss of business due to the Year 2000 issue. Specific factors may later become known which could result in a material adverse impact on the Company's results of operations or financial condition.

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

Based on the Company's overall currency rate exposure at November 30, 1998 including derivative and other foreign currency sensitive instruments, a near-term change in currency rates based on historic currency rate movements would not materially affect the consolidated financial position, results of operations, or cash flows of the Company.

The success of the hedging program depends on forecasts of transaction activity in various currencies. To the extent that these forecasts are over or understated during periods of currency volatility, the Company could experience unanticipated currency gains or losses.

Euro Conversion

Effective January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their existing sovereign currencies (the "legacy currencies") and one common currency (the "Euro"). The participating countries adopted the Euro as their common legal currency on that date (the "Euro Conversion"). Since that date, the Euro began trading on currency exchanges and has been used in business transactions. On January 1, 2002, participating countries will issue new Euro-denominated bills and coins. The legacy currencies will be withdrawn from circulation as legal tender effective January 1, 2002. During the period from January 1, 1999 and June 30, 2002, parties may use either the Euro or a participating country's legacy currency as legal tender.

Earlier this year, the Company formed a Euro Committee. The Euro Committee has analyzed the impact of the Euro conversion on the Company in a number of areas, including the Company's information systems, product pricing, finance and banking resources, foreign exchange management, contracts and accounting and tax departments. While the Company has made certain adjustments to its business and operations to accommodate the Euro conversion, the Euro Committee believes that the Euro conversion will not have a material adverse impact on the Company's financial position and results of operations.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

As previously disclosed in Cabletron's annual report on Form 10-K for fiscal 1998, a consolidated class action lawsuit purporting to state claims against Cabletron and certain officers and directors of Cabletron was filed and currently is pending in the United States District Court for the District of New Hampshire. The complaint alleges that Cabletron and several of its officers and directors disseminated materially false and misleading information about Cabletron's operations and acted in violation of Section 10(b) and Rule 10b-5 of the Exchange Act during the period between March 3, 1997 and December 2, 1997. The complaint also alleges that certain of the Company's alleged accounting practices resulted in the disclosure of materially misleading financial results during the same period. The Complaint does not specify the amount of damages sought on behalf of the class. Cabletron and other defendants moved to dismiss the complaint and, by Order dated December 23, 1998, the District Court expressed its intention to grant Cabletron's motion to dismiss unless the plaintiffs amended their complaint within 30 days (or January 22, 1999). As of the date of this filing, no such amendment has been served on Cabletron or the individual defendants. The legal costs incurred by Cabletron in defending itself and its officers and directors against this litigation, whether or not it prevails, could be substantial, and in the event that the plaintiffs prevail, Cabletron could be required to pay substantial damages. This litigation may be protracted and may result in a diversion of management and other resources of Cabletron. The payment of substantial legal costs or damages, or the diversion of management and other resources, could have a material adverse effect on Cabletron's business, financial condition or results of operations.

Item 5. Other Information

As previously disclosed, the Company received a letter from the staff of the Securities and Exchange Commission (the "Staff") commenting on the Company's Form 10-K for the year ended February 28, 1998 and its Form 10-Q for the quarter ended May 31, 1998. The Staff proposes that the Company amend its Forms 10-K and 10-Q to reflect the Staff's comments. The Staff's comments focus primarily on accounting issues related to the Company's acquisition of the DNPG, Yago Systems, Inc., and certain earlier acquisitions, including principally the amount of the purchase price in the DNPG and Yago acquisitions allocated by the Company to in-process research and development, as well as the extent of the disclosure related to such allocations, and to special charges the Company recorded in connection with these acquisitions. The Company believes that the comments by the Staff are similar to those made to a number of public companies, particularly in the technology industry, that have reported acquisitions in the recent past. The accounting for acquisitions reflected in the Forms 10-K and 10-Q is, the Company believes, consistent with industry practice and was based upon consultation with its auditors and, with respect to in-process research and development, with an independent third party appraiser.

Upon receiving further advice from its auditors and other professionals in reviewing the Forms 10-K and 10-Q and formulating a response to the Staff, the Company has determined to reduce the $57.7 million in special charges the Company recorded in the fourth quarter of fiscal 1998 in connection with its acquisition of the DNPG by approximately $33.2 million. The amount being reduced is comprised primarily of (i) approximately $13 million related to the buy-out of certain Digital benefits and employee starting bonuses which amount will be amortized over the six quarters following the closing of the acquisition, (ii) approximately $3 million of professional fees which will be allocated to the purchase price and (iii) approximately $16 million of other estimated acquisition related obligations, which estimates have subsequently been reduced. As a result, (i) the Company's loss from operations for the first quarter of fiscal 1999 has been increased by approximately $8.7 million of acquisition related expenses from the amount previously disclosed (including as disclosed in the Company's Form 10-Q for such quarter) and (ii) the Company's income from operations for the second quarter of fiscal 1999 has been decreased by approximately $5.0 million of acquisition related expenses from the amount disclosed in a press release dated September 21, 1998. As a consequence, loss per share for the first quarter of fiscal 1999 has been increased by approximately $0.04 to ($0.97) and earnings per share for the second quarter has been reduced by approximately $0.02 to $0.07. The adjustments described in this paragraph have been fully incorporated into the financial statements contained in this report, excluding the Company's February 28, 1998 balance sheet which does not incorporate these adjustments. The Company expects that this reallocation of acquisition related expenses will have the effect of increasing operating expenses between $2 and $4 million in each of its next three quarters (beginning with the third fiscal quarter). In addition, the Company has determined to reclassify $13.6 million of special charges associated with the elimination and phase out of superceded product lines recorded in its acquisition of Yago Systems, Inc. into its cost of sales for the first quarter of fiscal 1999. This reclassification will not effect future financial results.

The Company is engaged in communication with the Staff. The Staff may seek additional adjustments of special charges related to the DNPG or other acquisitions. Together with the adjustments reflected in this report, any such additional adjustments may have a material adverse impact upon the Company's operating expenses and earnings in future periods. In addition, the Staff may seek reductions in the amount of the purchase prices allocated to in-process research and development in the DNPG and Yago Systems, Inc. acquisitions. The Company allocated $325.0 million of the DNPG purchase price and $150.0 million of the Yago purchase price to in-process research and development. In the event that the Company is required to reduce the charges for in-process research and development, these amounts will be allocated to other intangible assets, which would be amortized against earnings on a straight line basis over approximately 5 - 10 years. Any such allocation may have a material adverse impact upon the Company's operating expenses and earnings in future periods. The Staff has not expressed any comment on the Company's accounting for its acquisitions of the DSLAM division of Ariel Corporation, FlowPoint or NetVantage, but the Staff could also take exception to the accounting in those acquisitions as well. As in the DNPG and Yago acquisitions, the Company allocated substantial amounts of the purchase price in these three recent acquisitions to in-process research and development. A reallocation of the amounts allocated to in-process research and development in these three acquisitions could also have a material adverse impact upon the Company's operating expenses and earnings in future periods. The Company intends, after reaching a final resolution with the Staff, to amend its Form 10-K for fiscal 1998 (including the balance sheet contained in this report), its Form 10-Q for the first quarter of fiscal 1999 and possibly other filings to reflect the adjustments related to special charges described above and any additional adjustments required by the Staff and to add additional textual disclosure concerning these special charges, the in-process research and development allocations and certain other matters.

Item 6. Exhibits and Reports on Form 8-K

(a) There were no exhibits filed during the quarter ended November 30, 1998.

(b) The Registrant filed two reports on Form 8-K during the quarter for which this report is filed. On September 9, 1998 the Registrant announced the appointment of Michael A. Skubisz to Chief Technology Officer. On October 5, 1998 the Registrant announced the sale of 89,921 shares of its common stock pursuant to Regulation S under the Securities Act of 1933.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                        CABLETRON SYSTEMS, INC.
                                                        (Registrant)

January 14, 1999                         /s/ Craig R. Benson
            Date                             Craig R. Benson
                                             Chairman, President,
                                             Chief Executive Officer and
                                             Treasurer

January 14, 1999                         /s/ David J. Kirkpatrick
            Date                             David J. Kirkpatrick
                                             Corporate Executive Vice President
                                             of Finance and
                                             Chief Financial Officer

EXHIBIT INDEX
Exhibit

No.    Exhibit No.                                                  Page

11.1   Included in notes to consolidated financial statements        --