Form 10-Q/A
period 1998-11-30
CABLETRON SYSTEMS INC
filed 1999-03-17
CIK 846909

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q/A

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934





                     For the Quarter Ended November 30, 1998



             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 1-10228




                             CABLETRON SYSTEMS, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)



           Delaware                                             04-2797263
           --------                                             ----------
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





This document contains 28 pages


Exhibit index on page 27

                                      INDEX

                             CABLETRON SYSTEMS, INC.



                                                                         Page
                                                                         ----
Facing Page                                                                1

Index                                                                      2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets - November 30, 1998 (unaudited) and
February 28, 1998                                                          3

Consolidated Statements of Operations - Three and nine months
ended November 30, 1998 and 1997 (unaudited)                               4

Consolidated Statements of Cash Flows - Nine months ended
November 30, 1998 and 1997 (unaudited)                                     5

Notes to Consolidated Financial Statements -
November 30, 1998 (unaudited)                                           6 - 11

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations                                    12 - 22

Item 3. Quantitative and Qualitative Disclosures about
Market Risk                                                               23

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                 24

Item 5. Other Information                                                 25

Item 6. Exhibits and Reports on Form 8-K                                  26

Signatures                                                                26

Index to the Exhibits                                                     27

PART I. FINANCIAL INFORMATION


Item 1. Financial Statements

CABLETRON SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

                                                                          (unaudited)

                                                                       November 30, 1998    February 28, 1998
                                                                       -----------------    -----------------

Assets
Current Assets:
  Cash and cash equivalents                                               $  129,266           $  207,078
  Short-term investments                                                      87,019              116,979
  Accounts receivable, net                                                   225,303              241,181
  Inventories, net                                                           243,008              309,667
  Deferred income taxes                                                       78,032               81,161
  Prepaid expenses and other assets                                          113,697               78,084
                                                                          ----------           ----------
         Total current assets                                                876,325            1,034,150
                                                                          ----------           ----------

Long-term investments                                                        178,199              123,272
Long-term deferred income taxes                                              167,295              167,308
Property, plant and equipment, net                                           211,498              244,730
Intangible assets                                                             98,364               36,867
                                                                          ----------           ----------
         Total assets                                                     $1,531,681           $1,606,327
                                                                          ==========           ==========

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                                         $  95,607           $   79,969
  Current portion of long-term obligation                                    159,002              157,719
  Accrued expenses                                                           234,167              235,062
                                                                          ----------           ----------
         Total current liabilities                                           488,776              472,750

Long-term obligation                                                             ---              132,500
Long-term deferred income taxes                                               22,037               12,057
                                                                          ----------           ----------
         Total liabilities                                                   510,813              617,307
                                                                          ----------           ----------
Stockholders' equity:
  Preferred stock, $1.00 par value. Authorized
    2,000 shares; none issued                                                    ---                 ---
  Common stock $0.01 par value. Authorized
    240,000 shares; issued and outstanding
    171,672 and 158,267, respectively                                          1,717               1,583
  Additional paid-in capital                                                 543,975             300,834
  Retained earnings                                                          474,973             685,823
                                                                          ----------          ----------
                                                                           1,020,665             988,240
Accumulated other comprehensive income                                           203                 780
                                                                          ----------          ----------
         Total stockholders' equity                                        1,020,868             989,020
                                                                          ----------          ----------
         Total liabilities and stockholders' equity                       $1,531,681          $1,606,327
                                                                          ==========          ==========



                     See accompanying notes to consolidated financial statements.

CABLETRON SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

                                                                                  (unaudited)

                                                                Three Months Ended             Nine Months Ended
                                                                    November 30,                  November 30,
                                                                 1998        1997               1998        1997
                                                                 ----        ----               ----        ----

Net sales                                                     $329,868      $331,827      $1,066,206    $1,065,808
Cost of sales                                                  197,041       164,254         618,156       476,847
                                                              --------      --------       ---------    ----------
         Gross profit                                          132,827       167,573         448,050       588,961
                                                              --------      --------       ---------    ----------
Operating expenses:
   Research and development                                     51,484        46,552         159,633       134,583
   Selling, general and administrative                         116,965        95,521         327,950       261,848
   Special charges                                              74,650           ---         224,650           ---
                                                              --------      --------       ---------    ----------
         Total operating expenses                              243,099       142,073         712,233       396,431
                                                              --------      --------       ---------    ----------
Income (loss) from operations                                 (110,272)       25,500        (264,183)      192,530
Interest income, net                                             3,493         4,648          11,413        14,269
                                                              --------      --------       ---------    ----------
         Income (loss) before income taxes                    (106,779)       30,148        (252,770)      206,799
Income tax expense (benefit)                                   (21,761)       10,250         (21,045)       70,490
                                                              --------      --------       ---------    ----------
         Net income (loss)                                    $(85,018)     $ 19,898       $(231,725)   $  136,309
                                                              ========      ========       =========    ==========
Net income (loss) per share - basic                           $  (0.50)     $   0.13       $   (1.40)   $     0.87
                                                              ========      ========       =========    ==========
Weighted average number of shares outstanding
         - basic                                               169,658       157,986         165,884       157,527
                                                             =========      ========       =========    ==========
Net income (loss) per share - diluted                         $  (0.50)      $  0.12       $   (1.40)   $     0.85
                                                              ========       =======       =========    ==========
Weighted average number of shares outstanding
         - diluted                                             169,658       159,875         165,884       159,906
                                                             =========      ========       =========    ==========


                            See accompanying notes to consolidated financial statements.

CABLETRON SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)

                                                                  (unaudited)

                                                              Nine Months Ended
                                                                 November 30,
                                                              1998         1997
                                                              ----         ----

Cash flows from operating activities:
Net income (loss)                                        ($231,725)   $ 136,309
  Adjustments to reconcile net income (loss) to net
  cash (used in) provided by operating
  activities:
    Depreciation and amortization                           66,884       50,205
    Provision for losses on accounts receivable              3,929        1,098
    Deferred taxes                                           2,472       (8,239)
    Loss (gain) on disposal of property                      1,018         (446)
    Purchased research and development from
      acquisitions                                         224,650          ---
    Other                                                      575          ---
  Changes in assets and liabilities:
    Accounts receivable                                     25,259      (82,031)
    Inventories                                             75,444      (84,233)
    Prepaid expenses and other assets                           21       (1,755)
    Accounts payable, accrued expenses and
      long-term obligations                               (155,731)      39,244
    Income taxes payable                                   (28,481)      (4,892)
                                                          ---------   ---------
Net cash (used in) provided by operating
  activities                                               (15,685)      45,260
                                                          ---------   ---------

Cash flows from investing activities:
  Capital expenditures                                     (35,840)     (64,037)
  Proceeds from sale of fixed assets                        24,531          ---
  Acquisitions of businesses, net of cash acquired         (32,193)         ---
  Purchases of available-for-sale securities               (82,375)     (86,478)
  Purchases of held-to-maturity securities                 (69,596)     (37,228)
  Maturities of securities                                 126,888      113,943
                                                         ---------    ---------
Net cash used in investing activities                      (68,585)     (73,800)
                                                         ---------    ---------

Cash flows from financing activities:
  Proceeds from stock option exercise                        1,593       17,097
  Common stock issued to employee stock
    purchase plan                                            5,384        3,311
                                                         ---------    ---------
Net cash provided by financing activities                    6,977       20,408
                                                         ---------    ---------

Effect of exchange rate changes on cash                       (519)         230
                                                         ---------    ---------
Net decrease in cash and cash equivalents                  (77,812)      (7,902)
Cash and cash equivalents, beginning of period             207,078      214,828
                                                         ---------    ---------
Cash and cash equivalents, end of period                 $ 129,266    $ 206,926
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

Yago Systems, Inc.

On March 17, 1998, Cabletron acquired Yago Systems, Inc. ("Yago"), a privately held manufacturer of wire speed routing and layer-4 switching products and solutions. Under the terms of the merger agreement, Cabletron issued 6.0 million shares of Cabletron common stock to the shareholders of Yago in exchange for all of the outstanding shares of Yago, not then owned by Cabletron. In addition, Cabletron assumed Yago stock options for approximately 2.1 million shares of Cabletron common stock. Prior to the closing of the acquisition, Cabletron held approximately twenty-five percent of Yago's capital stock, calculated on a fully diluted basis. Cabletron also agreed, pursuant to the terms of the merger agreement, to issue up to 5.5 million shares of Cabletron common stock to the former shareholders of Yago in the event the shares originally issued in the transaction do not attain a market value of $35 per share eighteen months after the closing of the transaction.

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

3. Restated acquisition related charges

As previously disclosed in the Form 10-Q for its quarter ended August 31, 1998, the Company received a letter from the staff of the Securities and Exchange Commission (the "Staff") commenting on the Company's Form 10-K for the year ended February 28, 1998 and its Form 10-Q for the quarter ended May 31, 1998. For a more complete description of the Staff's letter and its potential ramifications for the Company see "Item 5. Other Information" later in this report. Upon receiving advice from its auditors and other professionals in reviewing the Forms 10-K and 10-Q and formulating a response to the Staff, the Company determined to reduce the $57.7 million in special charges the Company recorded in the fourth quarter of fiscal 1998 in connection with its acquisition of the DNPG by approximately $33.2 million, and to reflect these expenses as incurred. As a result of this reduction, (i) the Company's loss from operations for the first quarter of fiscal 1999 increased by approximately $8.7 million of acquisition related expenses from the amount previously disclosed (including as disclosed in the Company's Form 10-Q for such quarter) and (ii) the Company's income from operations for the second quarter of fiscal 1999 decreased by approximately $5.0 million of acquisition related expenses from the amount disclosed in a press release dated September 21, 1998. As a consequence, loss per share for the first quarter increased by approximately $0.04 to ($0.97) and earnings per share for the second quarter decreased by approximately $0.02 to $0.07. In addition, the Company has determined to reclassify $13.6 million of special charges recorded in its acquisition of Yago Systems, Inc. associated with the elimination and phase out of superceded product lines to cost of sales in the first quarter of fiscal 1999. The adjustments described above have been fully incorporated into the financial statements contained in this report, excluding the Company's February 28, 1998 balance sheet which does not reflect these adjustments. The Company intends, after reaching a final resolution with the Staff, to amend its Form 10-K for fiscal 1998 (including the balance sheet contained in this report), its Form 10-Q for the first quarter of fiscal 1999 and possibly other filings to reflect the adjustments related to special charges described above and any additional adjustments required by the Staff.

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
                                                  ========          ========

6. EPS Reconciliation

The reconciliation of the numerators and denominators of the basic and diluted income (loss) per common share computations for the Company's reported net income (loss) is as follows:

(in thousands, except per share amounts)


                                                               Three months ended            Nine months ended
                                                                   November 30                  November 30,
                                                                 1998        1997            1998        1997
                                                                 ----        ----            ----        ----

Basic net income (loss)                                       $(85,018)  $ 19,898         $(231,725)    $136,309
                                                              ========   ========          =========     ========
Weighted average shares outstanding - basic                    169,658    157,986           165,884      157,527

Dilutive Effect:
 Net additional common shares upon
          exercise of common stock options                         ---      1,889               ---        2,379
                                                              --------  ---------         ---------     --------
Weighted average shares outstanding -
     diluted                                                   169,658    159,875           165,884      159,906
                                                               =======  =========         =========     ========
Net income (loss) per share - basic                             $(0.50)    $ 0.13            $(1.40)     $  0.87
                                                              ========  =========         =========     ========
Net income (loss) per share - diluted                           $(0.50)    $ 0.12            $(1.40)     $  0.85
                                                              ========  =========         =========     ========

7. Comprehensive Income (Loss)

The Company's total of comprehensive income (loss) was as follows:
(in thousands)

                                                               Three months ended            Nine months ended
                                                                   November 30,                 November 30,
                                                                 1998        1997            1998        1997
                                                                 ----        ----            ----        ----

Net income (loss)                                             ($85,018)   $19,898         ($231,725)    $136,309
Other comprehensive income:
Foreign currency translation
   adjustment                                                   (2,641)       474              (577)         435
                                                              --------    -------         ----------    --------
Total comprehensive income (loss)                             ($87,659)   $20,372         ($232,302)    $136,744
                                                              ========    =======        ==========     ========

8.    Supplemental Information

Supplemental Cash Flow Information and Noncash Investing and Financing Activities are as follows:
(in thousands)

                                                                                     Nine Months Ended
                                                                                        November 30,

                                                                                    1998             1997
                                                                                    ----             ----

Cash paid during the period for:
   Income taxes                                                                  $ 10,220        $ 46,109
                                                                                 ========        ========

Supplemental schedule of non-cash investing and financing activities:
   Acquisitions:
      Cash Paid                                                                  $ 38,656             ---
      Less cash acquired                                                            6,463             ---
                                                                                 --------
      Net cash paid for acquisitions                                             $ 32,193             ---
                                                                                 ========        ========
      Fair value of assets acquired                                              $ 30,322             ---
                                                                                 ========        ========
      Liabilities assumed                                                        $ 16,081             ---
                                                                                 ========        ========
      Stock issued                                                               $226,989             ---
                                                                                 ========        ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of the Three Months ended November 30, 1998 vs Three Months ended November 30, 1997

Cabletron Systems' worldwide net sales in the third quarter of fiscal 1999 (the three month period ended November 30, 1998) were $329.9 million, a decrease of less than one percent, compared to net sales of $331.8 million for the third quarter of fiscal 1998. The slight decrease in net sales for the third quarter of fiscal 1999 was primarily a result of the continued weakening of sales of shared media products. The decrease in sales of shared media products was partially offset by the sales of products from Digital Network Products Group ("DNPG"), a division the Company acquired from Digital Equipment Corporation ("Digital") on February 7, 1998 and which did not contribute to the revenues in the third quarter of fiscal 1998, increased sales of switched products and increased service revenues. Sales of switched products increased by approximately $16.0 million, or 9.1%, to $191.4 million in the third quarter of fiscal 1999 compared to $175.4 million in the third quarter of fiscal 1998. Sales of shared media products decreased $33.2 million to $33.0 million in the third quarter of fiscal 1999 compared to $66.2 million in the same quarter of fiscal 1998, a decline of approximately 50.2%. Also offsetting the decrease in sales of shared media products was an increase in service revenue by approximately $16.4 million, or 38.1%, to $59.4 million in the third quarter of fiscal 1999 compared to $43.0 million in the third quarter of fiscal 1998. Service revenue increased largely as a result of the Company's continuing efforts to grow this portion of the business. The sales of switched products increased due to sales of the Company's newer switched products. Offsetting this increase was pricing pressure on the switched 10/100 products and decreased sales of some older switched products. The decrease in sales of shared media products was a result of declining unit shipments. The Company expects sales of its shared media products may continue to decrease this fiscal year as customers continue to migrate from shared media products to switched products.

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

Gross profit as a percentage of net sales for the nine months ended November 30, 1998 was 42.0% compared to 55.3% for the nine months ended November 30, 1997. The decreased gross profit percentage was due to higher inventory obsolescence, a more competitive pricing environment and higher relative expenses resulting from lower than expected sales. Another factor contributing to the lower gross profit margin is that the Company acquired products that contribute to the revenue mix at lower margins than the Company's core products.

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

Loss before income taxes of $252.8 million represented a decrease from income before income taxes of $206.8 million for the same period a year ago. The decrease was due largely to one-time acquisition expenses, special charges, for Yago Systems, the DSLAM division of Ariel Corporation, FlowPoint Corp. and NetVantage, Inc.. These special charges totaled $224.7 million. Additionally, the decrease in income before income taxes was due to lower gross margins and higher expenses. For the nine months ended November 30, 1998 the actual tax rate differs from the expected tax rate due to the non-deductibility of the in-process research and development charges taken in connection with certain acquisitions completed during the period.

Business Combinations

DSLAM division of Ariel Corporation

On September 1, 1998, Cabletron acquired the assets and liabilities of the DSLAM division of Ariel Corporation ("Ariel"). Cabletron recorded the cost of the acquisition at approximately $45.1 million, including fees, expenses and other costs related to the acquisition. Cabletron's consolidated results of operations include the operating results of the DSLAM division of Ariel Corporation from the acquisition date.

In connection with the acquisition of Ariel, the Company allocated $27.8 million ($23.7 million, net of tax) of the purchase price to in-process research and development projects. The valuation of the in-process research and development (IPR&D) incorporated the guidance on IPR&D valuation methodologies recently promulgated by the Securities and Exchange Commission (SEC). These methodologies incorporate the notion that cash flows attributable to development efforts, including the effort to be completed on the development effort underway, and development of future versions of the product that have not yet been undertaken, should be excluded in the valuation of IPR&D. This allocation represents risk-adjusted cash flows related to the incomplete products. At the date of acquisition, the development of these projects had not yet reached technological feasibility and the research and development ("R&D") in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date.

The Company used independent third-party appraisers to assess and allocate values to the in-process research and development. The value assigned to these assets was determined by identifying significant research projects for which technological feasibility had not been established, including development, engineering and testing activities associated with the introduction of Ariel's next-generation DSLAM technology.

The nature of the efforts to develop the acquired in-process technology into commercially viable products principally relate to the completion of all planning, designing, prototyping, high-volume verification, and testing activities that are necessary to establish that the proposed technologies meet their design specifications including functional, technical, and economic performance requirements.

The value assigned to purchased in-process technology was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from the projects and discounting the net cash flows to their present value. The revenue projection used to value the in-process research and development is based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by the Company and its competitors.

For purposes of the IPR&D valuation, the total revenues attributable to Ariel were projected to exceed $195 million within 5 years, assuming the successful completion and market acceptance of the major R&D efforts. As of the valuation date, Ariel had no existing products and accordingly all revenue growth in the first several years are related to the in-process technologies. For purposes of the IPR&D valuation, it was estimated that revenues for the in-process projects would peak in 2004 and then decline as other new products and technologies were expected to enter the market.

Cost of sales was estimated based on Ariel's internally generated projections and discussions with management regarding anticipated gross margin improvements. Due to the market opportunities in the network equipment arena and Ariel's unique technology architecture, substantial gross margins were estimated through the forecast period. Cost of sales as a percentage of sales was forecasted to decline until 2001 and then remain constant at 55%. SG&A expenses (including depreciation) as a percentage of sales were projected to decline slightly until 2003 and then remain constant at 26%. R&D expenditures as a percentage of sales were projected to remain constant at 8% over the projection period.

The rates utilized to discount the net cash flows to their present value were based on venture capital rates of return. Due to the nature of the forecast and the risks associated with the projected growth, profitability and developmental projects, a discount rate of 25.0 percent was determined to be appropriate for the in-process R&D. These discount rates were commensurate with Ariel's stage of development; the uncertainties in the economic estimates described above; the inherent uncertainty surrounding the successful development of the purchased in-process technology; the useful life of such technology; the profitability levels of such technology; and, the uncertainty of technological advances that were unknown at the time of acquisition.

The forecasts used by the Company in valuing in-process research and development were based upon assumptions the Company believes to be reasonable but which are inherently uncertain and unpredictable. The Company's assumptions may be incomplete or inaccurate, and unanticipated events and circumstances are likely to occur. For these reasons, actual results may vary from the projected results.

The Company believes that the foregoing assumptions used in the forecasts were reasonable at the time of the acquisition. No assurance can be given, however, that the underlying assumptions used to estimate expected project sales, development costs or profitability, or the events associated with such projects, will transpire as estimated. For these reasons, actual results may vary from the projected results.

Ariel's in-process research and development value is comprised of several significant individual on-going projects. Remaining development efforts for these projects include various phases of design, development and testing. Anticipated completion dates for the projects in progress are estimated to occur over the next year. The Company projected to begin generating the economic benefits from the technologies in the second half of fiscal year 2000. Funding for such projects was estimated to be obtained from internally generated sources. Expenditures to complete these projects were estimated to total approximately $0.5 million over the next year. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur.

Management expects to continue their support of these efforts and believes the Company has a reasonable chance of successfully completing the R&D programs. However, there is risk associated with the completion of the projects and there is no assurance that any will meet with either technological or commercial success.

FlowPoint, Corp.

On September 9, 1998, Cabletron acquired FlowPoint, Corp., a privately held manufacturer of digital subscriber line router networking products. Prior to the Agreement, Cabletron owned 42.8% of the outstanding shares of FlowPoint stock. Pursuant to the terms of the Agreement, $20.6 million is to be paid in four installments, within 9 months after the merger date. Each installment may be paid in either cash or Cabletron common stock, as determined by Cabletron management at the time of distribution. In addition, Cabletron assumed 494,000 options, valued at approximately $2.7 million.

Cabletron recorded the cost of the acquisition at approximately $25.0 million, including direct costs of the acquisition. Cabletron's consolidated results of operations include the operating results of FlowPoint, Corp. from the acquisition date.

In connection with the acquisition of FlowPoint, the Company recorded special charges of $13.0 million ($11.1 million, net of tax) for in-process research and development projects. The valuation of the IPR&D incorporated the guidance on IPR&D valuation methodologies recently promulgated by the SEC. These methodologies incorporate the notion that cash flows attributable to development efforts, including the effort to be completed on the development effort underway, and development of future versions of the product that have not yet been undertaken, should be excluded in the valuation of IPR&D. This allocation represents risk-adjusted cash flows related to the incomplete products. At the date of acquisition, the development of these projects had not yet reached technological feasibility and the R&D in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date.

The Company used independent third-party appraisers to assess and allocate values to the in-process research and development. The value assigned to these assets were determined by identifying significant research projects for which technological feasibility had not been established, including development, engineering and testing activities associated with the introduction of FlowPoint's next-generation Router technologies.

The nature of the efforts to develop the acquired in-process technology into commercially viable products principally relate to the completion of all planning, designing, prototyping, high-volume verification, and testing activities that are necessary to establish that the proposed technologies meet their design specifications including functional, technical, and economic performance requirements.

The value assigned to purchased in-process technology was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from the projects and discounting the net cash flows to their present value. The revenue projection used to value the in-process research and development is based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by the Company and its competitors.

For purposes of the in-process R&D valuation, the total revenues attributable to FlowPoint were projected to exceed $150 million within 5 years, assuming the successful completion and market acceptance of the major R&D efforts. As of the valuation date, FlowPoint had a few existing products, which lack the technological breadth and depth necessary in the evolving networking equipment market. Accordingly, for purposes of the IPR&D valuation, it was estimated that significant revenue growth in the first several years would be primarily related to the in-process technologies. The estimated revenues for the in-process projects were projected to peak in 2004 and then decline as other new products and technologies were expected to enter the market.

Cost of sales was estimated based on FlowPoint's internally generated projections and discussions with management regarding anticipated gross margin improvements. Due to the market opportunities in the Network Equipment arena and FlowPoint's unique technology architecture, substantial gross margins were projected through the forecast period. Cost of sales as a percentage of sales was forecasted to decline until 2003 and then remain constant at 55%. SG&A expenses (including depreciation) as a percentage of sales were projected to remain constant at 23%. R&D expenditures as a percentage of sales were projected to decline significantly from 30% in 1999 to 10% in 2001 and remain constant at 10% thereafter.

The rates utilized to discount the net cash flows to their present value were based on venture capital rates of return. Due to the nature of the forecast and the risks associated with the projected growth, profitability and developmental projects, a discount rate of 25.0 percent was determined to be appropriate for the in-process R&D. These discount rates were commensurate with FlowPoint's stage of development; the uncertainties in the economic estimates described above; the inherent uncertainty surrounding the successful development of the purchased in-process technology; the useful life of such technology; the profitability levels of such technology; and, the uncertainty of technological advances that were unknown at the time of the acquisition.

The forecasts used by the Company in valuing in-process research and development were based upon assumptions the Company believes to be reasonable but which are inherently uncertain and unpredictable. The Company's assumptions may be incomplete or inaccurate, and unanticipated events and circumstances are likely to occur. For these reasons, actual results may vary from the projected results.

The Company believes that the foregoing assumptions used in the forecasts were reasonable at the time of the acquisition. No assurance can be given, however, that the underlying assumptions used to estimate expected project sales, development costs or profitability, or the events associated with such projects, will transpire as estimated. For these reasons, actual results may vary from the projected results.

FlowPoint's in-process research and development value is comprised of several significant individual on-going projects. Remaining development efforts for these projects include various phases of design, development and testing. Anticipated completion dates for the projects in progress are estimated to occur over the first nine months following the acquisition. The Company estimated it will begin generating the economic benefits from the technologies in the second half of fiscal year 2000. Funding for such projects was estimated to be obtained from internally generated sources. Expenditures to complete these projects were estimated to total approximately $1.0 million over the next six months. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur.

Management expects to continue their support of these efforts and believes the Company has a reasonable chance of successfully completing the R&D programs. However, there is risk associated with the completion of the projects and there is no assurance that any will meet with either technological or commercial success.

NetVantage, Inc.

On September 25, 1998, Cabletron acquired NetVantage, Inc., a publicly held manufacturer of ethernet workgroup switches. Under the terms of the Merger Agreement, Cabletron issued 6.4 million shares of Cabletron common stock to the shareholders of NetVantage in exchange for all of the outstanding shares of stock of NetVantage.

Cabletron recorded the cost of the acquisition at approximately $77.8 million, including direct costs of the acquisition. The cost represents 6.4 million shares at $9.9375 per share, in addition to direct acquisition costs. Cabletron's consolidated results of operations include the operating results of NetVantage, Inc. from the acquisition date.

In connection with the acquisition of NetVantage, the Company recorded special charges of $33.9 million ($29.0 million, net of tax) for in-process research and development projects. The valuation of the IPR&D incorporated the guidance on IPR&D valuation methodologies recently promulgated by the SEC. These methodologies incorporate the notion that cash flows attributable to development efforts, including the effort to be completed on the development effort underway, and development of future versions of the product that have not yet been undertaken, should be excluded in the valuation of IPR&D. This allocation represents risk-adjusted cash flows related to the incomplete products. At the date of acquisition, the development of these projects had not yet reached technological feasibility and the R&D in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date.

The Company used independent third-party appraisers to assess and allocate values to the in-process research and development. The value assigned to these assets were determined by identifying significant research projects for which technological feasibility had not been established, including development, engineering and testing activities associated with the introduction of NetVantage's next-generation Ethernet technologies.

The nature of the efforts to develop the acquired in-process technology into commercially viable products principally relate to the completion of all planning, designing, prototyping, high-volume verification, and testing activities that are necessary to establish that the proposed technologies meet their design specifications including functional, technical, and economic performance requirements.

The value assigned to purchased in-process technology was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from the projects and discounting the net cash flows to their present value. The revenue projection used to value the in-process research and development was based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by the Company and its competitors.

For purposes of the IPR&D valuation, the total revenues attributable to NetVantage were projected to exceed $250 million within 5 years, assuming the successful completion and market acceptance of the major R&D efforts. As of the valuation date, NetVantage had a few existing products, which lack the technological breadth and depth necessary in the evolving networking equipment market. Accordingly, it was estimated that the significant revenue growth in the first several years would be primarily related to the in-process technologies. The estimated revenues for the in-process projects were projected to peak in 2004 and then decline as other new products and technologies were expected to enter the market.

Cost of sales was estimated based on NetVantage's internally generated projections and discussions with management regarding anticipated gross margin improvements. Due to the market opportunities in the Network Equipment arena and NetVantage's unique technology architecture, substantial gross margins were projected through the forecast period. Cost of sales as a percentage of sales was forecasted to remain constant at 57.5%. SG&A expenses (including depreciation) as a percentage of sales was projected to decline slightly in 2001 and then remain constant at 23%. R&D expenditures as a percentage of sales were projected to decline slightly in 2000 and remain constant at 10% over the projection period.

The rates utilized to discount the net cash flows to their present value were based on venture capital rates of return. Due to the nature of the forecast and the risks associated with the projected growth, profitability and developmental projects, a discount rate of 21.0 percent was determined to be appropriate for the in-process R&D. These discount rates are commensurate with NetVantage's stage of development; the uncertainties in the economic estimates described above; the inherent uncertainty surrounding the successful development of the purchased in-process technology; the useful life of such technology; the profitability levels of such technology; and, the uncertainty of technological advances that were unknown at the time of the acquisition.

The forecasts used by the Company in valuing in-process research and development were based upon assumptions the Company believes to be reasonable but which are inherently uncertain and unpredictable. The Company's assumptions may be incomplete or inaccurate, and unanticipated events and circumstances are likely to occur. For these reasons, actual results may vary from the projected results.

The Company believes that the foregoing assumptions used in the forecasts were reasonable at the time of the acquisition. No assurance can be given, however, that the underlying assumptions used to estimate expected project sales, development costs or profitability, or the events associated with such projects, will transpire as estimated. For these reasons, actual results may vary from the projected results.

NetVantage's in-process research and development value is comprised of several significant individual on-going projects. Remaining development efforts for these projects include various phases of design, development and testing. Anticipated completion dates for the projects in progress are estimated to occur over the next year. The Company projects to begin generating the economic benefits from the technologies in the second half of fiscal year 2000. Funding for such projects was estimated to be obtained from internally generated sources. Expenditures to complete these projects were estimated to total approximately $2.0 million over the next year. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur.

Management expects to continue their support of these efforts and believes the Company has a reasonable chance of successfully completing the R&D programs. However, there is risk associated with the completion of the projects and there is no assurance that any will meet with either technological or commercial success.

Yago Systems, Inc.

In connection with the acquisition of YAGO, the Company allocated $150 million of the purchase price to in-process research and development projects. This allocation represents the estimated fair value based on risk-adjusted cash flows related to the incomplete products. At the date of acquisition, the development of these projects had not yet reached technological feasibility and the research and development ("R&D") in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date.

The Company used independent third-party appraisers to assess and allocate values to the in-process research and development. The value assigned to these assets were determined by identifying significant research projects for which technological feasibility had not been established, including development, engineering and testing activities associated with the introduction of YAGO's next-generation switching router family of products and technologies.

At the time of its acquisition, YAGO was a development stage company that had spent approximately $5.6 million on research and development focused on the development of advanced gigabit switching technology. In fact, all of Yago's efforts since the company's inception had been directed towards the introduction of an advanced gigabit layer-2, layer-3, and layer-4 switching and router product family. YAGO had no developed products or technology and had not generated any revenues as of its acquisition date. At the time, YAGO was testing the technology related to the MSR8000, its first product to be released, and was developing its MSR16000/8600 family of products. These two primary development efforts were made up of six significant research and development components, which were ongoing at the acquisition date. These component efforts included continued MSR8000 development and testing, research and development of the MSR2000 (a desktop version of the MSR8000), development of the MSR8600, development of Wide Area Network interfaces for its switching products, routing software research and development, and device management software research and development.

At the time of YAGO's acquisition, the Company believed that the MSR product family of switching routers would set a new standard for performance and functionality by delivering wire-speed layer-2, layer-3 and layer-4 functionality. Designed for the enterprise and ISP backbone markets, upon completion of their development, the MSR products were intended to offer large table capacity, a multi-gigabit non-blocking backplane, low latency and seamless calling. YAGO also intended to develop its MSR products to be interoperable with other standard-based routers and switches. As of the acquisition date, management expected the development of the MSR product family would be the only mechanism to fuel YAGO's revenue growth and profitability in the future. Despite the incomplete state of YAGO's technology, the Company felt that the projected size and growth of the market for the MSR product, YAGO's demonstrated promise in the development of the MSR product family and the consideration paid by Cabletron's competitors to acquire companies comparable to YAGO all warranted the consideration paid by Cabletron for YAGO.

The nature of the efforts to develop the acquired in-process technology into commercially viable products principally related to the completion of all planning, designing, prototyping, high-volume verification, and testing activities that were necessary to establish that the proposed technologies met their design specifications including functional, technical, and economic performance requirements. Anticipated completion dates for the projects in progress were expected to occur over the next two years, the Company expected to begin generating the economic benefits from the technologies in the second half of 1998. Funding for such projects was expected to be obtained from internally generated sources. Expenditures to complete the MSR technology were expected to total approximately $10 million over the next two years. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur.

The value assigned to purchased in-process technology was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from the projects and discounting the net cash flows to their present value. The revenue projection used to value the in-process research and development was based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by the Company and its competitors.

In the model used to value in-process research and development in the YAGO acquisition, as of March 17, 1998, total revenues attributable to YAGO were projected to exceed $900 million in 2002, assuming the successful completion and market acceptance of the major R&D efforts. As of the valuation date, YAGO had no existing products and accordingly all revenue growth in the first several years were related to the in-process technologies. The estimated revenues for the in-process were projected to peak in 2003 and then decline as other new products and technologies were projected to enter the market.

Cost of sales was estimated based on YAGO's internally generated projections and discussions with management regarding anticipated gross margin improvements. Due to the market opportunities in the Gigabit Ethernet arena and YAGO's unique product architecture substantial gross margins are expected through 2000. Thereafter, gross margins are expected to gradually decline as competition increases. Cost of sales was projected to average approximately 47.5 percent through 2003. SG&A expenses (including depreciation), was projected to remain constant as a percentage of sales at approximately 23 percent. R&D expenditures were projected to decrease as a percentage of sales as the in-process projects were completed. R&D expenditures were expected to peak in 1998 at 7.1 percent of sales, decline, and then level out at 5.0 percent of sales in 2000 and thereafter.

The rates utilized to discount the net cash flows to their present value were based on venture capital rates of return. Due to the nature of the forecast and the risks associated with the projected growth, profitability and developmental projects, discount rates of 45.0 to 50.0 percent were used for the business enterprise and for the in-process R&D. The Company believes these rates were appropriate because they were commensurate with YAGO's stage of development; the uncertainties in the economic estimates described above; the inherent uncertainty surrounding the successful development of the purchased in-process technology; the useful life of such technology; the profitability levels of such technology; and, the uncertainty of technological advances that are unknown at this time.

The forecasts used by the Company in valuing in-process research and development were based upon assumptions the Company believes to be reasonable but which are inherently uncertain and unpredictable. No assurance can be given that the underlying assumptions used to estimate expected project sales, development costs or profitability, or the events associated with such projects, will transpire as estimated. The Company's assumptions may be incomplete or inaccurate, and unanticipated events and circumstances are likely to occur. For these reasons, actual results may vary from the projected results.

Management expects to continue their support of these efforts and believes the Company has a reasonable chance of successfully completing the R&D programs. However, there is risk associated with the completion of the projects and there is no assurance that any will meet with either technological or commercial success. The Company believes as it did at the time of the YAGO acquisition, that if YAGO does not successfully complete its outstanding in-process research and development efforts, Cabletron's future operating results would be materially adversely impacted and the value of the in-process research and development might never be realized.

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

Capital expenditures for the first nine months of fiscal 1999 were $35.8 million compared to $64.0 million for the same period of the preceding year. Capital expenditures were principally related to upgrades of computer, computer related and manufacturing equipment.

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

The Company has conducted extensive work regarding the status of its current, developing and installed base of products. The Company has published a list of its major products indicating their status of Year 2000 compliance. This list is available on the Company's World Wide Web page (http://www.cabletron.com/year-2000) and is updated periodically. The Company believes that substantially all of its current hardware products are Year 2000 compliant. The Company believes that its older hardware products that are not Year 2000 compliant will continue to perform all essential and material functions after the year 2000 but may, in limited circumstances, incorrectly report the date of events (i.e., events on the network that are reported to a network management software package) after the year 2000. The Company believes that its current version of (Version 5.1) Spectrum, its network management platform, is Year 2000 compliant. Older versions of Spectrum are not Year 2000 compliant. The Company is offering upgrades for some, but not all, of the non-compliant products previously sold by the Company. For other non-compliant products, previously sold, the Company is offering customers the opportunity to purchase equipment offering equivalent functionality. Given that most non-compliant products previously sold will continue to perform their standard functions, the Company expects that many customers will decide not to replace those products. Despite the Company's efforts to date to identify the Year 2000 compliance of its current and installed base of products and the effects of any non-compliance, the Company cannot be sure that it has identified all areas of non-compliance or that any solutions it implements to address the non-compliance will prove satisfactory. Further, since all customer situations cannot be anticipated, particularly those involving third party products, the Company may experience an increase in warranty and other claims as a result of the Year 2000 transition. For these reasons, the impact of customer claims could have a material adverse impact on the Company's results of operations or financial condition.

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

Earlier this year, the Company formed a Euro Committee. The Euro Committee has analyzed the impact of the Euro conversion on the Company in a number of areas, including the Company's information systems, product pricing, finance and banking resources, foreign exchange management, contracts, accounting and tax departments. While the Company has made certain adjustments to its business and operations to accommodate the Euro conversion, the Euro Committee believes that the Euro conversion will not have a material adverse impact on the Company's financial position and results of operations.

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

The Company is engaged in communication with the Staff. The Staff may seek additional adjustments of special charges related to the DNPG or other acquisitions. Together with the adjustments reflected in this report, any such additional adjustments may have a material adverse impact upon the Company's operating expenses and earnings in future periods. In addition, the Staff may seek reductions in the amount of the purchase prices allocated to in-process research and development in the DNPG and Yago Systems, Inc. acquisitions. The Company allocated $325.0 million of the DNPG purchase price and $150.0 million of the Yago purchase price to in-process research and development. In the event that the Company is required to reduce the charges for in-process research and development, these amounts will be allocated to other intangible assets, which would be amortized against earnings on a straight-line basis over approximately 5 - 10 years. Any such allocation may have a material adverse impact upon the Company's operating expenses and earnings in future periods. The Staff has not expressed any comment on the Company's accounting for its acquisitions of the DSLAM division of Ariel Corporation, FlowPoint or NetVantage, but the Staff could also take exception to the accounting in those acquisitions as well. As in the DNPG and Yago acquisitions, the Company allocated substantial amounts of the purchase price in these three recent acquisitions to in-process research and development. A reallocation of the amounts allocated to in-process research and development in these three acquisitions could also have a material adverse impact upon the Company's operating expenses and earnings in future periods. The Company intends, after reaching a final resolution with the Staff, to amend its Form 10-K for fiscal 1998 (including the balance sheet contained in this report), its Form 10-Q for the first quarter of fiscal 1999 and possibly other filings to reflect the adjustments related to special charges described above and any additional adjustments required by the Staff and to add additional textual disclosure concerning these special charges, the in-process research and development allocations and certain other matters.

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


                                             CABLETRON SYSTEMS, INC.
                                            (Registrant)


March 17, 1999                           /s/ Craig R. Benson
-------------                                ---------------
         Date                                Craig R. Benson
                                             Chairman, President,
                                             Chief Executive Officer and
                                             Treasurer

March 17, 1999                           /s/ David J. Kirkpatrick
-------------                                --------------------
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