Form 10-K
period 1999-02-28
CABLETRON SYSTEMS INC
filed 1999-06-02
CIK 846909

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  [X] ANNUAL REPORT UNDER SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended February 28, 1999

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from . . . . to . . . .
                         Commission File Number 1-10228

                             CABLETRON SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)


           Delaware                                              04-2797263
-------------------------------                              ------------------
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

                                    YES  X  NO
                                        ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy for information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of May 17, 1999, 173,000,986 shares of the Registrant's common stock were outstanding. The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant as of May 17, 1999 was approximately $1.9 billion.


                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference:

Certain portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 1999 Annual Meeting of Stockholders is incorporated by reference into Part III of this Form 10-K.

                                TABLE OF CONTENTS



                                     PART I



Item                                                                   Page(s)
----                                                                   ------

1.   Business                                                            3
2.   Properties                                                          7
3.   Legal Proceedings                                                   8
4.   Submission of Matters to a Vote of Security Holders                 8
     Executive Officers of the Registrant                              9 - 10



                                     PART II


5.   Market for the Registrant's Common Equity and Related
     Stockholder Matters                                                 11
6.   Selected Financial Data                                           12 - 13
7.   Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                         14 - 28
7a.  Quantitative and Qualitative Disclosures about Market Risk        28 - 29
8.   Consolidated Financial Statements and Supplementary Data          30 - 49
9.   Changes in and Disagreements with Accountants on
     Accounting and Financial Disclosure                                  51



                                    PART III


10.   Directors and Executive Officers of the Registrant                  51
11.   Executive Compensation                                              51
12.   Security Ownership of Certain Beneficial Owners and Management      51
13.   Certain Relationships and Related Transactions                      51



                                     PART IV


14.  Exhibits, Financial Statement Schedules and Reports on Form 10-K     52

PART I

This Annual Report on Form 10-K contains forward-looking statements (statements which are not historical facts) including, without limitation, statements containing the words "anticipates," "believes," "estimates," "expects," "plans," and words of similar import, which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainties, including the risks and uncertainties detailed below, and actual results may differ significantly from those in any forward-looking statements.

Some of the factors that could cause future results to materially differ from the Company's recent results or those projected in the forward-looking statements include, but are not limited to, significant increases or decreases in demand for the Company's products; increased competition; lower prices and margins; failure to successfully develop or acquire and market new products and technologies; competitors introducing superior products; continued industry consolidation; failure to effectively integrate acquired companies and products; failure to effectively manage sales of the Company's products through distributors, resellers and original equipment manufacturers ("OEMs"); failure to manage the amount of product in distributors' and resellers' inventories; failure to secure supply of key component parts; instability and currency fluctuations in international markets; failure to fulfill product orders in a timely and effective manner; product defects; failure to secure intellectual property rights; results of litigation; failure to retain and recruit key employees; and failure to adequately take Year 2000 corrective activities. The Company assumes no obligation to update any forward-looking statements contained herein, after the date of this Form 10-K.


1.       ITEM 1. Business

General

Founded in 1983, Cabletron Systems, Inc. ("the Company" or "Cabletron") develops, manufacturers, markets, installs and support standards-based Ethernet, Fast Ethernet, Gigabit Ethernet, Token Ring, fiber distributed data interface ("FDDI"), asynchronous transfer mode ("ATM") and wide area networks ("WAN") networking solutions. Enhancing the Company's award-winning networking products solutions, Cabletron's professional services team offers their expertise to improve performance, productivity and profitability for all phases of the enterprise network life cycle. Through its intelligent switching and enterprise management products, the Company provides the foundation for a smarter network that ties together existing equipment with newer products and applications for a strategic enterprise that's more in line with the short- and long-term goals of an organization. The Company provides its leading edge business solutions to global customers for enterprise connectivity, service provider infrastructures, software and professional services. The Company maintains significant operations in the United States, Europe, Pacific Rim and in other industrialized areas of the world. With flexible and scalable products designed for Fortune 1000 enterprise networks, service providers and small businesses, Cabletron is a business communications specialist that provides intelligent, reliable, and cost-effective business solutions for the information age.

Cabletron's solutions are deployed in a variety of organizations, including global financial institutions, federal and state agencies, industrial and manufacturing companies, telecommunications companies, internet service providers, health care facilities and academic institutions around the world. Focusing on the convergence of technologies, Cabletron provides customers with business-focused solutions in the form of Smart Networks that consolidate voice, video and data resources into one seamless, easily managed platform. Through strategic partnerships, acquisitions and focus on research and development, Cabletron has attempted to meet customer demands for a diverse and balanced offering of products, software, service and global support. Cabletron believes that its broad product line and its ability to provide full service capabilities enables it to offer its customers "The Complete Networking Solution."

Cabletron is a Delaware corporation organized in 1988. The executive offices of Cabletron are located at 35 Industrial Way, Rochester, New Hampshire 03867, and its telephone number is (603) 332-9400. Its website is located at http://www.cabletron.com.

Fiscal 1999 Acquisitions

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

On September 1, 1998, Cabletron acquired the assets and assumed certain liabilities of the DSLAM division of Ariel Corporation ("Ariel"), a privately held designer and manufacturer of digital subscriber line access multiplexor products. Cabletron recorded the cost of the acquisition at approximately $45.1 million, including fees and expenses of $1.1 million related to the acquisition, which consisted of cash payments of $33.5 million and other assumed liabilities. This acquisition has been accounted for under the purchase method of accounting.

On March 17, 1998, Cabletron acquired Yago Systems, Inc. ("Yago"), a privately held manufacturer of wire-speed routing and Layer-4 switching products and solutions. Under the terms of the merger agreement, Cabletron issued 6.0 million shares of Cabletron common stock to the shareholders of Yago in exchange for all of the outstanding shares of Yago, not then owned by Cabletron. Prior to the closing of the acquisition, Cabletron held approximately twenty-five percent of Yago's capital stock, calculated on a fully diluted basis. Cabletron also agreed, pursuant to the terms of the merger agreement, to issue up to 5.5 million shares of Cabletron common stock to the former shareholders of Yago in the event the shares originally issued in the transaction do not attain a market value of $35 per share eighteen months after the closing of the transaction. Cabletron recorded the cost of the acquisition at approximately $165.7 million, including direct costs of $2.6 million. This acquisition has been accounted for under the purchase method of accounting.

Fiscal 1998 Acquisitions

Effective February 7, 1998, Cabletron consummated the acquisition of certain assets of the Network Products Group ("NPG") of Digital Equipment Corporation
("Digital") pursuant to an asset purchase agreement (the "Asset Purchase Agreement") dated November 24, 1997, as amended, by and among Cabletron, Ctron Acquisition Co., Inc., a wholly owned subsidiary of Cabletron ("Ctron"), and Digital. The NPG, now known as the "DIGITAL Network Products Group" ("DNPG"), develops and supplies a wide range of data networking hardware and software, including local area network ("LAN") and WAN products. DNPG's products span a wide range of networking technologies, including Ethernet, Fast Ethernet, FDDI and ATM switching technologies. The purchase price for the acquisition was approximately $439.5 million, before closing adjustments, consisting of cash, product credits and assumed liabilities as a result of the acquisition. The acquisition was accounted for by Cabletron under the purchase method of accounting. The closing on February 7, 1998 extended to the assets and personnel located in the United States and the inventory worldwide. The remaining international assets and personnel were transferred as issues in individual countries were resolved.

Cabletron and Digital also entered into a Reseller Agreement dated November 24, 1997 (the "Reseller Agreement") pursuant to which Digital designated Cabletron as its Strategic Network Products Partner and was appointed by Cabletron as a reseller of certain Cabletron products (including the products previously sold by NPG). Cabletron designated Digital as its Strategic Network Services Partner, and Cabletron agreed to sell and Digital agreed to purchase, for internal use and resale, certain minimum volumes of products during the term of the Reseller Agreement, which extends through June 30, 2001. The minimum volumes are subject to downward or upward adjustment in certain instances. In April 1998, Digital was acquired by Compaq Corporation ("Compaq") and Compaq has assumed all of Digital's obligations to Cabletron.

Fiscal 1997 Acquisitions

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

Products and Services

Cabletron's "smart networking" solutions, comprised of high-speed, fault-tolerant SmartSwitches; full-function, wire-speed SmartSwitch routers; and the fully distributed, multivendor SPECTRUM Enterprise Management platform, work together to create an enterprise solution that is designed to meet the demands of today's business environments. The Company's products maximize reliability through features such as fully redundant power systems, distributed switching, scalability and superior manageability.

Cabletron's products and services are grouped into two main categories, Core Products and Ancillary Products; the core products are discussed below. All of these products are backed by the Company's award-winning global Service and Support Staff.

Core Products

Cabletron's family of "smart products", including SmartSwitches, SmartSwitch Routers, SmartSTACKs, wireless RoamAbout solutions, and SPECTRUM Enterprise Management, enable users to maximize performance while cost-effectively migrating to next-generation technologies. This comprehensive family of solutions is meant to be implemented in both legacy or newer network environments with minimal disruption while preserving existing investments and providing genuine scalability for future networking requirements.

The SmartSwitch Router, Cabletron's best-of-breed gigabit switch router, combines the speed of a switch with the efficiency and security of a router. The SmartSwitch Router delivers more than 100 times the performance of traditional routers at a rate of 30 million packets/cells per second (pps) with zero packet loss and no degradation in performance when value-added services are fully enabled. These products were designed to integrate the customers' legacy systems and deliver highly fault tolerant performance, all at a fraction of the cost of comparable solutions.

Cabletron's SmartSwitches combine inherent scalability and manageability with cost-effectiveness to provide high-end switching capabilities for all environments, from the workgroup (SmartSTACK and SmartSwitch 2000/2500), to the wiring closet (SmartSwitch 6000/6500) or to the data center (SmartSwitch 9000/9500) environments. The Company utilizes standards-based ASIC chips that are designed to be fully manageable and interoperable with preexisting equipment. These products are available as modular-based chassis systems or in standalone capacity.

Cabletron's full line of ATM SmartSwitches provides high-speed uplinks of LAN workgroups, interconnects data centers, supports bandwidth-heavy multimedia applications and allows access to public ATM services. A SmartSwitch ATM Administrator is designed to improve network performance, reduce operational complexity and cut network ownership costs.

WAN Products are designed to allow the customer to scale, plan and manage their central-site solutions to meet specific remote access/WAN requirements while managing and controlling these remote sites (including a small office or home office environment) - all from a single location.

Spectrum Enterprise Manager is the industry's only fully distributed, multivendor enterprise management platform. It is one of the most flexible and scalable management solutions available. SPECTRUM understands relationships among segments, systems, applications and business processes and is designed to provide the detailed information network managers need to make more informed strategic decisions. SPECTRUM proactively corrects potential failures before they occur.

Security Solutions programs provide a line of products for Internet security applications. Cabletron has established an agreement with Nokia that combines Cabletron's world-class routing capabilities with Nokia's IPSOTM routing operating system and Check PointFireWall-1TM, best-of-breed firewall software, to provide an unprecedented security solution for Internet access and Virtual Private Networking ("VPN").

Service and Support

In addition to its broad line of network equipment, the Company also offers a wide range of support services, including maintenance; consulting; design and configuration; product planning; project management; training; testing; certification and documentation; and performance analysis. The Company offers comprehensive training programs to ensure that customers receive the maximum benefit from their networks. Cabletron's Professional Service group forms an integral part of the Company's marketing strategy, as it constitutes a key element of the complete networking solution offered by Cabletron. With more than 100 sales and support offices worldwide, Cabletron offers one of the industry's strongest Service and Support organizations.

Distribution and Marketing

The Company has strengthened and expanded its relationship with distributors and resellers. The Company remains focused on securing relationships with distributors and resellers that will provide quality professional service support to the end-user in addition to carrying the Company's line of products. The Company extends limited product return and price protection rights to certain distributors and resellers. Such rights are generally limited to a certain percentage of sales over primarily a three month period. In addition to the Company's use of distributors and resellers, the Company maintains its own direct sales force with representatives located around the world. The direct sales force is supplemented by employees located at Cabletron's headquarters and regional in-house technical services and sales support staff. The Company believes that its ratio of in-house sales, marketing and technical services and sales support staff to field sales force contributes significantly to the effectiveness of its field sales force. The Company's international locations use various sales strategies tailored to the preferred channels of distribution for each country. Such strategies include a direct sales presence, a direct sales force working with local distributors or a combination of the two. The Company continues to enhance its Synergy Plus Program. The Synergy Plus Program sets forth the principles of the relationship between the Company and the reseller, including level of information and training, business support and services, pricing structure, and levels of organization. Synergy Plus offers a comprehensive, well-defined business strategy, a clear pricing policy, and effective support in sales and marketing.

The Company employs several methods to market its products, including regular participation in trade shows, frequent advertisements in trade journals, regular attendance by corporate officers at press briefings and trade seminars, submission of demonstration products to selected customers for evaluation, and direct mailings and telemarketing efforts.

The Company operates in one industry segment throughout four geographical regions (United States, Europe, Pacific Rim ("Pac Rim") and Other).

Customers

The Company's end-user customers include brokerage, investment banking firms and other financial institutions; federal, state and local government agencies; commercial, industrial and manufacturing companies; multinational and international companies; telecommunications companies; internet service providers; health care facilities; insurance companies; universities; and leading accounting and law firms.

During the year ended February 28, 1999, the Company had one customer, Compaq, which accounted for 11 percent of total sales and 7 percent of total accounts receivable, and the United States federal government accounted for approximately 15% of net sales. During the year ended February 28, 1998, no single customer represented more than 4 percent of Cabletron's net sales; however, sales to the United States federal government accounted for approximately 13 percent of net sales. Cabletron's top ten customers, excluding the United States federal government, represented, in the aggregate, approximately 22 percent and 15 percent of its net sales for the fiscal years ended February 28, 1999 and February 28, 1998, respectively. Most of the Company's contracts with the federal government are on a fixed-price basis. The books and records of the Company are subject to audit by the General Services Administration, the Department of Labor and other government agencies.

Research and Development

During the years ended February 28, 1999, 1998 and 1997, research and development expenses were $210.4 million, $181.8 million, and $161.7 million, respectively. The Company has consistently increased its R&D efforts, because it believes its future success will be largely dependent on new product development. The Company believes that as customers place more reliance on their networks and those networks grow larger and more complex, end-user's evaluation of network technology will increasingly be based on the software component of products, particularly in the area of network control management; thus the Company has continued to emphasize its R&D efforts in the software arena.

During the year ended February 28, 1999, the Company expanded the number of software and hardware engineers focused on research and development efforts; and the Company increased its potential product technologies through mergers and acquisitions of public and private companies. In March 1998, the Company acquired Yago Systems, Inc., a privately held manufacturer of wire speed routing and Layer-4 switching products and solutions. In September 1998, the Company acquired the DSLAM division of Ariel Corporation, a privately held manufacturer of digital subscriber line access multiplexor products; FlowPoint Corp., a privately held manufacturer of digital subscriber line router networking products; and NetVantage, Inc., a publicly held manufacturer of ethernet workgroup switches.

The Company plans to continue to invest in emerging technologies for use in existing and future products through both internal efforts and acquisitions.

Supply of Components

The Company's products include certain components, including ASICs, that are currently available from single or limited sources, some of which require long order lead times. In addition, certain of the Company's products and subassemblies are manufactured by single-source third parties. With the increasing technological sophistication of new products and the associated design and manufacturing complexities, the Company anticipates that it may need to rely on additional single-source or limited suppliers for components or manufacture of products and subassemblies. Any reduction in supply, interruption or extended delay in timely supply, variances in actual needs from forecasts for long order lead time components, or change in costs of components could affect Cabletron's ability to deliver its products in a timely and cost-effective manner and may adversely impact the Company's operating results and supplier relationships.

Manufacturing

Since inception, Cabletron has manufactured and assembled most of its current products. In addition to manufacturing most of its own products, the Company utilizes a variety of independent third-party manufacturing companies. The manufacturing process enables the Company to provide customers with customized hardware and software products that meet the customers' needs.

Recent Developments

Subsequent to the end of fiscal year 1999, the Company developed a more focused growth strategy that resulted in the Company outsourcing its manufacturing operations to an independent third-party manufacturing company, Celestica, Inc. ("Celestica"). As part of this long-term supply agreement and other agreements, Celestica will acquire certain Cabletron employees, manufacturing assets and inventory during fiscal 2000. The partnership is intended to allow the Company to continue to improve its time-to-market, quality, competitive pricing flexibility, and, ultimately, lower its cost of goods sold. Celestica's manufacturing processes and procedures are ISO 9002 certified.

Competition

The data networking industry is intensely competitive and subject to increasing consolidation. Competition in the data networking industry has increased in recent periods, and Cabletron expects competition to continue to increase significantly in the future from its current competitors, as well as from potential competitors that may enter the Company's existing or future markets. The Company's competitors include many large domestic and foreign companies, as well as emerging companies attempting to sell products to specialized markets such as those addressed by Cabletron. Cabletron's primary competitors in the data networking industry are Cisco Systems, Inc., FORE Systems, Inc., Lucent Technologies, Inc., Northern Telecom Ltd. and 3Com Corporation. Several large telecommunications equipment companies, including Nokia Corp., Alcatel, Ericcson and Siemens have begun to compete in the data networking industry and have recently made investments in or acquired several smaller data networking companies. Many of the industry's rating agencies have ranked Cabletron as one of the top four companies in this industry. Companies in the data networking industry compete upon the basis of price, technology, and brand recognition. Competitors may introduce new or enhanced products that offer greater performance or functionality than the Company's products. Increased competition could result in price reductions, reduced margins and loss of market share, any or all of which could materially and adversely affect Cabletron's business, financial condition, and operating results and increase fluctuations in operating results.

Intellectual Property

The Company's success depends in part on its proprietary technology. The Company attempts to protect its proprietary technology through patents, copyrights, trademarks, trade secrets and license agreements. The Company believes, however, that its success will depend to a greater extent upon innovation, technological expertise and distribution strength. There can be no assurance that the steps taken by the Company in this regard will be adequate to prevent misappropriation of its technology or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology. In addition, the laws of some foreign countries may not protect the Company's proprietary rights to the same extent as do the laws of the United States. The Company has been issued a number of patents and has other patent applications pending. There is no assurance that patents will be issued from pending applications, or that claims allowed on any future patents will be sufficiently broad to protect the Company's technology. No assurance can be given that any patents issued to the Company will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide competitive advantages.

Backlog

The Company's backlog at February 28, 1999 was approximately $170.0 million, compared with backlog at February 28, 1998 of approximately $165.0 million. In general, orders included in backlog may be canceled or rescheduled by the customer without significant penalty. Therefore, backlog as of any particular date may not be indicative of the Company's actual sales for any succeeding fiscal period.

Inventory and working capital

The Company has improved its inventory controls which has resulted in lower inventory levels while maintaining sufficient inventory levels that allow for shipment of most customer orders, that require rapid delivery, within 24 to 48 hours of receipt. In addition, a portion of the decrease in working capital was due to the transfer of more cash to long-term investments. As of February 28, 1999, working capital was $370.9 million compared to $593.0 at February 28, 1998.

Employees

As of February 28, 1999, the Company had 5,951 full-time employees. The Company's employees are not represented by a union or other collective bargaining agent and the Company considers its relations with its employees to be good.

See "Business Environment and Risk Factors" beginning on page 23 for additional information.

Domestic and Foreign Financial Information

Financial information concerning foreign and domestic operations is contained in
Note 13 of "Notes to the Consolidated Financial Statements" included at page 45 of this document.


ITEM 2. Properties

Cabletron owns and occupies a number of buildings in Rochester, New Hampshire, including a 206,000 square-foot manufacturing facility which also accommodates a portion of corporate engineering. Other buildings, totaling 122,000 square-feet, accommodate sales, marketing, administration and technical support personnel. Another building, totaling 221,000 square feet, is used as a warehousing and distribution facility. Cabletron owns a 114,000 square-foot building in Merrimack, New Hampshire which accommodates additional engineering personnel.

In addition to owning numerous buildings, the Company's management has made the strategic decision to lease other facilities. Cabletron leases a manufacturing building, totaling 120,000 square feet, in Ironton, Ohio. Cabletron also leases a 78,000 square-foot research and development facility in Durham, New Hampshire. Cabletron leases a 152,000 square-foot building to accommodate engineering, in Andover, Massachusetts. The Company has entered into various leases in Ireland to support its international sales activities. Cabletron occupies a 100,000 square-foot manufacturing facility in Limerick, Ireland, and a 75,000 square-foot distribution center in Shannon, Ireland. Cabletron is renovating a 129,000 square-foot facility in Santa Clara, California; this facility will accommodate a central west coast sales office and research and development personnel. Cabletron also occupies facilities in Ann Arbor, Michigan, Piscataway, New Jersey and Salt Lake City, Utah. Cabletron also leases sales and technical support offices that range from 1,000 to 25,000 square feet at various locations throughout the world.

Pursuant to the March 1999 restructuring initiative, the Company expects to consolidate some facilities and staff as a result of the restructuring plan. The outsourcing agreement, entered into subsequent to the end of fiscal 1999, will potentially enable the Company to sub-lease certain manufacturing facilities in New Hampshire and close its manufacturing facility in Ironton, Ohio. Management expects to decrease the total number of facilities that it occupies throughout the next 12 - 18 months.

Financial  information  regarding leases and lease  commitments are contained in
Note 10 of "Notes to the Consolidated Financial Statements" included at page 43 of this document.

ITEM 3.  Legal Proceedings

As previously disclosed in Cabletron's annual report on Form 10-K for fiscal 1998, a consolidated class action lawsuit purporting to state claims against Cabletron and certain officers and directors of Cabletron was filed and currently is pending in the United States District Court for the District of New Hampshire. The complaint alleges that Cabletron and several of its officers and directors disseminated materially false and misleading information about Cabletron's operations and acted in violation of Section 10(b) and Rule 10b-5 of the Exchange Act during the period between March 3, 1997 and December 2, 1997. The complaint also alleges that certain of the Company's alleged accounting practices resulted in the disclosure of materially misleading financial results during the same period. More specifically, the complaint challenged the Company's revenue recognition policies, accounting for product returns, and the validity of certain sales. The complaint does not specify the amount of damages sought on behalf of the class. Cabletron and other defendants moved to dismiss the complaint and, by Order dated December 23, 1998, the District Court expressed its intention to grant Cabletron's motion to dismiss unless the plaintiffs amended their complaint within 30 days (or January 22, 1999). Plaintiffs timely served a Second Consolidation Class Action Complaint, and the Company has filed a motion to dismiss this second complaint. A ruling on that motion is not expected earlier than July, 1999. The legal costs incurred by Cabletron in defending itself and its officers and directors against this litigation, whether or not it prevails, could be substantial, and in the event that the plaintiffs prevail, the Company could be required to pay substantial damages. This litigation may be protracted and may result in a diversion of management and other resources of the Company. The payment of substantial legal costs or damages, or the diversion of management and other resources, could have a material adverse effect on the Company's business, financial condition or results of operations.


ITEM 4.  Submission of Matters to a Vote of Security Holders

During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of the Company's security holders.

Executive Officers of the Registrant

The executive officers of the Company are as follows:


Name                       Age      Position
----                       ---      --------

Craig R. Benson            44       Chairman, President, Chief Executive Officer, Treasurer and Director

Carl E. Boisvert           41       Executive Vice President, Sales

John d'Auguste             48       President of Operations

Enrique P. Fiallo          46       Senior Vice President and Chief Information Officer

Allen L. Finch             38       Senior Vice President, Worldwide Marketing, Corporate Strategy & Communications

Earle S. Humphreys         52       Executive Vice President, Global Services

Eric Jaeger                36       Senior Vice President and General Counsel

David J. Kirkpatrick       47       Corporate Executive Vice President of Finance and Chief Financial Officer

Piyush Patel               43       Senior Vice President, Worldwide Engineering

Linda F. Pepin             46       Senior Vice President, Human Resources

Michael A. Skubisz         32       Chief Technology Officer


Craig R. Benson served as Director of Operations of Cabletron from November 1984 until April of 1989 and Chairman, Chief Operating Officer and Treasurer of Cabletron from April of 1989 until September 1, 1997. On March 30, 1998, Mr. Benson became President and Chief Executive Officer.

Carl E. Boisvert has served as Executive Vice President, Sales since October 1998. Prior to joining Cabletron, he held a variety of senior management roles, including Vice President/General Manager for North America, at Amdahl Corporation during an 8-year tenure. Prior to joining Amdahl, he served as a Vice President with State Street Bank and a Regional Sales Manager with IBM.

John d'Auguste joined Cabletron in December 1997 as the President of the Enterprise Business Unit and on March 30, 1998 became President of Operations. Before joining Cabletron, Mr. d'Auguste served Gateway 2000 as the Vice President of Direct Sales. He previously held the position of Vice President of Operations. Prior to joining Gateway 2000, he served as the Vice President of Product Business Unit for General Railway Signal.

Enrique  P.  (Henry)  Fiallo  has  served as  Senior  Vice  President  and Chief
Information Officer since November 1998. Prior to joining Cabletron, he served as Senior Vice President and Chief Information Officer at Entergy Services, Inc.. Prior to joining Entergy, he was Vice President of Logistics Information Systems at Ryder Systems, Inc., in Miami, Florida, where he held a variety of senior management roles in IT, MIS and telecommunications during a 10-year tenure.

Allen L. Finch has served as Senior Vice President of Worldwide Marketing, Corporate Strategy & Communications since March 1998. From October 1997 to March 1998, he served as Senior Vice President of Corporate Strategy and Business Development. From 1991 to 1997, he was a strategic and communications consultant in Washington, D.C.

Earle S. Humphreys has served as Executive Vice President of Global Services since July 1998. Prior to joining Cabletron, he served as Senior Director of Services Solution Marketing at Compaq Computer Corp. Prior to joining Compaq, he held a variety of senior management roles, including Vice President of Consulting Services, at Tandem Computers during a 10-year tenure.

Eric Jaeger has served as General Counsel and Senior Vice President since October 1998. Prior to joining Cabletron, he was a corporate attorney with the law firm of Ropes & Gray.

David J. Kirkpatrick has served as Corporate Executive Vice President of Finance since March 1998. He served as Director of Finance of the Company from August 1990 until March 1998 and has served as Chief Financial Officer since August 1990. From 1986 to 1990, he was the Vice President of Zenith Data Systems, a subsidiary of Zenith Electronics Corporation.

Piyush Patel has served as Senior Vice President of Worldwide Engineering since October 1998. From September 1996 to October 1998, he served as CEO at Yago Systems, Inc. and from 1980 to 1996, he held a variety of senior management positions at Intel, Sun Microsystems, MIPS computers and QED.

Linda F. Pepin has served as Senior Vice President of Human Resources since September 1997. From 1989 to 1997, she was Director of Human Resources. Prior to joining Cabletron, she held various positions in human resource management.

Michael A. Skubisz has served as Chief Technology Officer since September 1998. From 1993 to 1998, he served as Vice President of Product Marketing and Product Management. He has held various positions at Cabletron, including Regional Manager of Field Engineering in the New York City office where he began his career with Cabletron in 1988.

Key Personnel

On September 1, 1997, S. Robert Levine resigned as President, Chief Executive Officer and director of Cabletron and Donald B. Reed was appointed to the positions of President, Chief Executive Officer and director of Cabletron. On the same date, Craig R. Benson resigned as Chief Operating Officer of Cabletron but remained as Treasurer and the Chairman of the Board of Directors of Cabletron. On March 30, 1998, Mr. Reed resigned as President, Chief Executive Officer, and on July 29, 1998 Mr. Reed resigned as a director of Cabletron. Mr. Benson assumed the role as President and Chief Executive Officer and continues as Treasurer and Chairman of the Board of Directors of Cabletron. The Company's success is dependent in large part on Mr. Benson and other key technical, sales and management personnel. The loss of one or more of these individuals could adversely affect the Company's business.

PART II

ITEM 5.MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

STOCK PRICE HISTORY

The following table sets forth the high and low sale prices for the Company's Common Stock as reported on the New York Stock Exchange (symbol - CS) during the last three fiscal years. As of May 17, 1999, the Company had approximately 3,540 stockholders of record. The Company has paid no dividends on its Common Stock and anticipates it will continue to reinvest earnings to finance future growth.


Fiscal 1999                               High                 Low
-----------                              ------              ------

First quarter                            $15.56              $12.50
Second quarter                            14.31                6.63
Third quarter                             15.31                6.63
Fourth quarter                           $14.38               $7.69

Fiscal 1998                               High                 Low
-----------                              ------              ------

First quarter                            $46.50              $27.50
Second quarter                            46.13               27.88
Third quarter                             36.25               22.94
Fourth quarter                           $23.50              $12.63

Fiscal 1997                               High                 Low
-----------                              ------              ------

First quarter                            $43.56              $31.63
Second quarter                            36.06               26.50
Third quarter                             41.50               27.56
Fourth quarter                           $42.50              $28.00

ITEM 6. SELECTED FINANCIAL DATA

CABLETRON SYSTEMS, INC.

Statement of Operations Data:

(in thousands, except per share data)

                                                                    FISCAL YEAR ENDED
                                       ------------------------------------------------------------------------

                                       February 28,   February 28,   February 28,   February 29,   February 28,
                                           1999           1998           1997           1996           1995
                                       ------------   ------------   ------------   ------------   ------------
                                                       (Restated)     (Restated)

Net sales                               $1,411,279     $1,377,330     $1,406,552     $1,100,349       $833,218
Cost of sales                              811,350        676,291        595,407        448,699        340,424
                                        ----------     ----------     ----------     ----------       --------
Research and development                   210,393        181,777        161,674        127,289         89,129
Selling, general and administrative        446,232        373,789        301,469        223,083        166,649
Fixed asset loss                            17,570            ---            ---            ---            ---
Special charges                            217,350        234,285         21,724         94,343            ---
                                        ----------     ----------     ----------     ----------       --------
  Income (loss)  from operations          (291,616)       (88,812)       326,278        206,935        237,016
Interest income                             15,089         18,578         19,422         17,891          5,572
                                        ----------     ----------     ----------     ----------       --------
  Income (loss) before taxes              (276,527)       (70,234)       345,700        224,826        242,588
Income tax expense (benefit)               (31,136)       (35,273)       119,621         80,341         86,014
                                        ----------     ----------     ----------     ----------       --------
  Net income (loss)                    ($  245,391)   ($   34,961)    $  226,079     $  144,485       $156,574
                                        ==========     ==========     ==========     ==========       ========

Net income (loss) per share - basic         ($1.47)        ($0.22)         $1.46          $0.95          $1.08
                                        ==========     ==========     ==========     ==========       ========
Net income (loss) per share - diluted       ($1.47)        ($0.22)         $1.42          $0.93          $1.07
                                        ==========     ==========     ==========     ==========       ========

Weighted average number of shares
    outstanding - basic                    167,432        157,686        155,207        151,525        145,125
                                        ==========     ==========     ==========     ==========       ========
Weighted average number of shares
    outstanding - diluted                  167,432        157,686        158,933        155,171        147,017
                                        ==========     ==========     ==========     ==========       ========

Note: Included in fiscal 1999 results are special charges ($207.2 million, net of tax) related to the in-process research and development expenses for the acquisitions of Yago Systems, Inc., the DSLAM division of Ariel Corporation, FlowPoint, Inc. and NetVantage, Inc.. Included in fiscal 1998 results are special charges related to the in-process research and development expenses for the acquisition of Digital's Network Products Group and the implementation of a strategic realignment plan consisting of $121.8 million and $21.5 million, respectively (net of tax). Included in fiscal 1997 and fiscal 1996 results are $13.5 million and $60.8 million (net of tax) of special charge items related to all acquisitions for each fiscal year, respectively. Excluding these one-time charges, pro forma net income (loss) and diluted net income (loss) per share are as follows:



                                                                   FISCAL YEAR ENDED
                                              ----------------------------------------------------------

                                              February 28,   February 28,   February 28,    February 29,
                                                  1999           1998           1997            1996
                                              ------------   ------------   ------------    ------------
(in thousands, except per share data)                         (Restated)     (Restated)

Pro forma net income (loss)                      ($38,191)        $108,339       $239,579     $205,285
Pro forma diluted net income per share (loss)      ($0.23)           $0.68          $1.51        $1.32


                                                                  FISCAL YEAR ENDED
                                       ------------------------------------------------------------------------

Balance Sheet Data:                    February 28,   February 28,   February 28,   February 29,   February 28,
(in thousands)                             1999           1998           1997           1996           1995
                                       ------------   ------------   ------------   ------------   ------------
                                                       (Restated)     (Restated)

Working capital                           $370,945       $593,046       $679,056       $485,152       $381,758
Total assets                             1,566,500      1,682,048      1,310,809        996,908        702,200
Stockholders' equity                     1,089,833      1,085,075      1,085,452        809,886        593,942



As previously reported, in its second quarter Form 10-Q for the year ended February 28, 1999, the Company received comments from the staff of the Securities & Exchange Commission ("SEC") on the Company's financial statements, particuraly with respect to the accounting for recent acquisitions. Based upon these comments, the Company has agreed to make certain revisions to the consolidated financial statements contained in this Annual Report on Form 10-K, in certain prior Quarterly Reports on Form 10-Q and in the Company's Annual Report of Form 10-K for the Company's year ended February 28, 1998. The SEC has indicated that, based upon the revisions the Company has agreed to make, it has no further comments on the affected consolidated financial statements. The revisions relate primarily to special charges associated with the acquisition of the Network Products Group of Digital Equipment Corporation ("DNPG"), during the fourth quarter of the year ended February 28, 1998 and special charges associated with the acquisition of ZeitNet, Inc. ("ZeitNet"), during the second quarter of the year ended February 28, 1997. The Company has also reclassified certain other expenses related to the DNPG acquisition and to three acquisitions consummated during the year ended February 28, 1997 (ZeitNet, Network Express, Inc. and Netlink, Inc.) from special charges to cost of sales and selling, general and administrative expenses. The reclassifications had no effect on net income (loss).

See Notes 2 (b) and 17 of the Consolidated Financial Statements for additional information.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

This table sets forth the Company's net sales, cost of sales, expenses by category, income (loss) from operations, interest income, income (loss) before income taxes and net income (loss) expressed as percentages of net sales, for the fiscal years ended February 28, 1999, 1998 and 1997:


                                                     1999              1998             1997
                                                    -----             -----            -----


Net sales                                           100.0 %           100.0 %          100.0 %
Cost of sales                                        57.5              49.1             42.3
                                                    -----             -----            -----
  Gross profit                                       42.5              50.9             57.7
Research and development                             14.9              13.2             11.5
Selling, general and administrative                  31.6              27.1             21.5
Fixed asset loss                                      1.2               ---              ---
Special charges                                      15.4              17.0              1.5
                                                    -----             -----            -----
  Income (loss) from operations                     (20.6)             (6.4)            23.2
Interest income                                       1.1               1.3              1.4
                                                    -----             -----            -----
  Income (loss) before income taxes                 (19.5)             (5.1)            24.6
                                                    -----             -----            -----
Income tax expense (benefit)                         (2.2)             (2.6)             8.5
                                                    -----             -----            -----
  Net income (loss)                                 (17.4) %           (2.5) %          16.1 %
                                                    =====             ======           ======

Net Sales

Net sales for the year ended February 28, 1999 increased by 2.5% to $1,411.3 million from $1,377.3 million in the year ended February 28, 1998 and compared to $1,406.6 million in the year ended February 28, 1997. Net sales within the United States ("domestic"), in the year ended February 28, 1999, were $829.4 million or 58.8% of net sales, compared to $923.3 million or 67.0% of net sales in the year ended February 28, 1998 and $998.4 million or 71.0% of net sales in the year ended February 28, 1997. Domestic net sales declined due to continued price competitiveness resulting in lower prices and the decline in sales of shared technology products not fully offset by the increase in sales of switched media products. Net sales outside the United States in the year ended February 28, 1999 were $581.9 million, or 41.2% of net sales, compared to $454.0 million or 33.0% of net sales in the year ended February 28, 1998 and $408.2 million or 29.0% of net sales in the year ended February 28, 1997. In addition to the Company's direct international sales force, the Company sells its products through several reseller channels and international distributors. The increase in international net sales in fiscal 1999 compared to the year ended February 28, 1998 reflects a full year of DNPG/Compaq activity and the Company's emphasis on managing global operations. The increase reflects growth rates of 47.1% and 32.9% in the Pac Rim region and Europe, respectively, offset by a 29.0% reduction in other international sales, primarily Latin America. The increase in international net sales in the year ended February 28, 1998 compared to the year ended February 28, 1997 reflected growth in all major international regions. The Company's international net sales are primarily denominated in U.S. dollars. The effect of foreign exchange rate fluctuations did not have a significant impact on the Company's operating results in the periods presented. The Company expects that international sales will continue to account for a significant portion of the Company's net sales in future periods.

The overall increase in the year ended February 28, 1999 net sales compared to the year ended February 28, 1998 net sales was due to increases in the sales of switched products, software and professional services. The current year also included a full year of DNPG/Compaq sales, largely contributing to the increase in sales of switched products. Sales of shared media and other products, including similiar DNPG/Compaq products, decreased throughout the year and relative to the prior year. Sales of switched products increased 14.2% to $776.9 million in the year ended February 28, 1999 compared to sales of $680.6 million in the year ended February 28, 1998. The increase in sales of switched products was a result of increasing unit sales (primarily related to the SmartSwitch 6000 products). Prices per product decreased slightly for some of the older switched products during the year ended February 28, 1999, but shipments of new products offset this slight price decline. Sales of the Company's shared media products decreased 46.5% to $170.0 million in the year ended February 28, 1999 compared to sales of $317.6 million in the year ended February 28, 1998. Sales of shared media products steadily decreased throughout the year ended February 28, 1999.
Sales of shared media products, during the second half of the year ended February 28, 1999, were approximately $59.6 million (as a result of both declining unit shipments and lower prices per product). The Company expects the decrease in sales of its shared media products to continue in fiscal 2000 as customers continue the migration from shared media products to switched products. The pricing environment has been very competitive and has caused significant price erosion in the Company's older products.

Sales of software, professional services and other were $464.4 million or 32.9% of total net sales in the year ended February 28, 1999, compared to $379.1 million or 27.5% of total sales in the year ended February 28, 1998 and $389.5 million or 27.7% of net sales in the year ended February 28, 1997. The Company is focused on supplying customers with advanced software packages that include the applicable software programs, installation, training and maintenance services as one product. This bundled product will become an integral part of Cabletron's customer development and support activities. During the year ended February 28, 2000, management intends to offer customers more advanced software packages and to attempt to increase service revenue by continuing to emphasize this portion of the business. As part of the Company's acquisition of DNPG, the Company agreed to appoint Digital as the service provider for the Company's products in certain smaller countries, where the Company did not already have a significant investment in services. This appointment has not had a significant effect on the growth of the Company's own service and support organization.

The slight decrease in net sales in the year ended February 28, 1998 compared to the year ended February 28, 1997 was largely a result of a decrease in sales of the Company's shared media products. Sales of the Company's shared media products decreased 56.6% to $317.6 million in the year ended February 28, 1998 compared to sales of $717.8 million in the year ended February 28, 1997. The decline in revenue of shared media products was a result of both declining unit shipments and lower prices per product. The decrease in sales of shared media products was offset somewhat by an increase in sales of the Company's switched products (comprised primarily of the SmartSwitch 9000, 6000, and 2200 products). Sales of switched products increased 129.4% to $686.7 million in the year ended February 28, 1998 compared to sales of $299.3 million in fiscal 1997. The increase in sales of switched products was a result of increasing unit sales. Prices per product decreased slightly for switched products during the year ended February 28, 1998, but the increase in unit shipments offset this slight price decline.

Gross Profit, Expenses and Interest Income

Gross profit was $599.9 million or 42.5% in the year ended February 28, 1999 compared to $701.0 million or 50.9% of net sales in the year ended February 28, 1998 and compared to $811.1 million or 57.7% of net sales in the year ended February 28, 1997. The decrease in gross profit in the year ended February 28, 1999, as compared to the year ended February 28, 1998, as a percentage of net sales reflects the impact on pricing from increased sales to channel resellers and independent distributors (rather than selling directly to the end-user) and a more competitive pricing environment; additionally, the shift from shared media to switch products resulted in higher inventory obsolesence. The Company's decrease in gross profit in the year ended February 28, 1998 as compared to the year ended February 28, 1997 was due to pricing pressures, especially in the Company's foreign markets which traditionally carried a higher margin, and also to increased inventory write-offs. The Company was able to maintain a consistent gross margin in the year ended February 28, 1997, as compared to prior years, by introducing and selling products with improved functionality, further developing its service maintenance program and improving purchasing and manufacturing efficiencies. In the future, the Company's gross profit may be affected by the same factors as the year ended February 28, 1999, including the price per product sold, inventory obsolescence, the distribution channels used, price competition, the mix of products sold, the acquisition of newer products at different margins and the result of the anticipated savings recognized through its outsourcing of the manufacturing process.

Research and development ("R&D") expenses in the year ended February 28, 1999 increased to $210.4 million or 14.9% of net sales, compared to $181.8 million or 13.2% of net sales in the year ended February 28, 1998 and $161.7 million or 11.5% of net sales in the year ended February 28, 1997. The increased R&D, in the year ended February 28, 1999, reflected higher spending due to the addition of software and hardware engineering personnel, directly hired and as a result of the Company's acquisitions, and the associated costs related to development of new products and the next generation of existing products. The increased R&D spending in fiscal 1998, as compared to the year ended February 28, 1997, reflected the Company's ongoing research and development efforts, including the further development of the SmartSwitch family of products, SPECTRUM management software as well as the increase in the hiring of additional software and hardware engineers and associated costs related to development of new products. R&D spending increased as a percentage of net sales in the year ended February 28, 1998 compared to the year ended February 28, 1997 primarily because net sales were lower than the Company expected in the year ended February 28, 1998. The Company plans to continue emphasizing research and development as a critical strategy for the Company. In the future, the Company will attempt to reduce R&D spending as a percentage of net sales similar to the percentage levels prior to the year ended February 28, 1998. The Company plans to continue to develop new products through a combination of internal development efforts, minority investments in independent companies and acquisitions. There can be no assurance that research and development efforts or acquisitions of technology will result in commercially successful new technology and products in the future, or that such technology and products will be introduced in time to meet market requirements. The Company's research and development efforts may be adversely affected by other factors discussed more fully below in "Business Environment and Risk Factors."

Selling, general and administrative ("SG&A") expenses were $446.2 million or 31.6% of net sales in the year ended February 28, 1999, compared to $373.8 million or 27.1% of net sales in the year ended February 28, 1998 and $301.5 million or 21.5% of net sales in the year ended February 28, 1997. These increases were a result of an increase in amortization expense of intangible assets recorded from the acquisitions, an increase in sales and technical personnel, incentive payments to employees added through the acquisitions and increased marketing programs. SG&A expenses increased as a percentage of net sales in fiscal 1999 primarily as a result of lower than expected sales. The Company expects to focus more of the future SG&A expenditures on core spending, advertising and marketing to potential customers, for revenue generation; and the Company expects that SG&A expenses will include more amortization expense in the year ended February 28, 2000, due to a full year of amortization expense for acquisitions completed during the year ended February 28, 1999, as compared to fiscal 1999; while other components of SG&A will remain approximately constant, in absolute dollars, in the upcoming year.

In the fourth quarter of the year ended February 28, 1999, the Company performed a physical inventory of manufacturing equipment and fixtures in preparation for the planned outsourcing of its manufacturing operations. As a result of this inventory, the Company wrote off approximately $17.6 million of assets. The writeoff consisted of equipment and fixtures that could not be located ($14.2 million) and equipment recently idled with no future value.

In the year ended February 28, 1999, special charges were taken for in-process research and development related to the acquisition of Yago Systems, Inc. ($150.0 million), the DSLAM division of Ariel Corporation ($26.0 million), FlowPoint Corp. ($12.0 million) and NetVantage, Inc. ($29.4 million). In the year ended February 28, 1998, special charges were taken for in-process research and development related to the acquisition of the DNPG ($199.3 million) and the implementation of a realignment plan ($35.0 million), totaling $234.3 million. In the year ended February 28, 1997, a $21.7 million special charge was taken for the acquisitions of ZeitNet, Network Express, Netlink and The OASys Group.

Net interest income in the year ended February 28, 1999 was $15.1 million compared to $18.6 million in the year ended February 28, 1998 and compared to $19.4 million in the year ended February 28, 1997. The decrease of net interest income in the year ended February 28, 1999 as compared to fiscal 1998 is a result of lower cash available for short-term investments caused by Compaq's utilization of product credits in place of cash to settle accounts receivable and cash used to fund acquisitions. The slight decrease in interest income in the year ended February 28, 1998 is primarily the result of lower interest rates than in the year ended February 28, 1997.

Income (Loss) Before Taxes

Loss before taxes was $276.5 million in the year ended February 28, 1999, compared to $70.2 million in the year ended February 28, 1998 and income before taxes of $345.7 million in the year ended February 28, 1997. In the year ended February 28, 1999, the Company recorded a fixed asset loss of $17.6 million; and recorded special charges of $217.4 million for in-process research & development, consisting of (i) NetVantage, Inc. for $29.4 million, (ii) FlowPoint Corp. for $12.0 million, (iii) the DSLAM division of Ariel Corporation for $26.0 million and (iv) Yago Systems, Inc. for $150.0 million. In fiscal 1998, the Company recorded special charges of $234.3 million, consisting of (i) in process research and development of $199.3 million in connection with the acquisition of the DNPG, and (ii) charges relating to the Company's realignment of $35.0 million. In the year ended February 28, 1997, the Company's recorded special charges related to acquisitions of $21.7 million. The increase in loss before taxes in the year ended February 28, 1999 was due to lower gross profit margins as the Company continued its migration from shared media products to switched products and higher personnel costs in R&D departments more than offsetting the decrease in special charges. The decrease in income before taxes in the year ended February 28, 1998 was due primarily to the increase of $212.6 million in special charges. Excluding special charges, loss before taxes was $59.2 million in the year ended February 28, 1999, compared to income before taxes of $164.1 million in the year ended February 28, 1998, and $367.4 million in the year ended February 28, 1997. The decrease in income before taxes in the year ended February 28, 1998 as compared to the year ended February 28, 1997 was also due to lower revenues and higher cost of sales. The factors affecting net sales and cost of sales are discussed above.

Income Tax Expense (Benefit)

Excluding the effects of special charges, the Company's effective tax rate was 34.0% for the year ended February 28, 1999, 34.1% for the year ended February 28, 1998 and 34.6% for the year ended February 28, 1999. The income tax benefit was $31.1 million in fiscal 1999 compared to a benefit of $35.3 million in the year ended February 28, 1998 and $119.6 million of income tax expense in the year ended February 28, 1997. The tax benefit decreased in the year ended February 28, 1999 as compared to the year ended February 28, 1998 due to fewer tax deductible charges related to acquisitions and other corporate charges. The year ended February 28, 1999 income tax benefit included a $10.2 million tax benefit related to the acquisition of Ariel and a $6.8 million tax benefit related to the fixed asset loss. The year ended February 28, 1998 income tax benefit included $77.5 million related to the acquisition of DNPG and $13.5 million related to the Company's realignment. The year ended February 28, 1997 income tax expense was incurred due to net income after special charges. Net loss was $245.4 million in the year ended February 28, 1999, compared to net loss of $35.0 million in the year ended February 28, 1998 and net income of $226.1 million in the year ended February 28, 1997.

Realignment

The Company announced on December 16, 1997 a global initiative to better align the Company's business strategy with its focus in the enterprise and service provider markets. The realignment is intended to better position the Company to provide more solutions-oriented products and service; to increase its distribution of products through third-party distributors and resellers; to improve its position internationally and to aggressively develop partnership and acquisition opportunities. The Company incurred a pre-tax charge in the fourth quarter of fiscal 1998 of $35.0 million ($21.5 million, net of tax) related to the realignment. The realignment included general expense reduction through the elimination of duplicate facilities, consolidation of related operations, reallocation of resources, including the elimination of certain existing projects, and personnel reduction. During fiscal 1999, the Company completed the reductions required to better align its global initiative.

Business Combinations

1999 Acquisitions

Yago Systems, Inc.

In connection with the acquisition of YAGO, the Company allocated $150.0 million of the purchase price to in-process research and development projects. This allocation represents the estimated fair value based on risk-adjusted cash flows related to the incomplete products. At the date of acquisition, the development of these projects had not yet reached technological feasibility and the research and development ("R&D") in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date.

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

The nature of the efforts to develop the acquired in-process technology into commercially viable products principally relate to the completion of all planning, designing, prototyping, high-volume verification, and testing activities that were necessary to establish that the proposed technologies met their design specifications including functional, technical, and economic performance requirements. Anticipated completion dates for the projects in progress were expected to occur over the next two years, the Company expected to begin generating the economic benefits from the technologies in the second half of 1998. Funding for such projects was expected to be obtained from internally generated sources. Expenditures to complete the MSR technology were expected to total approximately $10.0 million over the next two years. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur.

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

In connection with the acquisition of Ariel, the Company allocated $26.0 million ($15.8 million, net of tax) of the purchase price to in-process research and development projects. The valuation of the in-process research and development ("IPR&D") incorporated the guidance on IPR&D valuation methodologies recently promulgated by the Securities and Exchange Commission ("SEC"). These methodologies incorporate the notion that cash flows attributable to development efforts, including the effort to be completed on the development effort underway, and development of future versions of the product that have not yet been undertaken, should be excluded in the valuation of IPR&D. This allocation represents risk-adjusted cash flows related to the incomplete products. At the date of acquisition, the development of these projects had not yet reached technological feasibility and the research and development ("R&D") in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date.

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

The rates utilized to discount the net cash flows to their present value were based on venture capital rates of return. Due to the nature of the forecast and the risks associated with the projected growth, profitability and developmental projects, a discount rate of 27.5 percent was determined to be appropriate for the in-process R&D. These discount rates were commensurate with Ariel's stage of development; the uncertainties in the economic estimates described above; the inherent uncertainty surrounding the successful development of the purchased in-process technology; the useful life of such technology; the profitability levels of such technology; and, the uncertainty of technological advances that were unknown at the time of acquisition.

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

FlowPoint Corp.

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

In connection with the acquisition of FlowPoint, the Company recorded special charges of $12.0 million for in-process research and development projects. The valuation of the IPR&D incorporated the guidance on IPR&D valuation methodologies recently promulgated by the SEC. These methodologies incorporate the notion that cash flows attributable to development efforts, including the effort to be completed on the development effort underway, and development of future versions of the product that have not yet been undertaken, should be excluded in the valuation of IPR&D. This allocation represents risk-adjusted cash flows related to the incomplete products. At the date of acquisition, the development of these projects had not yet reached technological feasibility and the R&D in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date.

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

For purposes of the in-process R&D valuation, the total revenues attributable to FlowPoint were projected to exceed $150 million within 5 years, assuming the successful completion and market acceptance of the major R&D efforts. As of the valuation date, FlowPoint had a few existing products, which lacked the technological breadth and depth necessary in the evolving networking equipment market. Accordingly, for purposes of the in-process R&D valuation, it was estimated that significant revenue growth in the first several years would be primarily related to the in-process technologies. The estimated revenues for the in-process projects were projected to peak in 2007 and then decline as other new products and technologies were expected to enter the market.

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

The rates utilized to discount the net cash flows to their present value were based on venture capital rates of return. Due to the nature of the forecast and the risks associated with the projected growth, profitability and developmental projects, a discount rate of 27.5 percent was determined to be appropriate for the in-process R&D. These discount rates were commensurate with FlowPoint's stage of development; the uncertainties in the economic estimates described above; the inherent uncertainty surrounding the successful development of the purchased in-process technology; the useful life of such technology; the profitability levels of such technology; and, the uncertainty of technological advances that were unknown at the time of the acquisition.

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

In connection with the acquisition of NetVantage, the Company recorded special charges of $29.4 million for in-process research and development projects. The valuation of the IPR&D incorporated the guidance on IPR&D valuation methodologies recently promulgated by the SEC. These methodologies incorporate the notion that cash flows attributable to development efforts, including the effort to be completed on the development effort underway, and development of future versions of the product that have not yet been undertaken, should be excluded in the valuation of IPR&D. This allocation represents risk-adjusted cash flows related to the incomplete products. At the date of acquisition, the development of these projects had not yet reached technological feasibility and the R&D in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date.

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

For purposes of the IPR&D valuation, the total revenues attributable to NetVantage were projected to exceed $250 million within 5 years, assuming the successful completion and market acceptance of the major R&D efforts. As of the valuation date, NetVantage had a few existing products, which lacked the technological breadth and depth necessary in the evolving networking equipment market. Accordingly, it was estimated that the significant revenue growth in the first several years would be primarily related to the in-process technologies. The estimated revenues for the in-process projects were expected to peak in 2004 and then decline as other new products and technologies were expected to enter the market.

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

NetVantage's in-process research and development value is comprised of several significant individual on-going projects. Remaining development efforts for these projects include various phases of design, development and testing. Anticipated completion dates for the projects in progress are estimated to occur over the next year. The Company began recognizing the economic benefits from the technologies in the fourth quarter of fiscal year 1999. Funding for such projects was estimated to be obtained from internally generated sources. Expenditures to complete these projects were estimated to total approximately $2.0 million over the next year. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur.

Management expects to continue their support of these efforts and believes the Company has a reasonable chance of successfully completing the R&D programs. However, there is risk associated with the completion of the projects and there is no assurance that any will meet with either technological or commercial success.

1998 Acquisitions

In connection with the acquisition of NPG, the Company allocated $199.3 million of the purchase price to in-process research and development projects. This allocation represents the estimated fair value based on risk-adjusted cash flows related to the incomplete products. At the date of acquisition, the development of these projects had not yet reached technological feasibility and the research and development ("R&D") in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date.

The Company used independent third-party appraisers to assess and allocate values to the in-process research and development. The value assigned to these assets were determined by identifying significant research projects for which technological feasibility had not been established, including development, engineering and testing activities associated with the introduction of NPG's next-generation switch, hub, adapter, and internetworking technologies.

The incomplete projects related to switch technology included, among other efforts, the introduction of Fast Ethernet and OC-12 technology into GIGAswitch/ATM and GIGAswitch/ FDDI technologies, development of Gigabit and Fast Ethernet modules for the VNswitch 900 chassis, and the introduction of a new GIGAswitch/Ethernet platform to provide Gigabit Ethernet technology. In the internetworking area, the Company had several significant efforts on-going related to network management software products, new wireless/remote access offerings, and web gateway technology. The primary developmental efforts related to the adapter family of products involved the introduction of new ATM and Gigabit network interface cards. Finally, in the hub family, specific R&D efforts included the introduction of ATM and Fast Ethernet modules for the DEChub 900 and the development of advanced layer 3 switching support for the 100Mbps Hub Multiswitch.

The nature of the efforts to fully develop the acquired in-process technology into commercially viable products, technologies, and services principally related to the completion of all planning, designing, prototyping, high-volume verification, and testing activities that were necessary to establish that the proposed technologies met their design specifications including functional, technical, and economic performance requirements. Anticipated completion dates for the projects in progress were expected to occur over the next one and one-half years, at which time the Company expected to begin generating economic benefits from the technologies. Funding for such projects was expected to be obtained from internally generated sources. As of February 7, 1998, expenditures to complete these projects were expected to total approximately $61 million for the remainder of calendar year 1998 and $10 million in calendar year 1999. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur.

The value assigned to purchased in-process technology was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from the projects and discounting the net cash flows to their present value. The revenue projection used to value the in-process research and development was based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by the Company and its competitors. In the model used to value NPG's in-process research and development, as of February 7, 1998, NPG' total revenues were projected to exceed $1.1 billion in 2002, assuming the successful completion and market acceptance of the major R&D programs. Estimated revenue from NPG's existing technologies was expected to be $350 million in 1998, with a rapid decline as existing processes and know-how approached obsolescence. The estimated revenues for the in-process projects were estimated to peak in 2002 and then decline as other new products and technologies were expected to enter the market.

In the model used to value NPG's in-process research and development, cost of sales was estimated based on NPG's historical results and discussions with management regarding anticipated gross margin improvements. A substantial gross margin improvement was expected in 1999 due to a restructuring of NPG's cost structure. Thereafter, gradual improvements were expected due to purchasing power increases and general economies of scale. Cost of sales averaged approximately 49.0 percent through 2003. Combined SG&A and R&D expenses were expected to peak in 1998 at 44.6 percent of sales, decline, and level out at approximately 35.8 percent of sales in 2001 and remain constant thereafter.

The rates utilized to discount the net cash flows to their present value were based on cost of capital calculations. Due to the nature of the forecast and the risks associated with the projected growth, profitability and developmental projects, a discount rate of 15.0 percent was appropriate for the business enterprise, 14.0 percent for the existing products and technology, and 30.0 percent for the in-process R&D. These discount rates were selected to reflect NPG's corporate maturity; the uncertainties in the economic estimates described above; the inherent uncertainty surrounding the successful development of the purchased in-process technology; the useful life of such technology; the profitability levels of such technology; and, the uncertainty of technological advances that are unknown at this time.

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

Management expects to continue their support of these efforts and believes the Company has a reasonable chance of successfully completing the R&D programs. However, there has been and will continue to be risk associated with the completion of the projects and there is no assurance that any will meet with either technological or commercial success. The Company believes, as it did at the time of the NPG acquisition, that if NPG did not successfully complete its outstanding in-process research and development efforts, Cabletron's future operating results could be materially impacted and the value of the in-process research and development might never be realized.

1997 Acquisitions

During the year ended February 28, 1997, the Company augmented its product line and expanded its markets by acquiring: (1) ZeitNet Inc., a manufacturer of ATM products, in July 1996; (2) Network Express, Inc., a manufacturer of remote access equipment, in August 1996; (3) Netlink, Inc., a manufacturer of frame relay products, in December 1996; and (4) The OASys Group, Inc., a software developer, in February 1997.

Liquidity and Capital Resources

Cash, cash equivalents, short and long-term investments increased to $454.5 million at February 28, 1999 from $435.1 million at February 28, 1998. Net cash provided by operating activities was $83.9 million in the year ended February 28, 1999 compared to $49.5 million in the year ended February 28, 1998, and compared to $188.8 million in the year ended February 28, 1997. The increase in net cash provided by operating activities during the year ended February 28, 1999 was a result of improved inventory controls that resulted in a reduction in inventory, improved collections from customers being partially offset by Compaq utilizing product credits received in its acquisition of DNPG. Compaq can use the product credits through February 7, 2000 to purchase certain Cabletron products that are ordered under the Reseller Agreement. See Note 9 (Notes to the Consolidated Financial Statements) included at page 43 of this document for additional details regarding the product credits. The decrease in net cash provided by operating activities between the year ended February 28, 1998 and the year ended February 28, 1997 was primarily a result of higher inventories, higher purchased research and development through acquisitions and increased deferred taxes. Net cash used in investing activities increased to $139.9 million in the year ended February 28, 1999 compared to $90.2 million in the year ended February 28, 1998. The increased use of cash in investing activities is primarily due to increased purchases of securities. This increase was partially offset by less cash paid (net) for acquisitions during fiscal 1999, $32.2 million as compared to $129.1 million in the year ended February 28, 1998, less capital expenditures and the proceeds from the sale of a duplicate facility which the Company acquired from DNPG for cash totaling $24.5 million. Capital expenditures have decreased steadily during the three year period ended February 28, 1999 due to the decreased need for additional facilities and manufacturing equipment, as sales have remained relatively flat.

Accounts receivable, net of allowance for doubtful accounts, were $216.8 million at February 28, 1999 or 57 days sales outstanding, compared to $241.2 million or 78 days of sales outstanding at February 28, 1998. This decrease in receivables reflects Compaq's use of product credits, which reduces days sales outstanding because the Company deems purchases paid in product credits to be collected immediately and, secondarily, to the increased collection efforts of the Company. These trends are expected to continue as Compaq has product credits available until February 7, 2000 and the Company has focused their sales efforts through resellers and distributors. During fiscal 1999, the Company sold slightly more than half of its products to resellers and distributors. The Company has been able to monitor these relationships and improved the efficiency of collections as there are fewer resellers and distributors than the number of end-users the Company shipped to during fiscal 1998.

Worldwide inventories were $229.5 million at February 28, 1999 or 107 days of inventory, compared to $309.7 million or 157 days of inventory at the end of the preceding fiscal year. The decrease of days in inventory was due to improved inventory control performance and increased reserves for inventory in connection with the transition from shared media products to switched products. The Company's use of distributors and resellers has allowed the Company to maintain lower inventory levels, while the distributors and resellers will be able to service the end-user customers, in a timely manner. The Company expects inventory levels to decrease as it outsources its manufacturing process.

During the year ended February 28, 1999, capital expenditures were $44.8 million, which were principally related to upgrades of computers, computer related and manufacturing equipment. During the year ended February 28, 1998, capital expenditures were $74.2 million, which were primarily related to software and hardware products and upgrades of computers. Capital expenditures for the year ended February 28, 1997 were $94.4 million, which were primarily related to engineering computer hardware and software.

On March 7, 1997 the Company obtained a $250 million revolving credit facility with Chase Manhattan Bank, First National Bank of Chicago and several other lenders. The facility has a term of three years. As of February 28, 1999, the Company had not drawn down any money under the facility.

In the opinion of management, internally generated funds from operations and existing cash, cash equivalents and marketable securities will provide adequate funds to support the Company's working capital and capital expenditure requirements for the next twelve months.

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

Competition. The data networking industry is intensely competitive and subject to increasing consolidation. Competition in the data networking industry has increased in recent periods, and Cabletron expects competition to continue to increase significantly in the future from its current competitors, as well as from potential competitors that may enter Cabletron's existing or future markets. Cabletron's competitors include many large domestic and foreign companies, as well as emerging companies attempting to sell products to specialized markets such as those addressed by Cabletron. Cabletron's primary competitors in the data networking industry are Cisco Systems, Inc., FORE Systems, Inc., Lucent Technologies, Inc., Northern Telecom Ltd. and 3Com Corporation. Several large telecommunications equipment companies, including Nokia Corp., Alcatel, Ericsson and Siemens have begun to compete in the data networking industry and have recently made investments in or acquired several smaller data networking companies. Companies in the data networking industry compete upon the basis of price, technology, and brand recognition. Increased competition could result in price reductions, reduced margins and loss of market share, any or all of which could materially and adversely affect Cabletron's business, financial condition, and operating results and increase fluctuations in operating results. Competitors may introduce new or enhanced products that offer greater performance or functionality than Cabletron's products. There can be no assurance that Cabletron will be successful in selecting, developing, manufacturing and marketing new products or enhancing its existing products or that Cabletron will be able to respond effectively to technological changes, new standards or product announcements by competitors. Any failure to do so may have a material adverse effect on Cabletron's business, financial condition and results of operations. As the data networking industry has grown and matured, customers purchasing decisions have been increasingly influenced by brand recognition. If Cabletron is unable to develop competitive brand recognition, Cabletron's business may be adversely affected.

Cabletron's current and potential competitors have pursued and are continuing to pursue a strategy of acquiring data networking companies possessing advanced networking technologies. The acquisition of these companies allows Cabletron's competitors to offer new products without the lengthy time delays associated with internal product development. As a consequence, competitors are able to more quickly meet the demand for advanced networking capabilities, as well as for so-called "end-to-end" networking solutions. These acquisitions also permit potential competitors, such as telecommunications companies, who lack data networking products and technologies, to more quickly enter data networking markets. The greater resources of the competitors engaged in these acquisitions may permit them to accelerate the development and commercialization of new competitive products and the marketing of existing competitive products to their larger installed bases. There is significant competition among Cabletron and its competitors for the acquisition of data networking companies possessing advanced technologies. As a consequence of this competition, as well as other factors, the prices paid to acquire such companies is typically extremely high relative to the assets and sales of such companies. The greater resources of Cabletron's current and potential competitors may enable them to compete more effectively for the acquisition of such companies. In addition to acquiring other companies, Cabletron's competitors frequently invest in early-stage data networking companies in order to secure access to advanced technologies under development by such companies, to enhance the ability to subsequently acquire such companies and to deter other competitors from obtaining such access or performing such acquisitions. Cabletron expects that competition will increase substantially as a result of the continuing industry consolidations.

In the past, Cabletron has relied upon a combination of internal product development and partnerships with other networking vendors to broaden its product line to meet the demand for "end-to-end" enterprise-wide solutions. Acquisitions of or investments in other data networking companies by Cabletron's competitors may limit Cabletron's access to commercially significant technologies, and thus its ability to offer products that meet its customers needs. See "Acquisition Strategy."

In addition to the effects of competition, Cabletron's margins may also decrease as a result of a shift in product mix toward lower margin products, increased sales through lower margin distributor and reseller sales channels, increased component costs and increased expenses, which may be necessary in future periods to meet the demands of greater competition and if the expected cost savings from outsourcing the manufacturing process is not achieved. For example, as a result of various acquisitions completed during fiscal 1999, the Company acquired products that contribute a lower gross margin than the Company's core products have historically contributed. Additionally, as a result of the DNPG acquisition and other business strategy initiatives, Cabletron achieved a higher percentage of its sales through resellers, which may have the effect of reducing Cabletron's margin on those sales, as well as, to a lesser extent, Cabletron's overall margins. Margins in any given period may be adversely affected by additional factors. See "Business Environment and Risk Factors--Fluctuations in Operating Results."

Fluctuations   in   Operating   Results.   A  variety  of   factors   may  cause
period-to-period fluctuations in the operating results of Cabletron. Such factors include, but are not limited to: (i) the rate of growth of the markets for Cabletron's products, (ii) competitive pressures, including pricing, brand and technological competition, (iii) availability of components, including unique integrated circuits, (iv) adverse effects of delays in the establishment of industry standards, including delays or reductions in customer orders, delays in new product introductions and increased expenses associated with standards compliance, (v) delays by Cabletron in the introduction of new or enhanced products, (vi) changes in product mix, (vii) delays or reductions in customer purchases in anticipation of the introduction of new products by Cabletron or its competitors and (viii) instability of the international markets in which Cabletron sells its products. For example, Cabletron has been experiencing decreased sales for its older line of so-called "shared media" products. The period-to-period rate of decrease has been greater in certain periods than in others and has been difficult to predict. Backlog as of any particular date is not indicative of future revenue due, in part, to the possibility of order cancellations, customer requested delivery delays, shifting purchasing patterns and inventory level variability. In particular, Cabletron has been experiencing longer sales cycles for its core products as a result of the increasing dollar amount of customer orders and longer customer planning cycles. Also, Cabletron has experienced backend loading of its quarterly sales, making the predictability of the quarterly results highly speculative. These factors, together with increased competition, have led to an increase in sales variability and a decrease in Cabletron's ability to predict aggregate sales demand for any given period. These factors have increased the possibility that the operating results for a quarter could be materially adversely affected by the failure to obtain or delays in obtaining a limited number of large customer orders, due, for example, to cancellations, delays or deferrals by customers. If growth in Cabletron's revenues in any quarter fails to match Cabletron's expectations, its earnings and margins would be materially adversely affected. During the year ended February 28, 1999, the Company incurred higher inventory obsolescence and a more competitive pricing environment which resulted in lower gross margins; additionally sales to channel resellers and distributors have also contributed to the lower gross margin. There can be no assurance that net sales will not decrease in future periods. Any decrease in net sales could have a material adverse affect on Cabletron's business, financial condition and results of operations. As expenses are relatively fixed in the near term, Cabletron may not be able to adjust expense levels to match any shortfall in revenues. As the industry becomes more competitive and standards-based, Cabletron is facing greater price competition from its competitors. If Cabletron does not respond with lower production costs, pricing pressures could adversely affect future earnings. Accordingly, past results may not be indicative of future results. There can be no assurance that the announcement or introduction of new products by Cabletron or its competitors, or a change in industry standards, will not cause customers to defer or cancel purchases of Cabletron's existing products, which could have a material adverse effect on Cabletron's business, financial condition or results of operations. The market for
Cabletron's products is evolving. The rate of growth of the market and the resulting demand for Cabletron's recently introduced products is subject to a high level of uncertainty. If the market fails to grow or grows more slowly than anticipated, Cabletron's business, financial condition or results of operations would be materially adversely affected. In addition, because of the global nature of Cabletron's business, a variety of uncontrollable and changing factors including foreign exchange rates, political and economic factors, foreign regulators and natural disasters could have a material adverse effect on future results. See "Quantitative and Qualitative Disclosures About Market Risks."

Management Structure. The Company has defined and is currently implementing a new management structure. The new management structure includes the creation of certain new senior officer positions and the realignment of certain management structures. The implementation of the new management structures and Cabletron's recent acquisitions have required the dedication of the Company's existing management resources, which has resulted in a temporary disruption of Cabletron's business activities. There can be no assurance that such disruption will not continue in future quarters. Any such disruption could have a material adverse effect on Cabletron's business, operating results or financial condition. Over time, the loss of the personnel, facilities and other resources eliminated through the expense reductions may adversely impact Cabletron's ability to generate expected revenue levels.

Acquisition Strategy. Cabletron has addressed the need to develop new products, in part, through the acquisition of other companies and businesses. Acquisitions, such as the acquisition of NetVantage, FlowPoint, Ariel, Yago and DNPG, involve numerous risks including difficulties in assimilating the operations, technologies and products of the acquired companies, the diversion of management's attention from other business concerns, risks of entering markets in which competitors have established market positions, and the potential loss of key employees of the acquired company. Achieving the anticipated benefits of an acquisition will depend in part upon whether the integration of the companies' businesses is accomplished in an efficient and effective manner, and there can be no assurance that this will occur. The successful combination of companies in the high technology industry may be more difficult to accomplish than in other industries. The combination of such companies will require, among other things, integration of the companies' respective product offerings and coordination of their sales and marketing and research and development efforts. There can be no assurance that such integration will be accomplished smoothly or successfully. The difficulties of such integration may be exacerbated by the necessity of coordinating geographically separated organizations. The efforts required to successfully integrate acquired companies require the dedication of management resources that may temporarily distract attention from the day-to-day business of Cabletron. The inability of management to successfully integrate the operations of acquired companies could have a material adverse effect on the business and results of operations of Cabletron. The acquisition of early stage companies, such as NetVantage, FlowPoint, Ariel and Yago, poses risks in addition to those identified above. Such companies often have limited operating histories, limited or no prior sales, and may not yet have achieved profitability. In addition, the technologies possessed by such companies are often unproven. The development and marketing of products based upon such technologies may require the investment of substantial time and resources and, despite such investment, may not result in commercially saleable products or may not yield revenues sufficient to justify Cabletron's investment. Further, aggressive competitors often undertake initiatives to attract customers and to recruit key employees of acquired companies through various incentives. In addition to NetVantage, FlowPoint, Ariel, Yago and DNPG, Cabletron has stated that it will continue to explore other possible acquisitions in the future. Multiple acquisitions during a period increases the risks identified above, including in particular the difficulty of integrating the acquired businesses and the distraction of management from the day-to-day business activities of Cabletron.

Near the end of the year ended February 28, 1998, the Company acquired several product lines previously marketed by Digital's NPG pursuant to Cabletron's acquisition of the NPG. Cabletron's sales of the NPG products are subject to numerous risks. Substantially all of NPG's revenues have historically been derived from sales by Digital's worldwide sales force and certain major third party resellers. Under Digital, the NPG had no direct sales force to end users (Digital's direct sales force resides in an independent business unit), and Cabletron did not acquire any portion of Digital's sales force. Under the Reseller and Services Agreement dated as of November 24, 1997 between Cabletron and Digital, Digital has agreed to resell certain Cabletron products, including the DNPG products, and has contractually committed to purchase certain minimum volumes of Cabletron products for resale and internal use. In April 1998, Digital was acquired by Compaq Computer Corporation ("Compaq") and Compaq has assumed all of Digital's obligations to Cabletron. Compaq/Digital accounted for approximately 11% of Cabletron's revenues in the year ended February 28, 1999. Any failure by Compaq to purchase the committed product volumes would have a material adverse impact on Cabletron's business, results of operations and financial condition. In addition, a substantial portion of the NPG's revenues have historically been derived from sales through third party resellers. Cabletron has traditionally derived a smaller portion of its revenues from sales through resellers and, as a consequence, has less experience managing reseller relationships. There can be no assurance that the Compaq's resellers will continue to purchase the DNPG products from Cabletron or, if they do, that the volume of such purchases will not decline significantly. The products to be sold by Cabletron through Compaq's sales force and third party resellers, including the DNPG products and certain Cabletron products, may be sold under the Compaq brand name and, in many cases, will be specifically adapted for use in existing Compaq/Digital hardware platforms. The Company has limited experience managing the marketing and distribution of a line of products under a brand name or for hardware platforms other than its own. There exists no alternative market for such products. A higher than expected rate of return from resellers, the Company's failure to adequately manage the marketing and distribution of such products, or the loss of material resellers or a material decline in sales volume through the third party resellers, could have a material adverse effect on the Company's business, results of operations or financial condition.

Volatility of Stock Price. As is frequently the case with the stocks of high technology companies, the market price of the Company's stock has been, and may continue to be, volatile. Factors such as quarterly fluctuations in results of operations, increased competition, the introduction of new products by the Company or its competitors, expenses or other difficulties associated with assimilating the businesses of NetVantage, FlowPoint, Ariel, Yago and DNPG and other companies or businesses that have been or may in the future be acquired by

Cabletron, changes in the mix of sales channels, the timing of significant customer orders (the average dollar amount of customer orders has increased in recent periods), and macroeconomic conditions generally, may have a significant impact on the market price of the stock of Cabletron. In addition, the stock market has from time to time experienced extreme price and volume fluctuations, which have particularly affected the market price for many high-technology companies and which, on occasion, have appeared to be unrelated to the operating performance of such companies. Past financial performance should not be considered a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods. Any shortfall in revenue or earnings from the levels anticipated by securities analysts could have an immediate and significant adverse effect on the market price of Cabletron's stock in any given period.

Technological Changes. The market for networking products is subject to rapid technological change, evolving industry standards and frequent new product introductions, and therefore requires a high level of expenditures for research and development. Cabletron may be required to make significant expenditures to develop such new integrated product offerings. There can be no assurance that customer demand for products integrating routing, switching, hub, network management and remote access technologies will grow at the rate expected by Cabletron, that Cabletron will be successful in developing, manufacturing and marketing new products or product enhancements that respond to these customer demands or to evolving industry standards and technological change, that Cabletron will not experience difficulties that could delay or prevent the successful development, introduction, manufacture and marketing of these products (especially in light of the increasing design and manufacturing complexities associated with the integration of technologies), or that its new product and product enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. Cabletron's business, operating results and financial condition may be materially and adversely affected if Cabletron encounters delays in developing or introducing new products or product enhancements or if such product enhancements do not gain market acceptance. In order to maintain a competitive position, Cabletron must also continue to enhance its existing products and there is no assurance that it will be able to do so. In addition, the demand for traditional "shared media" hubs such as Cabletron's basic MMAC product have been experiencing declines over the last few years, and the Company expects that such decline will continue. A portion of future revenues will come from new products and services. Cabletron cannot determine the ultimate effect that new products will have on its revenues, earnings or stock price.

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

Dependence on Suppliers. Cabletron's products include certain components, including application specific integrated circuits ("ASICs"), that are currently available from single or limited sources, some of which require long order lead times. In addition, certain of Cabletron's products and sub-assemblies are manufactured by single source third parties. With the increasing technological sophistication of new products and the associated design and manufacturing complexities, Cabletron anticipates that it may need to rely on additional single source or limited suppliers for components or manufacture of products and subassemblies. Any reduction in supply, interruption or extended delay in timely supply, variances in actual needs from forecasts for long order lead time components, or change in costs of components could affect Cabletron's ability to deliver its products in a timely and cost-effective manner and may adversely impact Cabletron's operating results and supplier relationships. Nearly all of the Company's products, and the products of its subsidiaries, will be manufactured by third-party contract manufacturers, beginning in fiscal 2000. The failure of a third-party manufacturer to manufacture the products or to deliver the products in time for Cabletron to meet its delivery requirements could have a material adverse effect on Cabletron's business, financial condition and results of operations.

Year 2000

As widely reported, many computer systems were not designed to handle any dates beyond the year 1999 and, therefore, computer hardware and software will need to be modified prior to the year 2000 in order to remain functional. The Year 2000 issue is the result of computer programs being written using two digits rather than four, to define a specific year. Absent corrective measures, a computer program that has date-sensitive software may recognize a date using "00" as 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions to various activities and operations. As is true for most companies, the Year 2000 computer issue creates a risk for the Company. If the Company's products, internal systems or the systems of its suppliers do not correctly recognize date information when the year changes to 2000, there could be an adverse impact on the Company's operations. To address this issue, the Company initiated a project to assess and address Year 2000 compliance issues for its internal information systems, equipment and facilities, key suppliers and products.

With respect to the Company's infrastructure and internal systems (consisting of facilities, telecommunications, and the corporate network), enterprise, manufacturing and engineering systems, as well as those of third party suppliers, the phases of the project include: (1) inventorying Year 2000 items;
(2) assigning priorities to identified items and assessing the Year 2000 compliance of items determined to be critical to the Company; (3) remediation of critical items that are determined not to be Year 2000 ready; (4) testing critical items; and (5) designing and implementing contingency plans.

Internal Information Systems

Cabletron has largely completed the inventory and assessment phases of its main engineering, financial, manufacturing and order processing systems. The Company is in the process of remediating and testing these systems and expects to complete these phases by the end of October 1999, and does not currently expect any significant issues to be identified during the completion of these phases. However, the failure of any internal system to achieve Year 2000 readiness could disrupt the Company's ability to conduct its business or record transactions, which could adversely affect results of operations or financial condition.

Equipment and Facilities

The Company is in the final stages of contacting the suppliers of its critical equipment to ascertain the equipment's Year 2000 readiness. Cabletron expects to achieve Year 2000 readiness of its critical equipment by the end of September 1999. If identification of non-compliant equipment and any upgrade or replacement is delayed, the Company's design, production and shipping capabilities could be disrupted, which could adversely affect the Company's results of operations and financial condition. The Company is also assessing the Year 2000 readiness of its owned facilities and critical leased facilities that house large numbers of Cabletron employees. The Company expects to complete remediation and testing efforts by September 1999. These facilities are critical to operations and any delays in achieving Year 2000 readiness with respect to these facilities could adversely affect the Company's results of operations or financial condition.

Key Suppliers

The Company has completed the inventory and assessment phases of its review of Cabletron's critical supplier base and, as part of the remediation phase, is in the process of reviewing the state of readiness of its critical suppliers. This process includes compliance inquiries and reviews that will continue throughout 1999. Where issues are identified with a particular supplier, contingency plans will be developed. Even where assurances are received from third parties there remains a risk that failure of systems and products of other companies on which Cabletron relies could have a material adverse effect on the Company. Further, if these suppliers fail to adequately address the Year 2000 issue for the products they provide to Cabletron, critical materials, products and services may not be delivered in a timely manner, which could adversely affect the Company's results of operations or financial condition.

Cabletron Products

The Company has conducted extensive work regarding the status of its current, developing and installed base of products. The Company has published a list of its major products indicating their status of Year 2000 compliance. This list is available on the Company's World Wide Web page (http://www.cabletron.com/year-2000) and is updated periodically. The Company believes that substantially all of its current hardware products are Year 2000 compliant. The Company believes that its older hardware products that are not Year 2000 compliant will continue to perform all essential and material functions after the year 2000 but may, in limited circumstances, incorrectly report the date of events (i.e., events on the network that are reported to a network management software package) after the year 2000. The Company believes that its current version of Spectrum (Version 5.1), its network management platform, is Year 2000 compliant. Older versions of Spectrum are not Year 2000 compliant. The Company is offering upgrades for some, but not all, of the non-compliant products (both hardware and software) previously sold by the Company. For those non-compliant products with no upgrade available, the Company is offering customers the opportunity to purchase equipment offering equivalent functionality. Given that most non-compliant products previously sold will continue to perform their standard functions, the Company expects that many customers will decide not to replace those products. Despite the Company's efforts to date to identify the Year 2000 compliance of its current and installed base of products and the effects of any non-compliance, the Company cannot be sure that it has identified all areas of non-compliance or that any solutions it implements to address the non-compliance will prove satisfactory. Further, since all customer situations cannot be anticipated, particularly those involving third party products, the Company may experience an increase in warranty and other claims as a result of the Year 2000 transition. For these reasons, the impact of customer claims could have a material adverse impact on the Company's results of operations or financial condition.

As used in this section, "Year 2000 compliant" means, with respect to information technology, that the information technology, where applicable, accurately processes date/time data (including, but not limited to, calculating, comparing, and sequencing) from, into, and between the twentieth and twenty-first centuries, and the years 1999 and 2000 and leap year calculations, to the extent that other information technology, used in combination with the information technology being acquired, properly exchanges date/time data with it.

Costs

Based on the work performed to date, the Company has not incurred material costs. The Company presently estimates it will incur between $15 and $18 million of costs, of which approximately 85% will be for capital expenditures, in connection with its Year 2000 efforts. This estimate is based on information gathered to date, and may be materially revised as assessment continues. If implementation of replacement systems is delayed, or if significant new non-compliance issues are identified, the Company's results of operations or financial condition could be materially adversely affected. Expectations about future Year 2000-related costs are subject to various uncertainties that could cause the actual results to differ materially from the Company's expectations, including the success of the company in identifying systems and programs that are not Year 2000 ready, the nature and amount of programming required to upgrade or replace each of the affected programs, the availability, rate and magnitude of related labor and consulting costs and the success of the Company's business partners, vendors and clients in addressing the Year 2000 issue.

Contingency Plans

Contingency plans are being developed in critical areas, to ensure that any potential material business interruptions caused by the Year 2000 issue are mitigated. Preliminary contingency plans will be updated as the Company continues to refine and assess risk.

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

New Accounting Pronouncements

In December 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position (SOP) 98-9, "Modification of Software Revenue Recognition" which requires recognition of revenue using specific methods and amends SOP 98-4 (Deferral of the Effective Date of a Provision of SOP 97-2) and amends certain paragraphs of SOP 97-2. The Company will adopt SOP 98-9 for its fiscal year 2000, beginning on March 1, 1999. Management believes that this Statement will not have a significant impact on the Company.

In June 1998, the FASB issued Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) which requires companies to record derivative instruments on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 will be effective for the Company's first quarter of fiscal year ending February 28, 2002. Management is currently evaluating the potential effects of this pronouncement on its consolidated financial statements. However, management does not expect the impact to be significant.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company, as a result of its global operating and financial activities, is exposed to changes in interest rates and foreign currency exchange rates which may adversely affect its results of operations and financial position. The Company's overall objective in managing its credit risk is to minimize the adverse impact of any single event or set of events. In seeking to minimize the risks and/or costs associated with such activities, the Company uses foreign currency forward and option contracts to hedge the currency risk inherent in global operations. The Company does not use utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments.

Market Risk Disclosures. The following discussion about the Company's market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. The Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates. The hedging activity of the Company is intended to offset the impact of currency fluctuations on certain nonfunctional currency assets and liabilities and the Company does not use derivative financial instruments for trading or speculative purposes.

Interest Rate Sensitivity. The Company maintains an investment portfolio consisting mainly of debt securities of various issuers, types and maturities. The securities that the Company classifies as held-to-maturity are recorded on the balance sheet at amortized cost, which approximates market value. Unrealized gains or losses associated with these securities are not material. The securities that the Company classifies as available-for-sale are recorded on the balance sheet at fair market value with unrealized gains or losses reported as part of accumulated other comprehensive income as a component of stockholders' equity. A hypothetical 50 or 100 basis point increase in interest rates would result in an approximate $1.0 million or $2.5 million decrease, respectively (approximately 0.3 percent or 0.7 percent, respectively) in the fair market value of the securities. The Company has the ability to hold its fixed income investments until maturity, and therefore the Company would not expect its operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on its securities portfolio.

Foreign Currency Exchange Risk. The Company enters into foreign exchange contracts to hedge certain balance sheet exposures and intercompany balances against future movements in foreign exchange rates. Gains and losses on the contracts are largely offset by gains and losses on the underlying exposure. At February 28, 1999, the Company had purchased forwards with a notional value of approximately $8.0 million and options with a notional value of approximately $39.0 million. A hypothetical 10 percent appreciation or depreciation of the U.S. Dollar from February 28, 1999 market rates would not result in a material decrease in fair market value, earnings or cash flows. Also, any gains or losses on the contracts are largely offset by the gains or losses on the underlying transactions and consequently a sudden or significant change in foreign exchange rates would not have a material impact on future net income or cash flows.

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

Earlier in the year ended February 28, 1999, the Company formed a Euro Committee. The Euro Committee has analyzed the impact of the Euro conversion on the Company in a number of areas, including the Company's information systems, product pricing, finance and banking resources, foreign exchange management, contracts, accounting and tax policies. While the Company has made certain adjustments to its business and operations to accommodate the Euro conversion, a failure to fully implement the Euro conversion on the part of the European Union, would not have a material adverse impact on the Company's financial position and results of operations.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CABLETRON SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS
February 28, 1999 and 1998
(in thousands, except per share amounts)


Assets                                                                        1999                  1998
                                                                          -----------           -----------
                                                                                                  (Restated)
Current assets:
    Cash and cash equivalents                                              $  159,422            $  207,078
    Short-term investments (note 4)                                           113,932               116,979

    Accounts receivable, net of allowance for
      doubtful accounts ($23,260 and $21,043 in 1999
      and 1998, respectively)                                                 216,793               241,181
    Inventories (note 5)                                                      229,512               309,667
    Deferred income taxes (note 11)                                            60,252                81,161
    Prepaid expenses and other assets                                          60,510                89,396
                                                                           ----------            ----------
        Total current assets                                                  840,421             1,045,462
                                                                           ----------            ----------
Long-term investments (note 4)                                                202,984               123,272
Long-term deferred income taxes (note 11)                                     135,197               107,094
Property, plant and equipment, net (note 6)                                   188,479               244,730
Intangible assets, net (note 7)                                               199,419               161,490
                                                                           ----------            ----------
        Total assets                                                       $1,566,500            $1,682,048
                                                                           ==========            ==========

Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable                                                       $  121,580            $   79,969
    Current portion of long-term obligation (note 9)                          129,747               157,719
    Accrued expenses (note 8)                                                 218,149               214,728
                                                                           ----------            ----------
        Total current liabilities                                             469,476               452,416
    Long-term obligation (note 9)                                                 ---               132,500
    Long-term deferred income taxes (note 11)                                   7,191                12,057
                                                                           ----------            ----------
        Total liabilities                                                     476,667               596,973
                                                                           ----------            ----------

Commitments and contingencies (notes 10 and 12)

Stockholders' equity (note 15):

    Preferred stock, $1.00 par value. Authorized
      2,000 shares; none issued                                                   ---                   ---
    Common stock, $0.01 par value. Authorized
      240,000 shares; issued and outstanding 172,184
      and 158,267 shares in 1999 and 1998, respectively                         1,722                 1,583
    Additional paid-in capital                                                551,232               300,834
    Retained earnings                                                         536,487               781,878
                                                                           ----------            ----------
                                                                            1,089,441             1,084,295
    Accumulated other comprehensive income                                        392                   780
                                                                           ----------            ----------
        Total stockholders' equity                                          1,089,833             1,085,075
                                                                           ----------            ----------
        Total liabilities and stockholders' equity                         $1,566,500            $1,682,048
                                                                           ==========            ==========

      See accompanying notes to consolidated financial statements.

CABLETRON SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended February 28, 1999, 1998 and 1997
(in thousands, except per share amounts)

                                                                      1999                 1998                 1997
                                                                   ----------           ----------           ----------
                                                                                         (Restated)           (Restated)

Net sales                                                          $1,411,279           $1,377,330           $1,406,552
Cost of sales                                                         811,350              676,291              595,407
                                                                   ----------           ----------           ----------
     Gross profit                                                     599,929              701,039              811,145
Operating expenses:
     Research and development                                         210,393              181,777              161,674
     Selling, general and administrative                              446,232              373,789              301,469
     Fixed asset loss (note 6)                                         17,570                  ---                  ---
     Special charges (notes 2 and 3)                                  217,350              234,285               21,724
                                                                   ----------           ----------           ----------
        Income (loss)  from operations                               (291,616)             (88,812)             326,278
Interest income                                                        15,089               18,578               19,422
                                                                   ----------           ----------           ----------
        Income (loss) before income taxes                            (276,527)             (70,234)             345,700
Income tax expense (benefit) (note 11)                                (31,136)             (35,273)             119,621
                                                                   ----------           ----------           ----------
        Net income (loss)(note 2)                                 ($  245,391)         ($   34,961)          $  226,079
                                                                   ==========           ==========           ==========
Net income (loss) per share - basic                                    ($1.47)              ($0.22)               $1.46
                                                                   ==========           ==========           ==========
Net income (loss) per share - diluted                                  ($1.47)              ($0.22)               $1.42
                                                                   ==========           ==========           ==========
Weighted average number of shares outstanding:
        Basic                                                         167,432              157,686              155,207
                                                                   ==========           ==========           ==========
        Diluted                                                       167,432              157,686              158,933
                                                                   ==========           ==========           ==========


       See accompanying notes to consolidated financial statements.

CABLETRON SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY Years ended February 28, 1999, 1998 and 1997 (in thousands, except number of shares)

-------------------------------------------------------------------------------------------------------------------
                                                                          ACCUMULATED
                                                    ADDITIONAL               OTHER         NOTES         TOTAL
                                   COMMON    COMMON   PAID-IN  RETAINED  COMPREHENSIVE  RECEIVABLE   STOCKHOLDERS'
                                   SHARES    STOCK    CAPITAL  EARNINGS     INCOME     STOCKHOLDERS     EQUITY
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
BALANCE AT FEBRUARY 29, 1996     72,234,000     $776  $218,792  $591,518      ($1,049)        ($151)      $809,886
-------------------------------------------------------------------------------------------------------------------
Comprehensive income:
   Net income (Restated)                ---      ---       ---   226,079          ---           ---        226,079
   Other comprehensive income:
   Effect of foreign currency
     translation                        ---      ---       ---       ---        1,270           ---          1,270
Total comprehensive income                                       226,079        1,270           ---        227,349
Effect of stock split            72,730,577      758       ---      (758)         ---           ---            ---
Exercise of options for shares
   of common stock                  909,882       10    18,012       ---          ---           ---         18,022
Repayment of notes receivable           ---      ---       ---       ---          ---           151            151
Issuance of common stock for
   pooled acquisitions           10,054,897       15     8,562       ---          ---           ---          8,577
Issuance of common stock for
   purchased acquisitions           225,582        2     6,955       ---          ---           ---          6,957
Tax benefit for options
   exercised                            ---      ---     8,302       ---          ---           ---          8,302
Issuance of shares under employee
   stock purchase plan              150,374        2     6,206       ---          ---           ---          6,208
-------------------------------------------------------------------------------------------------------------------
BALANCE AT FEBRUARY 28, 1997*   156,305,312    1,563   266,829   816,839          221           ---      1,085,452
-------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss):
   Net loss (Restated)                  ---      ---       ---   (34,961)         ---           ---        (34,961)
   Other comprehensive income:
   Effect of foreign currency
     translation                        ---      ---       ---       ---          559           ---            559
Total comprehensive income (loss)       ---      ---       ---   (34,961)         559           ---        (34,402)
Retirement of treasury stock        (32,209)     ---       ---       ---           ---          ---            ---
Exercise of options for shares
   of common stock                1,762,565       18    17,291       ---          ---           ---         17,309
Tax benefit for options
   exercised                            ---      ---    10,469       ---          ---           ---         10,469
Issuance of shares under employee
   stock purchase plan              231,326        2     6,245       ---          ---           ---          6,247
-------------------------------------------------------------------------------------------------------------------
BALANCE AT FEBRUARY 28, 1998*   158,266,994    1,583   300,834   781,878          780           ---      1,085,075
-------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss):
   Net loss                             ---      ---       ---  (245,391)         ---           ---       (245,391)
   Other comprehensive income:
   Unrealized gain/(loss) on
     available-for-sale
     securities                         ---      ---       ---       ---        1,186           ---          1,186
   Effect of foreign currency
     translation                        ---      ---       ---       ---       (1,574)          ---         (1,574)
Total comprehensive income (loss)       ---      ---       ---  (245,391)        (388)          ---       (246,965)
Exercise of options for shares
   of common stock                  497,696        5     2,761       ---          ---           ---          2,766
Issuance of common stock for
   purchased acquisitions        12,757,395      127   239,621       ---          ---           ---        239,748
Issuance of common stock for
   minority interests                89,921        1     1,117       ---          ---           ---          1,118
Tax benefit for options
   exercised                            ---      ---       935       ---          ---           ---            935
Issuance of shares under employee
   stock purchase plan              572,087        6     5,378       ---          ---           ---          5,384
Other                                   ---      ---       586       ---          ---           ---            586
-------------------------------------------------------------------------------------------------------------------
BALANCE AT FEBRUARY 28, 1999    172,184,093   $1,722  $551,232  $536,487         $392           ---     $1,089,833
-------------------------------------------------------------------------------------------------------------------
* Restated






       See accompanying notes to consolidated financial statements.

CABLETRON SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended February 28, 1999, 1998 and 1997
(in thousands)

                                                                                    1999              1998               1997
                                                                                  --------           --------          --------
                                                                                                    (Restated)        (Restated)

Cash flows from operating activities:
    Net income (loss)                                                            ($245,391)          ($34,961)         $226,079
    Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Depreciation and amortization                                                114,679             66,358            49,704
      Provision for losses on accounts receivable                                    2,240              5,668             9,140
      Loss (gain) on disposal of property, plant and equipment                         781               (285)               87
      Fixed asset loss                                                              17,570                ---               ---
      Purchased research and development from acquisitions                         217,350            199,300               ---
      Deferred income taxes                                                         (6,475)          (111,425)          (22,933)
      Changes in assets and liabilities:
         Accounts receivable                                                        (9,059)           (31,847)          (74,925)
         Inventories                                                                88,682            (91,412)          (41,623)
         Prepaid expenses and other assets                                          (7,527)             1,213            (1,709)
         Accounts payable and accrued expenses                                    (102,608)            83,471            52,661
         Income taxes payable                                                       13,616            (36,591)           (7,653)
                                                                                  --------           --------          --------
            Net cash provided by operating activities                               83,858             49,489           188,828
                                                                                  --------           --------          --------

Cash flows from investing activities:
      Capital expenditures                                                         (44,773)           (74,264)          (94,368)
      Cash paid for business acquisitions, net                                     (32,193)          (129,107)              ---
      Proceeds from sale of fixed assets                                            24,531                ---               ---
      Purchase of available-for-sale securities                                   (101,331)          (118,919)         (203,667)
      Purchase of held-to-maturity securities                                     (121,740)           (37,228)         (247,855)
      Sales/maturities of marketable securities                                    135,648            269,344           424,308
                                                                                  --------           --------          --------
            Net cash used in investing activities                                 (139,858)           (90,174)         (121,582)
                                                                                  --------           --------          --------

Cash flows from financing activities:
      Repayment of notes receivable from stockholders                                  ---                ---               151
      Other                                                                            586                ---               ---
      Tax benefit of options exercised                                                 924             10,469             8,302
      Proceeds from sale of common stock                                               ---                ---             8,577
      Common stock issued to employee stock purchase plan                            5,384              6,247             6,208
      Proceeds from exercise of stock options                                        2,766             17,309            18,022
                                                                                  --------           --------          --------
            Net cash provided by financing activities                                9,660             34,025            41,260
                                                                                  --------           --------          --------

    Effect of exchange rate changes on cash                                         (1,316)            (1,090)              220
                                                                                  --------           --------          --------

    Net (decrease) increase in cash and cash equivalents                           (47,656)            (7,750)          108,726
    Cash and cash equivalents, beginning of year                                   207,078            214,828           106,102
                                                                                  --------           --------          --------
    Cash and cash equivalents, end of year                                        $159,422           $207,078          $214,828
                                                                                  ========           ========          ========

    Cash paid (received) during the year for:
      Income taxes                                                                ($28,706)           $57,941          $132,291
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

(b)      Restatements and Reclassifications

The accompanying consolidated financial statements have been restated to reflect the impact of adjustments made by the Company to reduce its previously reported special charges associated with the acquisition of the Network Products Group of Digital Equipment Corporation ("DNPG"), during the fourth quarter of the year ended February 28, 1998 and to its previously reported special charges associated with the acquisition of ZeitNet, Inc. ("ZeitNet"), during the second quarter of the year ended February 28, 1997. The Company has also reclassified certain other expenses related to the DNPG acquisition and to three acquisitions consummated during the year ended February 28, 1997 (ZeitNet, Network Express, Inc. and Netlink, Inc.) from special charges to cost of sales and selling, general and administrative expenses. The reclassifications had no effect on net income (loss).

These restatements and reclassifications were made to address comments made by the Securities and Exchange Commission ("SEC") in letters to the Company on accounting issues related to the amount of the DNPG purchase price allocated by the Company to in-process research and development and to the timing of the recognition and the classification of certain expenses included in special charges.

As a result, the Company reduced the amount of its charge for in-process research and development in connection with the acquisition of DNPG from $325.0 million to $199.3 million and, correspondingly, increased the amounts allocated to intangible assets by $125.7 million. The $125.7 million increase to intangible assets was allocated as follows ($97.0 million for customer relations, $14.1 million for goodwill and $14.6 million for developed technology) and is being amortized by a non-cash charge to income over a period of 5 - 10 years.

As previously disclosed in its second quarter Form 10-Q, the Company has also reduced the amount of its special charges recorded in the fourth quarter of the year ended February 28, 1998 in connection with the acquisition of DNPG by $33.2 million. The reduction of special charges related to expenses recorded for contract employee benefits and contract compensation write-offs of $12.5 million, software licenses and software tools costs of $7.0 million, professional fees and some facility costs reclassified to purchase price of $3.2 million, customer warranty and stock rotation costs of $3.0 million and other integration costs reductions in estimates and classifications of $7.5 million. To the extent that a portion of these integration costs were incurred in the year ended February 28, 1998, the amounts are included in the restated results for that year.

The Company has also reduced the amount of its write down of inventory recorded in the year ended February 28, 1997 relating to the ZeitNet acquisition by $6.0 million and has recorded the write down in the year ended February 28, 1998, upon disposal of the inventory.

The Company has reclassified certain expenses relating to its business combinations from special charges to cost of sales and selling, general and administrative expense. For the year ended February 28, 1998, $24.5 million relating to the write down of Company inventory made redundant and discontinued as a result of the acquisition of DNPG has been reclassified from special charges to cost of sales. For the year ended February 28, 1997 the amounts reclassified to cost of sales represented the write down of $20.3 million of inventory that was duplicative and/or rendered obsolete as a result of the acquisitions of ZeitNet, Network Express and Netlink. The amounts reclassified to selling, general and administrative expenses represented $3.4 million for customer warranty costs, $2.8 million for contract termination, $1.5 million for stay bonuses and $7.3 million for other costs that were attributable to the businesses acquired during the year ended February 28, 1997.

The   following   is  a  summary  of  the  effects  of  the   restatements   and
reclassifications on special charges and net income (loss):

(in thousands)                                         1998              1997
                                                       ----              ----

Special charges, as originally reported              $417,685           $63,024

    Reduction of in-process research and
       development charge                            (125,700)              ---
    Reduction of special charges                      (33,200)           (6,000)
    Reclassification to cost of sales                 (24,500)          (20,300)
    Reclassification to selling, general and
       adminstrative expenses                             ---           (15,000)
                                                     --------           -------
Special charges, as restated                         $234,285           $21,724
                                                     ========           =======


Net income (loss), as originally reported           ($127,062)         $222,125
    Reduction of in-process research and
       development charge, net of tax
       benefit of $49.9 million                        75,838               ---
    Reduction of special charges, net of
       tax benefit of $11.3 million and $2.0
       million, respectively                           21,899             3,954
    Recognition of integration costs as
       incurred, net of tax of $0.5 million            (1,023)              ---
    Recognition of ZeitNet inventory writedown,
       net of tax of $2.0 million                      (3,954)              ---
    Increase in amortization charges of
       intangible assets, net of tax benefit
       of $0.4 million                                   (659)              ---
                                                     --------          --------
Net income (loss), as restated                       ($34,961)         $226,079
                                                     ========          ========


                                                       1998              1997
                                                       ----              ----

Net income (loss) per share - basic,                  ($0.81)            $1.43
     as originally reported                           =======            =====

Net income (loss) per share - diluted,                ($0.81)            $1.40
     as originally reported                           =======            =====

Net income (loss) per share - basic,                  ($0.22)            $1.46
     as restated                                      =======            =====

Net income (loss) per share - diluted,                ($0.22)            $1.42
     as restated                                      =======            =====

The effect of the restatement on the consolidated balance sheet as of February 28, 1998 is as follows:

                                                  As Originally          As
(in thousands)                                       Reported         Restated
                                                  -------------     -----------
Prepaid expenses and other assets                  $   78,084        $   89,396
Total current assets                                1,034,150         1,045,462
Long-term deferred income taxes                       167,308           107,094
Intangible assets                                      36,867           161,490
Total assets                                        1,606,327         1,682,048
Accrued expenses                                      235,062           214,728
Total current liabilities                             472,750           452,416
Total liabilities                                     617,307           596,973
Retained earnings                                     685,823           781,878
Total stockholders' equity                            989,020         1,085,075
Total liabilities and stockholders' equity         $1,606,327        $1,682,048

(c)      Investments

Held-to-maturity securities are those investments which the Company has the ability and intent to hold until maturity. Held-to-maturity securities are recorded at amortized cost, adjusted for amortization and accretion of premiums and discounts. Due to the nature of the Company's investments and the resulting low volatility, the difference between fair value and amortized cost is not material. Available-for-sale securities are recorded at fair value. Unrealized gains and losses net of the related tax effect on available-for-sale securities are reported in accumulated other comprehensive income, a component of stockholders' equity, until realized. The estimated market values of investments are based on quoted market prices as of the end of the reporting period.

(d)      Inventories

Inventories are stated at the lower of cost or market. Costs are determined at standard which approximates the first-in, first-out (FIFO) method.

(e)      Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is provided on a straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the lives of the related assets or the term of the lease. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that the carrying amount of an asset cannot be fully recovered, an impairment loss is recognized.

(f)      Intangible Assets

Intangible assets consist of goodwill and other intangible assets acquired in business combinations at cost less accumulated amortization. Amortization of these intangible assets is provided on a straight-line basis over the respective useful lives which range from three to ten years. Purchased in-process research and development without alternative future use is expensed when acquired. The carrying amount of intangible assets is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The measurement of possible impairment is based primarily on an evaluation of undiscounted projected cash flows through the remaining amortization period.

(g)      Income Taxes

The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company has reinvested earnings of its foreign subsidiaries and, therefore, has not provided income taxes which could result from the remittance of such earnings. The unremitted earnings at February 28, 1999 and February 28, 1998 amounted to approximately $175.1 million and $152.2 million, respectively. Furthermore, any taxes paid to foreign governments on those earnings may be used, in whole for in part, as credits against the US tax on any dividends distributed from such earnings. It is not practicable to estimate the amount of unrecognized deferred US taxes on these undistributed earnings.

(h)      Net Income (Loss) Per Share

In February 1998, the Company adopted Financial Accounting Standards Board Statement No. 128, "Earnings Per Share," (SFAS 128). All previously reported earnings per share information presented has been restated to reflect the impact of adopting SFAS 128.

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

The reconciliation of the numerators and denominators of the basic and diluted net income (loss) per common share computations for the Company's reported net income (loss) is as follows:



                                                       1999              1998               1997
                                                       ----              ----               ----
Weighted average number of
    shares outstanding - basic                        167,432           157,686           155,207

Incremental shares upon exercise of
    common stock options                                  ---               ---             3,726
                                                      -------           -------           -------
Weighted average number of
    shares outstanding - diluted                      167,432           157,686           158,933
                                                      =======           =======           =======

Net income (loss)                                   ($245,391)         ($34,961)         $226,079
                                                     ========           =======          ========

Basic income (loss) per share amount                   ($1.47)           ($0.22)            $1.46
                                                     ========           =======          ========

Diluted income (loss) per share amount                 ($1.47)           ($0.22)            $1.42
                                                     ========           =======          ========



For 1999 and 1998, stock options to purchase shares of common stock totaling 4.5 million and 4.1 million, respectively, were outstanding but were not included in the calculation of diluted earnings per share since the effect was anti-dilutive. In addition, the effect of the 5.5 million shares that may be issued related to the acquisition of Yago, as of the end of the years ended February 28, 1999 and 1998, was not included since the effect was anti-dilutive.

(i)      Foreign Currency Translation and Transaction Gains and Losses

The Company's international revenues are denominated in either U.S. dollars or local currencies. For those international subsidiaries which use their local currency as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expense accounts at average exchange rates during the year. Resulting translation adjustments are recorded as other comprehensive income and are reflected in the stockholders' equity section, as part of accumulated other comprehensive income. Where the U.S. dollar is the functional currency, amounts are recorded at the exchange rates in effect at the time of the transaction, any resulting translation adjustments, which were not material, are recorded in income.

(j)      Statements of Cash Flows

Cash and cash equivalents consist of cash in banks and short-term investments with original maturities of three months or less.

(k)      Revenue Recognition

The Company generally recognizes revenue upon shipment of products and software. In the case of design, consulting, installation and support services, revenues are recognized upon completion and acceptance of such products and services. The Company recognizes software revenue after the delivered software no longer requires significant production, modification, or further customization and collection of the related receivable is deemed probable. Revenues from service contracts are deferred and recognized ratably over the period the services are performed. Estimated warranty costs and sales returns and allowances are accrued at the time of shipment based on contractual rights and historical experience. The Company extends limited product return and price protection rights to certain distributors and resellers. Such rights are generally limited to a certain percentage of sales over primarily a three month period.

(l)      Reclassifications

Certain prior year balances have been reclassified to conform to the current year presentation.

(m)      Derivatives

The Company utilizes derivative financial instruments to reduce financial market risks. The Company enters into foreign exchange forward and option contracts to minimize the impact of foreign currency fluctuations on assets and liabilities denominated in currencies other than the functional currency of the reporting entity. All foreign exchange forward and option contracts are designated as a hedge and are highly inversely correlated to the hedged item as required by generally accepted accounting principles. Gains and losses on the contracts are reflected in operating results and offset foreign exchange gains or losses from the revaluation of inter-company balances or other current assets and liabilities denominated in currencies other than the functional currency of the reporting entity. Gains and losses on the contracts are calculated using published foreign exchange rates to determine fair value. The gain or loss that results from the early termination of a contract is reflected in operating results.

(n)      Use of Estimates

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

(o)      New Accounting Pronouncements

In the year ended February 28, 1999, the Company adopted Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income" (SFAS 130) which establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. For the Company, comprehensive income includes net income (loss), unrealized gains and losses from foreign currency translation and unrealized gains and losses on available for sale securities. The adoption of SFAS 130 did not have a material impact on the Company's results of operations for the year ended February 28, 1999.

In the year ended February 28, 1999, the Company adopted Financial Accounting Standards Board Statement No.131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131) which establishes standards for the way that public business enterprises report selected information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of SFAS 131 did not have any impact on the Company's results of operations for the year ended February 28, 1999.

In October 1997, the AICPA Accounting Standards Executive Committee issued Statement of Position (SOP) 97-2, "Software Revenue Recognition" which provides guidance on applying generally accepted accounting principles in recognizing revenue for licensing, selling, leasing or otherwise marketing computer software and supersedes SOP 91-1. The adoption of SOP 97-2 did not have a material impact on the Company's results of operations for the year ended February 28, 1999.

In March 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position (SOP) 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2" which amends certain paragraphs of SOP 97-2. The adoption of SOP 98-4 did not have a material impact on the Company's results of operations for the year ended February 28, 1999.

In December 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position (SOP) 98-9, "Modification of Software Revenue Recognition" which requires revenue recognition of revenue using specific methods and amends SOP 98-4 (Deferral of the Effective Date of a Provision of SOP 97-2) and amends certain paragraphs of SOP 97-2. The Company will adopt SOP 98-9 for its year ended February 28, 2000, beginning on March 1, 1999. Management believes that this Statement will not have a significant impact on the Company.

In June 1998, the FASB issued Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) which requires companies to record derivative instruments on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 will be effective for the Company's first quarter of fiscal year ending February 28, 2002. Management is currently evaluating the potential effects of this pronouncement on its consolidated financial statements. However, management does not expect the impact to be significant.


Note (3)  Business Combinations

For acquisitions accounted for under the pooling-of-interests method, all financial data of the Company has been restated to include the historical financial data of these acquired companies. For acquisitions accounted for as purchases, the Company's consolidated results of operations include the operating results of the acquired companies from their acquisition dates. Acquired assets and liabilities were recorded at their estimated fair market values at the acquisition date and the aggregate purchase price plus costs directly attributable to the completion of acquisitions has been allocated to the assets and liabilities acquired.

On September 25, 1998, Cabletron acquired NetVantage, Inc., ("NetVantage") a publicly held manufacturer of ethernet workgroup switches. Under the terms of the Merger Agreement, Cabletron issued 6.4 million shares of Cabletron common stock to the shareholders of NetVantage in exchange for all of the outstanding shares of stock of NetVantage. In addition, Cabletron assumed 1,309,000 options, valued at approximately $4.8 million.

Cabletron recorded the cost of the acquisition at approximately $77.8 million, including direct costs of $4.2 million. This acquisition has been accounted for under the purchase method of accounting. The cost represents 6.4 million shares at $9.9375 per share, in addition to assumed options and direct acquisition costs. Based on an independent appraisal, approximately $29.4 million of the purchase price was allocated to in-process research and development. Accordingly, Cabletron recorded special charges of $29.4 million for this in-process research and development, at the date of acquisition. The excess of cost over the estimated fair value of net assets acquired of $35.6 million was allocated to goodwill and other intangible assets and is being amortized on a straight-line basis over a period of 5 - 10 years. Cabletron's consolidated results of operations include the operating results of NetVantage, Inc. from the acquisition date.

On September 9, 1998, Cabletron acquired all of the outstanding stock of FlowPoint Corp., ("FlowPoint") a privately held manufacturer of digital subscriber line router networking products. Prior to the agreement, Cabletron owned 42.8% of the outstanding shares of stock. Pursuant to the terms of the agreement, $20.6 million is to be paid in 4 installments, within nine months after the merger date. Each installment may be paid in either cash or Cabletron common stock, as determined by Cabletron management at the time of distribution. In addition, Cabletron assumed 494,000 options, valued at approximately $2.7 million.

Cabletron recorded the cost of the acquisition at approximately $25.0 million, including direct costs of $0.4 million. This acquisition has been accounted for under the purchase method of accounting. Based on an independent appraisal, approximately $12.0 million of the purchase price was allocated to in-process research and development. Accordingly, Cabletron recorded special charges of $12.0 million for this in-process research and development, at the date of acquisition. The excess of cost over the estimated fair value of net assets acquired of $11.9 million was allocated to goodwill and other intangible assets, and is being amortized on a straight-line basis over a period of 5 - 10 years. Cabletron's consolidated results of operations include the operating results of FlowPoint Corp. from the acquisition date.

On September 1, 1998, Cabletron acquired the assets and assumed certain liabilities of the DSLAM division of Ariel Corporation ("Ariel"), a privately held designer and manufacturer of digital subscriber line network access products. Under the terms of the agreement, Cabletron paid $33.5 million and assumed certain liabilities.

Cabletron recorded the cost of the acquisition at approximately $45.1 million, including direct costs of $1.1 million related to the acquisition, which consisted of cash payments of $33.5 million and other assumed liabilities. This acquisition has been accounted for under the purchase method of accounting. Based on an independent appraisal, approximately $26.0 million of the purchase price was allocated to in-process research and development. Accordingly, Cabletron recorded special charges of approximately $26.0 million ($15.8 million, net of tax) for this in-process research and development, at the date of acquisition. The excess of cost over the estimated fair value of net assets acquired of $18.2 million was allocated to goodwill, and is being amortized on a straight-line basis over a period of 10 years. Cabletron's consolidated results of operations include the operating results of the DSLAM division of Ariel Corporation from the acquisition date.

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

Cabletron recorded the cost of the acquisition at approximately $165.7 million, including direct costs of $2.6 million. This acquisition has been accounted for under the purchase method of accounting. The cost represents 11.5 million shares at $14.1875 per share, in addition to direct acquisition costs. Based on an independent appraisal, approximately $150.0 million of the purchase price was allocated to in-process research and development. Accordingly, Cabletron recorded special charges of $150.0 million for this in-process research and development, at the date of acquisition. The excess of cost over the estimated fair value of net assets acquired of $16.3 million was allocated to goodwill and other intangible assets and is being amortized on a straight-line basis over a period of 5 - 10 years. Cabletron's consolidated results of operations include the operating results of Yago from the acquisition date.

On February 7, 1998, the Company acquired certain assets of the Network Products Group of Digital Equipment Corporation ("DNPG"). Under the terms of the agreement, the purchase price was approximately $439.5 million, consisting of cash, product credits and liabilities resulting from the acquisition. Based on an independent appraisal, approximately $199.3 million of the purchase price was allocated to in-process research and development. Accordingly, Cabletron recorded special charges of $199.3 million for this in-process research and development at the date of acquisition. The excess of cost over the estimated fair value of $161.8 million was allocated to goodwill and other intangible assets and is being amortized on a straight-line basis over a period of 5 to 10 years. The Company's consolidated results of operations include the operating results of the acquired business from the acquisition date. During the third quarter of fiscal 1999, the Company sold buildings that it had purchased in the acquisition for $24.5 million. See "Note 6" of the consolidated financial statements. The gain from the sale of the buildings resulted in an adjustment to goodwill.

On February 7, 1997, the Company acquired The OASys Group, Inc. ("OASys"), a privately held developer of software targeted at managing telecommunications devices and connections used in high-speed, fiber-optic networks. Cabletron issued approximately 226,000 shares of common stock for all of the outstanding shares (and all shares issuable upon exercise of options) of OASys in a transaction accounted for as a purchase and, accordingly, the acquired assets and liabilities were recorded at their estimated fair market values at the date of acquisition. The total purchase price of $7.0 million included $6.7 million for in-process research and development and $0.3 million for special charges which included adjustments to conform the OASys accounting policies with the Company's accounting policies. The Company's consolidated results of operations include the operating results of the acquired business from its acquisition date. Pro forma financial information is not presented as it is not material to the consolidated financial statements.

On December 11, 1996, the Company acquired Netlink Inc. ("Netlink"), a privately held manufacturer of frame relay products. Under the terms of the agreement, Cabletron issued approximately 3.8 million shares of common stock for all of the outstanding shares (and all shares issuable upon exercise of options) of Netlink in a transaction accounted for as a pooling of interests. In connection with the acquisition, the Company recorded special charges of $1.8 million for professional fees and $0.2 million for employee severance.

On August 1, 1996, the Company acquired Network Express, Inc., ("Network Express") a publicly held manufacturer of ISDN LAN switched access solutions. Under the terms of the agreement, Cabletron issued approximately 2.9 million shares of common stock for all of the outstanding shares (and all shares issuable upon exercise of options) of Network Express in a transaction accounted for as a pooling of interests. In connection with the acquisition, the Company recorded special charges of $5.5 million for in-process research and development, $3.1 million for professional fees and $1.7 million for employee severance.

On July 26, 1996, the Company acquired ZeitNet Inc., ("ZeitNet") a privately held manufacturer of ATM products. Under the terms of the agreement, Cabletron issued approximately 3.3 million shares of common stock for all of the outstanding shares (and all shares issuable upon exercise of options) of ZeitNet in a transaction accounted for as a pooling of interests. In connection with the acquisition, the Company recorded special charges of $1.8 million for professional fees and $0.6 million for employee severance.

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

The following unaudited pro forma financial information is not necessarily indicative of results of operations that would have occurred had the transactions taken place at the beginning of each fiscal year or of the future results of the combined companies. The special charges, related to these acquisitions, were not included in the results as these charges are unusual and not indicative of results of normal operating results. Net sales and operating income (loss) of Cabletron, DNPG, Yago Systems, Inc., the DSLAM division of Ariel, FlowPoint Corp. and NetVantage, Inc for the periods preceding the acquisitions are presented in the following table:

(in thousands)                                           (unaudited)

                                               Fiscal 1999        Fiscal 1998
                                              -------------      -------------
                                              Twelve months      Twelve months
                                              ended 2/28/99      ended 2/28/98
                                              -------------      -------------

    Net sales                                    $1,426,322         $1,878,476
    Operating income (loss)                        (107,651)           136,937

Note: the information related to the years ended February 28, 1999 and February 28, 1998 is presented for the interim periods nearest the dates that the combinations were consummated.

Net sales, operating income (loss) and net income (loss) of Cabletron, Zeitnet, Network Express and Netlink for the periods preceding the acquisitions are presented in the following table:

(in thousands)                                           (unaudited)

                                                         Fiscal 1997
                                               -------------------------------
                                                 Nine months       Six months
                                               ended 11/30/96    ended 8/31/96
                                               -------------------------------
Net sales:
    Cabletron                                      $1,025,997         $664,439
    Zeitnet                                               ---            2,140
    Network Express                                       ---            3,177
    Netlink                                             7,935              ---
                                                   ----------         --------
                   Pro forma total net sales       $1,033,932         $669,756
                                                   ==========         ========

Operating income (loss):
    Cabletron                                        $234,842         $135,813
    Zeitnet                                               ---           (2,965)
    Network Express                                       ---           (2,293)
    Netlink                                            (2,856)             ---
                                                     --------         --------
            Pro forma total operating income         $231,986         $130,555
                                                     ========         ========

Net income (loss):
    Cabletron                                        $161,789          $94,047
    Zeitnet                                               ---           (2,972)
    Network Express                                       ---           (2,154)
    Netlink                                            (2,887)             ---
                                                     --------          -------
                  Pro forma total net income         $158,902          $88,921
                                                     ========          =======

Note: the fiscal 1997 interim information is presented for the interim periods nearest the dates that the combinations were consummated.

The purchase price for each acquisition, completed during the years ended February 28, 1999 and 1998, was allocated to assets acquired and liabilities assumed based on fair market value at the date of each acquisition. The total cost, of acquisitions completed during the years ended February 28, 1999 and 1998, is summarized as follows:

(in thousands)                                       1999              1998
                                                     ----              ----

Cash paid for acquisitions                        $ 38,656          $129,107
Less cash acquired                                   6,463               ---
                                                  --------          --------
Net cash paid for acquisitions                      32,193           129,107
Product credits granted                                ---           302,500
Discount on product credits                            ---           (11,691)
Common stock issued                                239,748               ---
Assumed liabilities                                 41,630            19,581
                                                  --------          --------
    Purchase price                                $313,571          $439,497
                                                  ========          ========

The following are supplemental disclosures of noncash transactions in connection with the NetVantage, FlowPoint, Ariel, Yago and DNPG acquisitions.

(in thousands)                                       1999              1998
                                                     ----              ----

Fair value of assets acquired                      $80,982          $251,888
In-process research and development                217,350           199,300
Assumed liabilities                                (26,391)          (19,581)
Common stock issued                               (239,748)              ---
Product credits                                        ---          (302,500)
                                                   -------          --------
    Cash portion of acquisition                    $32,193          $129,107
                                                   =======          ========


Note (4)  Investments

Investments are summarized as follows at February 28, 1999 and 1998:


(in thousands)

                                                                     Gross           Gross
                                                 Amortized        Unrealized       Unrealized
February 28, 1999                                   Cost             Gains           Losses         Fair Value
                                                 ---------        ----------       ----------       ----------
State, municipal and county government
    notes and bonds                               $282,386           $2,001              ($43)        $284,344
Foreign Deposits                                    12,647              ---               ---           12,647
                                                  --------           ------               ---         --------
    Total                                         $295,033           $2,001              ($43)        $296,991
                                                  ========           ======               ===         ========

                                                                     Gross            Gross
                                                 Amortized        Unrealized       Unrealized
February 28, 1998                                   Cost             Gains           Losses         Fair Value
                                                 ---------        ----------       ----------       ----------
State, municipal and county government
    notes and bonds                               $227,296            $1,448              ($6)        $228,738
Foreign Deposits                                       724               ---              ---              724
                                                  --------           ------               ---         --------
    Total                                         $228,020            $1,448              ($6)        $229,462
                                                  ========           =======              ===         ========


                                                 Amortized
                                                    Cost          Fair Value
                                                 ---------        ----------

Less than one year                                $113,732          $114,245
Due in 1 - 2 years                                 135,130           136,177
Due in 2 - 3 years                                  46,171            46,569
                                                  --------          --------
    Total                                         $295,033          $296,991
                                                  ========          ========





February 28, 1999                 Short-term        Long-term             Total
                                  ----------        ---------            --------
Held-to-Maturity                    $ 61,255         $ 87,376            $148,631
Available-for-Sale                    52,677           93,725             146,402
                                    --------         --------            --------
                                    $113,932         $181,101            $295,033
                                    ========         ========            ========



February 28, 1998                 Short-term        Long-term              Total
                                  ----------        ---------            --------
Held-to-Maturity                    $ 57,506         $  2,665            $ 60,171
Available-for-Sale                    59,473          108,376             167,849
                                    --------         --------            --------
                                    $116,979         $111,041            $228,020
                                    ========         ========            ========


Net unrealized gains on available-for-sale investments are reported as a separate component of stockholders' equity until realized and amounted to $1.2 million at February 28, 1999. The amount was not material at February 28, 1998 and 1997.

The Company also has investments in certain companies accounted for using the cost or equity method of accounting. The carrying amount of these investments was $21.9 million and $12.3 million at February 28, 1999 and 1998, respectively. These investments are reflected in long-term investments in the accompanying consolidated balance sheets.


Note (5)  Inventories

Inventories consist of the following at February 28, 1999 and 1998:

(in thousands)                        1999             1998
                                      ----             ----

Raw materials                      $ 64,603          $105,099
Work-in-process                      16,033            34,247
Finished goods                      148,876           170,321
                                   --------          --------
Total                              $229,512          $309,667
                                   ========          ========

Note (6)  Property, Plant and Equipment

Property, plant and equipment consist of the following at February 28, 1999 and 1998:

(in thousands)

                                                    1999              1998        Estimated useful lives
                                                    ----              ----        ----------------------

Land and land improvements                       $  1,855          $  3,093       15 years
Buildings and building improvements                40,177            61,699       30-40 years
Construction in progress                              841               236             ---
Equipment                                         394,600           361,967       3-5 years
Furniture and fixtures                             13,333            18,261       5-7 years
Leasehold improvements                             17,751            15,030       3-5 years
                                                 --------          --------
                                                  468,557           460,286
Less accumulated depreciation and
    amortization                                  280,078           215,556
                                                 --------          --------
                                                 $188,479          $244,730
                                                 ========          ========


For the years ended February 28, 1999, 1998 and 1997, depreciation expense was $87.5 million, $64.8 million and $49.5 million, respectively.

In the fourth quarter of the year ended February 28, 1999, the Company performed a physical inventory of manufacturing equipment and fixtures in preparation for the planned outsourcing of its manufacturing operations. As a result of this inventory, the Company wrote off approximately $17.6 million of assets. The writeoff consisted of equipment and fixtures ($14.2 million) that could not be located and equipment that was recently idled and of no future use.


Note (7) Intangible Assets

Intangible assets consist of the following at February 28, 1999 and 1998:


(in thousands)

                                                    1999            1998          Estimated useful lives
                                                    ----            ----          ---------------------

Goodwill                                         $ 82,358        $ 20,160         7 - 10 years
Customer relations                                 97,000          97,000         8 years
Assembled work force                                7,380           6,500         3 - 10 years
Patents and technologies acquired in
  business acquisitions                            41,652          39,600         3 - 5 years
                                                 --------        -------
                                                  228,390         163,260
Less accumulated amortization                     (28,971)         (1,770)
                                                 --------        --------
                                                 $199,419        $161,490
                                                 ========        ========



Note (8) Accrued expenses consist of the following at February 28, 1999 and 1998:

(in thousands)                                     1999             1998
                                                 --------         --------

Salaries & benefits                              $ 27,777         $ 25,152
Deferred revenue                                   94,023           74,414
Warranty                                           13,602           18,669
Other                                              82,747           96,493
                                                  -------          -------
     Total                                       $218,149         $214,728
                                                 ========         ========

Note (9) Long-Term Obligations

Long-term obligations consist of the following at February 28, 1999 and 1998:

(in thousands)                                     1999             1998
                                                 ---------        ---------
Unused product credits                           $129,747         $290,219
     less current portion                        (129,747)        (157,719)
                                                 ---------        ---------
Long-term obligation                             $    ---         $132,500
                                                 =========        =========

As a term of the Asset Purchase Agreement between the Company and Digital Equipment Corp., Digital received product credits of $302.5 million, which was subsequently adjusted to $288.4 million with the final valuation of the assets acquired. In April 1998, Compaq Corporation ("Compaq") acquired Digital and Compaq has assumed these product credits. The product credits may be used by Compaq to purchase products that are ordered under the Reseller Agreement. Adjusted first year product credits were fully utilized during the period beginning on the closing date (February 7, 1998) and ending on the first anniversary of the closing date (February 7, 1999). The remaining product credits of $129.7 million, may be used prior to February 7, 2000 requesting delivery at any time until thirty days after the end of the second year. Any second year product credits not expended shall automatically expire and be of no further force or effect immediately following the end of the second year.


Note (10)  Leases

The Company leases manufacturing and office facilities under noncancelable operating leases expiring through the year 2020. The leases provide for increases based on the consumer price index and increases in real estate taxes. Rent expense associated with operating leases was approximately $18.1 million, $14.6 million and $12.2 million for the years ended February 28, 1999, 1998 and 1997, respectively.

Total future minimum lease payments under all noncancelable operating leases as of February 28, 1999, are as follows:

(in thousands)                Year
                              ----

                              2000      $15,953
                              2001       14,014
                              2002       10,041
                              2003        8,393
                              2004        6,847
                        Thereafter       24,333
                                        -------
                                        $79,581
                                        =======

Note (11) Income Taxes

(in thousands)

                                                                1999             1998              1997
                                                                ----             ----              ----

Total US domestic income (loss)                             ($315,428)         ($36,343)         $319,017
Total foreign subsidiaries income (loss)                       38,901           (33,891)           26,683
                                                             --------          --------          --------
Total income (loss) before income taxes                     ($276,527)         ($70,234)         $345,700
                                                             ========           ========          ========

Tax expense (benefit) is summarized as follows:

Currently payable:
    Federal                                                  ($29,939)           $55,782         $117,546
    State                                                         ---             10,689           21,962
    Foreign                                                    13,254                956            1,000
Deferred tax benefit                                          (14,451)          (102,700)         (20,887)
                                                              -------           --------         --------
    Tax expense (benefit)                                    ($31,136)          ($35,273)        $119,621
                                                              =======            =======         ========

The following is a reconciliation of the effective tax rates to the statutory federal tax rate:

                                                                  1999              1998             1997
                                                                  ----              ----             ----

Statutory federal income tax (benefit) rate                     (35.0) %          (35.0) %           35.0 %
State income tax, net of federal tax benefit                     (1.9)             (3.3)              3.6
Exempt income of foreign sales corporation,
    net of tax                                                   (1.7)            (10.9)             (0.7)
Research and experimentation credit                              (0.7)             (5.9)             (0.7)
Municipal income                                                 (1.6)             (8.9)             (2.0)
Rate differential on foreign operations                          (1.2)             14.0              (2.5)
Nondeductible goodwill & intangibles                             27.5               1.7               ---
Other                                                             3.3              (1.9)              1.9
                                                                 ----              ----              ----
                                                                (11.3) %          (50.2) %           34.6 %
                                                                 ====              ====              ====



The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at February 28, 1999 and 1998 are presented below:


(in thousands)                                         1999              1998
                                                       ----              ----

Deferred tax assets:
    Accounts receivable                             $  7,450            $6,166
    Inventories                                       44,125            37,415
    Property, plant and equipment                      1,150               200
    Other reserves and accruals                        9,540            34,382
    Acquired research and development                113,367           105,078
    Domestic net operating loss carryforwards         31,675            27,213
    Foreign net operating loss carryforwards          22,786            23,715
                                                    --------          --------
      Total gross deferred tax assets                230,093           234,169
    Less valuation allowance                         (34,644)          (45,914)
                                                    --------          --------
      Net deferred tax assets                        195,449           188,255
                                                    --------          --------
Deferred tax liabilities:
    Property, plant and equipment                     (5,971)          (12,057)
    Other reserves and accruals                       (1,220)              ---
                                                    --------          --------
      Total gross deferred liabilities                (7,191)          (12,057)
                                                    --------          --------
         Net deferred tax assets                    $188,258          $176,198
                                                    ========          ========

At February 28, 1999, the Company had domestic net operating loss (NOL) carryforwards for tax purposes of $83,822,000 and tax credit carryforwards of $1,912,000 expiring in fiscal 2000 through fiscal 2018. Approximately $27,974,000 of the above stated NOL amount is subject to Section 382 limitations due to ownership changes.

The net change in the total valuation allowance for the year ended February 28, 1999 was a decrease of $11,270,000. The net change in total valuation allowance for the year ended February 28, 1998 was an increase of $7,533,000. In assessing the realizability of net deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowance at February 28, 1999.

Note (12) Financial Instruments and Concentration of Credit Risk

The Company utilizes derivative financial instruments, principally forward exchange contracts and options, to reduce financial currency exposures arising from its international operations. All foreign exchange forward and option contracts are designated as a hedge and are highly inversely correlated to the hedged item as required by generally accepted accounting principles. These contracts primarily require the Company to purchase or sell certain foreign currencies either with or for US dollars at contractual rates. Gains and losses on the contracts are reflected in operating results and offset foreign exchange gains or losses from the revaluation of inter-company balances or other current assets and liabilities denominated in currencies other than the functional currency of the reporting entity. Gains and losses on the contracts are calculated using published foreign exchange rates to determine fair value. The gain or loss that results from the early termination of a contract is reflected in operating results.

At February 28, 1999 and 1998, the Company had forward exchange contracts and purchased option contracts, all having maturities less than two years, in the contractual amount of $47 million (forward contracts were $8 million and option contracts were $39 million) and $43 million (forward contracts were $14 million and option contracts were $29 million), respectively.

The estimated fair value of the Company's option and forward contracts reflects the estimated amounts the Company would receive or pay to terminate the contracts at the reporting dates, thereby taking into account the current unrealized gains and losses on open contracts. These contracts did not have a material fair value at February 28, 1999 and 1998.

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

The carrying amounts of cash, cash equivalents, short-term investments, trade receivables, and current liabilities approximate fair value because of the short maturity of these financial instruments. Other assets include investments in other companies accounted for under the cost or equity method.

For the year ended February 28, 1999, one customer, Compaq, accounted for approximately 11% of net sales and sales to the United States federal government accounted for approximately 15% of net sales. For the years ended February 28, 1998 and 1997 no single customer represented more than 4% of net sales in either year; however, sales to the United States federal government in the year ended February 28, 1998 and the year ended February 28, 1997 accounted for approximately 13% and 12% of net sales, respectively.

Note (13)  Segment and Geographical Information

The  Company  provides  a broad  product  line  and  service  for  the  computer networking industry. Substantially all revenues result from the sales of hardware and software products and professional services (training, installation, maintenance, etc.). During the year ended February 28, 1999, sales of switched products were $776.9 million, sales of shared media products were $170.0 million and sales of software, professional services and other were $464.4 million compared to sales of switched products of $680.6 million, sales of shared media products of $317.6 million and sales of software, professional services and other of $379.1 million during the year ended February 28, 1998. During the year ended February 28, 1997, sales of switched products were $299.3 million, sales of shared media products were $717.8 million and sales of software, professional services and other were $389.5 million. The United States federal government accounted for approximately 15% of net sales in fiscal 1999 and Compaq accounted for approximately 11% of net sales in the year ended February 28, 1999. The Company's reportable segments are based on geographic area. All intercompany revenues and expenses are eliminated in computing revenues and operating income. Operating income excludes interest income, interest expense, taxes and special charges. Long-lived assets consist primarily of the net book value of property, plant and equipment and long-term investments and the long-term investments were attributable to the United States. The Other segment includes Canada and Latin America.

All revenue amounts are based on product shipment destination and asset balances are based on location. The United States operating income amount for the year ended February 28, 1999 excludes the $17.6 million charge related to fixed asset loss and the $217.4 million of special charges related to acquisitions completed during that fiscal year. The United States operating income in the year ended February 28, 1998 excludes the $199.3 million of special charges related to acquisitions completed during that fiscal year and the $35.0 of special charges related to the realignment. The United States operating income amount for the year ended February 28, 1997 excludes the $21.7 million of special charges related to acquisitions completed during that fiscal year.



(in thousands)


                                                    1999             1998             1997
                                                    ----             ----             ----

Sales to unaffiliated customers (trade):
   United States                              $  829,380.6      $  923,285.3    $  998,405.6
   Europe                                        430,283.1         323,680.7       307,221.8
   Pac Rim                                       114,173.6          77,594.1        64,166.6
   Other                                          37,441.9          52,769.7        36,758.2
                                              ------------      ------------    ------------
Total trade sales                             $1,411,279.2      $1,377,329.8    $1,406,552.2
                                              ------------      ------------    ------------

Operating income (loss):
   United States                              $  (68,026.6)     $  140,645.5    $  321,150.6
   Europe                                         32,828.9          19,907.1        29,877.2
   Pac Rim                                        (7,422.1)        (16,540.7)       (2,375.5)
   Other                                         (14,076.4)          1,460.9          (650.8)
                                              ------------      ------------    ------------
Total operating income (loss)                 $  (56,696.2)     $  145,472.8    $  348,001.5
                                              ------------      ------------    ------------

Assets:
   United States                              $1,002,119.0      $1,073,890.5
   Europe                                        483,847.7         510,514.9
   Pac Rim                                        52,101.6          47,248.0
   Other                                          28,431.7          50,394.6
                                              ------------      ------------
Total assets                                  $1,566,500.0      $1,682,048.0
                                              ------------      ------------

Long-lived assets:
   United States                              $  363,679.3      $  335,396.4
   Europe                                         19,453.1          21,315.4
   Pac Rim                                         5,828.0           8,279.9
   Other                                           2,502.6           3,010.3
                                              ------------      ------------
Total long-lived assets                       $  391,463.0      $  368,002.0
                                              ------------      ------------


Note (14)  Legal Proceedings

As previously disclosed in Cabletron's annual report on Form 10-K for fiscal 1998, a consolidated class action lawsuit purporting to state claims against Cabletron and certain officers and directors of Cabletron was filed and currently is pending in the United States District Court for the District of New Hampshire. The complaint alleges that Cabletron and several of its officers and directors disseminated materially false and misleading information about Cabletron's operations and acted in violation of Section 10(b) and Rule 10b-5 of the Exchange Act during the period between March 3, 1997 and December 2, 1997. The complaint also alleges that certain of the Company's alleged accounting practices resulted in the disclosure of materially misleading financial results during the same period. More specifically, the complaint challenged the Company's revenue recognition policies, accounting for product returns, and the validity of certain sales. The complaint does not specify the amount of damages sought on behalf of the class. Cabletron and other defendants moved to dismiss unless the plaintiffs amended their complaint within 30 days (or January 22, 1999). Plaintiffs timely served a Second Consolidation Class Action Complaint, and the Company has filed a motion to dismiss the second complaint. A ruling on that motion is not expected earlier than July, 1999. The legal costs incurred by Cabletron in defending itself and its officers and directors against this litigation, whether or not it prevails, could be substantial, and in the event that the plaintiffs prevail, the Company could be required to pay substantial damages. This litigation may be protracted and may result in a diversion of management and other resources of the Company. The payment of substantial legal costs or damages, or the diversion of management and other resources, could have a material adverse effect on Cabletron's business, financial condition or results of operations.

In addition, the Company is involved in various other legal proceedings and claims arising in the ordinary course of business. Management believes that the disposition of these matters will not have a materially adverse effect on the financial condition or results of operations of the Company.

Note (15)  Stock Plans

(a) Equity Incentive and Directors Plans

The Company has an Equity Incentive Plan which provides for the availability of 25,000,000 shares of common stock for the granting of a variety of incentive awards to eligible employees. As of February 28, 1999, the Company had issued 20,108,401 stock options under the Equity Incentive Plan, which were granted at fair market value at the date of grant, vest over a three to five year period and expire within six to ten years from the date of grant.

Prior to February 28, 1999, the Company maintained a Directors Option Plan which provided for 1,250,000 shares of common stock for purchase by nonemployee directors of the Company. The Directors Option Plan provided for issuance of options at their fair market value on the date of grant. The options vest over a period of three years and expire six years from the date of grant. A total of 435,000 stock options are outstanding under the Directors Option Plan at February 28, 1999. As of March 1, 1999, the nonemployee directors of the Company will be granted options to purchase shares of common stock in accordance with the Company's 1998 Equity Incentive Plan.

A summary of option transactions under the two plans follows:


                                               Number of       Weighted-Average
                                                 Options        Exercise Price
                                               ----------      ----------------

Options outstanding at February 29, 1996        9,837,926           $20.02
                                               ----------
Granted and assumed                             6,619,763            29.67
Exercised                                      (1,345,415)           12.50
Cancelled                                      (1,516,856)           24.59
                                               ----------
Options outstanding at February 28, 1997       13,595,418            20.02
                                               ----------
Options exercisable at February 28, 1997        3,356,372            14.88
                                               ----------
Granted and assumed                             5,015,000            23.11
Exercised                                      (1,762,565)           10.40
Cancelled                                      (1,968,762)           29.45
                                               ----------
Options outstanding at February 28, 1998       14,879,091            25.45
                                               ----------
Options exercisable at February 28, 1998        4,134,623            22.99
                                               ----------
Granted and assumed                            20,023,369             7.69 *
Exercised                                        (497,696)            5.58
Cancelled                                     (15,421,085)           16.43 *
                                               ----------
Options outstanding at February 28, 1999       18,983,679            $9.67
                                               ==========
Options exercisable at February 28, 1999        4,518,681           $13.32
                                               ==========

* - At September 1998, employees holding outstanding stock options with a value exceeding $7.25 per option were given the right to have their options canceled and repriced to $7.25 per option. The repriced options will vest over a period of four to six years from September 1, 1998. In February 1998, employees holding outstanding stock options with a value exceeding $14.6875 per option were given the right to have their stock options canceled and repriced to $14.6875 per option. The repriced options will vest over a period of one to five years from December 4, 1997.

The following table summarizes information concerning currently outstanding and exercisable options as of February 28, 1999:




                                                 Weighted-
                                                  average       Weighted-                        Weighted-
                                                remaining         average                          average
           Range of             Options       contractual        exercise         Options         exercise
    exercise prices         Outstanding      life (years)           price     exercisable            price
    ---------------         -----------      ------------       ---------     -----------        ---------
     $0.00  -  6.30             626,133              7.2           $ 0.83         309,673           $ 1.25
      6.31  -  7.85          13,255,139              7.7             7.25       1,569,775             7.25
      7.86  -  9.01             682,705              7.1             8.49         152,445             7.99
       9.01 - 11.25           1,261,897              4.8            10.04         748,214             9.95
      11.26 - 19.33           1,452,732              6.6            13.61         575,711            13.76
      19.34 - 26.99             801,542              2.2            25.58         778,656            25.57
      27.00 - 33.52             808,086              5.8            30.09         333,077            29.44
      33.53 - 48.67              95,445              6.2            41.07          51,130            41.46
                             ----------              ---           ------       ---------           ------
                             18,983,679              7.1           $ 9.67       4,518,681           $13.32
                             ==========              ===           ======       =========           ======


The weighted average estimated fair values of stock options granted and assumed during the years ended February 28, 1999, 1998 and 1997 were $7.69, $9.19 and $12.01 per share, respectively.

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

(in thousands)                                                    1999               1998              1997
                                                                  ----               ----              ----

Net income (loss)     As reported                             ($245,391)         ($  34,961)         $226,079
                      Pro forma                               ($299,654)         ($  60,583)         $211,063
                      Pro forma diluted earnings per share    ($   1.79)         ($    0.38)         $   1.33


The effect of applying SFAS 123 as shown in the above pro forma disclosure is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to fiscal 1996.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model, with the following assumptions used for grants in the years ended February 28, 1999, 1998 and 1997:

                                    1999             1998              1997
                                    ----             ----              ----

Risk-free interest rates            5.1.%            6.13%             6.18%
Expected option lives               3.7 years        3.8 years         3.7 years
Expected volatility                 76.32%           60.37%            63.97%
Expected dividend yields            0.0%             0.0%              0.0%

(b)  Employee Stock Purchase Plans

The Company has two Employee Stock Purchase Plans (ESPP) which provide for the combined availability of 4,500,000 shares of common stock to be purchased by employees who have completed a minimum period of employment. Under the 1989 ESPP, employees must be continuously employed for a period of six months and under the 1995 ESPP employees must be continuously employed for a period of two years. Under these plans, options are granted to eligible employees twice yearly and are exercisable through the accumulation of employee payroll deductions from two to ten percent of employee compensation as defined in the plan, to a maximum of $12,500 annually, for each plan, (adjusted to reflect increases in the consumer price index) which may be used to purchase stock at 85 percent of the fair market value of the common stock at the beginning or end of the option period, whichever amount is lower. In the year ended February 28, 1999, 572,087 shares were purchased at a weighted average price of $9.41 (231,326 at $27.00 and 197,262 at $31.47, for the years ended February 28, 1998 and 1997, respectively). The remaining balance of both ESPPs for purchase by employees at February 28, 1999 was 2,711,524 shares.


Note (16) Realignment

On December 16, 1997 the Company announced a global initiative to better align the Company's business strategy with its focus in the enterprise and service provider markets. The realignment was intended to better position the Company to provide more solutions-oriented products and service; to increase its distribution of products through third-party distributors and resellers; to improve its position internationally, and to aggressively develop partnership and acquisition opportunities. The Company incurred a charge in the fourth quarter of the year ended February 28, 1998 of $35.0 million ($21.5 million, net of tax) related to the realignment. The realignment included general expense reduction through the elimination of duplicate facilities, consolidation of related operations, reallocation of resources, including the elimination of certain pre-existing projects, and personnel reduction.
The Company has completed the reductions.


Note (17) Quarterly Financial Data (unaudited)

(in thousands, except per share amounts)




                                                                    Income (Loss)                               Net
                                   Net               Gross              from                Net             Income (Loss)
                                  Sales              Profit          Operations        Income (Loss)         Per Share(a)
                               ----------          ---------       -------------       -------------        -------------

          1999                                                                 (Restated)
          ----                                     --------------------------------------------------------------------
First Quarter                  $  365,747           $149,635          ($161,360)(b)      ($154,569)(b)          ($0.95)
Second Quarter                    370,591            171,791              5,030              6,393                0.04
Third Quarter                     329,868            126,627           (113,027)(c)        (84,477)(c)           (0.50)
Fourth Quarter                    345,073            151,876            (22,259)(d)        (12,738)(d)           (0.06)
                               ----------           --------           --------           --------               -----
Total Year                     $1,411,279           $599,929          ($291,616)         ($245,391)             ($1.47)
                               ==========           ========           ========           ========               =====

          1998
          ----
First Quarter (Restated)       $  362,688           $203,127           $ 78,596            $54,870               $0.34
Second Quarter                    371,293            212,261             82,434             57,587                0.36
Third Quarter                     331,827            167,573             25,500             19,898                0.12
Fourth Quarter (Restated)         311,522            118,078           (275,342)(e)       (167,316)(e)           (1.06)
                               ----------           --------           --------           --------               -----
Total Year                     $1,377,330           $701,039           ($88,812)          ($34,961)             ($0.22)
                               ==========           ========           ========           ========               =====

                     (a) Due to rounding some totals may not add.
                     (b) Includes $150.0 million of in-process research and
                         development charges related to the acquisition of Yago.
                     (c) Includes $67.4 million of in-process research and
                         charges related to the acquistions of Ariel, FlowPoint, and NetVantage.
                     (d) Includes $17.6 million related to fixed asset loss for idle, obsolete and discarded equipment.
                     (e) Includes  $234.3 million of in-process research and
                         development charges related to the acquisition of DNPG and the strategic alignment plan, $199.3 million and $35.0 million, respectively.


The first and fourth quarters of the year ended February 28, 1998 have been restated, see Note 2. First quarter gross profit and income from operations have been reduced by $6.0 million and net income has been reduced by $3.9 million ($.03 per share) from amounts previously reported. This restatement relates to the ZeitNet inventory write-off. Fourth quarter gross profit has been reduced by $24.5 million as a result of a reclassification of an inventory write-off from special charges to cost of sales. This reclassification had no effect on net income. Fourth quarter loss from operations has been reduced by $156.3 million and net loss has been reduced by $96.1 million ($.60 per share) from amounts previously reported. This restatement relates to the in-process research and development and special charges relating to the DNPG acquisition.

The first, second and third quarters of the year ended February 28, 1999 have been restated. First quarter gross profit has been reduced by $6.5 million, loss from operations and net loss have been increased by $3.0 million and $2.3 million ($.02 per share), respectively. Second quarter gross profit has been reduced by $3.8 million and income from operations and net income have been reduced by $8.1 million and $5.0 million ($.03 per share), respectively. Third quarter gross profit has been reduced by $6.2 million, loss from operations has been increased by $2.8 million and net loss has been reduced by $0.5 million ($.00 per share).

The restated information reflects adjustments needed to record the amortization on the increase in the DNPG intangible assets and to expense as incurred the reversal of DNPG special charges that had been previously recorded in the fourth quarter of the year ended February 28, 1998.

To address further comments made by the SEC in letters to the Company, the Company has reduced the amount of the inventory writeoff recorded in the first quarter of the year ended February 28, 1999 for the phase out of superceded product lines related to the Yago acquisition and recorded the writeoff upon disposal of the inventory, during the first, second and third quarters.

The Company has also reduced the amount of its charges for in-process research and development in connection with the acquisitions of Ariel, FlowPoint and NetVantage from $74.7 million to $67.4 million and, correspondingly, increased the amounts allocated to intangible assets by $7.3 million.

Note (18) Subsequent Event

On March 22, 1999, the Company announced that it signed a letter of intent with Celestica, Inc. to outsource primarily all of its worldwide manufacturing operations. As part of this transaction, Cabletron and Celestica entered into a strategic long-term supply agreement, under which Celestica will acquire approximately $35 - 40 million of Cabletron inventory and manufacturing assets. As a result of this agreement, Cabletron's Ohio-based operations will be closed. The Ohio-based employees will be provided with severance packages, as well as career outplacement and training services by Cabletron.

On March 22, 1999, the Company also announced an initiative ("Project Ignition") to re-energize the corporate focus. This initiative is intended to reduce the expense structure of the Company; lower cost of goods sold; increase cash reserves; provide higher return on assets and revenue per employee; enable aggressive asset reduction and consolidation initiatives and increase net income. The Company expects to incur a pre-tax restructuring and strategic business realignment charge of approximately $20 - 30 million, during the first quarter of fiscal 2000. The Project Ignition charge will include the costs to consolidate facilities, elimination of manufacturing facilities and personnel reductions, including the impact from the manufacturing outsourcing.

INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Cabletron Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Cabletron Systems, Inc. and subsidiaries as of February 28, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended February 28, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cabletron Systems, Inc. and subsidiaries as of February 28, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended February 28, 1999, in conformity with generally accepted accounting principles.

The consolidated balance sheet as of February 28, 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the the years ended in the two year period then ended have been restated as discussed in Note 2 (b).











Boston, Massachusetts

March 22, 1999, except for Notes 2 (b) and 17, as to which the date is May 25, 1999

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III


ITEM 10.  Directors and Executive Officers of the Registrant

Information relating to the Directors of the Company is set forth in the section entitled "Election of Directors," appearing in the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders ("Proxy Statement"), which is incorporated herein by reference. Information relating to the executive officers of the Company is included in the section titled "Executive Officers of the Registrant," appearing in Part I hereof. Information with respect to directors and executive officers who failed to timely file reports required by Section 16(a) of the Securities Exchange Act of 1934 may be found in the Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance." Such information is incorporated herein by reference.


ITEM 11. Executive Compensation

See the information set forth in the section entitled "Executive Compensation," appearing in the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders, which is incorporated herein by reference.


ITEM 12. Security Ownership of Certain Beneficial Owners and Management

See the information set forth in the section entitled "Election of Directors - Beneficial Ownership," appearing in the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders, which is incorporated herein by reference.


ITEM 13.  Certain Relationships and Related Transactions

See the information set forth in the section entitled "Certain Transactions," appearing in the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders, which is incorporated herein by reference.

PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 10-K

(a)      Documents filed as part of this report:

 1.       Consolidated financial statements (see item 8)

          The consolidated financial statements of Cabletron Systems, Inc. can be found in this document on the following pages:
                                                                                                                 page(s)
                                                                                                                 -------

         Independent Auditors' Report                                                                              50

         Consolidated Balance Sheets at February 28, 1999 and February 28, 1998                                    30

         Consolidated Statements of Operations for fiscal years 1999, 1998 and 1997                                31

         Consolidated Statements of Stockholders' Equity for fiscal years 1999, 1998 and 1997                      32

         Consolidated Statements of Cash Flows for fiscal years 1999, 1998 and 1997                                33

         Notes to Consolidated Financial Statements                                                             34 - 49

 2.      Consolidated financial statement schedule

         The consolidated financial statement schedule of Cabletron Systems, Inc. is included in Part IV of this report:

         Independent Auditors' Report                                                                             50

         Schedule II - Valuation and Qualifying Accounts                                                          55

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


         22.1     Subsidiaries of Cabletron Systems, Inc.
         23.1     Consent of Independent Auditors.
         27       Financial Data Schedule

(b) The Registrant did not file any information on Form 8-K during the last quarter of the fiscal year ended February 28, 1999.

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Cabletron Systems, Inc.:

Under date of March 22, 1999, we reported on the consolidated balance sheets of Cabletron Systems, Inc. and subsidiaries as of February 28, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended February 28, 1999. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedule as listed in item 14(a)2 of this Form 10-K. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

In our opinion, the consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The consolidated balance sheet as of February 28, 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the the years ended in the two year period then ended have been restated as discussed in Note 2 (b).



                                    KPMG LLP


Boston, Massachusetts

March 22, 1999, except for Notes 2 (b) and 17, as to which the date is May 25, 1999

Signatures

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CABLETRON SYSTEMS, Inc.




Date:    June 2, 1999                 By: /s/ Craig R. Benson
         --------------                   --------------------
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

Signature                                  Titles                                               Date
---------                                  ------                                               ----

/s/ Craig R. Benson                                                                             June 2, 1999
----------------------------               Chairman, President,                                 ------------
Craig R. Benson                            Chief Executive Officer and Director


/s/ David J. Kirkpatrick                                                                        June 2, 1999
---------------------------                Corporate Executive Vice President of Finance        ------------
David J. Kirkpatrick                       and Chief Financial Officer


/s/ Michael D. Myerow                      Secretary and Director                               June 2, 1999
--------------------------                                                                      ------------
Michael D. Myerow

/s/ Paul R. Duncan                         Director                                             June 2, 1999
-----------------------------                                                                   ------------
Paul R. Duncan

/s/ Donald F. McGuinness                   Director                                             June 2, 1999
------------------------                                                                        ------------
Donald F. McGuinness

                                  EXHIBIT INDEX


Exhibit
   No.   Exhibit                                                        Page No.
-------  -------                                                        --------

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

4.1 Specimen stock certificate of Cabletron Stock (incorporated by reference to Exhibit 4.1 of Cabletron's Registration Statement on Form S-1, No. 33-28055.

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

10.10Lease dated July 3, 1992  between the  Registrant  and Shannon Free Airport
     Development Company Limited, relating to leased premises in Limerick, Ireland, which is incorporated by reference to Exhibit 10.12 of the Company's Registration Statement on the First Form S-3.

10.11Lease dated July 15, 1996 between the  Registrant  and the Lawrence  County
     Economic Development Corporation, relating to leased premises in Ironton, Ohio (Incorporated by Reference to Exhibit 10.11 of the Registrant's form 10-K of May 30, 1997).

10.12Credit Agreement dated March 7, 1997,  between the Registrant and the Chase
     Manhattan Bank, as administrative agent, the First National Bank of Chicago, as syndication agent and certain other lenders relating to the Company's $250,000,000 revolving credit facility (Incorporated by Reference to Exhibit 10.11 of the Registrant's Form 10-K of May 30, 1997).

10.13Asset Purchase Agreement among the Registrant, Ctron Acquisition,  Inc. and
     Digital Equipment Corporation ("Digital") dated as of November 24, 1997 (the "Asset Purchase Agreement") (Incorporated by Reference to Exhibit 2.1 of the Registrant's Form 10-Q of January 14, 1998).

10.14Reseller and Services  Agreement  dated as of November 24, 1997 between the
     Registrant  and  Digital  (the  "Reseller   Agreement")   (Incorporated  by
     Reference to 10.1 of the Registrant's Form 10-Q of January 14, 1998).

10.15Employment Agreement between the Registrant and Donald B. Reed dated as of August 6, 1997 (Incorporated Reference to Exhibit 10.1 of the Registrant's Form 10-Q of October 15, 1997).

10.16First  Amendment to Asset Purchase  Agreement  dated as of February 7, 1998 by and among the Registrant, Ctron Acquisition, Inc. and Digital (Incorporated by Reference to Exhibit 2.2 of the Registrant's Form 8-K/A of March 4, 1998).

10.17Amendment No. One to Reseller Agreement dated as of February 7, 1998 by and between the Registrant and Digital (Incorporated by Reference to Exhibit 10.2 of the Registrant's Form 8-K/A of March 4, 1998).

10.18Letter agreement between the Registrant and Donald B. Reed dated as of March 30, 1998.

22.1 Subsidiaries of Cabletron Systems, Inc.                               58

23.1 Consent of Independent Auditors                                       59

27   Financial Data Schedule

                                  EXHIBIT 22.1

                     SUBSIDIARIES OF CABLETRON SYSTEMS, INC.





                                  SCHEDULE II

                            CABLETRON SYSTEMS, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                For Years Ended February 28, 1999, 1998 and 1997

                                 (in thousands)

                                                                            Amounts
                                                                         attributable
                                        Balance at                      to changes in                       Balance
                                         beginning        Charged to        foreign         Amounts           at end
Description                              of period         expense      currency rates    written off       of period
-----------                              ---------        ----------    --------------    -----------       ---------

Allowance for doubtful accounts

February 28, 1999                          $21,043          $10,784               $0         ($8,567)          $23,260

February 28, 1998                          $15,476          $11,615             ($81)        ($5,967)          $21,043

February 28, 1997                           $6,655          $10,698              ($1)        ($1,876)          $15,476


Cabletron Systems de Argentina S.A. (Argentina)                           The OASys Group, Inc. (California)
Cabletron Systems Pty. Limited (Australia)                                Yago Systems, Inc. (California)
Cabletron Systems do Brasil Representacoes Ltda. (Brazil)                 ZeitNet Inc. (California)
Cabletron Systems of Canada Limited (Canada) )                            ZeitNet India Private Limited (India)
Cabletron Systems Chile (Chile)
Cabletron Systems de Colombia Ltda. (Colombia)
Cabletron Systems Inc. - Organizaoni Slozka (Czech Republic)
Cabletron Systems Acquisition, Inc. (Delaware)
Cabletron Systems Government Sales, Inc. (Delaware)
Cabletron Insurance Company (Vermont)
Cabletron Systems Sales & Service, Inc. (Delaware)
Cabletron Systems, Inc. of USA (China)
Cabletron Systems Ltd. (England)
Cabletron Systems S.A. (France)
International Cable Networks, Inc. (Virgin Islands)
Cabletron Systems, GmbH  (Germany)
Cabletron Systems Limited (Bermuda)
Cabletron Systems (Distribution) Limited (Ireland)
Cabletron Systems Inc. (Hong Kong)
Cabletron Systems S.r.l. (Italy)
Cabletron Systems, K.K. (Japan)
Cabletron Systems, Pte Ltd  (Korea)
Cabletron Systems Sdn Bhd (Malaysia)
Cabletron Systems, S.A. de C. V. (Mexico)
Cabletron Systems Benelux, B.V. (Netherlands)
Cabletron Systems, Pte Ltd. (Singapore)
Cabletron Systems S.A.  (Spain)
Cabletron Systems, A.B. (Sweden)
Cabletron Systems AG (Switzerland)
Cabletron Systems de Venezuela C.A. (Venezuela)
Fivemere Ltd (UK)
Fivemere Asia-Pacific Singapore Limited (Singapore)
Fivemere Developments Limited (UK)
FlowPoint Corp.(California)
NetVantage, Inc. (Delaware)
Network Express, Inc. (Michigan)
Network Express GmbH (Germany)
Network Express K.K. (Japan)
Network Express Europe Limited (UK)


                                  EXHIBIT 23.1



                         CONSENT OF INDEPENDENT AUDITORS


The Board of Directors
Cabletron Systems, Inc.:

We consent to incorporation by reference in the registration statements (Nos. 33-50454, 33-31572, 33-50753, 33-21391, 33-17557, 33-09403, 33-09029, 33-96060,
33-96058, 33-33454 and 33-42490) on Form S-8 of Cabletron Systems, Inc. of our reports dated March 22, 1999, relating to the consolidated balance sheets of Cabletron Systems, Inc. and subsidiaries as of February 28, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows and the related schedule for each of the years in the three-year period ended February 28, 1999, which reports are included in the February 28, 1999 Annual Report to Stockholders on Form 10-K of Cabletron Systems, Inc.

The consolidated balance sheet as of February 28, 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the the years ended in the two year period then ended have been restated as discussed in Note 2 (b).











Boston, Massachusetts
June 2, 1999

DIRECTORS AND OFFICERS

Board of Directors

Craig R. Benson
Chairman of the Board, President,
Chief Executive Officer and Treasurer

Paul R. Duncan
Executive Vice President (Retired)
Reebok International, Ltd.

Donald F. McGuinness
Chairman of the Board,
Electronic Designs, Inc.

Michael D. Myerow
Partner in law firm of Myerow & Poirier


Officers

Craig R. Benson
Chairman, President, Chief Executive Officer, and Treasurer

Carl E. Boisvert
Executive Vice President, Sales

John d'Auguste
President of Operations

Enrique P. Fiallo
Senior Vice President and Chief Information Officer

Allen L. Finch
Senior Vice President, Worldwide Marketing,
Corporate Strategy & Communications

Earle S. Humphreys
Executive Vice President, Global Services

Eric Jaeger
Senior Vice President and General Counsel

David J. Kirkpatrick
Corporate Executive Vice President of Finance and Chief Financial Officer

Piyush Patel
Senior Vice President, Worldwide Engineering

Linda F. Pepin
Senior Vice President, Human Resources

Michael A. Skubisz
Chief Technology Officer

STOCKHOLDER INFORMATION



Annual Meeting of Stockholders                       Transfer Agent
The Annual Meeting of Stockholders will              State Street Bank and Trust Company is
take place at 10:00 a.m. on Tuesday,                 the Transfer Agent and Registrar of the
July 13, 1999 at the Frank Jones Center,             Company's common stock. Inquiries
400 Route One By-Pass, Portsmouth,                   regarding lost certificates, change of
NH 03801.                                            address, name or ownership should be
                                                     addressed to:
Stockholder Inquiries                                         BankBoston, NA
Inquiries relating to financial information                   Boston EquiServe
of Cabletron Systems, Inc. should be                          P.O. Box 8040
addressed to:                                                 Boston, MA 02266-8040
   Cabletron Systems, Inc.
   Investor Relations                                Independent Auditors
   PO Box  5005                                               KPMG LLP
   Rochester, NH 03866-5005                                   99 High Street
   Telephone: (603) 337-4225                                  Boston, MA 02110
   Facsimile:   (603) 332-4004
                                                     Legal Counsel
Listing                                                       Ropes & Gray
Cabletron Systems, Inc. common stock is                       One International Place
traded on the New York Stock Exchange -                       Boston, MA 02110
symbol CS.