Form 10-Q/A
period 1998-05-31
CABLETRON SYSTEMS INC
filed 1999-07-16
CIK 846909

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

                                  YES - X NO -

As of May 31, 1998, there were 164,428,778 shares of the Registrant's common stock outstanding.

This document contains 19 pages

This Amendment on Form 10-Q/A amends Part I, Items 1 and 2 and Part II, Items 1 and 6 of the Company's Quarterly Report on Form 10-Q previously filed for the quarter ended May 31, 1998. This Quarterly Report on Form 10-Q/A is filed in connection with the Company's restatement of its financial statements. Financial statement information and related disclosures included in this amended filing reflect, where appropriate, changes as a result of the restatements. All other information contained in this Quarterly Report on Form 10-Q/A is as of the date of the original filing.


                                      INDEX

                             CABLETRON SYSTEMS, INC.

                                                                          Page
                                                                          ----

   Facing Page                                                              1

   Index                                                                    2

   PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements

   Consolidated Balance Sheets - May 31, 1998 (unaudited) and
        February 28, 1998                                                   3

   Consolidated Statements of Operations - Three months ended
        May 31, 1998 and 1997 (unaudited)                                   4

   Consolidated Statements of Cash Flows - Three months ended
        May 31, 1998 and 1997 (unaudited)                                   5

   Notes to Consolidated Financial Statements -
        May 31, 1998 (unaudited)                                         6 - 9

   Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                       10 - 15

   PART II. OTHER INFORMATION

   Item 1. Legal Proceedings                                               16

   Item 6. Exhibits and Reports on Form 8-K                                16

   Signatures                                                              17

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CABLETRON SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)


                                                           (unaudited)

                                                           May 31, 1998     February 28, 1998
                                                           ------------     -----------------
                                                            (Restated)        (Restated)

Assets
Current Assets:
     Cash and cash equivalents ..........................   $  186,608       $  207,078
     Short-term investments .............................      109,160          116,979
     Accounts receivable, net ...........................      249,425          241,181
     Inventories ........................................      281,470          309,667
     Deferred income taxes ..............................       30,226           81,161
     Prepaid expenses and other assets ..................       91,511           89,396
                                                            ----------       ----------
          Total current assets ..........................      948,400        1,045,462
                                                            ----------       ----------

Long-term investments ...................................      122,933          123,272
Long-term deferred income taxes .........................      167,308          107,094
Property, plant and equipment, net ......................      243,132          244,730
Intangible assets .......................................      171,865          161,490
                                                            ----------       ----------
           Total assets .................................   $1,653,638       $1,682,048
                                                            ==========       ==========

Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable ...................................   $   73,760       $   79,969
     Current portion of long-term obligation ............      112,790          157,719
     Accrued expenses ...................................      229,517          214,728
                                                            ----------       ----------
          Total current liabilities .....................      416,067          452,416

Long-term obligation ....................................      132,500          132,500
Long-term deferred income taxes .........................        9,102           12,057
                                                            ----------       ----------
Total liabilities .......................................      557,669          596,973
                                                            ----------       ----------

Stockholders' equity:
     Preferred stock, $1.00 par value. Authorized
       2,000 shares; none issued ........................         ---               ---
     Common stock $0.01 par value. Authorized
       240,000 shares; issued and outstanding 164,429
       and 158,267, respectively ........................        1,644            1,583
     Additional paid-in capital .........................      464,887          300,834
     Retained earnings ..................................      627,310          781,878
                                                            ----------       ----------
                                                             1,093,841        1,084,295
     Cumulative translation adjustment ..................        2,128              780
                                                            ----------       ----------
           Total stockholders' equity ...................    1,095,969        1,085,075
                                                            ----------       ----------
           Total liabilities and stockholders' equity ...   $1,653,638       $1,682,048
                                                            ==========       ==========

          See accompanying notes to consolidated financial statements.

CABLETRON SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

                                                               (unaudited)
                                                            Three Months Ended
                                                                 May 31,
                                                           1998           1997
                                                           ----           ----
                                                       (Restated)      (Restated)

Net sales .........................................     $ 365,747      $ 362,688
Cost of sales .....................................       216,112        159,561
                                                        ---------      ---------
     Gross profit .................................       149,635        203,127
                                                        ---------      ---------
Operating expenses:
     Research and development .....................        54,209         43,616
     Selling, general and administrative ..........       106,786         80,915
     Special charges ..............................       150,000           --
                                                        ---------      ---------
         Total operating expenses .................       310,995        124,531
                                                        ---------      ---------
         Income (loss) from operations ............      (161,360)        78,596
Interest income ...................................         3,839          4,801
                                                        ---------      ---------
         Income (loss) before income taxes ........      (157,521)        83,397
Income tax expense (benefit) ......................        (2,952)        28,527
                                                        ---------      ---------
Net income (loss) .................................     ($154,569)     $  54,870
                                                        =========      =========
Net income (loss) per share - basic ...............     ($   0.95)     $    0.35
                                                        =========      =========
Net income (loss) per share - diluted .............     ($   0.95)     $    0.34
                                                        =========      =========
Weighted average number of shares outstanding:
     Basic ........................................       163,394        156,857
                                                        =========      =========
     Diluted ......................................       163,394        159,503
                                                        =========      =========






          See accompanying notes to consolidated financial statements.

CABLETRON SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                              (unaudited)
                                                                          Three Months Ended
                                                                                 May 31,
                                                                           1998          1997
                                                                           ----          ----
                                                                        (Restated)    (Restated)

Cash flows from operating activities:
   Net income (loss) ................................................   ($154,569)   $  54,870
   Adjustments to reconcile net income (loss) to net cash provided by
     (used in) operating
      activities:
       Depreciation and amortization ................................      23,246       17,912
       Provision for losses on accounts receivable ..................         987         (185)
       Deferred taxes ...............................................       8,117       (2,540)
       Loss (gain) on disposal of property ..........................         399       (1,289)
       Purchased research and development from acquisition ..........     150,000         --
       Changes in assets and liabilities:
          Accounts receivable .......................................      (9,898)     (69,590)
          Inventories ...............................................      28,095      (32,833)
          Prepaid expenses and other assets .........................       1,041       (6,470)
          Accounts payable and accrued expenses .....................     (60,642)      25,014
          Income taxes payable ......................................      (3,152)      22,234
                                                                        ---------    ---------
      Net cash (used) provided by operating
        activities ..................................................     (16,376)       7,123
                                                                        ---------    ---------
Cash flows from investing activities:
   Capital expenditures .............................................     (13,618)     (26,595)
   Cash received in business acquisition ............................         317         --
   Purchase of available-for-sale securities ........................     (24,528)     (35,058)
   Purchase of held-to-maturity securities ..........................     (12,282)     (27,228)
   Maturities of marketable securities ..............................      44,982       28,630
                                                                        ---------    ---------
      Net cash used in investing activities .........................      (5,129)     (60,251)
                                                                        ---------    ---------
Cash flows from financing activity:
   Proceeds from stock option exercise ..............................         972       11,611
                                                                        ---------    ---------
      Net cash provided by financing activity .......................         972       11,611
                                                                        ---------    ---------
Effect of exchange rate changes on cash .............................          63         (169)
                                                                        ---------    ---------
Net decrease in cash and cash equivalents ...........................     (20,470)     (41,686)
Cash and cash equivalents, beginning of period ......................     207,078      214,828
                                                                        ---------    ---------
Cash and cash equivalents, end of period ............................   $ 186,608    $ 173,142
                                                                        =========    =========
Cash paid during the period for:
   Income taxes .....................................................   $   2,131    $   5,988
                                                                        =========    =========


          See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

On June 3, 1999, and in conjunction with filing its Form 10-K for the year ended February 28, 1999, the Company announced it had made revisions to the accounting for certain prior acquisitions as set forth in its Form 10-K. These restatements and reclassifications were made to address comments made by the Securities and Exchange Commission ("SEC") in letters to the Company on accounting issues related to the amount of purchase price allocated by the Company to in-process research and development from certain acquisitions and to the timing of the recognition and the classification of certain expenses included in special charges. The purpose of this revised Form 10-Q is to reflect the impact of these revisions on the previously reported quarterly results. Only those items directly impacted by these revisions have been changed.

1.Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 2 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year. The accompanying financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended February 28, 1999.

Restatements and Reclassifications

The accompanying consolidated financial statements have been restated to reflect the impact of adjustments made by the Company to reduce its previously reported special charges associated with the acquisition of Yago Systems, Inc. ("Yago"), during the quarter ended May 31, 1998, the Network Products Group of Digital Equipment Corporation ("DNPG"), during the fourth quarter of the year ended February 28, 1998, and ZeitNet, Inc. ("ZeitNet"), during the second quarter of the year ended February 28, 1997. The Company has also reclassified certain other expenses related to the DNPG acquisition and to three acquisitions consummated during the year ended February 28, 1997 (ZeitNet, Network Express, Inc. and Netlink, Inc.) from special charges to cost of sales and selling, general and administrative expenses. The reclassifications had no effect on net income (loss).

The Company has reduced special charges originally recorded in association with the elimination of and phase out of superceded product lines based on the acquisition of Yago by $10.0 million in the quarter ended May 31, 1998. These charges will be reflected in cost of sales in future quarters, as the costs are incurred. The Company has also reclassified $3.6 million of these special charges to cost of sales in the quarter ended May 31, 1998 to reflect the costs incurred in this quarter. The impact for the current quarter, was a decrease of $13.6 million of special charges, of which $3.6 million was reclassified to cost of sales and an increase of $3.9 million of tax expense.

The Company also reduced the amount of its charge for in-process research and development, recorded in the fourth quarter in the year ended February 28, 1998, in connection with the acquisition of DNPG, from $325.0 million to $199.3 million and, correspondingly, increased the amounts allocated to intangible assets by $125.7 million. The $125.7 million increase to intangible assets was allocated to customer relations ($97.0 million), goodwill ($14.1 million) and developed technology ($14.6 million) and is being amortized by a non-cash charge to income over a period of 5 - 10 years. The impact of this additional amortization expense to the quarter ended May 31, 1998 was an increase of $4.3 million to selling, general and administrative expenses ("SG&A") and a corresponding $1.7 million tax benefit.

The Company has also reduced the amount of its special charges recorded in the fourth quarter of the year ended February 28, 1998 in connection with the acquisition of DNPG by $33.2 million. The reduction of special charges related to expenses recorded for contract employee benefits and contract compensation write-offs of $12.5 million, software licenses and software tools costs of $7.0 million, professional fees and some facility costs reclassified to purchase price of $3.2 million, customer warranty and stock rotation costs of $3.0 million and other integration costs reductions in estimates and classifications of $7.5 million. To the extent that a portion of these costs were incurred in the quarter ended May 31, 1998 the amounts are included in the restated results. The amounts recorded resulted in an increase of $5.7 million to SG&A and an increase of $3.0 million to cost of sales. A tax benefit of $3.0 million was recorded as it related to these additional charges.

The Company has also reduced the amount of its write down of inventory recorded in the year ended February 28, 1997 related to the ZeitNet acquisition by $6.0 million and has recorded this charge, upon the disposal of this inventory, in the quarter ended May 31, 1997.

The Company has reclassified certain expenses relating to its business combinations from special charges to cost of sales and selling, general and administrative expense. For the year ended February 28, 1998, $24.5 million relating to the write down of Company inventory made redundant and discontinued as a result of the acquisition of DNPG has been reclassified from special charges to cost of sales. For the year ended February 28, 1997 the amounts reclassified to cost of sales represented the write down of $20.3 million of inventory that was duplicative and/or rendered obsolete as a result of the acquisitions of ZeitNet, Network Express and Netlink. The amounts reclassified to SG&A represented $3.4 million for customer warranty costs, $2.8 million for contract termination, $1.5 million for stay bonuses and $7.3 million for other costs that were attributable to the businesses acquired during the year ended February 28, 1997. These reclassifications had no impact on the quarter ended May 31, 1998.

The   following   is  a  summary  of  the  effects  of  the   restatements   and
reclassifications on special charges and net income (loss) for the three months ended May 31, 1998:

(in thousands)

Special charges, as originally reported              $163,550

    Reduction of special charges associated with
       the acquisition of Yago                        (10,000)
    Reclassification to cost of sales associated
       the acquisition of Yago                         (3,550)
                                                      -------

Special charges, as restated                         $150,000
                                                     ========

                                                                   Three Months Ended
                                                                        May 31,
(in thousands, except per share amounts)                         1998            1997
                                                                 ----            ----
Net income (loss), as originally reported                       $(152,300)     $ 58,824
    Reduction of special charges associated with
       the acquisition of Yago, net of tax expense
       of $3.9 million                                              6,110           ---
    Increase in amortization charges, related to the
       acquisition of DNPG, of intangible assets,
       net of tax benefit of $1.7 million                          (2,628)          ---
    Recognition of integration costs, related to the
       acquisition of DNPG, as incurred, net of tax
       benefit of $2.0 million                                     (3,774)          ---
    Recognition of stock rotation costs, related to
       the acquisition of DNPG, net of tax benefit
       of $1.0 million                                             (1,977)
    Recognition of inventory obsolescence, related
       to the acquisition of ZeitNet, upon disposal of
       inventory, net of tax benefit of $2.0 million                  ---        (3,954)
                                                                   -------       -------

Net income (loss), as restated                                  $(154,569)      $54,870
                                                                ==========      =======

Net income (loss) per share - basic,
    as originally reported                                         ($0.93)        $0.38
                                                                   =======        =====
Net income (loss) per share - diluted,
    as originally reported                                         ($0.93)        $0.37
                                                                   =======        =====
Net income (loss) per share - basic,
    as restated                                                    ($0.95)        $0.35
                                                                   =======        =====
Net income (loss) per share - diluted,
    as restated                                                    ($0.95)        $0.34
                                                                   =======        =====

The effect of the restatement on the consolidated balance sheet as of May 31, 1998 is as follows:

                                                        As Originally          As
(in thousands)                                             Reported         Restated
                                                        -------------      ----------

Inventories                                                $ 271,470        $ 281,470
Deferred income taxes                                         77,988           30,226
Prepaid expenses and other assets                             88,042           91,511
Total current assets                                         982,693          948,400
Intangible assets                                             51,551          171,865
Total assets                                               1,567,617        1,653,638
Accrued expenses                                             234,299          229,517
Total current liabilities                                    420,849          416,067
Total liabilities                                            565,435          557,669
Retained earnings                                            533,523          627,310
Total stockholders' equity                                 1,002,182        1,095,969
Total liabilities and stockholders' equity                $1,567,617       $1,653,638


2. New Accounting Standards

Effective March 1, 1998, the Company adopted Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income" (SFAS 130) which establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. For the Company, comprehensive income includes net income (loss), unrealized gains and losses from foreign currency translation and unrealized gains and losses on available for sale securities. Prior periods presented for comparative purposes have been formatted to comply with the requirements of SFAS 130.

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

3. Inventories

Inventories consist of:
(in thousands)
                                        May 31,        February 28,
                                         1998             1998
                                       --------        ------------
Raw materials                          $ 57,241          $ 70,415
Work in process                          10,165            24,521
Finished goods                          214,064           214,731
                                       --------          --------
Total inventories                      $281,470          $309,667
                                       ========          ========

4. Business Combination

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


                                                                        Per
                                         Net                           Share
Period ended May 31, 1998           Income (Loss)       Shares         Amount
-------------------------           -------------       ------        -------
Basic net loss per share              ($154,569)       163,394        ($0.95)
Net additional common shares
  upon exercise of common stock
  options                                                  ---
                                                       -------
Diluted net loss per share            ($154,569)       163,394        ($0.95)
                                       ========        =======         =====

Period ended May 31, 1997
Basic net income per share              $54,870        156,857         $0.35
Net additional common shares
  upon exercise of common stock
  options                                                2,646
                                                       -------
Diluted net income per share            $54,870        159,503         $0.34
                                        =======        =======         =====

At May 31, 1998, stock options outstanding were not included in the calculations of diluted earnings (loss) per share because the effects were anti-dilutive.

6.       Comprehensive Income (Loss)

The Company's total comprehensive income (loss) was as follows:
(in thousands)
                                                    Period ended
                                          May 31, 1998         May 31, 1997
                                          ------------         ------------

Net income (loss)                          ($154,569)              $54,870
Other comprehensive income:
     Currency translation adjustment           1,348                  (132)
                                           ----------              --------
Total comprehensive income (loss)          ($153,221)              $54,738
                                           ==========              =======

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

Gross profit as a percentage of net sales in the first quarter of fiscal 1999 decreased to 40.9% from 56.0% for the first quarter of fiscal 1998. The decrease was primarily due to pricing pressures on the Company's products, especially in foreign markets which traditionally carry a higher margin than products sold in the United States. Other secondary factors causing a decrease in the Company's gross profit margin in the quarter were (i) inventory expenses associated with management's recent decision to narrow the Company's product offerings, and (ii) sales of DNPG products which carry a lower margin than the Company's products.

Research and development expenses in the first quarter of fiscal 1999 increased 24.3% to $54.2 million from $43.6 million in the first quarter of fiscal 1998. The increase in research and development spending reflected the additional software and hardware engineers gained in the recent DNPG and associated costs related to development of new products. Research and development spending as a percentage of net sales increased to 14.8% from 12.0% in the first quarter of fiscal 1998.

Selling, general and administrative ("SG&A") expenses in the first quarter of fiscal 1999 increased 32.0% to $106.8 million from $80.9 million in the first quarter of fiscal 1998. The increase in SG&A expenses was due predominately to the increase in sales and technical personnel and costs in connection with the DNPG acquisition. In comparison to the fourth quarter of fiscal 1998, SG&A expense decreased by 4.6% or $5.2 million due to realignment of duplicate functions.

In connection with the acquisition of Yago, the Company recorded a special charge of $150.0 million for in-process research and development.

Net interest income in the first quarter of fiscal 1999 decreased $1.0 million to $3.8 million, as compared to $4.8 million in the same quarter of fiscal 1998. The decrease reflects lower cash balances due to cash spent in the acquisition of DNPG.

Loss before income taxes was $157.5 million in the first quarter of fiscal 1999 compared to income before income taxes of $83.4 million in the first quarter of fiscal 1998. The decrease in income before income taxes was due primarily to the special charge of $150.0 million for the acquisition of Yago and, secondarily, lower margins and higher expenses. Excluding the special charge, loss before income taxes was $7.5 million in the quarter.

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

Net accounts receivable increased slightly by $8.2 million to $249.4 million at May 31, 1998 from $241.2 million at February 28, 1998. Average day sales outstanding were 61 days at May 31, 1998 compared to 78 days at February 28, 1998. The decrease in day sales outstanding was due primarily to the use of product credits by Digital and, secondarily, to the increased collection efforts of the Company. Digital's use of product credits reduces day sales outstanding because the Company deems purchases paid in product credits to be collected immediately.

The Company has historically maintained higher levels of inventory than its competitors in the LAN industry in order to implement its policy of shipping most orders requiring immediate delivery within 24 to 48 hours. Worldwide inventories at May 31, 1998 were $281.5 million, or 117 days of inventory, compared to $309.7 million, or 157 days of inventory at the end of the prior fiscal year. Inventory turnover was 3.1 turns at May 31, 1998, compared to 2.3 turns at February 28, 1998. Inventories decreased and inventory turnover increased due both to improved inventory control performance and increasing reserves for inventory in connection with reducing the scope of the Company's product offerings.

Capital  expenditures  for the first  three  months of  fiscal  1999 were  $13.6 million compared to $26.6 million for the same period of the preceding year. Capital expenditures included approximately $8.3 million for equipment costs, of which $5.4 million was for computer and computer related equipment, and $1.8 million represented upgrades to manufacturing.

Current liabilities at May 31, 1998 were $416.1 million compared to $452.4 million at the end of the prior fiscal year. This decrease was mainly due to the use of product credits by Digital (which are recorded as a liability by the Company) and the timing of disbursements.

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

Network Products Group of Digital Equipment Corp.

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

[b] Exhibit 10.1 Employment agreement for John d'Auguste (filed with the original Form 10-Q).

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                              CABLETRON SYSTEMS, INC.
                                              -----------------------
                                              (Registrant)


July 15, 1999                         /s/ Piyush Patel
-------------                             ------------
         Date                             Piyush Patel
                                          Chairman, President, and
                                          Chief Executive Officer


July 15, 1999                         /s/ David J. Kirkpatrick
-------------                             --------------------
        Date                              David J. Kirkpatrick
                                          Corporate Executive Vice President of
                                          Finance and Chief Financial Officer

EXHIBIT INDEX
Exhibit                                                                   Page
    No.     Exhibit                                                        No.

11.1        Included in notes to consolidated financial statements         ---

10.1        Employment agreement between the Company and
               John d'Auguste dated April 1, 1998                          ---

Exhibit 10.1 is on file with the SEC and not included in this document.