Form 10-Q
period 1999-05-31
CABLETRON SYSTEMS INC
filed 1999-07-16
CIK 846909

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarterly Period Ended May 31, 1999

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-10228

                             CABLETRON SYSTEMS, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)



           Delaware                                             04-2797263
 ------------------------------                             ------------------
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

                                  YES - X NO -

As of June 30, 1999, there were 174,121,216 shares of the Registrant's common stock outstanding.

This document contains 18 pages

Exhibit index on page 34

                                      INDEX

                             CABLETRON SYSTEMS, INC.

                                                                          Page
                                                                          ----

   Facing Page                                                              1

   Index                                                                    2

   PART I. FINANCIAL INFORMATION

   Item 1. Consolidated Financial Statements

   Consolidated Balance Sheets - May 31, 1999 (unaudited) and
        February 28, 1999                                                   3

   Consolidated Statements of Operations - Three months ended
        May 31, 1999 and 1998 (unaudited)                                   4

   Consolidated Statements of Cash Flows - Three months ended
        May 31, 1999 and 1998 (unaudited)                                   5

   Notes to Consolidated Financial Statements -
        May 31, 1999 (unaudited)                                         6 - 8

   Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                        9 - 14

   PART II. OTHER INFORMATION

   Item 5. Other                                                           15

   Item 6. Exhibits and Reports on Form 8-K                                15

   Signatures                                                              16

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CABLETRON SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)


                                                            (unaudited)

                                                           May 31, 1999      February 28, 1999
                                                           ------------      -----------------


Assets
Current Assets:
     Cash and cash equivalents ..........................   $  129,392         $  159,422
     Short-term investments .............................       97,885            113,932
     Accounts receivable, net ...........................      220,605            216,793
     Inventories ........................................      216,657            229,512
     Deferred income taxes ..............................       53,492             60,252
     Prepaid expenses and other assets ..................       59,090             60,510
                                                            ----------         ----------
          Total current assets ..........................      777,121            840,421
                                                            ----------         ----------
Long-term investments ...................................      237,635            202,984
Long-term deferred income taxes .........................      158,375            135,197
Property, plant and equipment, net ......................      172,052            188,479
Intangible assets .......................................      188,547            199,419
                                                            ----------         ----------
           Total assets .................................   $1,533,730         $1,566,500
                                                            ==========         ==========

Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable ...................................   $  120,377         $  121,580
     Current portion of long-term obligation ............       96,866            129,747
     Accrued expenses ...................................      225,670            218,149
                                                            ----------         ----------
          Total current liabilities .....................      442,913            469,476
Long-term deferred income taxes .........................       12,199              7,191
                                                            ----------         ----------
Total liabilities .......................................      455,112            476,667
                                                            ----------         ----------

Stockholders' equity:
     Preferred stock, $1.00 par value. Authorized
       2,000 shares; none issued ........................         ---                 ---
     Common stock $0.01 par value. Authorized
       240,000 shares; issued and outstanding 173,649
       and 172,184, respectively ........................        1,736              1,722
     Additional paid-in capital .........................      562,775            551,232
     Retained earnings ..................................      513,962            536,487
                                                            ----------         ----------
                                                             1,078,473          1,089,441
     Accumulated other comprehensive income..............          145                392
                                                            ----------         ----------
           Total stockholders' equity ...................    1,078,618          1,089,833
                                                            ----------         ----------
           Total liabilities and stockholders' equity ...   $1,533,730         $1,566,500
                                                            ==========         ==========

          See accompanying notes to consolidated financial statements.

CABLETRON SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

                                                        (unaudited)
                                                     Three Months Ended
                                                           May 31,
                                                    1999            1998
                                                    ----            ----

Net sales ....................................   $ 349,533       $ 365,747
Cost of sales ................................     212,615         216,112
                                                 ---------       ---------
     Gross profit ............................     136,918         149,635
                                                 ---------       ---------
Operating expenses:
     Research and development ................      50,797          54,209
     Selling, general and administrative .....     102,362         106,786
     Special charges .........................      23,736         150,000
                                                 ---------       ---------
         Total operating expenses ............     176,895         310,995
                                                 ---------       ---------
         Loss from operations ................     (39,977)       (161,360)

Interest income ..............................       4,068           3,839
                                                 ---------       ---------
         Loss before income tax benefit.......     (35,909)       (157,521)
Income tax benefit ...........................      13,384           2,952
                                                 ---------       ---------
Net loss .....................................   ($ 22,525)      ($154,569)
                                                 =========       =========
Net loss per share:
     Basic ...................................   ($   0.13)      ($   0.95)
                                                 =========       =========
     Diluted .................................   ($   0.13)      ($   0.95)
                                                 =========       =========
Weighted average number of shares outstanding:
     Basic ...................................     173,090         163,394
                                                 =========       =========
     Diluted .................................     173,090         163,394
                                                 =========       =========






          See accompanying notes to consolidated financial statements.

CABLETRON SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                             (unaudited)
                                                                          Three Months Ended
                                                                                May 31,
                                                                           1999          1998
                                                                           ----          ----


Cash flows from operating activities:
   Net loss .........................................................   ($ 22,525)   ($154,569)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
       Depreciation and amortization ................................      28,855       23,246
       Provision for losses on accounts receivable ..................      (1,407)         987
       Deferred taxes ...............................................       2,056        8,117
       Loss on disposal of property .................................          64          399
       Asset impairment .............................................       6,000          ---
       Purchased research and development from acquisition ..........         ---      150,000
       Other ........................................................         603          ---
       Changes in assets and liabilities:
          Accounts receivable .......................................      (6,450)      (9,898)
          Inventories ...............................................      12,237       28,095
          Prepaid expenses and other assets .........................      (1,590)        1,041
          Accounts payable and accrued expenses .....................     (34,063)     (60,642)
          Income taxes payable ......................................         (81)      (3,152)
                                                                        ---------    ---------
      Net cash used in operating activities .........................     (16,301)     (16,376)
                                                                        ---------    ---------
Cash flows from investing activities:
   Capital expenditures .............................................      (9,448)     (13,618)
   Cash received in business acquisition ............................         ---          317
   Purchase of available-for-sale securities ........................     (20,076)     (24,528)
   Purchase of held-to-maturity securities ..........................    (128,465)     (12,282)
   Maturities of marketable securities ..............................     138,888       44,982
                                                                        ---------    ---------
      Net cash used in investing activities .........................     (19,101)      (5,129)
                                                                        ---------    ---------
Cash flows from financing activity:
   Proceeds from stock option exercise ..............................       2,381          972
   Common stock issued to employee stock
     purchase plan ..................................................       3,418          ---
                                                                        ---------    ---------
      Net cash provided by financing activity .......................       5,799          972
                                                                        ---------    ---------
Effect of exchange rate changes on cash .............................        (427)          63
                                                                        ---------    ---------
Net decrease in cash and cash equivalents ...........................     (30,030)     (20,470)
Cash and cash equivalents, beginning of period ......................     159,422      207,078
                                                                        ---------    ---------
Cash and cash equivalents, end of period ............................   $ 129,392    $ 186,608
                                                                        =========    =========
Cash paid during the period for:
   Income taxes .....................................................   $   2,452    $   2,131
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

2. New Accounting Standards

In December 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position (SOP) 98-9, "Modification of Software Revenue Recognition" which requires recognition of revenue using specific methods and amends SOP 98-4 (Deferral of the Effective Date of a Provision of SOP 97-2) and amends certain paragraphs of SOP 97-2. The Company adopted SOP 98-9 for its year ending February 28, 2000, beginning on March 1, 1999. The adoption of SOP 98-9 did not have a material impact on the Company's results of operations for the quarter ended May 31, 1999.

In June 1998, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) which requires companies to record derivative instruments on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 will be effective for the Company's first quarter of fiscal year ending February 28, 2002. Management is currently evaluating the potential effects of this pronouncement on its consolidated financial statements. At this time, management does not expect the impact to be significant.

3. Inventories

Inventories consist of:
(in thousands)
                                        May 31,        February 28,
                                         1999             1999
                                       --------        ------------
Raw materials                          $ 63,303          $ 64,603
Work in process                          11,925            16,033
Finished goods                          141,429           148,876
                                       --------          --------
Total inventories                      $216,657          $229,512
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

Cabletron recorded the cost of the acquisition at approximately $165.7 million, including direct costs of $2.6 million. This acquisition has been accounted for under the purchase method of accounting. The cost represents 11.5 million shares at $14.1875 per share, in addition to direct acquisition costs. Based on an independent appraisal, $150.0 million of the purchase price was allocated to in-process research and development. Accordingly, Cabletron recorded special charges of $150.0 million for this in-process research and development, at the date of acquisition. The excess of cost over net assets acquired was allocated to goodwill and other intangible assets. A total of $16.3 million was allocated to goodwill and other intangible assets and is being amortized on a straight-line basis over a period of 5 - 10 years. Cabletron's consolidated results of operations include the operating results of Yago from the acquisition date.


5. EPS Reconciliation

The basic and diluted loss per common share computations for the Company's reported net loss, at May 31, 1999 and 1998, used the same numerators and denominators as the dilutive securities outstanding were not included in the calculations of diluted loss per share because the effects were anti-dilutive. For May 31, 1999 and 1998, stock options to purchase shares of common stock totaling 3.7 million and 0.5 million, respectively, were outstanding but were not included in the calculation of diluted earnings per share since the effect was anti-dilutive. In addition, the effect of the 5.5 million shares that may be issued related to the acquisition of Yago, as of the end of the quarters ended May 31, 1999 and 1998, was not included since the effect was anti-dilutive.

6. Comprehensive Income (Loss)

The Company's total comprehensive income (loss) was as follows:
(in thousands)
                                                    Period ended
                                          May 31, 1999         May 31, 1998
                                          ------------         ------------

Net loss                                    ($22,525)            ($154,569)
Other comprehensive income:
   Unrealized gain/(loss) on
      available-for-sale securities             (241)                  ---
   Foreign currency translation
      adjustment                                  (6)                1,348
                                            ---------            ----------
Total comprehensive income (loss)           ($22,772)            ($153,221)
                                            =========            ==========

7. Restructuring Charges

On March 23, 1999, the Company announced a global restructuring initiative and recorded special charges of $23.7 million in the quarter ended May 31, 1999. Approximately $6.0 million of these charges relate to asset impairments, $11.6 million relates to employee termination and severance costs, and $6.1 million to exit costs. These charges were recognized to reflect the planned closure of a manufacturing facility in Ohio, the planned closure or divestiture of approximately 40 sales offices worldwide, the planned net reduction of approximately 1,000 individuals of the Company's global workforce, principally of manufacturing, distribution and targeted headcounts impacting most functions within the Company, the planned consolidation and outsourcing of certain manufacturing operations and the write-off of certain assets that would not be required subsequent to the restructuring. These actions are expected to be completed prior to February 28, 2000. As of May 31, 1999, approximately 65 employees were terminated and approximately $0.4 million was paid in accordance with the Company's severance plan. No other payments or charges were recorded during the quarter ended May 31, 1999. $6.0 million of the charges is reflected as a credit to property, plant and equipment, at May 31, 1999.

8. Segment and Geographical Information

The  Company  provides  a broad  product  line  and  services  for the  computer networking industry. Substantially all revenues result from the sales of hardware and software products and professional services (training, installation, maintenance, etc.). The Company's reportable segments are based on geographic area. All intercompany revenues and expenses are eliminated in computing revenues and operating income. Operating income excludes interest income, interest expense, taxes and special charges. Long-lived assets consist primarily of the net book value of property, plant and equipment and long-term investments and the long-term investments were attributable to the United States. The Other segment includes Canada and Latin America.

All revenue amounts are based on product shipment destination and asset balances are based on location. The United States operating income amount for the quarter ended May 31, 1999 excludes the $23.7 million charge related to the restructuring initiative announced during the quarter. The United States operating income in the quarter ended May 31, 1998 excludes the $150.0 million of special charges related to the Yago acquisition that was completed during the quarter ended May 31, 1998.



(in thousands)

                                                    Quarter ended May 31,
                                                    1999             1998
                                                    ----             ----

Sales to unaffiliated customers (trade):
   United States                              $  240,033        $  196,745
   Europe                                         78,612           120,863
   Pac Rim                                        23,852            35,150
   Other                                           7,036            12,989
                                              ----------        ----------
Total trade sales                             $  349,533        $  365,747
                                              ----------        ----------

Operating income (loss):
   United States                              $      923        $  (28,470)
   Europe                                        (12,615)           16,529
   Pac Rim                                        (3,010)            1,906
   Other                                          (1,539)           (1,325)
                                              -----------       -----------
Total operating income (loss)                 $  (16,241)       $  (11,360)
                                              -----------       -----------

Assets:
   United States                              $  994,069        $  957,376
   Europe                                        462,015           584,558
   Pac Rim                                        50,321            63,010
   Other                                          27,325            48,694
                                              ----------        ----------
Total assets                                  $1,533,730        $1,653,638
                                              ----------        ----------

Long-lived assets:
   United States                              $  383,992        $  335,740
   Europe                                         17,152            20,914
   Pac Rim                                         5,511             6,711
   Other                                           3,032             2,700
                                              ----------        ----------
Total long-lived assets                       $  409,687        $  366,065
                                              ----------        ----------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cabletron Systems' worldwide net sales in the first quarter of fiscal 2000 (the three month period ended May 31, 1999) were $349.5 million, a decrease of 4.4% from net sales of $365.7 million for the first quarter of fiscal 1999. Net sales within the United States (domestic) increased $43.3 million or 22.0% from $196.7 million or 53.8% of total net sales in the quarter ended May 31, 1998 to $240.0 million or 68.7% of total net sales for the quarter ended May 31, 1999. Domestic net sales increased due to a higher volume of sales of switched media products more than offsetting the decreases in sales of shared media products. Worldwide sales of switched products increased approximately $27.2 million, or 14%, to $224.7 million in the first quarter of fiscal 2000 compared to $197.5 million in the first quarter of fiscal 1999. The increase in sales of switched products was largely due to the SmartSwitch Router products, technology acquired in the Yago acquisition, being sold during the entire first quarter of fiscal 2000. These products were introduced during the first quarter of fiscal 1999 and were sold only during a part of the first quarter of fiscal 1999. This increase was offset by a $28.5 million decrease in sales of shared media products to $26.4 million in the first quarter of fiscal 2000 compared to $54.9 million in the same quarter of fiscal 1999, a decline of approximately 52%. The Company expects sales of its shared media products to continue to decrease this fiscal year as customers continue to migrate from shared media products to the newer switched technology products. Sales of software, professional services and other decreased $14.9 million to $98.4 million in the first quarter of fiscal 2000 as compared to $113.3 million in the same quarter of fiscal 1999. An increase in training and professional services revenues was more than offset by decreased sales of DNI cards and other miscellaneous products.

International sales were $109.5 million or 31.3% of net sales in the first quarter of fiscal 2000 as compared to $169.0 million or 46.2% of net sales for the same period in fiscal 1999, a decrease of $59.5 million or 35%. The decrease in international sales was largely a result of lower than expected sales to resellers and distributors in Europe and the Pac Rim region. Sales to Europe decreased 35.0% and sales to the Pac Rim region decreased 32.1%. An additional factor contributing to the decline in international sales was lower purchases by Compaq for its international locations in the quarter.

Gross profit as a percentage of net sales in the first quarter of fiscal 2000 decreased to 39.2% from 40.9% for the first quarter of fiscal 1999. The decrease was primarily due to a $15.2 million inventory write-off related to the discontinuations of several product lines. The decrease in the gross profit margin was partially offset by an increase of domestic sales, at higher margins than were achieved in the comparable period of the preceding year.

Research and development expenses in the first quarter of fiscal 2000 decreased 6.3% to $50.8 million from $54.2 million in the first quarter of fiscal 1999. The decrease in research and development spending reflected the savings achieved through the consolidation of staff from various R&D departments. Research and development spending as a percentage of net sales decreased to 14.5% from 14.8%.

Selling, general and administrative ("SG&A") expenses in the first quarter of fiscal 2000 decreased 4.1% to $102.4 million from $106.8 million in the first quarter of fiscal 1999. This slight decrease was a result of limited reductions in many expense categories, as the Company's initiatives to organize the Company along functional lines are implemented.

Special charges of $23.7 million were recorded in the first quarter of fiscal 2000, that related to the restructuring initiative that was undertaken during the quarter. These charges were recognized to reflect the planned closure of a manufacturing facility in Ohio, the planned closure or divestiture of approximately 40 sales offices worldwide, the planned net reduction of approximately 1,000 individuals of the Company's global workforce, principally of manufacturing, distribution and targeted headcounts impacting most functions within the Company, the planned consolidation and outsourcing of certain manufacturing operations and the write-off of certain assets that would not be required subsequent to the restructuring. This initiative is intended to reduce the expense structure of the Company; lower cost of goods sold; increase cash reserves; provide higher return on assets and revenue per employee; enable aggressive asset reduction and consolidation initiatives and increase net income. These actions are expected to be completed prior to February 28, 2000. There is no assurance that the Company will acheive the intended benefits of the restructuring initiative. The benefits are subject to numerous risks that could impair the Company's ability to realize the expected benefits as soon as expected or ever. These risks include the possibility that the Company may encounter delays in consolidating certain facilities and in implementing planned workforce reductions; there may be additional unforeseen costs associated with relocations and employee severance and the need to maintain certain essential but underutilized facilities. These initiatives will require the dedication of management and other resources, which may result in a temporary disruption of the Company's businesss activities. Any such disruption could have a material adverse effect on the Company's results of operations. During the first quarter of fiscal 1999, the Company recorded a special charge of $150.0 million for in-process research and development, in connection with the acquisition of Yago.

Net interest income in the first quarter of fiscal 2000 increased $0.3 million to $4.1 million, as compared to $3.8 million in the same quarter of fiscal 1999. The increase reflects higher cash and investment balances during the first quarter of fiscal 2000.

Loss before income taxes for the first quarter of fiscal 2000 included a $23.7 million special charge related to the restructuring initiative compared to a $150.0 million special charge related to the acquisition of Yago during the first quarter of fiscal 1999. Excluding the impact of the special charges, loss before income taxes increased from $7.5 million, in the first quarter of fiscal 1999, to $12.2 million, in the first quarter of fiscal 2000. The additional loss was largely due to lower sales being partially offset by slightly lower expenses.

Excluding the effects of special charges, the Company's effective tax rate was 34.1% for the quarter ended May 31, 1999 compared to 39.3% for the quarter ended May 31, 1998. The Company did not record any tax benefit associated with the $150.0 million of special charges, recorded in the quarter ended May 31, 1998, as these charges related to non-deductible in-process research and development.


Liquidity and Capital Resources

Cash, cash equivalents, short and long-term investments decreased to $464.9 million at May 31, 1999 from $476.3 million at February 28, 1999. Net cash used in operating activities was $16.3 million in the quarter, compared to net cash used by operating activities of $16.4 million in the quarter ended May 31, 1998. The change in net cash used by operating activities at May 31, 1999 was primarily due to the timing of payments of vendor invoices. In the Company's acquisition of the networking division (DNPG) of Digital Equipment Corporation, the Company granted Digital $302.5 million (which was subsequently adjusted to $288.4 million) of product credits to be used by Digital to purchase products from the Company. In April 1998, Compaq Computer Corporation acquired Digital and Compaq assumed these product credits. When Digital, or its successor Compaq, uses product credits, the Company recognizes revenue but no cash is exchanged; rather the outstanding product credits are reduced. This has the effect of reducing the Company's cash provided by operating activities. The Company anticipates that the remaining product credits will be used up by the end of September 1999 and as a result the Company's ability to generate cash from operating activities should improve at that time.

Net accounts receivable increased slightly, by $3.8 million, to $220.6 million at May 31, 1999 from $216.8 million at February 28, 1999. Average day sales outstanding were 57 days at both May 31, 1999 and February 28, 1999. The Company has continued to sell its products to resellers and distributors, and is in the process of formalizing agreements with certain resellers and distributors that may have contractually stipulated payment terms. These terms may have longer payment terms than currently in effect and thus have the effect of increasing the Company's days sales outstanding. In addition, when Digital/Compaq uses product credits to purchase products, the Company deems the payment to have been made instantaneously. This has the effect of reducing the Company's days sales outstanding. When the product credits are used up, this will increase the net accounts receivable with Compaq and put upward pressure on the Company's days sales outstanding.

Worldwide inventories at May 31, 1999 were $216.7 million, or 92 days of sales, compared to $229.5 million, or 107 days of sales at the end of the prior fiscal year. Inventory turnover was 4.0 turns at May 31, 1999, compared to 3.4 turns at February 28, 1999. Inventories decreased and inventory turnover increased as a result of the Company's reduced scope of product lines and continued improvements in inventory controls.

Capital expenditures for the first three months of fiscal 1999 were $3.4 million compared to $13.6 million for the same period of the preceding year. More limited expenditures were required, in fiscal 2000, as the Company was able to more fully utilize assets through consolidating its facilities. Capital expenditures were principally related to purchases of computer and computer related equipment and leasehold improvements.

Current liabilities at May 31, 1999 were $442.9 million compared to $469.5 million at the end of the prior fiscal year. This decrease was mainly due to Compaq's use of its product credits. The remaining product credits legally expire on February 7, 2000, but the Company anticipates that they will be used up by September 1999. As of May 31, 1999, $96.9 million of product credits remained compared to $129.7 million of product credits at February 28, 1999.

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

The nature of the efforts to develop the acquired in-process technology into commercially viable products principally related to the completion of all planning, designing, prototyping, high-volume verification, and testing activities that were necessary to establish that the proposed technologies met their design specifications including functional, technical, and economic performance requirements. Anticipated completion dates for the projects in progress were expected to occur over the two years following the acquisition and the Company expected to begin generating the economic benefits from the technologies in the second half of 1998. Funding for such projects was expected to be obtained from internally generated sources. Expenditures to complete the MSR technology were expected to total approximately $10.0 million over such two year period.

To date, YAGO's results have not differed significantly from the forecast assumptions. YAGO released a fully featured MSR8000 in July 1998. The Company's R&D expenditures since the YAGO acquisition have not differed materially from expectations. The Company continues to work toward the completion of the projects underway at YAGO at the time of the acquisition. Most of the projects are on schedule (within 2 to 3 months of planned releases). The risks associated with these efforts are still considered significant and no assurance can be made that YAGO's upcoming products will meet market expectations.

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

Cost of sales was estimated based on YAGO's internally generated projections and discussions with management regarding anticipated gross margin improvements. Due to the market opportunities in the Gigabit Ethernet arena and YAGO's unique product architecture substantial gross margins were expected through 2000. Thereafter, gross margins were expected to gradually decline as competition increased. Cost of sales was projected to average approximately 47.5 percent through 2003. SG&A expenses (including depreciation), was projected to remain constant as a percentage of sales at approximately 23 percent. R&D expenditures were projected to decrease as a percentage of sales as the in-process projects were completed. R&D expenditures were expected to peak in 1998 at 7.1 percent of sales, decline, and then level out at 5.0 percent of sales in 2000 and thereafter.

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

Other acquisitions

The Company has previously disclosed its methodology used in determining the value of in-process research and development acquired in certain of its acquisitions. The Company used numerous assumptions in valuing the acquired technologies. Where significant, the Company intends to periodically provide updates to these assumptions.

To date, DNPG's results have not differed significantly from the forecast assumptions. The Company continues to work toward the completion of the projects acquired from the DNPG. Most of the projects are on schedule. The Company has completed some software and hardware enhancements to the former DNPG line of switches, but is still working on the major tasks related to the Gigaswitch ATM/FDDI products. The first version of the software for the platform of the Gigaswitch Ethernet was released in August 1998. The VNswitch is still under development and the initial version is expected to be released sometime in the next quarter. In the Hub family of products the Company is expected to release a major upgrade to the MS900 within several months. The Company has released an upgrade to the DSR functionality, but significant efforts are still underway. The risks associated with these efforts are still considered high and no assurance can be made that DNPG's upcoming products will meet market expectations.


Year 2000

The Year 2000 problem generally results from the use in computer hardware and software of two digits rather than four digits to define the applicable year. Absent corrective measures, a computer program that has date-sensitive software may recognize the date using "00" as 1900 instead of 2000, which may create processing ambiguities that can cause errors and system failures. As is true for most companies, the Year 2000 problem creates a risk for the Company. If Cabletron's products, internal systems or the systems of its suppliers do not correctly recognize date information when the year changes to 2000, there could be an adverse impact on the Company's operations.

The Company initiated a Year 2000 project (the Project) to analyze the impact of the Year 2000 date change on the Company's family of networking products and its mission-critical business processes. "Mission-critical" business processes are those functions whose loss would cause an immediate stoppage of or significant impairment to the Company's operations. Implementation of the Project is supervised by a dedicated Year 2000 Project Management Office, which reports its progress to an Executive Steering Committee. Each operating division of the Company is applying procedures specific to it that are part of the overall Project. Cabletron also has engaged outside consultants and external resources to help formulate and evaluate the Project.

The Company is actively implementing the Project, which will be modified as events warrant. The Project uses a five phase approach to address and evaluate Year 2000 issues: 1) conducting an inventory of Year 2000 items; 2) assigning priorities to identified items and assessing the effects of Year 2000 problems on the mission-critical functions of the Company; 3) remediation of systems, software and embedded systems not Year 2000 ready; 4) testing mission-critical systems; and 5) designing and implementing contingency plans.

The Project realizes that outside suppliers that provide mission-critical services and supplies ("Key Suppliers") have the potential to adversely affect the Company's business. Cabletron does not have control of these Key Suppliers. However, the Project includes an ongoing process of identifying and contacting Key Suppliers whose services and products may have a substantial effect on the Company's mission-critical business processes. Cabletron will make reasonable attempts to coordinate with these Key Suppliers to obtain assurances that they will be Year 2000 ready before January 1, 2000.

The Project has identified four areas of exposure within the Company with respect to the Year 2000: the internal information technology systems used to run the Company's business; production, manufacturing, design and engineering equipment and facilities; the Company's Key Suppliers; and Cabletron Products.

Internal Information Systems

The Company has completed the inventory and assessment phases of its internal information technology, including its main financial, manufacturing and order processing systems. Cabletron expects to complete remediation and testing of these systems by the end of October 1999, and does not currently expect any significant issues to be identified during the completion of these phases. However, the failure of any internal system to achieve Year 2000 readiness could disrupt the Company's ability to conduct its business or record transactions, which could adversely affect results of operations or financial condition.

Equipment and Facilities

The Company has largely completed the inventory and assessment phases of its mission-critical equipment, including manufacturing, designing and engineering equipment. Cabletron expects to complete the remediation and testing phases by the end of September 1999. Failure of equipment caused by a Year 2000 problem could result in disruptions in the Company's manufacturing, design, production and shipping capabilities and could adversely affect the Company's results of operations and financial condition.

The Company is also assessing the Year 2000 readiness of the facilities it occupies, with priority being placed on the facilities it owns and the leased property that house large numbers of Cabletron employees. The Company expects to complete its remediation efforts by September 1999. These facilities are critical to operations and any delays in achieving Year 2000 readiness with respect to these facilities could adversely affect the Company's results of operations or financial condition.

Key Suppliers

The Project has assessed it mission critical suppliers and sent surveys to all Key Suppliers. The evaluation process includes compliance inquiries and reviews that will continue throughout 1999. Where issues are identified with a particular Key Supplier, contingency plans will be developed. Even where assurances are received from third parties there remains a risk that failure of systems and products of other companies on which Cabletron relies could have a material adverse effect on the Company. Further, if these Key Suppliers fail adequately to address the Year 2000 issue for the products they provide to Cabletron, critical materials, products and services may not be delivered in a timely manner, which could adversely affect the Company's results of operations or financial condition.

Cabletron Products

The Company has conducted extensive work regarding the status of its current, developing and installed base of products. The Company has published a list of its major products indicating their status of Year 2000 compliance. This list is available on the Company's World Wide Web page (http://www.cabletron.com/year-2000) and is updated periodically. The Company believes that substantially all of its current hardware products are Year 2000 compliant. The Company believes that its older hardware products that are not Year 2000 compliant will continue to perform all essential and material functions after the year 2000 but may, in limited circumstances, incorrectly report the date of events (i.e., events on the network that are reported to a network management software package) after the year 2000. The Company believes that its current versions of Spectrum (Version 5.0), its network management platform, is Year 2000 compliant. Older versions of Spectrum are not Year 2000 compliant. The Company is offering upgrades for some, but not all, of the non-compliant products (both hardware and software) previously sold by the Company. For those non-compliant products with no upgrade available, the Company is offering customers the opportunity to purchase equipment offering equivalent functionality. Given that most non-compliant products previously sold will continue to perform their standard functions, the Company expects that many customers will decide not to replace those products. Despite the Company's efforts to date to identify the Year 2000 compliance of its current and installed base of products and the effects of any non-compliance, the Company cannot be sure that it has identified all areas of non-compliance or that any solutions it implements to address the non-compliance will prove satisfactory. Further, since all customer situations cannot be anticipated, particularly those involving third party products, the Company may experience an increase in warranty and other claims as a result of the Year 2000 transition. For these reasons, the impact of customer claims could have a material adverse impact on the Company's results of operations or financial condition.

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

Costs

Based on the work performed to date, the Company has not incurred material costs. The Company presently estimates it will incur between $15 and $18 million of costs, of which approximately 85% will be for capital expenditures, in connection with its Year 2000 efforts. This estimate is based on information gathered to date, and may be materially revised. If implementation of replacement systems is delayed, or if significant new non-compliance issues are identified, the Company's results of operations or financial condition could be materially adversely affected. Expectations about future Year 2000-related costs are subject to various uncertainties that could cause the actual results to differ materially from the Company's expectations, including the success of the company in identifying systems and programs that are not Year 2000 ready, the nature and amount of programming required to upgrade or replace each of the affected programs, the availability, rate and magnitude of related labor and consulting costs and the success of the Company's business partners, vendors and clients in addressing the Year 2000 issue.

Contingency Plans

Contingency plans are being developed in mission-critical areas, to ensure that any potential material business interruptions caused by the Year 2000 issue are mitigated. Preliminary contingency plans will be updated as the Project continues to refine and assess risk.

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

New Accounting Pronouncements

In December 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position (SOP) 98-9, "Modification of Software Revenue Recognition" which requires recognition of revenue using specific methods and amends SOP 98-4 (Deferral of the Effective Date of a Provision of SOP 97-2) and amends certain paragraphs of SOP 97-2. The Company adopted SOP 98-9 for its year ending February 28, 2000, beginning on March 1, 1999. The adoption of SOP 98-9 did not have a material impact on the Company's results of operations for the quarter ended May 31, 1999.

In June 1998, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) which requires companies to record derivative instruments on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 will be effective for the Company's first quarter of fiscal year ending February 28, 2002. Management is currently evaluating the potential effects of this pronouncement on its consolidated financial statements. At this time, management does not expect the impact to be significant.


ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company continues to be exposed to changes in interest rates and foreign currency exchange rates which may adversely affect its results of operations and financial position. Refer to the Company's Form 10-K for the year ended February 28, 1999 for additional information regarding quantitative and qualitative disclosures about market risk.

PART II. OTHER INFORMATION

Item 5.  Other

The Company previously announced plans to outsource its worldwide manufacturing to Celestica, Inc.. The Company has not changed its plans to outsource substantially all of its manufacturing; however, its approach has been modified. The Company is proceeding with a strategic relationship with Celestica, but the Company and Celestica have decided to begin with a smaller, simpler relationship than had originally been envisioned. The specific impact of these changes in the Company's strategy are: (i) the Company's Rochester, New Hampshire manufacturing operation will continue to be owned and operated by the Company; (ii) As originally planned, the Company's Ohio manufacturing operation will be closed and the manufacturing previously performed in Ohio will be phased out and transferred to the Company's Rochester, New Hampshire and Ireland manufacturing facilities; and (iii) the Company's Ireland manufacturing operation will continue to be owned and operated by the Company and Celestica will not play any role in the operation of the Ireland operations. Finally, the Company is currently considering the option of engaging another first-tier manufacturer to assume a substantial piece of its manufacturing in order to optimize competitiveness among manufacturers and eliminate a single point of failure.




Item 6. Exhibits and Reports on Form 8-K.

[a] There were no reports on Form 8-K filed during the quarter ended May 31, 1999.

[b] Exhibit 10.19 Employment agreement for Piyush Patel.

    Exhibit 10.20 Employment agreement for Romulus Pereira.

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
        Date                              David J. Kirkpatrick
                                          Corporate Executive Vice President of
                                          Finance and Chief Financial Officer

EXHIBIT INDEX
Exhibit                                                                   Page
    No.     Exhibit                                                        No.

 11.1        Included in notes to consolidated financial statements         ---
10.19        Employment Agreement with Piyush Patel                         19
10.20        Employment Agreement with Romulus Pereira                      26

                                  EXHIBIT 10.19


                             CABLETRON SYSTEMS, INC.

                              Employment Agreement


AGREEMENT dated as of February 23, 1998 by and between Cabletron Systems, Inc. ("Parent"), a Delaware corporation with an address at 35 Industrial Way, Rochester, New Hampshire 03867 and Piyush Patel, an individual residing at 864 Beaver Court, Fremont, California 94539 (the "Employee").

WHEREAS, Parent, together with its subsidiaries and affiliates (collectively and singularly as the context requires, the "Company"), is engaged in the business of developing, manufacturing, and selling products for use in computers and computer networks;

WHEREAS, Parent and Yago Systems, Inc., a Delaware corporation ("Yago"), have entered into an agreement (the "Merger Agreement") pursuant to which inter alia, a wholly owned subsidiary of Parent will merge with and into Yago; and

WHEREAS, Employee is, as of the date hereof, an employee of Yago, and Employee and the Parent desire to set forth the terms under which Employee shall be employed by the Company from and after the Effective Time (as defined in the Merger Agreement).

NOW, THEREFORE, in consideration of the foregoing premises and the mutual promises, terms, provisions and conditions set forth in this Agreement, the parties hereby agree as follows:


1. Employment. Subject to the terms and conditions set forth in this Agreement, the Company hereby offers and Employee hereby accepts employment, effective as of the Effective Time. If, prior to the Effective Time, the Merger Agreement shall be terminated, this Agreement shall automatically terminate and be without further force and effect.

2. Term. Subject to earlier termination as hereafter provided, Employee's employment hereunder shall commence at the Effective Time and continue for a period of eighteen (18) months. Forty-five (45) days prior to the expiration of the initial term of this Agreement or any extension thereof, Employee shall provide written notice to the Company of Employee's desire to extend the term of this Agreement for an additional one (1) year period, whereafter the Company shall have fifteen (15) days to either terminate this Agreement in accordance with the terms hereof or agree to extend this Agreement by delivering written notice to the Employee; provided, however, any failure by the Company to respond within the period set forth above shall result in the automatic extension of this Agreement for such additional one (1) year period. The "term" of this Agreement means the initial term and any extension thereof. Any continuation of Employee's employment with the Company after the term of this Agreement shall be at will; provided, however, that Employee's obligations under Sections 5 and 6 shall survive any termination or expiration or this Agreement and shall continue to bind Employee for the duration of Employee's employment with the Company.

3. Capacity and Performance.

3.1. Offices. During the term hereof, Employee shall hold such positions and shall perform such duties and responsibilities on behalf of the Company as may be designated from time to time by the Board of Directors of Parent (the
"Board"), the President of Parent (the "President"), or by their designees (collectively, the "Management").

3.2. Performance. During the term hereof, Employee shall be employed by the Company on a full-time basis and shall perform and discharge faithfully, diligently and to the best of his ability such other duties and responsibilities on behalf of the Company as may be designated from time to time by the Board. During the term hereof, the Employee shall devote Employee's full business time and best efforts, business judgment, skill and knowledge exclusively to the advancement of the business and interests of the Company and to the discharge of Employee's duties and responsibilities hereunder. Employee shall not engage in any other activities directly related to the business of the Company and determined by the Company to be detrimental to the best interests of the Company without the prior written consent of the Company. Nothing in this Agreement will prevent Employee from accepting speaking or presentation engagements in exchange for honoraria or from serving on boards of charitable organizations, or from owning no more than one percent (1%) of the outstanding equity securities of a corporation whose stock is listed on a national stock exchange.

4. Compensation and Benefits. As compensation for all services performed by Employee under and during the term hereof and subject to performance of Employee's duties and of the obligations of Employee to the Company, pursuant to this Agreement, including without limitation, Sections 5 and 6 of this Agreement, or otherwise:

4.1. Base Salary. During the term hereof, the Company shall pay Employee a base salary at the rate of $200,000 per annum, payable in accordance with the payroll practices of the Company for its employees and subject to increase from time to time by the Management, in its sole discretion (the "Base Salary").

4.2. Benefits. During the term hereof and subject to any contribution therefor generally required of employees of the Company, Employee shall be entitled to participate in any and all employee benefit plans from time to time in effect for employees of the Company generally. Such participation shall be subject to
(i) the terms of the applicable plan documents, (ii) generally applicable Company policies, and (iii) the discretion of Management or any administrative or other committee provided for in or contemplated by such plan. The Company may alter, modify, add to or delete its employee benefit plans at any time as it, in its sole judgment, determines to be appropriate, without recourse by Employee.

4.3. Vacations. During the term hereof, Employee shall be entitled to vacation in accordance with the Parent's vacation policy as in effect from time to time. Such vacation to be taken at such times and intervals as shall be determined by Employee, subject to the reasonable business needs of the Company. Employee shall be entitled to cash compensation for vacation time not taken during the term hereof to the extent approved by the Board or its Management in writing. For purposes of calculating the vacation for which Employee is eligible pursuant to Parent's vacation policy only, Employee's employment with Yago shall be deemed to be employment by the Company. In addition, up to two weeks of vacation accrued but not taken while an employee of Yago will be assumed by the Company.

4.4. Tax Withholding. All payments made by the Company under this Agreement shall be reduced by any tax or other amounts required to be withheld by the Company under applicable law.

4.5. Business Expenses. The Company shall pay or reimburse Employee for all reasonable, customary and necessary business expenses incurred or paid by Employee in the performance of Employee's duties and responsibilities hereunder, subject to any expense policy set by the Management and other restrictions on such expenses set by the Board and to such reasonable substantiation and documentation as may be specified by the Company from time to time.

5. Intellectual Property.

5.1. Assignment of Inventions. Subject to the provisions of this Section 5, Employee hereby assigns and agrees to assign to the Company, all rights, titles and interests in and to any inventions, formulae, data, programs, techniques, processes, ideas, algorithms, discoveries, designs, developments and improvements that Employee may make, reduce to practice, conceive, invent, discover, design or otherwise acquire, whether alone or with others, (i) during Employee's employment by Company, relating to the business, products, research or development (to the extent known by Employee) of the Company or (ii) required to be assigned to Yago under any agreement between Yago and Employee (collectively, "Inventions"). This Agreement does not apply to an Invention which qualifies fully as a nonassignable Invention under the provisions of
Section 2870 of the California Labor Code as follows: "THIS IS TO NOTIFY you in accordance with Section 2872 of the California Labor Code that the foregoing Agreement between you and the Company does not require you to assign or offer to assign to the Company any invention that you developed entirely on your own time without using the Company's equipment, supplies, facilities or trade secret information except for those inventions that either: (1) relate at the time of conception or reduction to practice of the invention to the Company's business, or actual or demonstrably anticipated research or development of the Company; or
(2) result from any work performed by you for the Company. To the extent a provision in the foregoing Agreement purports to require you to assign an invention otherwise excluded from the preceding paragraph, the provision is against the public policy of this state and is unenforceable. This limited exclusion does not apply to any patent or invention covered by a contract between the Company and the United States or any of its agencies requiring full title to such patent or invention to be in the United States."

Employee agrees that Inventions relating to the business, products, research or development (to the extent known by Employee) of the Company conceived or made by me while an employee of the Company belong to and are to be assigned to the Company, regardless of whether such Invention is reduced to practice during my employment or after termination thereof, and Employee agrees to disclose promptly in writing to the Company all such Inventions.

5.2. Confidential Information. Employee shall regard and preserve as confidential all Confidential Information. For the purposes hereof, "Confidential Information" shall mean any and all information of the Company that is not generally known by others with whom it competes or does business, or with whom it plans to compete or to do business. Subject to the foregoing limitation as to generally known information, Confidential Information includes, without limitation, information relating to (i) the development, research, testing, marketing and financial activities of the Company; (ii) any and all versions of the Company's proprietary computer software, hardware, firmware and documentation; (iii) other proprietary software, hardware, firmware, documentation and information created, developed, produced or distributed by the Company (including, without limiting the generality of the foregoing, any such software, hardware, firmware, documentation and information created, developed, produced, distributed or made known by the Company to Employee during the period of or arising out of Employee's service to the Company); (iv) the manner in which the Company operates, (v) the costs, sources of supply, financial performance and strategic plans of the Company, (vi) the identity and special needs of the customers or suppliers of the Company, (vii) confidential, proprietary or trade secret information submitted by the Company's suppliers, employees, consultants to or co-venturers with the Company for study, evaluation or use; (viii) the people and organizations with whom the Company has business relationships and the nature of those relationships; and (ix) the identities of employees of the Company.

Confidential Information shall not include any information that: (i) was or becomes generally known in the trade or business of the Company through no act of Employee or its employees, agents, or independent contractors; or (ii) has come into the possession of Employee from a third party who is under no obligation to maintain the confidentiality of such information.

Employee shall not, without written authority from the Company to do so, use for Employee's own benefit or purposes, or the benefit or purpose of any person or entity other than the Company, nor disclose to others, either during Employee's employment with the Company or at any time thereafter, except as required in the course of employment with the Company, any Confidential Information.

5.3. Works of Authorship. Employee agrees that any original works of authorship including, without limitation, all documents, blueprints, drawings, mask works and computer programs (including, without limitation, all software, firmware, object code, source code, documentation, specifications, revisions, supplements, modules, and upgrades) conceived, created, performed, or produced during the term of Employee's employment with the Company and all foreign and domestic, registered and unregistered, copyrights and mask work rights and applications for registrations therefor related to any such work of authorship, in each case, whether or not made during regular working hours, relating to the actual or (to the extent known to Employee) planned business, products, research or development of Company (collectively "Works of Authorship") shall be the exclusive property of the Company, as the case may be. To the extent that Employee has or obtains any right, title or interest in or to any Works of Authorship during the term of his employment, Employee hereby assigns and agrees to assign to the Company, as the case may be, all of such right, title and interest therein and thereto.

5.4. Disclosure. Employee shall promptly and fully disclose any and all Inventions and Works of Authorship to Employee's supervisor or such other person as the Company may designate for such purpose.

5.5. Further Assistance. Employee shall, during Employee's employment with the Company and at any time thereafter, upon the request of and at the expense of the Company, but at no additional compensation to Employee (except for time and direct expense if Employee is not employed at the Company at that time) do all acts and things, including, but not limited to, making and executing documents, applications and instruments and giving information and testimony, in each case, deemed by the Company form time to time, in its sole discretion, to be necessary or appropriate (i) to vest, secure, defend, protect or evidence the right, title and interest of the Company in and to any and all Inventions, Works of Authorship and Confidential Information; and (ii) to obtain for the Company in relation to all such letters patent, design registrations, copyrights, registrations and/or mask work registrations, in the United States and any foreign countries, and/or any reissues, renewals and/or extensions thereof.

5.6. Previous Obligations. Employee represents and warrants to the Company that Employee's assignment of Inventions or Works of Authorship will not be in violation of the provisions of any agreement between Employee and any previous employer (other than Yago), nor does Employee claim any existing title in any previous unpatented Inventions, developments, improvements or Work of Authorship within the scope of this Agreement (or that would have been within the scope of this Agreement had it been in effect during the term of Employee's employment by
Yago).

5.7. Return of Documents. All media on which any Inventions, Works of Authorship, or Confidential Information may be recorded or located, including, without limitation, documents, samples, models, blueprints, photocopies, photographs, drawings, descriptions, reproductions, cards, tapes, discs and other storage facilities (collectively "Documentation") made by Employee or that come into Employee's possession by reason of Employee's employment with the Company are the property of the Company, as the case may be, and shall be returned to the Company by Employee upon termination of employment. Employee will not deliver, reproduce, or in any way allow any Documentation to be delivered or used by any third party without the written direction or consent of a duly authorized representative of the Company.

6. Covenant Not to Compete.

6.1. Non-Compete. Employee covenants and agrees that for so long as he shall be employed by the Company, and for a period of eighteen (18) months after such termination of employment pursuant to this Agreement or otherwise (the "Non-Competition Period"), the Employee shall not, directly or indirectly, as principal, partner, agent, servant, employee, stockholder, or otherwise anywhere in the world, engage or attempt to engage in any business activity involving the design, manufacture, distribution or sale to LAN and/or WAN markets of gigabit ethernet switching and/or routing products (the "Competing Business"); provided, however, nothing in this Section 6.1 shall prevent Employee from accepting employment during the Noncompetition Period with a company involved in a Competing Business so long as Employee shall not directly or indirectly consult, assist or otherwise work in the division of such other company involving the Competing Business; provided, further, the Employee shall not under any circumstance accept employment during the Noncompetition Period with Cisco, Inc. 3Com, Inc. and Bay Networks, Inc. The foregoing shall not prohibit Employee or his spouse or children and from owning beneficially any publicly traded security, so long as the beneficial ownership by them, when combined with the beneficial ownership of such publicly traded security of any group (as the term is used in Section 13(D) of the Securities Exchange Act of 1934) of which any of them is a member constitutes (x) less than Five Percent (5%) of the class of such publicly traded security or (y) less than Five Percent (5%) of the voting power of all outstanding securities of the issuer of such security.

6.2. Non-Solicitation. Employee agrees that for as long as he or she is employed by the Company and through the Non-Competition Period, Employee will not solicit, recruit, or induce any other person to solicit or recruit, any employee of the Company (including any person who was an employee of Yago) within the sixty (60) day period immediately preceding the date hereof or was an employee during the period of Employee's employment hereunder for one year following the end of such employee's employment with Yago or the Company, as the case may be, or otherwise induce any employee to leave the employment of the Company to become an employee of or otherwise be associated with a business with which Employee is associated.

Employee further agrees that during the Non-Competition Period, Employee will not, in competition with the Company, solicit business from any customer of the Company made known to Employee during his employment with the Company.

6.3. Reasonableness of Restrictions. Employee recognizes that the consideration to be paid and all other obligations of the Company to be performed pursuant to this Agreement are intended, in significant part, to secure Employee's agreement to the conditions of this Section 6, and Employee recognizes that the foregoing territorial and time limitations are reasonable and properly required for the adequate protection of the business of the Company and any Company Affiliates and that in the event that any such territorial or time limitation is deemed to be unreasonable by any California tribunal having jurisdiction, Employee agrees to submit to the reduction of either said territorial or time limitation to such an area or period as shall be deemed reasonable by such tribunal.

7. Termination of Employment and Severance Benefits. Notwithstanding the provisions of Section 2 hereof, Employee's employment hereunder shall terminate prior to the expiration of the term under the following circumstances:

7.1. Retirement or Death. In the event of Employee's retirement or death during the term hereof, Employee's employment hereunder shall immediately and automatically terminate. During the term hereof, Employee may elect to retire after the age of sixty-five with the prior written consent of the Board and, in that event, shall be paid any earned and unpaid Base Salary that is earned but unpaid prorated through the date of Employee's retirement. In the event of Employee's death during the term hereof, the Company shall pay to Employee's designated beneficiary or, if no beneficiary has been designated by Employee, to his estate, any earned and unpaid Base Salary, and accrued but unused vacation time that is earned but unpaid, pro-rated through the date of Employee's death.

7.2. Disability.

7.2.1. The Company may terminate Employee's employment hereunder, upon notice to Employee, in the event that Employee becomes disabled during Employee's employment hereunder through any illness, injury, accident or condition of either a physical or psychological nature and, as a result, is unable to perform substantially all of Employee's duties and responsibilities hereunder for either
(a) sixty (60) consecutive calendar days or (b) an aggregate of one hundred twenty (120) days during any period of three hundred and sixty-five (365) consecutive calendar days.

7.2.2. The Board may designate another employee to act in Employee's place during any period of Employee's disability. Notwithstanding any such designation, Employee shall continue to receive the Base Salary in accordance with Section 4.1 and benefits in accordance with Section 4.2, to the extent permitted by the then-current terms of the applicable benefit plans, until Employee becomes eligible for disability income benefits under the Company's disability income plan or until the termination of Employee's employment, whichever shall first occur. Upon termination of the Employee's employment under this Section the Company shall also pay to Employee any accrued, but unused vacation.

7.2.3. While receiving disability income payments under the Company's disability income plan, Employee shall not be entitled to receive any Base Salary under
Section 4.1, but shall continue to participate in Company benefit plans in accordance with Section 4.2 and the terms of such plans, until the termination of Employee's employment.

7.2.4. If any question shall arise as to whether during any period Employee is disabled through any illness, injury, accident or condition of either a physical or psychological nature so as to be unable to perform substantially all of Employee's duties and responsibilities hereunder, Employee may, and at the request of the Company shall, submit to a medical examination by a physician selected by the Company, to whom Employee or Employee's duly appointed guardian, if any, has no reasonable objection, to determine whether Employee is so disabled and such determination shall for the purposes of this Agreement be conclusive of the issue. If such question shall arise and Employee shall fail to submit to such medical examination, the Company's determination of the issue shall be binding on Employee.

7.3. By the Company for Cause. The Company may terminate Employee's employment hereunder for Cause at any time upon notice to Employee setting forth in reasonable detail the nature of such Cause. The following, as determined by the Board in its reasonable judgment, shall constitute Cause for termination:

7.3.1. Material breach of this Employment Agreement after Employee has received written notice of such breach and has not cured such breach within 30 days of receipt of such notice;

7.3.2. Dishonest or fraudulent conduct, a deliberate attempt to do an injury to Cabletron, or conduct that materially discredits Cabletron or is materially detrimental to the reputation of Cabletron, including conviction of a felony; or

7.3.3. Employee's incurable material breach of any element of the Cabletron's Confidential Information, Non-Compete and Invention Assignment Agreement, including without limitation, employee's theft or other misappropriation of the Company's proprietary information.

Upon termination of Employee's employment hereunder for Cause, the Company shall have no further obligation or liability to Employee, other than for Base Salary earned and unpaid at the date of termination as well as accrued but unused vacation.

7.4. By the Company Other than for Cause. The Company may terminate Employee's employment hereunder other than for Cause at any time upon notice to Employee. In the event of such termination, and provided that no comparable or better benefits are payable to Employee under a separate severance agreement or an executive severance plan as a result of such termination, then until the conclusion of a period equal to the remainder of the then-current term of this Agreement (the "Severance Period"), the Company shall (a) continue to pay Employee the Base Salary at the rate in effect on the date of termination and
(b) subject to any employee contribution applicable to Employee on the date of termination, shall continue to contribute to the cost of Employee's participation in the Company's group medical and dental insurance plans, provided that Employee is entitled to continue such participation under applicable law and plan terms, provided that if any salary and benefits are paid under this sentence, Employee shall not be entitled to any salary and benefits under any other severance agreement or executive severance plan. In addition, upon any termination of Employee pursuant to this Section 7.4, all shares of Common Stock and stock options of the Company owned or granted to Employee, as the case may be, shall vest immediately and any repurchase rights with respect thereto shall lapse. Further, if Employee is terminated pursuant to this Section
7.4 under any circumstance, including but not limited to, as part of a general layoff by the Company, the provisions of Section 6.1 shall have no force and effect.

7.5. By Employee for Good Reason. Employee may terminate Employee's employment hereunder for Good Reason, upon notice to the Company setting forth in reasonable detail the nature of such Good Reason. The following shall constitute Good Reason for termination by Employee:

7.5.1. Material diminution in the nature or scope of Employee's responsibilities, duties or authority; provided, however, the Company's failure to continue Employee's appointment or election as a director or officer of Parent or any of the subsidiaries or affiliates of Parent and any diminution of the business of the Company, including without limitation the sale or transfer of any or all of the assets of the Company, shall not constitute "Good Reason"; or

7.5.2. Material failure of the Company to provide Employee the Base Salary and benefits in accordance with the terms of Section 4 hereof, which failure is not cured within thirty (30) days written notice thereof by Employee to the Company.

7.5.3. Termination of Employee's employment as a result of Employee's refusal to consent the relocation of Employee's principal place of employment to more than 60 miles from Sunnyvale, California.

In the event of termination in accordance with this Section 7.5, and provided that no comparable or better benefits are payable to Employee under a separate severance agreement or an executive severance plan as a result of such termination, then until the end of the Severance Period, the Company shall (a) continue to pay Employee the Base Salary at the rate in effect on the date of termination and (b) subject to any employee contribution applicable to Employee on the date of termination, shall continue to contribute to the cost of Employee's participation in the Company's group medical and dental insurance plans, provided that Employee is entitled to continue such participation under applicable state and federal law and plan terms, provided that Employee is entitled to continue such participation under applicable law and plan terms, provided that if any salary and benefits are paid under this sentence, Employee shall not be entitled to any salary and benefits under any other severance agreement or executive severance plan. In addition, upon any termination of Employee pursuant to this Section 7.5, all shares of Common Stock and stock options of the Company owned or granted to Employee, as the case may be, shall vest immediately and any repurchase rights with respect thereto shall lapse.

7.6. By Employee Other than for Good Reason. Employee may terminate Employee's employment hereunder at any time upon thirty (30) days' notice to the Company, unless such termination would violate any obligation of Employee to the Company under a separate severance agreement. In the event of termination of Employee pursuant to this Section 7.6, Management may elect to waive the period of notice, or any portion thereof, and, if Management so elects, the Company will pay Employee his Base Salary for the notice period, plus any accrued, but unused vacation. If Employee shall voluntarily terminate Employee's employment hereunder, the Company shall have no further obligation or liability to Employee, other than for Base Salary earned and unpaid at the date of termination, accrued but unused vacation and as specifically set forth in
Section 8.1 hereof.

7.7. Post-Agreement Employment. In the event Employee remains in the employ of the Company or any of the Company Affiliates following termination of this Agreement, by the expiration of the term or otherwise, then such employment shall be at will.

8. Effect of Termination. The provisions of this Section 8 shall apply to termination due to the expiration of the term, pursuant to Section 7 or otherwise.

8.1. Payment by the Company of any Base Salary, accrued, but unused vacation and contributions to the cost of Employee's continued participation in the Company's group health and dental plans that may be due Employee in each case under the applicable termination provision of Section 7 shall constitute the entire obligation of the Company to Employee. Acceptance by Employee of performance by the Company shall constitute full settlement of any claim under this Agreement that Employee might otherwise assert against the Company, the Company Affiliates or any of their shareholders, directors, officers, employees or agents on account of such termination. Employee shall promptly give the Company notice of all facts necessary for the Company to determine the amount and duration of its obligations in connection with any termination pursuant to Section 7.4 or 7.5 hereof.

8.2.  Except for medical and dental  insurance  coverage  continued  pursuant to
Section 7.4 or Section 7.5 hereof, benefits shall terminate pursuant to the terms of the applicable benefit plans based on the date of termination of Employee's employment without regard to any continuation of Base Salary or other payment to Employee following such date of termination.

8.3. Provisions of this Agreement shall survive any termination if so provided herein or if necessary or desirable fully to accomplish the purposes of such provision, including without limitation the obligations of Employee under Sections 6 hereof. The obligation of the Company to make payments to or on behalf of Employee under Section 7.4, 7.5 or 7.6 hereof is expressly conditioned upon Employee's continued full performance of obligations under Sections 5 and 6 hereof. Employee recognizes that, except as expressly provided in Section 7.4 or 7.5, no compensation is earned after termination of employment.

9. Conflicting Agreements. Employee hereby represents and warrants that the execution of this Agreement and the performance of Employee's obligations hereunder will not breach or be in conflict with any other agreement to which Employee is a party or is bound and that Employee is not now subject to any covenants against competition or similar covenants that would affect the performance of Employee's obligations hereunder. Employee will not disclose to or use on behalf of the Company or any Company Affiliate any proprietary information of a third party without such party's consent.

10. Arbitration. Any dispute or claim arising out of or in connection with this Agreement will be finally settled by binding arbitration in San Jose, California in accordance with the rules of the American Arbitration Association by one arbitrator appointed in accordance with said rules. The arbitrator shall apply California law, without reference to rules of conflicts of law or rules of statutory arbitration, to the resolution of any dispute. Judgment on the award rendered by the arbitrator may be entered in any court having jurisdiction thereof. Notwithstanding the foregoing: (i) the parties may apply to any court of competent jurisdiction for preliminary or interim equitable relief, including injunctive relief, or to compel arbitration in accordance with this paragraph and (ii) Company may terminate Employee as set forth in Article 7, in each case without breach of this arbitration provision. Employee agrees that a remedy at law for any breach of the provisions of Sections 5 or 6 hereof may be inadequate and that Company or any Company Affiliate shall be entitled to injunctive relief, in addition to any other remedy it might have in the event of breach or threatened breach of the provisions of Sections 5 or 6 of this Agreement.

11. Assignment. Neither the Company nor Employee may make any assignment of this Agreement or any interest herein, by operation of law or otherwise, without the prior written consent of the other; provided, however, that the Company may assign its rights and obligations under this Agreement without the consent of Employee in the event that the Company shall hereafter affect a reorganization, consolidate with, or merge into, any other Person or transfer all or substantially all of its properties or assets to any other Person and such Person assumes the obligations of the Company hereunder. This Agreement shall inure to the benefit of and be binding upon the Company and Employee, their respective successors, executors, administrators, heirs and permitted assigns.

12. Severability. If any term or provision of this Agreement shall become or be declared illegal, invalid or unenforceable, such term or provision shall be divisible from this Agreement and shall be deemed to be deleted from this Agreement, provided that if such deletion substantially affects or alters the commercial basis of this Agreement the parties shall negotiate in good faith to amend and modify the terms and provisions of this Agreement to give effect to the original intent of the parties.

13. Waiver. No waiver of any provision hereof shall be effective unless made in writing and signed by the waiving party. The failure of either party to require the performance of any term or obligation of this Agreement, or the waiver by either party of any breach of this Agreement, shall not prevent any subsequent enforcement of such term or obligation or be deemed a waiver of any subsequent breach.

14. Notices. Any and all notices, requests, demands and other communications provided for by this Agreement shall be in writing and shall be effective when delivered in person or deposited in the United States mail, postage prepaid, registered or certified, and addressed to Employee at Employee's last known address on the books of the Company or, in the case of Parent, at its principal place of business, attention of President, or to such other address as either party may specify by notice to the other.

15. Prior Agreement with Yago. As of the Effective Time, this Agreement supersedes any employment agreement, salary continuation agreement, commitment, understanding or arrangements, express, implied, oral, or written between Yago and Employee or any group of employees of Yago, generally (including Employee), except for the Amended Founder Stock Purchase Agreement (as defined in the Merger Agreement) and except that any agreement between Yago and Employee, to the extent that such agreement relates to confidentiality or non-disclosure or assignment of proprietary rights, noncompetition or nonsolicitation relating to Yago's business, shall remain in full force and effect and inure to the benefit of the Company, and shall be in addition to, and not in limitation of, the rights of the Company hereunder. The Company shall have no obligations with respect to any prior agreements which may have been executed between Employee and Yago other than the Amended Founder Stock Purchase Agreement.

16. Miscellaneous. This Agreement constitutes the entire agreement between the parties and supersedes all prior communications, agreements and understandings, written or oral, with respect to the terms and conditions of Employee's employment. This Agreement may be amended or modified only by a written instrument signed by Employee and by a expressly authorized representative of the Company. The headings and captions in this Agreement are for convenience only and in no way define or describe the scope or content of any provision of this Agreement. This Agreement may be executed in two or more counterparts, each of which shall be an original and all of which together shall constitute one and the same instrument. This is a California contract and shall be construed and enforced under and be governed in all respects by the laws of the State of California, without regard to the conflict of laws principles thereof.

IN WITNESS WHEREOF, this Agreement has been executed as a sealed instrument by the Company, by its duly authorized representative, and by the Employee, as of the date first above written.

CABLETRON SYSTEMS, INC.                          EMPLOYEE:



By:      David J. Kirkpatrick                    Piyush Patel
         Senior Vice President and
         Chief Financial Officer

                                  Exhibit 10.20

                             CABLETRON SYSTEMS, INC.

                              Employment Agreement


AGREEMENT dated as of February 23, 1998 by and between Cabletron Systems, Inc. ("Parent"), a Delaware corporation with an address at 35 Industrial Way, Rochester, New Hampshire 03867 and Romulus Pereira, an individual residing at 1077 Castleton Way, Sunnyvale, California 94087 (the "Employee").

WHEREAS, Parent, together with its subsidiaries and affiliates (collectively and singularly as the context requires, the "Company"), is engaged in the business of developing, manufacturing, and selling products for use in computers and computer networks;

WHEREAS, Parent and Yago Systems, Inc., a Delaware corporation ("Yago"), have entered into an agreement (the "Merger Agreement") pursuant to which inter alia, a wholly owned subsidiary of Parent will merge with and into Yago; and

WHEREAS, Employee is, as of the date hereof, an employee of Yago, and Employee and the Parent desire to set forth the terms under which Employee shall be employed by the Company from and after the Effective Time (as defined in the Merger Agreement).

NOW, THEREFORE, in consideration of the foregoing premises and the mutual promises, terms, provisions and conditions set forth in this Agreement, the parties hereby agree as follows:


1. Employment. Subject to the terms and conditions set forth in this Agreement, the Company hereby offers and Employee hereby accepts employment, effective as of the Effective Time. If, prior to the Effective Time, the Merger Agreement shall be terminated, this Agreement shall automatically terminate and be without further force and effect.

2. Term. Subject to earlier termination as hereafter provided, Employee's employment hereunder shall commence at the Effective Time and continue for a period of eighteen (18) months. Forty-five (45) days prior to the expiration of the initial term of this Agreement or any extension thereof, Employee shall provide written notice to the Company of Employee's desire to extend the term of this Agreement for an additional one (1) year period, whereafter the Company shall have fifteen (15) days to either terminate this Agreement in accordance with the terms hereof or agree to extend this Agreement by delivering written notice to the Employee; provided, however, any failure by the Company to respond within the period set forth above shall result in the automatic extension of this Agreement for such additional one (1) year period. The "term" of this Agreement means the initial term and any extension thereof. Any continuation of Employee's employment with the Company after the term of this Agreement shall be at will; provided, however, that Employee's obligations under Sections 5 and 6 shall survive any termination or expiration or this Agreement and shall continue to bind Employee for the duration of Employee's employment with the Company.

3. Capacity and Performance.

3.1. Offices. During the term hereof, Employee shall hold such positions and shall perform such duties and responsibilities on behalf of the Company as may be designated from time to time by the Board of Directors of Parent (the
"Board"), the President of Parent (the "President"), or by their designees (collectively, the "Management").

3.2. Performance. During the term hereof, Employee shall be employed by the Company on a full-time basis and shall perform and discharge faithfully, diligently and to the best of his ability such other duties and responsibilities on behalf of the Company as may be designated from time to time by the Board. During the term hereof, the Employee shall devote Employee's full business time and best efforts, business judgment, skill and knowledge exclusively to the advancement of the business and interests of the Company and to the discharge of Employee's duties and responsibilities hereunder. Employee shall not engage in any other activities directly related to the business of the Company and determined by the Company to be detrimental to the best interests of the Company without the prior written consent of the Company. Nothing in this Agreement will prevent Employee from accepting speaking or presentation engagements in exchange for honoraria or from serving on boards of charitable organizations, or from owning no more than one percent (1%) of the outstanding equity securities of a corporation whose stock is listed on a national stock exchange.

4. Compensation and Benefits. As compensation for all services performed by Employee under and during the term hereof and subject to performance of Employee's duties and of the obligations of Employee to the Company, pursuant to this Agreement, including without limitation, Sections 5 and 6 of this Agreement, or otherwise:

4.1. Base Salary. During the term hereof, the Company shall pay Employee a base salary at the rate of $185,000 per annum, payable in accordance with the payroll practices of the Company for its employees and subject to increase from time to time by the Management, in its sole discretion (the "Base Salary").

4.2. Benefits. During the term hereof and subject to any contribution therefor generally required of employees of the Company, Employee shall be entitled to participate in any and all employee benefit plans from time to time in effect for employees of the Company generally. Such participation shall be subject to
(i) the terms of the applicable plan documents, (ii) generally applicable Company policies, and (iii) the discretion of Management or any administrative or other committee provided for in or contemplated by such plan. The Company may alter, modify, add to or delete its employee benefit plans at any time as it, in its sole judgment, determines to be appropriate, without recourse by Employee.

4.3. Vacations. During the term hereof, Employee shall be entitled to vacation in accordance with the Parent's vacation policy as in effect from time to time. Such vacation to be taken at such times and intervals as shall be determined by Employee, subject to the reasonable business needs of the Company. Employee shall be entitled to cash compensation for vacation time not taken during the term hereof to the extent approved by the Board or its Management in writing. For purposes of calculating the vacation for which Employee is eligible pursuant to Parent's vacation policy only, Employee's employment with Yago shall be deemed to be employment by the Company. In addition, up to two weeks of vacation accrued but not taken while an employee of Yago will be assumed by the Company.

4.4. Tax Withholding. All payments made by the Company under this Agreement shall be reduced by any tax or other amounts required to be withheld by the Company under applicable law.

4.5. Business Expenses. The Company shall pay or reimburse Employee for all reasonable, customary and necessary business expenses incurred or paid by Employee in the performance of Employee's duties and responsibilities hereunder, subject to any expense policy set by the Management and other restrictions on such expenses set by the Board and to such reasonable substantiation and documentation as may be specified by the Company from time to time.

5. Intellectual Property.

5.1. Assignment of Inventions. Subject to the provisions of this Section 5, Employee hereby assigns and agrees to assign to the Company, all rights, titles and interests in and to any inventions, formulae, data, programs, techniques, processes, ideas, algorithms, discoveries, designs, developments and improvements that Employee may make, reduce to practice, conceive, invent, discover, design or otherwise acquire, whether alone or with others, (i) during Employee's employment by Company, relating to the business, products, research or development (to the extent known by Employee) of the Company or (ii) required to be assigned to Yago under any agreement between Yago and Employee (collectively, "Inventions"). This Agreement does not apply to an Invention which qualifies fully as a nonassignable Invention under the provisions of
Section 2870 of the California Labor Code as follows: "THIS IS TO NOTIFY you in accordance with Section 2872 of the California Labor Code that the foregoing Agreement between you and the Company does not require you to assign or offer to assign to the Company any invention that you developed entirely on your own time without using the Company's equipment, supplies, facilities or trade secret information except for those inventions that either: (1) relate at the time of conception or reduction to practice of the invention to the Company's business, or actual or demonstrably anticipated research or development of the Company; or
(2) result from any work performed by you for the Company. To the extent a provision in the foregoing Agreement purports to require you to assign an invention otherwise excluded from the preceding paragraph, the provision is against the public policy of this state and is unenforceable. This limited exclusion does not apply to any patent or invention covered by a contract between the Company and the United States or any of its agencies requiring full title to such patent or invention to be in the United States."

Employee agrees that Inventions relating to the business, products, research or development (to the extent known by Employee) of the Company conceived or made by me while an employee of the Company belong to and are to be assigned to the Company, regardless of whether such Invention is reduced to practice during my employment or after termination thereof, and Employee agrees to disclose promptly in writing to the Company all such Inventions.

5.2. Confidential Information. Employee shall regard and preserve as confidential all Confidential Information. For the purposes hereof, "Confidential Information" shall mean any and all information of the Company that is not generally known by others with whom it competes or does business, or with whom it plans to compete or to do business. Subject to the foregoing limitation as to generally known information, Confidential Information includes, without limitation, information relating to (i) the development, research, testing, marketing and financial activities of the Company; (ii) any and all versions of the Company's proprietary computer software, hardware, firmware and documentation; (iii) other proprietary software, hardware, firmware, documentation and information created, developed, produced or distributed by the Company (including, without limiting the generality of the foregoing, any such software, hardware, firmware, documentation and information created, developed, produced, distributed or made known by the Company to Employee during the period of or arising out of Employee's service to the Company); (iv) the manner in which the Company operates, (v) the costs, sources of supply, financial performance and strategic plans of the Company, (vi) the identity and special needs of the customers or suppliers of the Company, (vii) confidential, proprietary or trade secret information submitted by the Company's suppliers, employees, consultants to or co-venturers with the Company for study, evaluation or use; (viii) the people and organizations with whom the Company has business relationships and the nature of those relationships; and (ix) the identities of employees of the Company.

Confidential Information shall not include any information that: (i) was or becomes generally known in the trade or business of the Company through no act of Employee or its employees, agents, or independent contractors; or (ii) has come into the possession of Employee from a third party who is under no obligation to maintain the confidentiality of such information.

Employee shall not, without written authority from the Company to do so, use for Employee's own benefit or purposes, or the benefit or purpose of any person or entity other than the Company, nor disclose to others, either during Employee's employment with the Company or at any time thereafter, except as required in the course of employment with the Company, any Confidential Information.

5.3. Works of Authorship. Employee agrees that any original works of authorship including, without limitation, all documents, blueprints, drawings, mask works and computer programs (including, without limitation, all software, firmware, object code, source code, documentation, specifications, revisions, supplements, modules, and upgrades) conceived, created, performed, or produced during the term of Employee's employment with the Company and all foreign and domestic, registered and unregistered, copyrights and mask work rights and applications for registrations therefor related to any such work of authorship, in each case, whether or not made during regular working hours, relating to the actual or (to the extent known to Employee) planned business, products, research or development of Company (collectively "Works of Authorship") shall be the exclusive property of the Company, as the case may be. To the extent that Employee has or obtains any right, title or interest in or to any Works of Authorship during the term of his employment, Employee hereby assigns and agrees to assign to the Company, as the case may be, all of such right, title and interest therein and thereto.

5.4. Disclosure. Employee shall promptly and fully disclose any and all Inventions and Works of Authorship to Employee's supervisor or such other person as the Company may designate for such purpose.

5.5. Further Assistance. Employee shall, during Employee's employment with the Company and at any time thereafter, upon the request of and at the expense of the Company, but at no additional compensation to Employee (except for time and direct expense if Employee is not employed at the Company at that time) do all acts and things, including, but not limited to, making and executing documents, applications and instruments and giving information and testimony, in each case, deemed by the Company form time to time, in its sole discretion, to be necessary or appropriate (i) to vest, secure, defend, protect or evidence the right, title and interest of the Company in and to any and all Inventions, Works of Authorship and Confidential Information; and (ii) to obtain for the Company in relation to all such letters patent, design registrations, copyrights, registrations and/or mask work registrations, in the United States and any foreign countries, and/or any reissues, renewals and/or extensions thereof.

5.6. Previous Obligations. Employee represents and warrants to the Company that Employee's assignment of Inventions or Works of Authorship will not be in violation of the provisions of any agreement between Employee and any previous employer (other than Yago), nor does Employee claim any existing title in any previous unpatented Inventions, developments, improvements or Work of Authorship within the scope of this Agreement (or that would have been within the scope of this Agreement had it been in effect during the term of Employee's employment by
Yago).

5.7. Return of Documents. All media on which any Inventions, Works of Authorship, or Confidential Information may be recorded or located, including, without limitation, documents, samples, models, blueprints, photocopies, photographs, drawings, descriptions, reproductions, cards, tapes, discs and other storage facilities (collectively "Documentation") made by Employee or that come into Employee's possession by reason of Employee's employment with the Company are the property of the Company, as the case may be, and shall be returned to the Company by Employee upon termination of employment. Employee will not deliver, reproduce, or in any way allow any Documentation to be delivered or used by any third party without the written direction or consent of a duly authorized representative of the Company.

6. Covenant Not To Compete.

6.1. Non-Compete. Employee covenants and agrees that for so long as he shall be employed by the Company, and for a period of eighteen (18) months after such termination of employment pursuant to this Agreement or otherwise (the "Non-Competition Period"), the Employee shall not, directly or indirectly, as principal, partner, agent, servant, employee, stockholder, or otherwise anywhere in the world, engage or attempt to engage in any business activity involving the design, manufacture, distribution or sale to LAN and/or WAN markets of gigabit ethernet switching and/or routing products (the "Competing Business"); provided, however, nothing in this Section 6.1 shall prevent Employee from accepting employment during the Noncompetition Period with a company involved in a Competing Business so long as Employee shall not directly or indirectly consult, assist or otherwise work in the division of such other company involving the Competing Business; provided, further, the Employee shall not under any circumstance accept employment during the Noncompetition Period with Cisco, Inc. 3Com, Inc. and Bay Networks, Inc. The foregoing shall not prohibit Employee or his spouse or children and from owning beneficially any publicly traded security, so long as the beneficial ownership by them, when combined with the beneficial ownership of such publicly traded security of any group (as the term is used in Section 13(D) of the Securities Exchange Act of 1934) of which any of them is a member constitutes (x) less than Five Percent (5%) of the class of such publicly traded security or (y) less than Five Percent (5%) of the voting power of all outstanding securities of the issuer of such security.

6.2. Non-Solicitation. Employee agrees that for as long as he or she is employed by the Company and through the Non-Competition Period, Employee will not solicit, recruit, or induce any other person to solicit or recruit, any employee of the Company (including any person who was an employee of Yago) within the sixty (60) day period immediately preceding the date hereof or was an employee during the period of Employee's employment hereunder for one year following the end of such employee's employment with Yago or the Company, as the case may be, or otherwise induce any employee to leave the employment of the Company to become an employee of or otherwise be associated with a business with which Employee is associated.

Employee further agrees that during the Non-Competition Period, Employee will not, in competition with the Company, solicit business from any customer of the Company made known to Employee during his employment with the Company.

6.3. Reasonableness of Restrictions. Employee recognizes that the consideration to be paid and all other obligations of the Company to be performed pursuant to this Agreement are intended, in significant part, to secure Employee's agreement to the conditions of this Section 6, and Employee recognizes that the foregoing territorial and time limitations are reasonable and properly required for the adequate protection of the business of the Company and any Company Affiliates and that in the event that any such territorial or time limitation is deemed to be unreasonable by any California tribunal having jurisdiction, Employee agrees to submit to the reduction of either said territorial or time limitation to such an area or period as shall be deemed reasonable by such tribunal.

7. Termination of Employment and Severance Benefits. Notwithstanding the provisions of Section 2 hereof, Employee's employment hereunder shall terminate prior to the expiration of the term under the following circumstances:

7.1. Retirement or Death. In the event of Employee's retirement or death during the term hereof, Employee's employment hereunder shall immediately and automatically terminate. During the term hereof, Employee may elect to retire after the age of sixty-five with the prior written consent of the Board and, in that event, shall be paid any earned and unpaid Base Salary that is earned but unpaid prorated through the date of Employee's retirement. In the event of Employee's death during the term hereof, the Company shall pay to Employee's designated beneficiary or, if no beneficiary has been designated by Employee, to his estate, any earned and unpaid Base Salary, and accrued but unused vacation time that is earned but unpaid, pro-rated through the date of Employee's death.

7.2. Disability.

7.2.1. The Company may terminate Employee's employment hereunder, upon notice to Employee, in the event that Employee becomes disabled during Employee's employment hereunder through any illness, injury, accident or condition of either a physical or psychological nature and, as a result, is unable to perform substantially all of Employee's duties and responsibilities hereunder for either
(a) sixty (60) consecutive calendar days or (b) an aggregate of one hundred twenty (120) days during any period of three hundred and sixty-five (365) consecutive calendar days.

7.2.2. The Board may designate another employee to act in Employee's place during any period of Employee's disability. Notwithstanding any such designation, Employee shall continue to receive the Base Salary in accordance with Section 4.1 and benefits in accordance with Section 4.2, to the extent permitted by the then-current terms of the applicable benefit plans, until Employee becomes eligible for disability income benefits under the Company's disability income plan or until the termination of Employee's employment, whichever shall first occur. Upon termination of the Employee's employment under this Section the Company shall also pay to Employee any accrued, but unused vacation.

7.2.3. While receiving disability income payments under the Company's disability income plan, Employee shall not be entitled to receive any Base Salary under
Section 4.1, but shall continue to participate in Company benefit plans in accordance with Section 4.2 and the terms of such plans, until the termination of Employee's employment.

7.2.4. If any question shall arise as to whether during any period Employee is disabled through any illness, injury, accident or condition of either a physical or psychological nature so as to be unable to perform substantially all of Employee's duties and responsibilities hereunder, Employee may, and at the request of the Company shall, submit to a medical examination by a physician selected by the Company, to whom Employee or Employee's duly appointed guardian, if any, has no reasonable objection, to determine whether Employee is so disabled and such determination shall for the purposes of this Agreement be conclusive of the issue. If such question shall arise and Employee shall fail to submit to such medical examination, the Company's determination of the issue shall be binding on Employee.

7.3. By the Company for Cause. The Company may terminate Employee's employment hereunder for Cause at any time upon notice to Employee setting forth in reasonable detail the nature of such Cause. The following, as determined by the Board in its reasonable judgment, shall constitute Cause for termination:

7.3.1. Material breach of this Employment Agreement after Employee has received written notice of such breach and has not cured such breach within 30 days of receipt of such notice;

7.3.2. Dishonest or fraudulent conduct, a deliberate attempt to do an injury to Cabletron, or conduct that materially discredits Cabletron or is materially detrimental to the reputation of Cabletron, including conviction of a felony; or

7.3.3. Employee's incurable material breach of any element of the Cabletron's Confidential Information, Non-Compete and Invention Assignment Agreement, including without limitation, employee's theft or other misappropriation of the Company's proprietary information.

Upon termination of Employee's employment hereunder for Cause, the Company shall have no further obligation or liability to Employee, other than for Base Salary earned and unpaid at the date of termination as well as accrued but unused vacation.

7.4. By the Company Other than for Cause. The Company may terminate Employee's employment hereunder other than for Cause at any time upon notice to Employee. In the event of such termination, and provided that no comparable or better benefits are payable to Employee under a separate severance agreement or an executive severance plan as a result of such termination, then until the conclusion of a period equal to the remainder of the then-current term of this Agreement (the "Severance Period"), the Company shall (a) continue to pay Employee the Base Salary at the rate in effect on the date of termination and
(b) subject to any employee contribution applicable to Employee on the date of termination, shall continue to contribute to the cost of Employee's participation in the Company's group medical and dental insurance plans, provided that Employee is entitled to continue such participation under applicable law and plan terms, provided that if any salary and benefits are paid under this sentence, Employee shall not be entitled to any salary and benefits under any other severance agreement or executive severance plan. In addition, upon any termination of Employee pursuant to this Section 7.4, all shares of Common Stock and stock options of the Company owned or granted to Employee, as the case may be, shall vest immediately and any repurchase rights with respect thereto shall lapse. Further, if Employee is terminated pursuant to this Section
7.4 under any circumstance, including but not limited to, as part of a general layoff by the Company, the provisions of Section 6.1 shall have no force and effect.

7.5. By Employee for Good Reason. Employee may terminate Employee's employment hereunder for Good Reason, upon notice to the Company setting forth in reasonable detail the nature of such Good Reason. The following shall constitute Good Reason for termination by Employee:

7.5.1. Material diminution in the nature or scope of Employee's responsibilities, duties or authority; provided, however, the Company's failure to continue Employee's appointment or election as a director or officer of Parent or any of the subsidiaries or affiliates of Parent and any diminution of the business of the Company, including without limitation the sale or transfer of any or all of the assets of the Company, shall not constitute "Good Reason"; or

7.5.2. Material failure of the Company to provide Employee the Base Salary and benefits in accordance with the terms of Section 4 hereof, which failure is not cured within thirty (30) days written notice thereof by Employee to the Company.

7.5.3. Termination of Employee's employment as a result of Employee's refusal to consent the relocation of Employee's principal place of employment to more than 60 miles from Sunnyvale, California.

In the event of termination in accordance with this Section 7.5, and provided that no comparable or better benefits are payable to Employee under a separate severance agreement or an executive severance plan as a result of such termination, then until the end of the Severance Period, the Company shall (a) continue to pay Employee the Base Salary at the rate in effect on the date of termination and (b) subject to any employee contribution applicable to Employee on the date of termination, shall continue to contribute to the cost of Employee's participation in the Company's group medical and dental insurance plans, provided that Employee is entitled to continue such participation under applicable state and federal law and plan terms, provided that Employee is entitled to continue such participation under applicable law and plan terms, provided that if any salary and benefits are paid under this sentence, Employee shall not be entitled to any salary and benefits under any other severance agreement or executive severance plan. In addition, upon any termination of Employee pursuant to this Section 7.5, all shares of Common Stock and stock options of the Company owned or granted to Employee, as the case may be, shall vest immediately and any repurchase rights with respect thereto shall lapse.

7.6. By Employee Other than for Good Reason. Employee may terminate Employee's employment hereunder at any time upon thirty (30) days' notice to the Company, unless such termination would violate any obligation of Employee to the Company under a separate severance agreement. In the event of termination of Employee pursuant to this Section 7.6, Management may elect to waive the period of notice, or any portion thereof, and, if Management so elects, the Company will pay Employee his Base Salary for the notice period, plus any accrued, but unused vacation. If Employee shall voluntarily terminate Employee's employment hereunder, the Company shall have no further obligation or liability to Employee, other than for Base Salary earned and unpaid at the date of termination, accrued but unused vacation and as specifically set forth in
Section 8.1 hereof.

7.7. Post-Agreement Employment. In the event Employee remains in the employ of the Company or any of the Company Affiliates following termination of this Agreement, by the expiration of the term or otherwise, then such employment shall be at will.

8. Effect of Termination. The provisions of this Section 8 shall apply to termination due to the expiration of the term, pursuant to Section 7 or otherwise.

8.1. Payment by the Company of any Base Salary, accrued, but unused vacation and contributions to the cost of Employee's continued participation in the Company's group health and dental plans that may be due Employee in each case under the applicable termination provision of Section 7 shall constitute the entire obligation of the Company to Employee. Acceptance by Employee of performance by the Company shall constitute full settlement of any claim under this Agreement that Employee might otherwise assert against the Company, the Company Affiliates or any of their shareholders, directors, officers, employees or agents on account of such termination. Employee shall promptly give the Company notice of all facts necessary for the Company to determine the amount and duration of its obligations in connection with any termination pursuant to Section 7.4 or 7.5 hereof.

8.2.  Except for medical and dental  insurance  coverage  continued  pursuant to
Section 7.4 or Section 7.5 hereof, benefits shall terminate pursuant to the terms of the applicable benefit plans based on the date of termination of Employee's employment without regard to any continuation of Base Salary or other payment to Employee following such date of termination.

8.3. Provisions of this Agreement shall survive any termination if so provided herein or if necessary or desirable fully to accomplish the purposes of such provision, including without limitation the obligations of Employee under Sections 6 hereof. The obligation of the Company to make payments to or on behalf of Employee under Section 7.4, 7.5 or 7.6 hereof is expressly conditioned upon Employee's continued full performance of obligations under Sections 5 and 6 hereof. Employee recognizes that, except as expressly provided in Section 7.4 or 7.5, no compensation is earned after termination of employment.

9. Conflicting Agreements. Employee hereby represents and warrants that the execution of this Agreement and the performance of Employee's obligations hereunder will not breach or be in conflict with any other agreement to which Employee is a party or is bound and that Employee is not now subject to any covenants against competition or similar covenants that would affect the performance of Employee's obligations hereunder. Employee will not disclose to or use on behalf of the Company or any Company Affiliate any proprietary information of a third party without such party's consent.

10. Arbitration. Any dispute or claim arising out of or in connection with this Agreement will be finally settled by binding arbitration in San Jose, California in accordance with the rules of the American Arbitration Association by one arbitrator appointed in accordance with said rules. The arbitrator shall apply California law, without reference to rules of conflicts of law or rules of statutory arbitration, to the resolution of any dispute. Judgment on the award rendered by the arbitrator may be entered in any court having jurisdiction thereof. Notwithstanding the foregoing: (i) the parties may apply to any court of competent jurisdiction for preliminary or interim equitable relief, including injunctive relief, or to compel arbitration in accordance with this paragraph and (ii) Company may terminate Employee as set forth in Article 7, in each case without breach of this arbitration provision. Employee agrees that a remedy at law for any breach of the provisions of Sections 5 or 6 hereof may be inadequate and that Company or any Company Affiliate shall be entitled to injunctive relief, in addition to any other remedy it might have in the event of breach or threatened breach of the provisions of Sections 5 or 6 of this Agreement.

11. Assignment. Neither the Company nor Employee may make any assignment of this Agreement or any interest herein, by operation of law or otherwise, without the prior written consent of the other; provided, however, that the Company may assign its rights and obligations under this Agreement without the consent of Employee in the event that the Company shall hereafter affect a reorganization, consolidate with, or merge into, any other Person or transfer all or substantially all of its properties or assets to any other Person and such Person assumes the obligations of the Company hereunder. This Agreement shall inure to the benefit of and be binding upon the Company and Employee, their respective successors, executors, administrators, heirs and permitted assigns.

12. Severability. If any term or provision of this Agreement shall become or be declared illegal, invalid or unenforceable, such term or provision shall be divisible from this Agreement and shall be deemed to be deleted from this Agreement, provided that if such deletion substantially affects or alters the commercial basis of this Agreement the parties shall negotiate in good faith to amend and modify the terms and provisions of this Agreement to give effect to the original intent of the parties.

13. Waiver. No waiver of any provision hereof shall be effective unless made in writing and signed by the waiving party. The failure of either party to require the performance of any term or obligation of this Agreement, or the waiver by either party of any breach of this Agreement, shall not prevent any subsequent enforcement of such term or obligation or be deemed a waiver of any subsequent breach.

14. Notices. Any and all notices, requests, demands and other communications provided for by this Agreement shall be in writing and shall be effective when delivered in person or deposited in the United States mail, postage prepaid, registered or certified, and addressed to Employee at Employee's last known address on the books of the Company or, in the case of Parent, at its principal place of business, attention of President, or to such other address as either party may specify by notice to the other.

15. Prior Agreement with Yago. As of the Effective Time, this Agreement supersedes any employment agreement, salary continuation agreement, commitment, understanding or arrangements, express, implied, oral, or written between Yago and Employee or any group of employees of Yago, generally (including Employee), except for the Amended Founder Stock Purchase Agreement (as defined in the Merger Agreement) and except that any agreement between Yago and Employee, to the extent that such agreement relates to confidentiality or non-disclosure or assignment of proprietary rights, noncompetition or nonsolicitation relating to Yago's business, shall remain in full force and effect and inure to the benefit of the Company, and shall be in addition to, and not in limitation of, the rights of the Company hereunder. The Company shall have no obligations with respect to any prior agreements which may have been executed between Employee and Yago other than the Amended Founder Stock Purchase Agreement.

16. Miscellaneous. This Agreement constitutes the entire agreement between the parties and supersedes all prior communications, agreements and understandings, written or oral, with respect to the terms and conditions of Employee's employment. This Agreement may be amended or modified only by a written instrument signed by Employee and by a expressly authorized representative of the Company. The headings and captions in this Agreement are for convenience only and in no way define or describe the scope or content of any provision of this Agreement. This Agreement may be executed in two or more counterparts, each of which shall be an original and all of which together shall constitute one and the same instrument. This is a California contract and shall be construed and enforced under and be governed in all respects by the laws of the State of California, without regard to the conflict of laws principles thereof.


IN WITNESS WHEREOF, this Agreement has been executed as a sealed instrument by the Company, by its duly authorized representative, and by the Employee, as of the date first above written.

CABLETRON SYSTEMS, INC.                             EMPLOYEE:


By:   David J. Kirkpatrick                          Romulus Pereira
      Senior Vice President and
      Chief Financial Officer