Form 10-Q/A
period 1998-08-31
CABLETRON SYSTEMS INC
filed 1999-07-21
CIK 846909

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

This document contains 20 pages

Exhibit index on page 19

This Amendment on Form 10-Q/A amends Part I, Items 1 and 2 and Part II, Items 1 and 6 of the Company's Quarterly Report on Form 10-Q previously filed for the quarter ended August 31, 1998. This Quarterly Report on Form 10-Q/A is filed in connection with the Company's restatement of its financial statements. Financial statement information and related disclosures included in this amended filing reflect, where appropriate, changes as a result of the restatements. All other information contained in this Quarterly Report on Form 10-Q/A is as of the date of the original filing.


                                      INDEX

                             CABLETRON SYSTEMS, INC.

                                                                    Page

  Facing Page                                                         1

  Index                                                               2

   PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements

   Consolidated Balance Sheets - August 31, 1998 (unaudited) and
      February 28, 1998                                               3

   Consolidated Statements of Operations - Three and six months
      ended August 31, 1998 and 1997 (unaudited)                      4

   Consolidated  Statements of Cash Flows - Six months ended
      August 31, 1998 and 1997 (unaudited)                            5

   Notes to Consolidated Financial Statements -
      August 31, 1998 (unaudited)                                     6 - 9

   Item 2. Management's Discussion and Analysis of Financial
      Condition and Results of Operations                            10 - 16


   PART II. OTHER MATTERS

   Item 1. Legal Proceedings                                          17

   Item 6. Exhibits and Reports on Form 8-K                           17

   Signatures                                                         18

   Index to the Exhibits                                              19

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CABLETRON SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

                                                                         (unaudited)

                                                                       August 31, 1998  February 28, 1998
                                                                       ---------------  -----------------
                                                                          (Restated)     (Restated)
Assets
Current Assets:
     Cash and cash equivalents ........................................   $  164,633      $  207,078
     Short-term investments ...........................................       94,886         116,979
     Accounts receivable, net .........................................      260,534         241,181
     Inventories ......................................................      264,916         309,667
     Deferred income taxes ............................................       33,444          81,161
     Prepaid expenses and other assets ................................      102,575          89,396
                                                                          ----------      ----------
          Total current assets ........................................      920,988       1,045,462
                                                                          ----------      ----------
Long-term investments .................................................      164,489         123,272
Long-term deferred income taxes .......................................      167,295         107,094
Property, plant and equipment, net ....................................      238,954         244,730
Intangible assets .....................................................      165,850         161,490
                                                                          ----------      ----------
           Total assets ...............................................   $1,657,576      $1,682,048
                                                                          ==========      ==========

Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable .................................................   $  100,039      $   79,969
     Current portion of long-term obligation ..........................      216,766         157,719
     Accrued expenses .................................................      217,690         214,728
                                                                          ----------      ----------
          Total current liabilities ...................................      534,495         452,416
                                                                          ----------      ----------
Long-term obligation ..................................................          ---         132,500
Long-term deferred income taxes .......................................       17,596          12,057
                                                                          ----------      ----------
          Total liabilities ...........................................      552,091         596,973
                                                                          ----------      ----------

Stockholders' equity:
     Preferred stock, $1.00 par value. Authorized
       2,000 shares; none issued ......................................          ---             ---
     Common stock $0.01 par value. Authorized
       240,000 shares; issued and outstanding
       164,707 and 158,267, respectively ..............................        1,647           1,583
     Additional paid-in capital .......................................      467,290         300,834
     Retained earnings ................................................      633,704         781,878
                                                                          ----------      ----------
                                                                           1,102,641       1,084,295
     Accumulated other comprehensive income............................        2,844             780
                                                                          ----------      ----------
           Total stockholders' equity .................................    1,105,485       1,085,075
                                                                          ----------      ----------
           Total liabilities and stockholders' equity .................   $1,657,576      $1,682,048
                                                                          ==========      ==========

          See accompanying notes to consolidated financial statements.

CABLETRON SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)


                                                                             (unaudited)
                                                            Three Months Ended           Six Months Ended
                                                                August 31,                  August 31,
                                                               1998        1997         1998         1997
                                                               ----        ----         ----         ----
                                                           (Restated)              (Restated)   (Restated)
Net sales ..............................................    $370,591   $371,293     $736,338     $733,982
Cost of sales ..........................................     198,800    159,032      414,912      318,593
                                                            --------   --------     --------     --------
     Gross profit ......................................     171,791    212,261      321,426      415,389
                                                            --------   --------     --------     --------
Operating expenses:
     Research and development ..........................      53,941     44,415      108,150       88,032
     Selling, general and administrative ...............     112,819     85,412      219,605      166,327
     Special charges....................................          --         --      150,000           --
                                                            --------   --------     --------     --------
          Total operating expenses .....................     166,760    129,827      477,755      254,359
                                                            --------   --------     --------     --------
          Income (loss) from operations ................       5,031     82,434     (156,329)     161,030

Interest income ........................................       4,081      4,819        7,920        9,620
                                                            --------   --------     --------     ---------
          Income (loss) before income taxes ............       9,112     87,253     (148,409)     170,650
Income tax expense (benefit)............................       2,718     29,666         (234)      58,193
                                                            --------   --------      --------    --------
Net income (loss) ......................................    $  6,394   $ 57,587    ($148,175)    $112,457
                                                            ========   ========     ========     ========
Net income (loss)  per share - basic ..................     $   0.04   $   0.37    ($   0.90)    $   0.71
                                                            ========   ========     ========     ========
Net income (loss)  per share - diluted ................     $   0.04   $   0.36    ($   0.90)    $   0.71
                                                            ========   ========     ========     ========
Weighted average number of shares outstanding:
   Basic                                                     164,640    157,743      164,017      157,300
                                                            ========   ========     ========     ========
   Diluted                                                   170,462    159,867      164,017      159,513
                                                            ========   ========     ========     ========




        See accompanying notes to consolidated financial statements.

CABLETRON SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)                                               (unaudited)

                                                           Six Months Ended
                                                               August 31,
                                                            1998        1997
                                                            ----        ----
                                                       (Restated)   (Restated)
Cash flows from operating activities:
   Net income (loss) ...............................   ($148,175)   $ 112,457
   Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating
      activities:
       Depreciation and amortization ...............      44,557       34,845
       Provision for losses on accounts receivable .       2,285       (1,202)
       Deferred taxes ..............................      (7,439)     (10,255)
       Loss (gain) on disposal of property                   698         (489)
       Purchased research and development from
       acquisition .................................     150,000           --
       Changes in assets and liabilities:
          Accounts receivable ......................     (20,938)     (74,938)
          Inventories ..............................      44,244      (71,008)
          Prepaid expenses and other assets ........     (14,728)      (6,533)
          Accounts payable and accrued expenses ....     (52,397)      29,491
          Income taxes payable .....................      (1,292)      (8,918)
                                                        ---------     -------
      Net cash (used in) provided by operating
        activities .................................      (3,185)       3,450
                                                        ---------     -------
Cash flows from investing activities:
   Capital expenditures ............................     (24,110)     (46,517)
   Cash received in business acquisition ...........         317           --
   Purchases of available-for-sale securities ......     (59,830)     (72,884)
   Purchases of held-to-maturity securities.........     (57,928)     (27,228)
   Maturities of marketable securities..............      98,653      105,340
                                                        ---------    --------
      Net cash used in investing activities ........     (42,898)     (41,289)
                                                        ---------    --------
Cash flows from financing activities:
   Proceeds from stock option exercise..............       1,254       13,215
   Common stock issued to employee stock
       purchase plan................................       2,124        3,311
                                                        --------     --------
      Net cash provided by financing activities ....       3,378       16,526
                                                        --------     --------
Effect of exchange rate changes on cash.............         260          408
                                                       ---------    ---------
Net decrease in cash and cash equivalents ..........     (42,445)     (20,905)
Cash and cash equivalents, beginning of period .....     207,078      214,828
                                                       ---------    ---------
Cash and cash equivalents, end of period ...........   $ 164,633    $ 193,923
                                                       =========    =========
Cash paid during the period for:
   Income taxes ....................................   $   8,366    $  40,151
                                                       =========    =========

        See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

On June 3, 1999, and in conjunction with filing its Form 10-K for the year ended February 28, 1999, the Company announced it had made revisions to the accounting for certain prior acquisitions as set forth in its Form 10-K. These restatements and reclassifications were made to address comments made by the Securities and Exchange Commission ("SEC") in letters to the Company on accounting issues related to the amount of purchase price allocated by the Company to in-process research and development from certain acquisitions and to the timing of the recognition and the classification of certain expenses included in special charges. The purpose of this revised Form 10-Q is to reflect the impact of these revisions on the previously reported quarterly results. Only those items directly impacted by these revisions have been revised.

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

Based on a letter received from the SEC, prior to filing its original Form 10-Q for the quarter ended August 31, 1998 on October 16, 1998, the Company determined to reclassify $13.6 million of special charges to cost of sales, recorded in its acquisition of Yago Systems, Inc. associated with the elimination and phase out of superseded product lines, in the first quarter of fiscal 1999. As a result, the Company's original Form 10-Q filed for the quarter ended August 31, 1998, included the $13.6 million in cost of sales for the six months ended August 31, 1998. Based on subsequent correspondence with the SEC, the Company agreed to record this charge upon disposal of the inventory. The Company identified that by August 31, 1998, only $7.4 million of the inventory described above had been disposed of ($3.6 million in the first quarter and $3.8 million in the second quarter) resulting in $6.2 million to be disposed of in future quarters. The impact for the quarter ended August 31, 1998 was an increase to cost of sales of $3.8 million and increased tax benefit of $1.5 million, to reflect the amount of the disposals related to Yago inventory during the quarter. The impact on the six months ended August 31, 1998 is a decrease to cost of sales by $6.2 million and an increase to tax expense of $2.4 million.

The Company also reduced the amount of its charge for in-process research and development, recorded in the fourth quarter of the year ended February 28, 1998, in connection with the acquisition of DNPG from $325.0 million to $199.3 million and, correspondingly, increased the amounts allocated to intangible assets by $125.7 million. The $125.7 million increase to intangible assets was allocated to customer relations ($97.0 million), goodwill ($14.1 million) and developed technology ($14.6 million) and is being amortized by a non-cash charge to income over a period of 5 - 10 years. The impact of this additional amortization expense to the quarter ended August 31, 1998 was an increase of $4.3 million to selling, general and administrative expenses (SG&A) and a corresponding $1.7 million tax benefit. The impact on the six months ended August 31, 1998 was increased SG&A of $8.6 million and increased tax benefit of $3.4 million.

The Company has also reduced the amount of its special charges recorded in the fourth quarter of the year ended February 28, 1998 in connection with the acquisition of DNPG by $33.2 million. The reduction of special charges related to expenses recorded for contract employee benefits and contract compensation write-offs of $12.5 million, software licenses and software tools costs of $7.0 million, professional fees and some facility costs reclassified to purchase price of $3.2 million, customer warranty and stock rotation costs of $3.0 million and other integration costs reductions in estimates and classifications of $7.5 million. To the extent that a portion of these costs were incurred in the quarter and six months ended August 31, 1998, the impact was reflected in the results of the quarter and six months ended August 31, 1998, in the original Form 10-Q.

The Company has also reduced the amount of its write down of inventory recorded in the year ended February 28, 1997 related to the ZeitNet acquisition by $6.0 million and has recorded this charge, upon the disposal of this inventory, in the quarter ended May 31, 1997. This change had no impact on the financial results of the quarter ended August 31, 1997, however, cost of sales and tax benefit for the six months ended August 31, 1997 increased by $6.0 million and $2.0 million, respectively.

The Company has reclassified certain expenses relating to its business combinations from special charges to cost of sales and selling, general and administrative expense. For the year ended February 28, 1998, $24.5 million relating to the write down of Company inventory made redundant and discontinued as a result of the acquisition of DNPG has been reclassified from special charges to cost of sales. For the year ended February 28, 1997 the amounts reclassified to cost of sales represented the write down of $20.3 million of inventory that was duplicative and/or rendered obsolete as a result of the acquisitions of ZeitNet, Network Express and Netlink. The amounts reclassified to selling, general and administrative expenses represented $3.4 million for customer warranty costs, $2.8 million for contract termination, $1.5 million for stay bonuses and $7.3 million for other costs that were attributable to the businesses acquired during the year ended February 28, 1997. These reclassifications had no impact on the three and six months ended August 31, 1998 and 1997.

The   following   is  a  summary  of  the  effects  of  the   restatements   and
reclassifications on net income (loss):


                                                                 Three months ended             Six Months Ended
                                                                     August 31,                     August 31,
(in thousands, except per share data)                           1998           1997            1998           1997
                                                                ----           ----            ----           ----

Net income (loss), as originally reported                       $ 11,343      $ 57,587      $(146,707)       $116,411
    Decrease to cost of sales associated with the
       acquisition of Yago for costs to be incurred
       in future quarters, net of tax expense of
       $2.4 million                                                  ---           ---          3,788             ---
    Increase in amortization charges, related to the
       acquisition of DNPG, of intangible assets,
       net of tax benefit of $1.7 million and
       $3.4 million, respectively                                 (2,628)          ---         (5,256)            ---
    Recognition of inventory obsolescence, upon
       disposal of inventory, related to the
       acquisition of Yago, net of tax benefit
       of $1.5 million                                            (2,321)          ---            ---            ---
    Recognition of inventory obsolescence, upon
       disposal of inventory, related to the
       acquisition of ZeitNet, net of tax benefit
       of $2.0 million                                               ---           ---            ---          (3,954)
                                                                ---------     --------      ----------       ---------
Net income (loss), as restated                                  $  6,394      $ 57,587      $(148,175)       $112,457
                                                                =========     ========      ==========       =========
Net income (loss) per share - basic,
    as originally reported                                         $0.07         $0.37         ($0.89)          $0.74
                                                                  =======        =====         =======          =====
Net income (loss) per share - diluted,
    as originally reported                                         $0.07         $0.36         ($0.89)          $0.73
                                                                  =======        =====         =======          =====
Net income (loss) per share - basic,
    as restated                                                    $0.04         $0.37         ($1.40)          $0.84
                                                                  =======        =====         =======          =====
Net income (loss) per share - diluted,
    as restated                                                    $0.04         $0.36         ($1.40)          $0.83
                                                                  =======        =====         =======          =====

The effect of the restatement on the consolidated balance sheet as of August 31, 1998 is as follows:


(in thousands)                                     As Originally          As
                                                      Reported         Restated
                                                   -------------       --------

Inventory                                            $ 258,716        $  264,916
Deferred income taxes                                   71,996            33,444
Prepaid expenses and other assets                      109,295           102,575
Total current assets                                   960,060           920,988
Intangible assets                                       49,845           165,850
Total assets                                         1,569,136         1,657,576
Accrued expenses                                       220,559           217,690
Current liabilities                                    537,364           534,495
Long-term deferred income taxes                            ---            17,596
Total liabilities                                      537,364           552,091
Retained earnings                                      559,991           633,704
Total stockholders' equity                           1,031,772         1,105,485
Total liabilities and stockholders' equity          $1,569,136        $1,657,576

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

3. Inventories

Inventories consist of:

(in thousands)                  August 31,        February 28,
                                   1998              1998
                                ---------         -----------

Raw materials                   $ 65,107            $ 70,415
Work in process                   11,917              24,521
Finished goods                   187,892             214,731
                                --------            --------
Total inventories               $264,916            $309,667
                                ========            ========

4.  EPS Reconciliation

The reconciliation of the numerators and denominators of the basic and diluted income (loss) per common share computations for the Company's reported net income (loss) is as follows:
(in thousands, except per share amounts)

                                                Three months ended        Six months ended
                                                   August 31,              August 31,
                                                 1998      1997           1998      1997
                                                 ----      ----           ----      ----


 Net income (loss) .........................   $  6,394   $ 57,587     ($148,175)  $112,457
                                               ========   ========     =========   ========
 Weighted average shares outstanding - basic    164,640    157,743       164,017    157,300
 Contingent shares per acquisition
    agreement ..............................      5,500         --           --          --
 Net additional common shares upon
    exercise of common stock options .......        322      2,124           --       2,213
                                               --------   --------      --------    -------
 Weighted average shares outstanding -
    diluted ................................    170,462    159,867       164,017    159,513
                                               ========   ========      ========    =======
 Net income (loss) per share - basic .......   $   0.04   $   0.37     ($   0.90)   $  0.71
                                               ========   ========      ========    =======
 Net income (loss) per share - diluted .....   $   0.04   $   0.36     ($   0.90)   $  0.71
                                               ========   ========      ========    =======



5.  Comprehensive Income

The Company's total of comprehensive income (loss) was as follows:
(in thousands)

                                                               Three months ended            Six months ended
                                                                    August 31,                  August 31,
                                                                 1998        1997            1998        1997
                                                                 ----        ----            ----        ----

Net income (loss)                                              $ 6,394    $57,587        ($148,175)    $112,457
Other comprehensive income:
Foreign currency translation
   adjustment                                                      716         94            2,064          (39)
                                                              --------    -------        ----------    --------
Total comprehensive income (loss)                              $ 7,110    $57,681        ($146,111)    $112,418
                                                              ========    =======        ==========    ========


6. Business Combination

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

Gross profit as a percentage of net sales in the second quarter of fiscal 1999 decreased to 46.4% from 57.2% for the second quarter of fiscal 1998. The decrease was primarily due to pricing pressures on the Company's products, especially in foreign markets which traditionally carry a higher margin than products sold in the United States. Other secondary factors causing a decrease in the Company's gross profit margin in the quarter were (i) sales of DNPG products which carry a lower margin than the Company's historic products, and
(ii) an increase in the percentage of sales to distributors and resellers which require higher discounts than sales directly to end users.

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

Selling, general and administrative ("SG&A") expenses in the second quarter of fiscal 1999 increased 32.1% to $112.8 million from $85.4 million in the second quarter of fiscal 1998. The increase in SG&A expenses was due predominately to the increase in sales and technical personnel and incentive payments to employees added through the recent acquisitions by the Company.

Net interest income in the second quarter of fiscal 1999 decreased $0.7 million to $4.1 million, as compared to $4.8 million in the same quarter of fiscal 1998. The decrease reflects lower cash balances due to cash expended for the acquisition of DNPG.

Income before income taxes was $9.1 million in the second quarter of fiscal 1999 compared to income before income taxes of $87.3 million in the second quarter of fiscal 1998. The decrease in income before income taxes was due primarily to lower margins and higher expenses.

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

Gross profit as a percentage of net sales for the six months ended August 31, 1998 was 43.7 percent compared to 56.6 percent for the six months ended August 31, 1997.

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

Spending for selling, general and administrative expenses increased to $219.6 million compared to $166.3 million for the same period of the preceding year. As a percentage of net sales, spending for selling, general and administration increased to 29.8 percent from 22.7 percent for the same period of the preceding year. The increase in spending was the result of an increase in sales and technical personnel and incentive payments to employees added through the recent acquisitions by the Company.

Interest income was $7.9 million compared to $9.6 million in the same period last year. The decrease reflects lower cash balances due to cash expended for acquisitions.

Loss before income taxes of $148.4 million represented a decrease from income before income taxes of $170.7 million for the same period a year ago. The decrease was due largely to one-time acquisition expenses for Yago Systems. For the six months ended August 31, 1998 the actual tax rate differs from the expected tax rate due to the non-deductibility of the in-process research and development charge of $150.0 million taken in connection with Company's acquisition of Yago Systems.

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

The Company has historically maintained higher levels of inventory than its competitors in the LAN industry in order to implement its policy of shipping most orders requiring immediate delivery within 24 to 48 hours. Worldwide inventories at August 31, 1998 were $264.9 million, or 120 days of inventory, compared to $309.7 million, or 157 days of inventory at the end of the prior fiscal year. Inventory turnover was 3.0 turns at August 31, 1998, compared to
2.3 turns at February 28, 1998. Inventories decreased and inventory turnover increased due both to improved inventory control performance and increased reserves for inventory in connection with reducing the scope of the Company's product offerings.

Capital expenditures for the first six months of fiscal 1999 were $24.1 million compared to $46.5 million for the same period of the preceding year. Capital expenditures included approximately $16.3 million for equipment costs, of which $13.7 million was for computer and computer related equipment, and $1.4 million represented upgrades to manufacturing equipment.

Current liabilities at August 31, 1998 were $534.5 million compared to $452.4 million at the end of the prior fiscal year. This increase was mainly due to product credits (which are recorded as a liability by the Company) issued to Digital previously recorded as a long-term liability becoming a current liability. This was offset partially by Digital's use of the product credits.

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

Item 6. Exhibits and Reports on Form 8-K

[a]  Exhibit 11.1 Extracted Financial Data Schedule

[b] Cabletron filed the following report on Form 8-K during the quarter ending August 31, 1998: Current report on Form 8-K dated July 29, 1998. Such report disclosed the resignation of Mr. Donald B. Reed from the Board of Directors.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                          CABLETRON SYSTEMS, INC.
                                             (Registrant)


July 20, 1999                           /s/  Piyush Patel
-------------                                ---------------
         Date                                Piyush Patel
                                             Chairman, President, and
                                             Chief Executive Officer

July 20, 1999                           /s/  David J. Kirkpatrick
-------------                                --------------------
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