Form 10-Q/A
period 1998-11-30
CABLETRON SYSTEMS INC
filed 1999-07-21
CIK 846909

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q/A(2)

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





This document contains 29 pages


Exhibit index on page 28

This Amendment on Form 10-Q/A amends Part I, Items 1 and 2 and Part II, Items 1 and 6 of the Company's Quarterly Report on Form 10-Q previously filed for the quarter ended November 30, 1998. This Quarterly Report on Form 10-Q/A is filed in connection with the Company's restatement of its financial statements. Financial statement information and related disclosures included in this amended filing reflect, where appropriate, changes as a result of the restatements. All other information contained in this Quarterly Report on Form 10-Q/A is as of the date of the original filing.


                                      INDEX

                             CABLETRON SYSTEMS, INC.



                                                                         Page
                                                                         ----
Facing Page                                                                1

Index                                                                      2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets - November 30, 1998 (unaudited) and
February 28, 1998                                                          3

Consolidated Statements of Operations - Three and nine months
ended November 30, 1998 and 1997 (unaudited)                               4

Consolidated Statements of Cash Flows - Nine months ended
November 30, 1998 and 1997 (unaudited)                                     5

Notes to Consolidated Financial Statements -
November 30, 1998 (unaudited)                                           6 - 13

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations                                    14 - 25

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                 26

Item 6. Exhibits and Reports on Form 8-K                                  26

Signatures                                                                27

Index to the Exhibits                                                     28

PART I. FINANCIAL INFORMATION


Item 1. Financial Statements

CABLETRON SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

                                                          (unaudited)

                                                      November 30, 1998       February 28, 1998
                                                      -----------------       -----------------
                                                          (Restated)             (Restated)

Assets
Current Assets:
  Cash and cash equivalents ..........................   $  129,266             $  207,078
  Short-term investments .............................       87,019                116,979
  Accounts receivable, net ...........................      225,303                241,181
  Inventories, net ...................................      243,008                309,667
  Deferred income taxes ..............................       34,313                 81,161
  Prepaid expenses and other assets ..................      112,220                 89,396
                                                         ----------             ----------
         Total current assets ........................      831,129              1,045,462
                                                         ----------             ----------

Long-term investments ................................      178,199                123,272
Long-term deferred income taxes ......................      167,295                107,094
Property, plant and equipment, net ...................      211,498                244,730
Intangible assets ....................................      217,814                161,490
                                                         ----------             ----------
         Total assets ................................   $1,605,935             $1,682,048
                                                         ==========             ==========

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable ...................................   $   95,607             $   79,969
  Current portion of long-term obligation ............      159,002                157,719
  Accrued expenses ...................................      234,167                214,728
                                                         ----------             ----------
         Total current liabilities ...................      488,776                452,416
                                                         ----------             ----------

Long-term obligation .................................         --                  132,500
Long-term deferred income taxes ......................       22,037                 12,057
                                                         ----------             ----------
         Total liabilities ...........................      510,813                596,973
                                                         ----------             ----------
Stockholders' equity:
  Preferred stock, $1.00 par value. Authorized
    2,000 shares; none issued ........................          ---                    ---
  Common stock $0.01 par value. Authorized
    240,000 shares; issued and outstanding
    171,672 and 158,267, respectively ................        1,717                  1,583
  Additional paid-in capital .........................      543,975                300,834
  Retained earnings ..................................      549,227                781,878
                                                         ----------             ----------
                                                          1,094,919              1,084,295
Accumulated other comprehensive income ...............          203                    780
                                                         ----------             ----------
         Total stockholders' equity ..................    1,095,122              1,085,075
                                                         ----------             ----------
         Total liabilities and stockholders' equity ..   $1,605,935             $1,682,048
                                                         ==========             ==========



          See accompanying notes to consolidated financial statements.

CABLETRON SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

                                                                        (unaudited)

                                                      Three Months Ended            Nine Months Ended
                                                         November 30,                 November 30,
                                                      1998         1997            1998         1997
                                                      ----         ----            ----         ----
                                                  (Restated)                   (Restated)    (Restated)

Net sales ....................................   $   329,868    $   331,827   $ 1,066,206    $ 1,065,808
Cost of sales ................................       203,241        164,254       618,153        482,847
                                                 -----------    -----------   -----------    -----------
         Gross profit ........................       126,627        167,573       448,053        582,961
                                                 -----------    -----------   -----------    -----------
Operating expenses:
   Research and development ..................        51,484         46,552       159,634        134,583
   Selling, general and administrative .......       120,820         95,521       340,425        261,848
   Special charges ...........................        67,350           --         217,350           --
                                                 -----------    -----------   -----------    -----------
         Total operating expenses ............       239,654        142,073       717,409        396,431
                                                 -----------    -----------   -----------    -----------
Income (loss) from operations ................      (113,027)        25,500      (269,356)       186,530
Interest income, net .........................         3,493          4,648        11,413         14,268
                                                 -----------    -----------   -----------    -----------
         Income (loss) before income taxes ...      (109,534)        30,148      (257,943)       200,798
Income tax expense (benefit) .................       (25,057)        10,250       (25,291)        68,443
                                                 -----------    -----------   -----------    -----------
         Net income (loss) ...................   $   (84,477)   $    19,898   $  (232,652)   $   132,355
                                                 ===========    ===========   ===========    ===========
Net income (loss) per share - basic ..........   $     (0.50)   $      0.13   $     (1.40)   $      0.84
                                                 ===========    ===========   ===========    ===========
Net income (loss) per share - diluted ........   $     (0.50)   $      0.12   $     (1.40)   $      0.83
                                                 ===========    ===========   ===========    ===========
Weighted average number of shares outstanding:
         Basic ...............................       169,658        157,986       165,884        157,527
                                                 ===========    ===========   ===========    ===========
         Diluted .............................       169,658        159,875       165,884        159,906
                                                 ===========    ===========   ===========    ===========


                            See accompanying notes to consolidated financial statements.

CABLETRON SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                             (unaudited)

                                                          Nine Months Ended
                                                             November 30,
                                                          1998         1997
                                                          ----         ----
                                                      (Restated)   (Restated)
Cash flows from operating activities:
Net income (loss) .................................   ($232,652)   $ 132,355
  Adjustments to reconcile net income (loss) to net
  cash (used in) provided by operating
  activities:
    Depreciation and amortization .................      75,048       50,174
    Provision for losses on accounts receivable ...       3,929        1,098
    Deferred taxes ................................       3,328      (10,285)
    Loss (gain) on disposal of property ...........       1,018         (446)
    Purchased research and development from
      acquisitions ................................     217,350         --
    Other .........................................         575         --
  Changes in assets and liabilities:
    Accounts receivable ...........................      25,259      (82,031)
    Inventories ...................................      75,444      (78,233)
    Prepaid expenses and other assets .............       4,010       (1,724)
    Accounts payable, accrued expenses and
      long-term obligations .......................    (160,513)      39,244
    Income taxes payable ..........................     (28,481)      (4,892)
                                                      ---------    ---------
Net cash (used in) provided by operating
  activities ......................................     (15,685)      45,260
                                                      ---------    ---------

Cash flows from investing activities:
  Capital expenditures ............................     (35,840)     (64,037)
  Proceeds from sale of fixed assets ..............      24,531         --
  Acquisitions of businesses, net of cash acquired      (32,193)        --
  Purchases of available-for-sale securities ......     (82,375)     (86,478)
  Purchases of held-to-maturity securities ........     (69,596)     (37,228)
  Maturities of securities ........................     126,888      113,943
                                                      ---------    ---------
Net cash used in investing activities .............     (68,585)     (73,800)
                                                      ---------    ---------

Cash flows from financing activities:
  Proceeds from stock option exercise .............       1,593       17,097
  Common stock issued to employee stock
    purchase plan .................................       5,384        3,311
                                                      ---------    ---------
Net cash provided by financing activities .........       6,977       20,408
                                                      ---------    ---------

Effect of exchange rate changes on cash ...........        (519)         230
                                                      ---------    ---------
Net decrease in cash and cash equivalents .........     (77,812)      (7,902)
Cash and cash equivalents, beginning of period ....     207,078      214,828
                                                      ---------    ---------
Cash and cash equivalents, end of period ..........   $ 129,266    $ 206,926
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

Restatements and Reclassifications

The accompanying consolidated financial statements have been restated to reflect the impact of adjustments made by the Company to reduce its previously reported special charges associated with the acquisitions of NetVantage, Inc. (NetVantage), FlowPoint Corp. (FlowPoint), the DSLAM division of Ariel Corp. (Ariel), during the quarter ended November 30, 1998, and Yago Systems, Inc. ("Yago"), during the quarter ended May 31, 1998, the Network Products Group of Digital Equipment Corporation ("DNPG"), during the fourth quarter of the year ended February 28, 1998, and ZeitNet, Inc. ("ZeitNet"), during the second quarter of the year ended February 28, 1997. The Company has also reclassified certain other expenses related to the DNPG acquisition and to three acquisitions consummated during the year ended February 28, 1997 (ZeitNet, Network Express, Inc. and Netlink, Inc.) from special charges to cost of sales and selling, general and administrative expenses. The reclassifications had no effect on net income (loss).

As stated in the Company's 10-Q/A for the quarter ended August 31, 1998, as filed on July 19, 1999, the Company identified that by August 31, 1998, $7.4 million of the costs associated with the elimination of and phase out of superceded product lines based on the acquisition of Yago had been incurred. By November 30, 1998, the Company had incurred $13.6 million of these costs based on an additional $6.2 million being incurred in the quarter ended November 30, 1998. The impact for the quarter ended November 30, 1998 is an increase to cost of sales of $6.2 million and increased tax benefit of $2.4 million.

The Company also reduced the amount of its charge for in-process research and development, recorded in the fourth quarter in the year ended February 28, 1998, in connection with the acquisition of DNPG from $325.0 million to $199.3 million and, correspondingly, increased the amounts allocated to intangible assets by $125.7 million. The $125.7 million increase to intangible assets was allocated to customer relations ($97.0 million), goodwill ($14.1 million) and developed technology ($14.6 million) and is being amortized by a non-cash charge to income over a period of 5 - 10 years. The impact of this additional amortization expense to the quarter ended November 30, 1998 was an increase of $3.7 million to selling, general and administrative expenses (SG&A) and a corresponding $1.4 million tax benefit. The impact on the nine months ended November 30, 1998 was increased SG&A of $12.3 million and increased tax benefit of $4.8 million.

The Company has also reduced the amount of its special charges recorded in the fourth quarter of the year ended February 28, 1998 in connection with the acquisition of DNPG by $33.2 million. The reduction of special charges related to expenses recorded for contract employee benefits and contract compensation write-offs of $12.5 million, software licenses and software tools costs of $7.0 million, professional fees and some facility costs reclassified to purchase price of $3.2 million, customer warranty and stock rotation costs of $3.0 million and other integration costs reductions in estimates and classifications of $7.5 million. To the extent that a portion of these costs were incurred in the quarter and nine months ended November 30, 1998 the impact was reflected in the original Form 10-Q for the quarter ended November 30, 1998, as filed on January 14, 1999.

The Company has also reduced the amount of its write down of inventory recorded in the year ended February 28, 1997 related to the ZeitNet acquisition by $6.0 million and has recorded this charge, upon the disposal of this inventory, in the quarter ended May 31, 1997. This change had no impact on the financial results of the quarter ended November 30, 1997, however, cost of sales and tax expense for the nine months ended November 30, 1997 increased by $6.0 million and decreased $2.0 million, respectively.

The Company has reclassified certain expenses relating to its business combinations from special charges to cost of sales and selling, general and administrative expense. For the year ended February 28, 1998, $24.5 million relating to the write down of Company inventory made redundant and discontinued as a result of the acquisition of DNPG has been reclassified from special charges to cost of sales. For the year ended February 28, 1997 the amounts reclassified to cost of sales represented the write down of $20.3 million of inventory that was duplicative and/or rendered obsolete as a result of the acquisitions of ZeitNet, Network Express and Netlink. The amounts reclassified to selling, general and administrative expenses represented $3.4 million for customer warranty costs, $2.8 million for contract termination, $1.5 million for stay bonuses and $7.3 million for other costs that were attributable to the businesses acquired during the year ended February 28, 1997. These reclassifications had no impact on the three and nine months ended November 30, 1998.

The Company also reduced the amount of its charge for in-process research and development, recorded in the quarter ended November 30, 1998, by $7.3 million, in connection with the acquisitions of Ariel, $1.8 million, FlowPoint, $1.0 million and NetVantage, $4.5 million, and increased tax expense by $0.6 million for acquisitions completed during the quarter ended November 30, 1998.
Correspondingly, the Company increased the amounts allocated to intangible assets by $7.3 million which will be amortized by a non-cash charge to income over a period of 5 - 10 years. The impact of this additional amortization expense to the quarter and nine months ended November 30, 1998 was an increase of $0.2 million to SG&A and a corresponding $0.1 million tax benefit.

The   following   is  a  summary  of  the  effects  of  the   restatements   and
reclassifications on special charges and net income (loss) that were not reflected in the Company's Form 10-Q filed on January 14, 1999:


                                                   Three months ended        Nine months ended
                                                    November 30, 1998        November 30, 1998
(in thousands)                                     ------------------        -----------------


Special charges, as originally reported                  $74,650                $224,650

    Reduction of special charges associated with
       the acquisition of Ariel                           (1,800)                 (1,800)
    Reduction of special charges associated with
       the acquisition of FlowPoint                       (1,000)                 (1,000)
    Reduction of special charges associated with
       the acquisition of NetVantage                      (4,500)                 (4,500)
                                                          -------               ---------

Special charges, as restated                             $67,350                $217,350
                                                         =======                ========


                                                                 Three months ended              Nine months ended
                                                                    November 30,                     November 30,
(in thousands, except per share data)                           1998           1997            1998           1997
                                                                ----           ----            ----           ----

Net income (loss), as originally reported                       $(85,018)    $  19,898     $(231,725)       $136,309

   Recognition of inventory obsolescence, upon
       disposal of inventory, related to the
       acquisition of Yago, net of tax benefit
       of $2.4 million                                            (3,788)          ---           ---             ---
   Increase in amortization charges, related to the
       acquisition of DNPG, of intangible assets,
       net of tax benefit of $1.4 million and
       $4.8 million, respectively                                 (2,259)          ---        (7,515)            ---
   Recognition of inventory obsolescence, upon
       disposal of inventory, related to the
       acquisition of ZeitNet, net of tax benefit
       of $2.0 million                                               ---           ---           ---          (3,954)
   Reduction of special charges, associated with
       the acquisitions of Ariel, FlowPoint and
       NetVantage, net of tax expense of $0.6 million              6,688           ---         6,688             ---
   Increase in amortization charges, related to the
       acquisitions of Ariel, FlowPoint and
       NetVantage, of intangible assets, net of tax
       benefit of $0.1 million                                      (100)          ---          (100)            ---
                                                                ---------     --------     ----------       --------
Net income (loss), as restated                                  $(84,477)     $ 19,898     $(232,652)       $132,355
                                                                =========     ========     ==========       ========
Net income (loss) per share - basic,
    as originally reported                                        ($0.50)        $0.13        ($1.40)          $0.87
                                                                  =======        =====        =======          =====
Net income (loss) per share - diluted,
    as originally reported                                        ($0.50)        $0.12        ($1.40)          $0.85
                                                                  =======        =====        =======          =====
Net income (loss) per share - basic,
    as restated                                                   ($0.50)        $0.13        ($1.40)          $0.84
                                                                  =======        =====        =======          =====
Net income (loss) per share - diluted,
    as restated                                                   ($0.50)        $0.12        ($1.40)          $0.83
                                                                  =======        =====        =======          =====

The effect of the restatement on the consolidated balance sheet as of November 30, 1998 is as follows:


(in thousands)                                     As Originally          As
                                                      Reported         Restated
                                                   -------------       --------

Deferred income taxes                                $  78,032        $   34,313
Prepaid expenses and other assets                      113,697           112,220
Total current assets                                   876,325           831,129
Intangible assets                                       98,364           217,814
Total assets                                         1,531,681         1,605,935
Retained earnings                                      474,973           549,227
Total stockholders' equity                           1,020,868         1,095,122
Total liabilities and stockholders' equity          $1,531,681        $1,605,935

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

Cabletron recorded the cost of the acquisition at approximately $25.0 million, including direct costs of $0.4 million. This acquisition has been accounted for under the purchase method of accounting. Based on an independent appraisal, approximately $12.0 million of the purchase price was allocated to in-process research and development. Accordingly, Cabletron recorded special charges of $12.0 million for this in-process research and development, at the date of acquisition. The excess of cost over the estimated fair value of net assets acquired of $11.9 million was allocated to goodwill and other intangible assets, and is being amortized on a straight-line basis over a period of 5 - 10 years. Cabletron's consolidated results of operations include the operating results of FlowPoint from the acquisition date.

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

Cabletron recorded the cost of the acquisition at approximately $77.8 million, including direct costs of $4.2 million. This acquisition has been accounted for under the purchase method of accounting. The cost represents 6.4 million shares at $9.9375 per share, in addition to assumed options and direct acquisition costs. Based on an independent appraisal, approximately $29.4 million of the purchase price was allocated to in-process research and development. Accordingly, Cabletron recorded special charges of $29.4 million for this in-process research and development, at the date of acquisition. The excess of cost over the estimated fair value of net assets acquired of $35.6 million was allocated to goodwill and other intangible assets and is being amortized on a straight-line basis over a period of 5 - 10 years. Cabletron's consolidated results of operations include the operating results of NetVantage from the acquisition date.

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

Pro Forma Information

The unaudited pro forma consolidated historical results for the nine months ended November 30, 1998 and for the nine month period ended November 30, 1997 below assume the acquisitions of Ariel, FlowPoint, NetVantage and Yago occurred at the beginning of fiscal 1998:
(in thousands, except per share amounts)

                                               Nine months ended
                                                  November 30,
                                              1998          1997
                                              ----          ----
Net sales                                 $1,069,868     $1,082,720
Net income (loss)                         $  (63,998)    $  108,962
Net income (loss) per share               $    (0.39)    $     0.64

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


4. Inventories

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
                                                  ========          ========

5. EPS Reconciliation

The reconciliation of the numerators and denominators of the basic and diluted income (loss) per common share computations for the Company's reported net income (loss) is as follows:

(in thousands, except per share amounts)


                                                               Three months ended            Nine months ended
                                                                   November 30                  November 30,
                                                                 1998        1997            1998        1997
                                                                 ----        ----            ----        ----

Net income (loss)                                             $(84,477)   $19,898         $(232,652)    $132,355
                                                              ========    =======          =========     ========
Weighted average shares outstanding - basic                    169,658    157,986           165,884      157,527

Dilutive Effect:
 Net additional common shares upon
     exercise of common stock options                              ---      1,889               ---        2,379
                                                              --------    -------          --------      -------
Weighted average shares outstanding -
     diluted                                                   169,658    159,875           165,884      159,906
                                                               =======    =======          ========      =======
Net income (loss) per share - basic                             $(0.50)    $ 0.13            $(1.40)     $  0.84
                                                               =======    =======          ========      =======
Net income (loss) per share - diluted                           $(0.50)    $ 0.12            $(1.40)     $  0.83
                                                               =======    =======          ========      =======

6. Comprehensive Income (Loss)

The Company's total of comprehensive income (loss) was as follows:
(in thousands)

                                                               Three months ended            Nine months ended
                                                                   November 30,                 November 30,
                                                                 1998        1997            1998        1997
                                                                 ----        ----            ----        ----

Net income (loss)                                             $(84,477)   $19,898         $(232,652)    $132,355
Other comprehensive income:
Foreign currency translation
   adjustment                                                   (2,641)       474              (577)         435
                                                              --------    -------         ----------    --------
Total comprehensive income (loss)                             $(87,118)   $20,372         $(233,229)    $132,790
                                                              ========    =======        ==========     ========

7.    Supplemental Information

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

Gross profit as a percentage of net sales in the third quarter of fiscal 1999 decreased to 38.4% from 50.5% for the third quarter of fiscal 1998. The decrease was primarily due to an increase of obsolescence recognition of slower moving products and the discontinuance of older products. Secondary factors which negatively impacted the gross margin were (i) that lower than expected sales resulted in fixed manufacturing expenses, which had been increased in anticipation of higher sales, being a higher percentage of sales and (ii) a more competitive pricing environment.

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

Selling, general and administrative ("SG&A") expenses in the third quarter of fiscal 1999 increased 26.5% to $120.8 million from $95.5 million in the third quarter of fiscal 1998. The increase in expenses was due to an increase in marketing expenses, a revised incentive program and amortization of stay bonuses and incentive payments to employees added through the recent acquisitions by the Company.

Special charges in the third quarter of fiscal 1999 were $67.4 million. This amount relates to in-process research and development projects which were ongoing, at the time of acquisition, at the DSLAM division of Ariel Corporation, FlowPoint Corp. and NetVantage, Inc..

Net interest income in the third quarter of fiscal 1999 decreased $1.1 million to $3.5 million, as compared to $4.6 million in the same quarter of fiscal 1998. The decrease reflects lower cash and short-term investments balances due to payments relating to the acquisitions completed during the last four quarters.

Loss before income taxes was $109.6 million in the third quarter of fiscal 1999 compared to income before income taxes of $30.1 million in the third quarter of fiscal 1998. The decrease in income (loss) before income taxes was due primarily to special charges of $67.4 million relating to the acquisitions of the DSLAM division of Ariel Corporation, FlowPoint Corp. and NetVantage, Inc., and secondarily, lower gross margins and higher operating expenses. Excluding the special charges, loss before income taxes was $42.2 million, in the third quarter of fiscal 1999. For the three months ended November 30, 1998 the actual tax rate differs from the expected tax rate due to the non-deductibility of the in-process research and development charges taken in connection with certain acquisitions completed during the quarter.

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

Gross profit as a percentage of net sales for the nine months ended November 30, 1998 was 42.0% compared to 54.7% for the nine months ended November 30, 1997. The decreased gross profit percentage was due to higher inventory obsolescence, a more competitive pricing environment and higher relative expenses resulting from lower than expected sales. Another factor contributing to the lower gross profit margin is that the Company acquired products that contribute to the revenue mix at lower margins than the Company's core products.

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

Spending for selling, general and administrative expenses increased to $340.4 million compared to $261.8 million for the same period of the preceding year. As a percentage of net sales, spending for selling, general and administration increased to 31.9% from 24.6% for the same period of the preceding year. The increase in spending was the result of an increase in sales and technical personnel, incentive payments to employees added through the recent acquisitions by the Company and increased marketing programs.

Special charges for the nine months of fiscal 1999 were $217.4 million. This amount relates to in-process research and development projects which were ongoing, at the time of acquisition, at Yago Systems, Inc., the DSLAM division of Ariel Corporation, FlowPoint Corp. and NetVantage, Inc..

Net interest income was $11.4 million compared to $14.3 million in the same period last year. The decrease reflects lower cash and short-term investments balances due to cash expended for acquisitions.

Loss before income taxes of $257.9 million represented a decrease from income before income taxes of $200.8 million for the same period a year ago. The decrease was due largely to one-time acquisition expenses, special charges, for Yago Systems, the DSLAM division of Ariel Corporation, FlowPoint Corp. and NetVantage, Inc.. These special charges totaled $217.4 million. Additionally, the decrease in income before income taxes was due to lower gross margins and higher expenses. For the nine months ended November 30, 1998 the actual tax rate differs from the expected tax rate due to the non-deductibility of the in-process research and development charges taken in connection with certain acquisitions completed during the period.

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

1998 Acquisition of DNPG

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

Liquidity and Capital Resources

Cash, cash equivalents, short and long-term investments decreased to $394.5 million at November 30, 1998 from $447.3 million at February 28, 1998. Net cash used in operating activities was $15.7 million in the nine month period ended November 30, 1998, compared to net cash provided by operating activities of $45.3 million in the comparable period of fiscal 1998. The primary reason operating activities used cash during the period was that the Company experienced increased costs as it prepared for an increase in sales activity which increased sales level never occurred. Additionally, the decrease was due to the use of product credits by Digital. In the Company's acquisition of the DNPG, Digital received product credits which Digital can use until February 7, 2000 to purchase products from the Company. No cash is exchanged when Digital purchases products using product credits; instead Digital's remaining product credits are reduced by the amount of the purchase. The effect of Digital's use of product credits on net cash provided by operating activities in this period was partially offset by the Company's reduction of inventories due to improved inventory controls. Net cash used in investing activities decreased by $5.2 million due in part to the Company having net purchases of securities of $25.1 million. The Company sold buildings, during the third quarter of fiscal 1999, which provided $24.5 million, while the Company paid $32.2 million, net of cash received, for acquisitions completed during the quarter.

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

The Company has historically maintained higher levels of inventory than its competitors in the LAN industry in order to implement its policy of shipping most orders requiring immediate delivery within 24 to 48 hours. Worldwide inventories at November 30, 1998 were $243.0 million, or 108 days of inventory, compared to $309.7 million, or 157 days of inventory at the end of the prior fiscal year. Inventory turnover was 3.4 turns at November 30, 1998, compared to
2.3 turns at February 28, 1998. Inventories decreased and inventory turnover increased due both to improved inventory control performance and increased reserves for inventory in connection with reducing the scope of the Company's product offerings.

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

Current liabilities at November 30, 1998 were $488.8 million compared to $452.4 million at the end of the prior fiscal year. This increase was mainly due to timing of disbursements.

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