Form 10-K/A
period 1998-02-28
CABLETRON SYSTEMS INC
filed 1999-07-23
CIK 846909

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A

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

This Amendment on Form 10-K/A amends Items 3, 6, 7, 8 and 14 of the Company's Annual Report on Form 10-K previously filed for the year ended February 28, 1998. This Annual Report on Form 10-K/A is filed in connection with the
Company's restatement of its financial statements. Financial statement information and related disclosures included in this amended filing reflect, where appropriate, changes as a result of the restatements. All other information contained in this Annual Report on Form 10-K/A is as the date of the original filing.



                                TABLE OF CONTENTS



                                     PART I


          Item                                                          Page(s)
          ----                                                          -------

     3.  Legal Proceedings                                                 2


                                     PART II


     6.  Selected  Financial  Data                                      4 - 5
     7.  Management's  Discussion  and Analysis  of  Financial
         Condition  and  Results  of  Operations                        6 - 16
     8.  Consolidated Financial  Statements  and  Supplementary  Data  17 - 37





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

ITEM 6. Selected Financial Data

CABLETRON SYSTEMS, INC.

Statement of Operations Data:
(in thousands, except per share amounts)

                                                                     FISCAL YEAR ENDED
                                        ---------------------------------------------------------------------

                                        February 28,   February 28,  February 29,  February 28,  February 28,
                                            1998           1997          1996          1995          1994
                                        ------------   ------------  ------------  ------------  ------------
                                         (Restated)     (Restated)

Net sales ...........................   $ 1,377,330    $ 1,406,552   $ 1,100,349   $   833,218   $   602,486
Cost of sales .......................       676,291        595,407       448,699       340,424       246,154
Research and development ............       181,777        161,674       127,289        89,129        61,456
Selling, general and administrative .       373,789        301,469       223,083       166,649       118,373
Special charges .....................       234,285         21,724        94,343           ---           ---
                                        -----------    -----------   -----------   -----------   -----------
Income (loss)  from operations ......       (88,812)       326,278       206,935       237,016       176,503
Interest income .....................        18,578         19,422        17,891         5,572         5,948
                                        -----------    -----------   -----------   -----------   -----------
Income (loss) before taxes ..........       (70,234)       345,700       224,826       242,588       182,451
Income tax expense (benefit) ........       (35,273)       119,621        80,341        86,014        64,130
                                        -----------    -----------   -----------   -----------   -----------
Net income (loss) ...................   ($   34,961)   $   226,079   $   144,485   $   156,574   $   118,321
                                        ===========    ===========   ===========   ===========   ===========
Net income (loss) per share - basic .   ($     0.22)   $      1.46   $      0.95   $      1.08   $      0.82
                                        ===========    ===========   ===========   ===========   ===========
Net income (loss) per share - diluted   ($     0.22)   $      1.42   $      0.93   $      1.07   $      0.81
                                        ===========    ===========   ===========   ===========   ===========
Weighted average number of shares
    outstanding - basic .............       157,686        155,207       151,525       145,125       143,692
                                        ===========    ===========   ===========   ===========   ===========
Weighted average number of shares
    outstanding - diluted ...........       157,686        158,933       155,171       147,017       146,567
                                        ===========    ===========   ===========   ===========   ===========

Note: Included in fiscal 1998 results are special charges related to the in-process research and development expenses for the acquisition of Digital's Network Products Group and the implementation of a strategic realignment plan consisting of $121.8 million and $21.5 million, respectively (net of tax). Included in fiscal 1997 and fiscal 1996 results are $13.5 million and $60.8 million (net of tax) of special charge items related to all acquisitions for each fiscal year, respectively. Excluding these one-time charges, pro forma net income and diluted net income per share are as follows:


                                                            FISCAL YEAR ENDED
(in thousands, except per share data)        ---------------------------------------------

                                              February 28,   February 28,   February 29,
                                                  1998           1997           1996
                                              -------------- -------------- --------------
                                                (Restated)     (Restated)

Pro forma net income                             $108,339       $239,579       $205,285
Pro forma diluted net income per share           $   0.68       $   1.51       $   1.32


Balance Sheet Data:                           February 28,    February 28,   February 29,  February 28,  February 28,
(in thousands)                                    1998           1997           1996           1995          1994
                                              ------------   ------------    -----------   ------------  ------------
                                               (Restated)     (Restated)

Working capital                               $  593,046       $  679,056      $485,152      $381,758      $258,463
Total assets                                   1,682,048        1,310,809       996,908       702,200       502,377
Stockholders' equity                           1,085,075        1,085,452       809,886       593,942       425,719


As previously reported, in its Form 10-Q filed on October 16, 1998, the Company received comments from the staff of the Securities & Exchange Commission ("SEC") on the Company's financial statements, particularly with respect to the accounting for recent acquisitions. Based upon these comments, the Company has agreed to make certain revisions to the consolidated financial statements contained in this Amended Form 10-K for the Company's year ended February 28, 1998. The SEC has indicated that, based upon the revisions the Company has agreed to make, it has no further comments on the affected consolidated financial statements. The revisions relate primarily to special charges associated with the acquisition of the Network Products Group of Digital Equipment Corporation ("DNPG"), during the fourth quarter of the year ended February 28, 1998 and special charges associated with the acquisition of ZeitNet, Inc. ("ZeitNet"), during the second quarter of the year ended February 28, 1997. The Company has also reclassified certain other expenses related to the DNPG acquisition and to three acquisitions consummated during the year ended February 28, 1997 (ZeitNet, Network Express, Inc. and Netlink, Inc.) from special charges to cost of sales and selling, general and administrative expenses. The reclassifications had no effect on net income (loss).

See Notes 2 (n) and 17 of the Consolidated Financial Statements for additional information.

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

Results of Operations

This table sets forth Cabletron's net sales, cost of sales, expenses by category, income (loss) from operations, interest income, income (loss) before income taxes, income tax expense (benefit) and net income (loss) expressed as percentages of net sales, for the fiscal years ended February 28, 1998 and 1997 and February 29, 1996:


                                          1998       1997      1996
                                         -----      -----     -----

Net sales .........................      100.0%     100.0%    100.0%
Cost of sales .....................       49.1       42.3      40.8
                                         -----      -----     -----
Gross profit ......................       50.9       57.7      59.2
Research and development ..........       13.2       11.5      11.6
Selling, general and administrative       27.1       21.5      20.3
Special charges ...................       17.0        1.5       8.6
                                         -----      -----     -----
Income (loss) from operations .....       (6.4)      23.2      18.7
Interest income ...................        1.3        1.4       1.6
                                         -----      -----     -----
Income (loss) before income taxes .       (5.1)      24.6      20.3
                                         -----      -----     -----
Income tax expense (benefit).......       (2.6)       8.5       7.2
                                         -----      -----     -----
Net income (loss) .................       (2.5%)     16.1%     13.1%
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

Costs, Expenses and Interest Income

Cost of sales was $676.3 million or 49.1% of net sales in fiscal 1998, compared to $595.4 million or 42.3% of net sales in fiscal 1997 and $448.7 million or 40.8% of net sales in fiscal 1996. The increase in cost of sales as a percentage of net sales is primarily attributable to (i) pricing pressures on the Company's products, especially in foreign markets which traditionally carried a higher margin, which resulted in a lower selling price per product and (ii) effects from inventory write-offs, which increase the cost of sales as a percentage of net sales. The Company was able to maintain its gross margins in fiscal 1997 and 1996 by introducing and selling products with improved functionality, further developing its service maintenance program and improving purchasing and manufacturing efficiencies.

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

Selling, general and administrative ("SG&A") expenses were $373.8 million or 27.1% of net sales in fiscal 1998, compared to $301.5 million or 21.4% of net sales in fiscal 1997 and $223.1 million or 20.3% of net sales in fiscal 1996. Increases in SG&A spending resulted from expanding the sales and support workforce, establishing additional office locations domestically and internationally, the addition of administrative personnel as a result of acquisitions and increased administrative spending primarily due to anticipated increases in volume. SG&A expenses increased as a percentage of net sales in fiscal 1998 primarily as a result of lower than expected sales.

In fiscal 1998 the Company had special charges of $234.3 million,  consisting of
(i) in-process research and development of $199.3 million in connection with the acquisition of the DNPG and (ii) charges relating to the Company's realignment of $35.0 million. For fiscal 1997, a $21.7 million special charge was taken for the acquisitions of ZeitNet, Network Express, Netlink and The OASys Group. A portion of these special charges, incurred during fiscal 1997, related to employee severance costs related to small planned layoffs in each of the pooled companies primarily in the areas of office administration, engineering, marketing and senior management. In fiscal 1996 a $94.3 million special charge was taken for the purchase of the ENBU of SMC and Fivemere Limited (purchased by Network Express in fiscal 1996).

Interest income in fiscal 1998 was $18.5 million compared to $19.4 million in fiscal 1997 and $17.9 million in fiscal 1996. The slight decrease is primarily the result of lower interest rates in fiscal 1998 than in fiscal 1997.

Realignment

The Company announced on December 16, 1997 a global initiative to better align the Company's business strategy with its focus in the enterprise and service provider markets. The realignment is intended to better position the Company to provide more solutions-oriented products and service; to increase its distribution of products through third-party distributors and resellers; to improve its position internationally, and to aggressively develop partnership and acquisition opportunities. The Company incurred a pre-tax charge in the fourth quarter of fiscal 1998 of $35.0 million ($21.5 million net of tax) related to the realignment. The realignment included general expense reduction through the reallocation of resources, including the elimination of certain existing projects, personnel reduction, the elimination of duplicate facilities and the consolidation of related operations. The employee severance costs relate to small planned layoffs in each of the pooled companies primarily in the areas of office administration, engineering, marketing and senior management. Included in accrued liabilities at February 28, 1998 is $4.8 million relating to severance costs associated with 350 eliminated positions. The Company has completed most of these reductions. The expense reductions associated with the realignment are intended to yield approximately $40 million in total annualized savings, beginning in the fourth quarter of fiscal 1998.

Income (Loss)

Loss before income taxes was $70.2 million or 5.1% of net sales in fiscal 1998, compared to income before income taxes of $345.7 million or 24.6% of net sales in fiscal 1997 and $224.8 million or 20.3% of net sales in fiscal 1996. In fiscal 1998, the Company had special charges of $234.3 million, compared to $21.7 million in fiscal 1997 and $94.3 million in fiscal 1996. The decrease in income before income taxes in fiscal 1998 was due in part to the increase of $212.6 million in special charges. The increase in income before income taxes in fiscal 1997 was due in part to the $72.6 million decrease in these special charges. Excluding special charges, income before income taxes was $164.1 million in fiscal 1998, $367.4 million in fiscal 1997 and $319.2 million in fiscal 1996. In addition to the special charges, the decrease in income before income taxes in fiscal 1998 was also due to lower revenues and the higher cost of sales. The factors affecting revenues and cost of sales are discussed above. The tax benefit was calculated using an effective tax rate of 50.2%, in fiscal 1998, compared to fiscal 1997 tax expense was calculated using an effective tax rate of 34.6%. The tax benefit was a result of a loss before income taxes during fiscal 1998. Loss after taxes was $35.0 million compared to income after taxes of $226.1 million in fiscal 1997.

1998 Acquisition

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

The Company has historically maintained higher levels of inventory than its competitors in the networking industry in order to implement its policy of shipping most orders requiring immediate delivery within 24 to 48 hours. Worldwide inventories were $309.7 million at February 28, 1998 or 157 days of inventory, compared to $203.4 million or 109 days of inventory at the end of the preceding fiscal year. The increase of days in inventory was the result of lower sales and the introduction of a new product line, the SmartSwitch family of products.

Net cash provided by operating activities was $49.5 million in fiscal 1998, compared to $188.8 million in fiscal 1997 and $151.3 million in fiscal 1996. The decrease was primarily a result of higher accounts receivable and inventory. In the Company's acquisition of the DNPG, part of the purchase price was paid in $302.5 million of product credits which Digital can use through February 7, 2000 to purchase certain Cabletron products that are ordered under the Reseller Agreement. As a result of these products credits, net cash provided by operating activities will not increase at the same rate of growth as net sales through February 7, 2000. The use of products credits by Digital will not affect the Company's income statement because the Company will recognize revenue as Digital uses product credits. See Note 9 (Notes to the Consolidated Financial Statements) included at page 30 of this document for additional details regarding the product credits.

During fiscal 1998 capital expenditures were $74.2 million, which included $34.9 million in software and hardware products. Capital expenditures for fiscal 1997 of $94.4 million included $58.9 million for engineering computer hardware and software and $3.3 million for leasehold improvements. During fiscal 1996, $63.3 million of capital expenditures included $9.8 million for building costs of which $3.4 million was for the purchase of an engineering building, $21.4 million for engineering computer hardware and software, $5.5 million for manufacturing and related equipment and $19.0 million for expanding global sales operations.

Cash, cash equivalents, short and long-term investments decreased during fiscal 1998 to $447.3 million, from $568.3 million in the prior fiscal year. This decrease in fiscal 1998 reflects the cash used in the acquisition of DNPG. State and local municipal bonds and bond funds of approximately $373.2 million, maturing in three years or less, were being held by the Company at February 28, 1998.

On March 7, 1997 the Company obtained a $250 million revolving credit facility with Chase Manhattan Bank, First National Bank of Chicago and several other lenders. The facility has a term of three years but the Company has the option to extend the facility for an additional two years. As of February 28, 1998, the Company had not drawn down any money under the facility.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CABLETRON SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS
February 28, 1998 and 1997
(in thousands, except per share amounts)

Assets                                                                             1998        1997
                                                                                   ----        ----
                                                                               (Restated)   (Restated)

Current assets:
    Cash and cash equivalents ..............................................   $  207,078   $  214,828
    Short-term investments (note 4) ........................................      116,979      165,396
    Accounts receivable, net of allowance for
      doubtful accounts ($21,043 and $15,476 in 1998
      and 1997, respectively) ..............................................      241,181      219,896
    Inventories (note 5) ...................................................      309,667      203,438
    Deferred income taxes (note 11) ........................................       81,161       55,061
    Prepaid expenses and other assets ......................................       89,396       34,691
                                                                               ----------   ----------
        Total current assets ...............................................    1,045,462      893,310
                                                                               ----------   ----------
Long-term investments (note 4) .............................................      123,272      188,081
Long-term deferred income taxes (note 11) ..................................      107,094       29,627
Property, plant and equipment, net (note 6) ................................      244,730      198,557
Intangible assets, net  ....................................................      161,490        1,234
                                                                               ----------   ----------
        Total assets .......................................................   $1,682,048   $1,310,809
                                                                               ==========   ==========


Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable .......................................................   $   79,969   $   68,604
    Current portion of long-term obligation (note 9) .......................      157,719          ---
    Accrued expenses (note 8) ..............................................      214,728      135,208
    Income taxes payable ...................................................          ---       10,442
                                                                               ----------   ----------
        Total current liabilities ..........................................      452,416      214,254
    Long-term obligation (note 8) ..........................................      132,500          ---
    Long-term deferred income taxes (note 11) ..............................       12,057       11,103
                                                                               ----------   ----------
        Total liabilities ..................................................      596,973      225,357
                                                                               ----------   ----------

Commitments and contingencies (notes 10 and 12)

Stockholders' equity:
    Preferred stock, $1.00 par value. Authorized
      2,000 shares; none issued                                                       ---          ---
    Common stock, $0.01 par value. Authorized
      240,000 shares; issued and outstanding 158,267
      and 156,305 shares in 1998 and 1997, respectively
                                                                                    1,583        1,563
    Additional paid-in capital .............................................      300,834      266,829
    Retained earnings ......................................................      781,878      816,839
                                                                               ----------   ----------
                                                                                1,084,295    1,085,231
    Cumulative translation adjustment ......................................          780          221
                                                                               ----------   ----------
        Total stockholders' equity .........................................    1,085,075    1,085,452
                                                                               ----------   ----------
        Total liabilities and stockholders' equity .........................   $1,682,048   $1,310,809
                                                                               ==========   ==========

          See accompanying notes to consolidated financial statements.

CABLETRON SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended February 28, 1998 and 1997 and February 29, 1996
(in  thousands, except per share amounts)


                                                                                       1998           1997          1996
                                                                                   -----------    -----------   -----------
                                                                                   (Restated)      (Restated)

Net sales ......................................................................   $ 1,377,330    $ 1,406,552   $ 1,100,349
Cost of sales ..................................................................       676,291        595,407       448,699
                                                                                   -----------    -----------   -----------
     Gross profit ..............................................................       701,039        811,145       651,650
Operating expenses:
     Research and development ..................................................       181,777        161,674       127,289
     Selling, general and administrative .......................................       373,789        301,469       223,083
     Special charges (note 3) ..................................................       234,285         21,724        94,343
                                                                                   -----------    -----------   -----------
         Income (loss)  from operations ........................................       (88,812)       326,278       206,935
Interest income ................................................................        18,578         19,422        17,891
                                                                                   -----------    -----------   -----------
         Income (loss) before income taxes .....................................       (70,234)       345,700       224,826
Income tax expense (benefit) (note 11) .........................................       (35,273)       119,621        80,341
                                                                                   -----------    -----------   -----------
         Net income (loss) .....................................................   ($   34,961)   $   226,079   $   144,485
                                                                                   ===========    ===========   ===========
Net income (loss) per share - basic ............................................   ($     0.22)   $      1.46   $      0.95
                                                                                   ===========    ===========   ===========
Net income (loss) per share - diluted ..........................................   ($     0.22)   $      1.42   $      0.93
                                                                                   ===========    ===========   ===========
Weighted average number of shares outstanding - basic ..........................       157,686        155,207       151,525
                                                                                   ===========    ===========   ===========
Weighted average number of shares outstanding - diluted ........................       157,686        158,933       155,171
                                                                                   ===========    ===========   ===========











          See accompanying notes to consolidated financial statements.

CABLETRON SYSTEMS, INC.

CONSOLIDATED  STATEMENTS OF  STOCKHOLDERS'  EQUITY
Years ended February 28, 1998 and 1997 and February 29, 1996

----------------------------------------------------------------------------------------------------------------------------
(in thousands, except number of shares)           ADDITIONAL                CUMULATIVE           NOTES            TOTAL
                                        COMMON      PAID-IN    RETAINED    TRANSLATION        RECEIVABLE       STOCKHOLDERS'
                                         STOCK      CAPITAL    EARNINGS     ADJUSTMENT       STOCKHOLDERS         EQUITY
----------------------------------------------------------------------------------------------------------------------------
BALANCE AT FEBRUARY 28, 1995              $757     $147,885    $447,033       ($1,364)             ($369)          $593,942
----------------------------------------------------------------------------------------------------------------------------
Repayments of notes receivable,
     stockholders                          ---          ---         ---            ---                218               218
Issuance of common stock, net                9       41,765         ---            ---                ---            41,774
Issuance of common stock for
     Fivemere acquisition                    1        2,564         ---            ---                ---             2,565
Exercise of options for 1,453
     shares of common stock                  8       17,214         ---            ---                ---            17,222
Tax benefit for options exercised          ---        7,215         ---            ---                ---             7,215
Issuance of 154 shares under
employee
     stock purchase plan                     1        3,322         ---            ---                ---             3,323
Stock repurchased and retired              ---       (1,173)        ---            ---                ---            (1,173)
Effect of foreign currency                 ---          ---         ---            315                ---               315
translation
Net income                                 ---          ---     144,485            ---                ---           144,485
----------------------------------------------------------------------------------------------------------------------------
BALANCE AT FEBRUARY 29, 1996               776      218,792     591,518        (1,049)              (151)           809,886
----------------------------------------------------------------------------------------------------------------------------
Issuance of common stock, net               15        8,562         ---            ---                ---             8,577
Exercise of options for 1,345
     shares of common stock                 10       18,012         ---            ---                ---            18,022
Repayment of notes receivable              ---          ---         ---            ---                151               151
Issuance of common stock for The
     OASys Group acquisition                 2        6,955         ---            ---                ---             6,957
Tax benefit for options exercised          ---        8,302         ---            ---                ---             8,302
Stock split                                758          ---        (758)           ---                ---               ---
Issuance of 197 shares under
employee
     stock purchase plan                     2        6,206         ---            ---                ---             6,208
Effect of foreign currency translation     ---          ---         ---          1,270                ---             1,270
Net income (Restated)                      ---          ---     226,079            ---                ---           226,079
----------------------------------------------------------------------------------------------------------------------------
BALANCE AT FEBRUARY 28, 1997*            1,563      266,829     816,839            221                ---         1,085,452
----------------------------------------------------------------------------------------------------------------------------
Exercise of options for 1,751
     shares of common stock                 18       17,291         ---            ---                ---            17,309
Tax benefit for options exercised          ---       10,469         ---            ---                ---            10,469
Issuance of 231 shares under
employee
     stock purchase plan                     2        6,245         ---            ---                ---             6,247
Effect of foreign currency                 ---          ---         ---            559                ---               559
translation
Net loss (Restated)                        ---          ---     (34,961)           ---                ---           (34,961)
---------------------------------------------------------------------------------------------------------------------------
BALANCE AT FEBRUARY 28, 1998*           $1,583     $300,834    $781,878           $780                ---        $1,085,075
---------------------------------------------------------------------------------------------------------------------------
* Restated











          See accompanying notes to consolidated financial statements.

CABLETRON SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended February 28, 1998 and 1997 and February 29, 1996
(in thousands)

                                                                                     1998         1997         1996
                                                                                   ---------    ---------    ---------
                                                                                  (Restated)   (Restated)

Cash flows from operating activities:
     Net income (loss) .........................................................   ($ 34,961)   $ 226,079    $ 144,485
     Adjustments  to  reconcile  net  income  (loss)  to net  cash  provided  by operating activities:
        Depreciation and amortization ..........................................      66,358       49,704       32,738
        Provision for losses on accounts receivable ............................       5,668        9,140          435
        Loss (gain) on disposal of property, plant and equipment ...............        (285)          87           93
        Purchased research and development from acquisitions ...................     199,300          ---       67,750
        Deferred income taxes ..................................................    (111,425)     (22,933)     (38,766)
        Changes in assets and liabilities:
           Accounts receivable .................................................     (31,847)     (74,925)     (55,795)
           Inventories .........................................................     (91,412)     (41,623)     (46,500)
           Prepaid expenses and other assets ...................................       1,213       (1,709)     (17,508)
           Accounts payable and accrued expenses ...............................      83,471       52,661       60,688
           Income taxes payable ................................................     (36,591)      (7,653)       3,705
                                                                                   ---------    ---------    ---------
              Net cash provided by operating activities ........................      49,489      188,828      151,325
                                                                                   ---------    ---------    ---------

Cash flows from investing activities:
        Capital expenditures ...................................................     (74,264)     (94,368)     (63,322)
        Cash portion of business acquisition ...................................    (129,107)         ---      (74,645)
        Purchase of available-for-sale securities ..............................    (118,919)    (203,667)    (124,968)
        Purchase of held-to-maturity securities ................................     (37,228)    (247,855)    (205,852)
        Sales/maturities of marketable securities ..............................     269,344      424,308      236,393
                                                                                   ---------    ---------    ---------
              Net cash used in investing activities ............................     (90,174)    (121,582)    (232,394)
                                                                                   ---------    ---------    ---------

Cash flows from financing activities:
        Repayment of notes receivable from stockholders ........................         ---          151          218
        Repurchase of common stock .............................................         ---          ---       (1,173)
        Tax benefit of options exercised .......................................      10,469        8,302        7,215
        Proceeds from sale of common stock .....................................         ---        8,577       41,774
        Common stock issued to employee stock purchase plan ....................       6,247        6,208        3,323
        Proceeds from exercise of stock options ................................      17,309       18,022       17,222
                                                                                   ---------    ---------    ---------
              Net cash provided by financing activities ........................      34,025       41,260       68,579
                                                                                   ---------    ---------    ---------
     Effect of exchange rate changes on cash ...................................      (1,090)         220          159
                                                                                   ---------    ---------    ---------
     Net (decrease) increase in cash and cash equivalents ......................      (7,750)     108,726      (12,331)
     Cash and cash equivalents, beginning of year ..............................     214,828      106,102      118,433
                                                                                   ---------    ---------    ---------
     Cash and cash equivalents, end of year ....................................   $ 207,078    $ 214,828    $ 106,102
                                                                                   =========    =========    =========
     Cash paid during the year for:
        Income taxes ...........................................................   $  57,941    $ 132,291    $ 142,733
                                                                                   =========    =========    =========


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

(b)  Investments

Held-to-maturity securities are those investments which the Company has the ability and intent to hold until maturity. Held-to-maturity securities are recorded at amortized cost, adjusted for amortization of premiums and discounts, which approximates market value. Available-for-sale securities are also recorded at amortized cost, adjusted for amortization of premiums and discounts. The Company's investments consist principally of high grade obligations of the United States government and various state, county, and municipal government notes and bonds. Due to the nature of the Company's investments and the resulting low volatility, the difference between fair value and amortized cost is not material.

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

(n)      Restatements and Reclassifications

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

As a result, the Company reduced the amount of its charge for in-process research and development in connection with the acquisition of DNPG from $325.0 million to $199.3 million and, correspondingly, increased the amounts allocated to intangible assets by $125.7 million. The $125.7 million increase to intangible assets was allocated as follows ($97.0 million for customer relations, $14.1 million for goodwill and $14.6 million for developed technology) and is being amortized by a non-cash charge to income over a period of 5 - 10 years. The impact for the year end was February 28, 1998 was a decrease to special charges of $125.7 million and increased tax expense of $49.9 million. The impact of this additional amortization expense for the year ended February 28, 1998 was increased SG&A of $1.1 million and increased tax benefit of $0.4 million.

The Company has also reduced the amount of its special charges recorded in the fourth quarter of the year ended February 28, 1998 in connection with the acquisition of DNPG by $33.2 million. The reduction of special charges related to expenses recorded for contract employee benefits and contract compensation write-offs of $12.5 million, software licenses and software tools costs of $7.0 million, professional fees and some facility costs reclassified to purchase price of $3.2 million, customer warranty and stock rotation costs of $3.0 million and other costs reductions in estimates and classifications of $7.5 million. The impact for the year ended February 28, 1998 was decreased special charges by $33.2 million and increased tax expense of $11.3 million.

To the extent that a portion of these costs were incurred in the year ended February 28, 1998, the amounts are included in the restated results for this year. The impact for the year ended February 28, 1998 was increased SG&A of $1.5 million and increased tax benefit of $0.5 million.

The Company has also reduced the amount of its write down of inventory recorded in the year ended February 28, 1997 relating to the ZeitNet acquisition by $6.0 million and has recorded the write down in the year ended February 28, 1998, upon disposal of the inventory. The impact for the year ended February 28, 1998 was an increase to cost of sales of $6.0 million and a tax benefit of $2.0 million. The impact for the year ended February 28, 1997 was a decrease of special charges of $6.0 million and an increase to tax expense of $2.0 million.

The Company has reclassified certain expenses relating to its business combinations from special charges to cost of sales and selling, general and administrative expense. For the year ended February 28, 1998, $24.5 million relating to the write down of Company inventory made redundant and discontinued as a result of the acquisition of DNPG has been reclassified from special charges to cost of sales. For the year ended February 28, 1997, the amount of special charges reclassified to cost of sales represented the write down of $20.3 million of inventory that was duplicative and/or rendered obsolete as a result of the acquisitions of ZeitNet, Network Express and Netlink. The amounts reclassified to selling, general and administrative expenses represented $3.4 million for customer warranty costs, $2.8 million for contract termination, $1.5 million for stay bonuses and $7.3 million for other costs that were attributable to the businesses acquired during the year ended February 28, 1997. These reclassifications had no impact on net income (loss) for the years ended February 28, 1998 and 1997.

The   following   is  a  summary  of  the  effects  of  the   restatements   and
reclassifications on special charges and net income (loss):

(in thousands)                                         1998              1997
                                                       ----              ----

Special charges, as originally reported              $417,685           $63,024

    Reduction of in-process research and
       development charge, related to the
       acquisition of DNPG                           (125,700)              ---
    Reduction of special charges, related
       to the acquisition of DNPG and
       ZeitNet, respectively                          (33,200)           (6,000)
    Reclassification to cost of sales related
       to the acquisition of DNPG                     (24,500)              ---
    Reclassification to cost of sales related
       to the acquisitions of ZeitNet, Network
       Express and Netlink                                ---           (20,300)
    Reclassification to selling, general and
       administrative expenses related to the
       acquisitions of ZeitNet, Network Express
       and Netlink                                        ---           (15,000)
                                                     --------           -------
Special charges, as restated                         $234,285           $21,724
                                                     ========           =======

Net income (loss), as originally reported           ($127,062)         $222,125
    Reduction of in-process research and
       development charge, related to the
       acquisition of DNPG, net of tax
       expense of $49.9 million                        75,838               ---
    Increase in amortization charges, related
       to the acquisition of DNPG, of
       intangible assets, net of tax benefit
       of $0.4 million                                   (659)              ---
    Reduction of special charges, related to
       the acquisition of DNPG, net of tax
       expense of $11.3 million                        21,899               ---
    Recognition of costs as incurred, related
       to the acquisition of DNPG, net of tax
       benefit of $0.5 million                         (1,023)              ---
    Recognition of ZeitNet inventory writedown,
       net of tax benefit of $2.0 million              (3,954)              ---
    Reduction of special charges, related to
       the acquisition of ZeitNet, net of tax
       expense $2.0 million                               ---             3,954
                                                     --------          --------
Net income (loss), as restated                       ($34,961)         $226,079
                                                     ========          ========
Net income (loss) per share - basic,                   ($0.81)            $1.43
     as originally reported                            =======            =====
Net income (loss) per share - diluted,                 ($0.81)            $1.40
     as originally reported                            =======            =====
Net income (loss) per share - basic,                   ($0.22)            $1.46
     as restated                                       =======            =====
Net income (loss) per share - diluted,                 ($0.22)            $1.42
     as restated                                       =======            =====

The effect of the restatement on the consolidated balance sheet as of February 28, 1998 is as follows:

                                                  As Originally          As
(in thousands)                                       Reported         Restated
                                                  -------------     -----------
Prepaid expenses and other assets                  $   78,084        $   89,396
Total current assets                                1,034,150         1,045,462
Long-term deferred income taxes                       167,308           107,094
Intangible assets                                      36,867           161,490
Total assets                                        1,606,327         1,682,048
Accrued expenses                                      235,062           214,728
Total current liabilities                             472,750           452,416
Total liabilities                                     617,307           596,973
Retained earnings                                     685,823           781,878
Total stockholders' equity                            989,020         1,085,075
Total liabilities and stockholders' equity         $1,606,327        $1,682,048

The effect of the restatement on the consolidated balance sheet as of February 28, 1997 is as follows:

                                                  As Originally          As
(in thousands)                                       Reported         Restated
                                                  -------------     -----------
Inventories                                        $  197,438        $  203,438
Deferred income taxes                                  57,107            55,061
Total current assets                                  889,356           893,310
Total assets                                        1,306,855         1,310,809
Retained earnings                                     812,885           816,839
Total stockholders' equity                          1,081,498         1,085,452
Total liabilities and stockholders' equity         $1,306,855        $1,310,809

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

On December 11, 1996, the Company acquired Netlink Inc. ("Netlink"), a privately held manufacturer of frame relay products. Under the terms of the agreement, Cabletron issued approximately 3.8 million shares of common stock for all of the outstanding shares (and all shares issuable upon exercise of options) of Netlink in a transaction accounted for as a pooling of interests. In connection with the acquisition, the Company recorded special charges of $1.8 million for professional fees and $0.2 million for employee severance. The employee severance costs relate to small planned layoffs primarily in the areas of office administration, engineering, marketing and senior management.

On August 1, 1996, the Company acquired Network Express, Inc., ("Network Express") a publicly held manufacturer of ISDN LAN switched access solutions. Under the terms of the agreement, Cabletron issued approximately 2.9 million shares of common stock for all of the outstanding shares (and all shares issuable upon exercise of options) of Network Express in a transaction accounted for as a pooling of interests. In connection with the acquisition, the Company recorded special charges of $5.5 million for in-process research and development, $3.1 million for professional fees and $1.7 million for employee severance. The employee severance costs relate to small planned layoffs primarily in the areas of office administration, engineering, marketing and senior management.

On July 26, 1996, the Company acquired ZeitNet Inc., ("ZeitNet") a privately held manufacturer of ATM products. Under the terms of the agreement, Cabletron issued approximately 3.3 million shares of common stock for all of the outstanding shares (and all shares issuable upon exercise of options) of ZeitNet in a transaction accounted for as a pooling of interests. In connection with the acquisition, the Company recorded special charges of $1.8 million for professional fees and $0.6 million for employee severance. The employee severance costs relate to small planned layoffs primarily in the areas of office administration, engineering, marketing and senior management.

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

Net sales, operating income (loss) and net income (loss) of Cabletron, ZeitNet, Network Express and Netlink for the periods preceding the acquisitions are presented in the following table:


(in thousands)                                           (unaudited)
                                                         Fiscal 1997                  Fiscal 1996
                                               -------------------------------       -------------
                                                 Nine months       Six months        Twelve months
                                               ended 11/30/96    ended 8/31/96       ended 2/29/96
                                               --------------    -------------       -------------

Net sales:
    Cabletron                                      $1,025,997         $664,439         $1,069,715
    ZeitNet                                               ---            2,140              4,395
    Network Express                                       ---            3,177             18,997
    Netlink                                             7,935              ---              7,242
                                                   ----------         --------         ----------
                   Pro forma total net sales       $1,033,932         $669,756         $1,110,349
                                                   ==========         ========         ==========

Operating income (loss):
    Cabletron                                        $234,842         $135,813         $  227,562
    ZeitNet                                               ---           (2,965)            (8,890)
    Network Express                                       ---           (2,293)            (9,415)
    Netlink                                            (2,856)             ---             (2,322)
                                                     --------         --------         ----------
            Pro forma total operating income         $231,986         $130,555         $  206,935
                                                     ========         ========         ==========

Net income (loss):
    Cabletron                                        $161,789          $94,047         $  164,418
    ZeitNet                                               ---           (2,972)            (8,938)
    Network Express                                       ---           (2,154)            (8,475)
    Netlink                                            (2,887)             ---             (2,520)
                                                     --------          -------         ----------
                  Pro forma total net income         $158,902          $88,921         $  144,485
                                                     ========          =======         ==========

Note: the fiscal 1997 interim information is presented for the interim periods nearest the dates that the combinations were consummated.

(in thousands)                              1998              1997
                                            ----              ----

Net Sales                               $1,878,476         $2,004,586
Operating income                           136,937            350,696


The purchase price for each acquisition, completed during the year ended February 28, 1998, has been allocated to assets acquired and liabilities assumed based on fair market value at the date of acquisition. The purchase price is summarized as follows:

Cash paid for acquisition                       $129,107
Product credits granted                          302,500
Discount on product credits                      (11,691)
Assumed liabilities                               19,581
                                             ------------
     Purchase price                             $439,497
                                             ============


The following are supplemental disclosures of noncash transactions in connection with the DNPG acquisition.

Fair value of assets acquired                   $251,888
In-process research and development              199,300
Assumed liabilities                              (19,581)
Product credits                                 (302,500)
                                            -------------
     Cash portion of acquisition                $129,107
                                            =============


Note (4)  Investments

Investments are summarized as follows at February 28, 1998 and 1997:

(in thousands)                    1998                          1997
                    ----------------------------  ----------------------------
                                  Long                          Long
                      Current     Term     Total   Current      Term     Total
                     -------- --------   -------  --------  --------  --------

Held-to-maturity    $ 57,506  $ 14,896  $ 72,402  $ 84,261  $115,209  $199,470
Available-for-sale    59,473   108,376   167,849    81,135    72,872   154,007
                    --------  --------  --------  --------  --------  --------
         Total      $116,979  $123,272  $240,251  $165,396  $188,081  $353,477
                    ========  ========  ========  ========  ========  ========


The Company's investments consist principally of high grade obligations of the United States government and various state, county, and municipal government notes and bonds. The contractual maturities for the above securities are less than three years.


Note (5)  Inventories

Inventories consist of the following at February 28, 1998 and 1997:

(in thousands)                            1998              1997
                                          ----              ----

Raw materials                          $ 70,415         $ 64,685
Work-in-process                          24,521           57,070
Finished goods                          214,731           81,683
                                       --------         --------
Total                                  $309,667         $203,438
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
                                ========       ========


Note (7) Intangible Assets

Intangible assets consist of the following at February 28, 1998 and 1997.

                                                           Estimated
(in thousands)                           1998       1997   Useful Lives
                                         ----       ----   ------------

Goodwill                              $20,160     $1,439   7 - 10 years
Customer relations                     97,000        ---        8 years
Assembled work force acquired
  in business acquisition               6,500        ---   7 - 10 years
Patents and technologies acquired
  in business acquisition              39,600        ---    3 - 5 years
                                      -------     ------
                                      163,260      1,439
Less accumulated amortization          (1,770)       205
                                      -------     ------
                                     $161,490     $1,234
                                     ========     ======


Note (8)  Accrued Expenses

Accrued expenses consist of the following at February 28, 1998 and 1997:

(in thousands)                               1998              1997
                                             ----              ----

Salaries and benefits                    $ 25,152          $ 15,527
Deferred revenue                           74,414            50,041
Warranty                                   18,669            19,315
Other                                      96,493            50,325
                                         --------          --------
      Total                              $214,728          $135,208
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

Total future minimum lease payments under all noncancelable operating leases as of February 28, 1998, are as follows:

(in thousands)            Year

                          1999       $ 8,108
                          2000         5,163
                          2001         3,538
                          2002         2,720
                          2003         1,853
                   Thereafter          7,825
                                     -------
                                     $29,207
                                     =======



Note (11) Income Taxes

Income (loss) before income taxes is summarized as follows:

(in thousands)                                  1998        1997       1996
                                                ----        ----       ----

Total US domestic income (loss)             ($36,343)   $319,017   $173,515
Total foreign subsidiaries income (loss)     (33,891)     26,683     51,311
                                            --------    --------   --------
Total income (loss) before income taxes     ($70,234)   $345,700   $224,826
                                            ========    ========   ========

Tax expense (benefit) is summarized as follows:

Currently payable:
     Federal                                $ 55,782    $117,546    $92,109
     State                                    10,689      21,962     20,807
     Foreign                                     956       1,000     11,519
Deferred tax benefit                        (102,700)    (20,887)   (44,094)
                                            --------    --------    -------
     Tax expense (benefit)                 ($ 35,273)   $119,621    $80,341
                                            ========    ========    =======

The following is a reconciliation of the effective tax rates to the statutory federal tax rate:

                                                1998        1997       1996
                                                ----        ----       ----

Statutory federal income tax rate              (35.0%)      35.0%      35.0%
State income tax, net of federal tax benefit    (3.3)        3.6        3.8
Exempt income of foreign sales corporation,
     net of tax                                (10.9)       (0.7)      (1.1)
Research and experimentation credit             (5.9)       (0.7)       ---
Municipal income                                (8.9)       (2.0)       ---
Rate differential on foreign operations         14.0        (2.5)      (1.6)
Nondeductible goodwill & intangibles             1.7         ---        ---
Other                                           (1.9)        1.9       (0.4)
                                                -----       -----      -----
                                               (50.2%)      34.6%      35.7%
                                                =====       =====      =====

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at February 28, 1998 and 1997 are presented below:

(in thousands)                                  1998        1997
                                                ----        ----
Deferred tax assets:
  Accounts receivable                        $  6,166    $  4,996
  Inventories                                  37,415      31,813
  Property, plant and equipment                   200        ---
  Other reserves and accruals                  34,382      24,149
  Acquired research and development           105,078      29,262
  Domestic net operating loss carryforwards    27,213      27,213
  Foreign net operating loss carryforwards     23,715       5,636
                                             --------    --------
     Total gross deferred tax assets          234,169     123,069
  Less valuation allowance                    (45,914)    (38,381)
                                             --------    --------
     Net deferred tax assets                  188,255      84,688
                                             --------    --------
Deferred tax liabilities:
  Property, plant and equipment               (12,057)    (11,103)
                                             --------    --------
     Total gross deferred liabilities         (12,057)    (11,103)
                                             --------    --------
         Net deferred tax assets             $176,198     $73,585
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

For the year ended February 28, 1998, no single customer represented more than 4% of net sales. However, sales to the federal government accounted for approximately 13% of net sales for the year ended February 28, 1998. For fiscal 1997 and fiscal 1996 no single customer represented more than 3% and 4% net of sales, respectively. Net sales to the federal government in fiscal 1997 and fiscal 1996 accounted for approximately 12% and 15% net of sales, respectively.

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

A summary of option transactions under the two plans follows:

                                                         Weighted-Average
                                               Shares    Exercise Price
                                          ----------     ----------------
Options outstanding at February 28, 1995   7,857,226         $15.71
                                          -----------
Granted and assumed                        3,898,312          25.61
Exercised                                 (1,453,402)         11.13
Cancelled                                   (464,210)         21.97
                                          -----------
Options outstanding at February 29, 1996   9,837,926          20.02
                                          -----------
Granted and assumed                        6,619,763          29.67
Exercised                                 (1,345,415)         12.50
Cancelled                                 (1,516,856)         24.59
                                          -----------
Options outstanding at February 28, 1997  13,595,418          20.02
                                          -----------
Granted and assumed                        5,015,000          23.11
Exercised                                 (1,762,565)         10.40
Cancelled                                 (1,968,762)         29.45
                                          -----------
Options outstanding at February 28, 1998  14,879,091         $25.45
                                          ===========
Options exercisable at February 28, 1998   4,134,623         $22.99
                                          ===========


The following table summarizes information concerning currently outstanding and exercisable options as of February 28, 1998:

                                    Weighted-
                                      average   Weighted-             Weighted-
                                    remaining     average              average
     Range of          Options      contractual  exercise     Options  exercise
  exercise prices   Outstanding     life (years)    price exercisable    price
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
                      ==========        ===        ======   =========    ======

The weighted average estimated fair values of stock options granted and assumed during fiscal 1998, 1997 and 1996 were $9.19, $12.01 and $12.08 per share, respectively.

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

(in thousands)                        1998          1997          1996
                                      ----          ----          ----

Net income (loss)   As reported  ($ 34,961)      226,079      $144,485
                      Pro forma  ($ 60,583)      211,063      $121,302

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

Note (15) Realignment

On December 16, 1997 the Company announced a global initiative to better align the Company's business strategy with its focus in the enterprise and service provider markets. The realignment is intended to better position the Company to provide more solutions-oriented products and service; to increase its distribution of products through third-party distributors and resellers; to improve its position internationally, and to aggressively develop partnership and acquisition opportunities. The Company incurred a charge in the fourth quarter of fiscal 1998 of $35.0 million ($21.5 million, net of tax) related to the realignment. The realignment included general expense reduction through the elimination of duplicate facilities, consolidation of related operations, reallocation of resources, including the elimination of certain existing projects, and personnel reduction. The Company has completed most of these reductions. Accrued liabilities at February 28, 1998 includes $4.8 million relating to severance costs associated with 350 eliminated positions. The expense reductions associated with the realignment are intended to yield approximately $40 million in total annualized savings, beginning the fourth quarter of fiscal 1998.

Note (16) Geographic Area Information
(in thousands)

                                                    % of                  % of                    % of
                                       1998        Total       1997       Total       1996        Total
                                       ----        -----       ----       -----       ----        -----
                                   (Restated)              (Restated)
Net Sales:
US ..............................  $  923,285       67.0%  $  998,406      71.0%   $  771,179      70.1%
Direct Foreign Export ...........      59,759        4.3       38,435       2.7        35,378       3.2
                                   ----------      -----   ----------     -----    ----------     -----
Total US Source .................     983,044       71.4    1,036,841      73.7       806,557      73.3
Europe ..........................     281,224       20.4      273,972      19.5       215,796      19.6
Other (1) .......................     113,062        8.2       95,739       6.8        77,996       7.1
                                   ----------      -----   ----------      -----   ----------     -----
     Total Sales ................  $1,377,330      100.0%  $1,406,552     100.0%   $1,100,349     100.0%
                                   ==========      =====   ===========    =====    ==========     =====

Income (loss) from Operations:
US ..............................   ($ 57,164)      64.4%    $288,480      88.4%     $169,103      81.7%
Europe ..........................      (5,026)       5.7       29,877       9.2        33,834      16.4
Other (1) .......................     (26,622)      29.9        7,921       2.4         3,998       1.9
                                    ---------       -----    --------     ------     --------      -----
     Total Income (loss) from
        Operations ..............   ($ 88,812)     100.0%    $326,278     100.0%     $206,935     100.0%
                                     ========      =====     ========     =====      ========     =====

Identifiable Assets:
US ..............................  $1,073,891       83.0%  $1,126,716      85.9%     $841,979      84.4%
Europe ..........................     510,515       11.0      119,527       9.2       115,949      11.7
Other(1) ........................      97,642        6.0       64,566       4.9        38,980       3.9
                                   ----------      -----   ----------     -----      --------     -----
     Total Assets ...............  $1,682,048      100.0%  $1,310,809     100.0%     $996,908     100.0%
                                   ==========      =====   ==========     =====      ========     =====

(1) Includes Australia, Latin America and the Pacific Rim countries.



Note (17) Quarterly Financial Data (unaudited)

(in thousands, except per share amounts)

                                                           Income
                                                           (Loss)          Net
                                   Net        Gross         from         Income    Income (Loss)
                                  Sales       Profit     Operations       (Loss)     Per Share (a)
1998
First Quarter (Restated)..... $  362,688     $203,127     $ 78,596      $ 54,870        $0.34
Second Quarter ..............    371,293      212,261       82,434        57,587         0.36
Third Quarter ...............    331,827      167,573       25,500        19,898         0.12
Fourth Quarter (Restated) ...    311,522      118,078     (275,342)     (167,316) (b)   (1.06)
                              ----------     --------     --------     ---------        -----
Total Year .................. $1,377,330     $701,039    ($ 88,812)    ($ 34,961)      ($0.22)
                              ==========     ========     ========     =========        =====

1997
First Quarter ............... $  323,499     $190,645     $ 85,672      $ 57,139        $0.37
Second Quarter (Restated)....    340,940      186,285       56,141        40,862 (c)     0.26
Third Quarter ...............    361,558      213,959       99,029        67,742         0.44
Fourth Quarter (Restated)....    380,555      220,256       85,436        60,336 (d)     0.36
                              ----------     --------     --------      --------        -----
Total Year .................. $1,406,552     $811,145     $326,278      $226,079        $1.42
                              ==========     ========     ========      ========        =====

(a) Due to rounding some totals will not add.
(b) Includes $234.3 million of in-process research and development charges related to the acquisition of Digital's Network Products Group and the strategic alignment plan, $199.3 million and $35.0 million, respectively.
(c) Includes $12.7 million special charge related to the acquisitions of ZeitNet and Network Express.
(d) Includes $9.0 million special charge related to the acquisitions of Netlink and OASys.

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

The first quarter of the year ended February 28, 1997 has been  restated.  First
quarter   gross   profit   decreased   by  $20.3   million  as  a  result  of  a
reclassification of special charges to cost of sales. Based on inventory disposals through February 28, 1997, special charges decreased $6.0 million and tax expense of $2.0 million was recorded, in the year ended February 28, 1997.

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

The consolidated balance sheets as of February 28, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended have been restated as discussed in Note 2 (n).


                                    KPMG LLP




Boston, Massachusetts
March 23, 1998, except for Notes 2 (n) and 17, as to which the date is May 25, 1999

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

The consolidated balance sheets as of February 28, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended have been restated as discussed in Note 2 (n).



                                     KPMG LLP




Boston, Massachusetts
March 23, 1998, except for Notes 2 (n) and 17, as to which the date is May 25, 1999

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

                                       CABLETRON SYSTEMS, Inc.




Date:      July 23, 1999                By: /s/ Piyush Patel
           ------------                     -------------------
                                            Piyush Patel
                                            Chairman, President, and
                                            Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                  Titles                                               Date
---------                                  ------                                               ----

/s/ Piyush Patel                                                                                July 23, 1999
----------------------------               Chairman, President, and                             -------------
Piyush Patel                               Chief Executive Officer

/s/ David J. Kirkpatrick                                                                        July 23, 1999
---------------------------                Corporate Executive Vice President of Finance        -------------
David J. Kirkpatrick                       and Chief Financial Officer

/s/ Michael D. Myerow                      Secretary and Director                               July 23, 1999
--------------------------                                                                      ------------
Michael D. Myerow

/s/ Paul R. Duncan                         Director                                             July 23, 1999
-----------------------------                                                                   ------------
Paul R. Duncan

/s/ Donald F. McGuinness                   Director                                             July 23, 1999
------------------------                                                                        ------------
Donald F. McGuinness

                                  EXHIBIT INDEX


Exhibit No.   Exhibit
                                                                    Page No.

11.1          Statement regarding computation of per share
              income (loss)                                             47

23.1          Consent of Independent Auditors                           49

27            Financial Data Schedule                                   54



                                                  EXHIBIT 11.1

                                             CABLETRON SYSTEMS, INC.

                              STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS (LOSS)

                        For Years Ended February 28, 1998 and 1997 and February 29, 1996

                                                         1998             1997             1996
                                                      -------          -------          -------
(in thousands, except per share data)

Net Income (Loss) Per Common Share - (basic)

Net income (loss)                                    ($ 34,961)       $226,079         $144,485
                                                      ========        ========         ========

Weighted average number of  common shares
     outstanding                                        157,686        155,207          151,525
                                                      =========       ========         ========

Net income (loss) per common share                   ($    0.22)      $   1.46         $   0.95
                                                      =========       ========         ========


Net Income (Loss) Per Common Share - (diluted)

Net income (loss)                                     ($ 34,961)      $226,079         $144,485
                                                       ========       ========         ========

Weighted average number of  common shares
     outstanding                                        157,686        155,207          151,525

Add net additional common shares upon exercise of
     common stock options                                   ---          3,726            3,646
                                                        -------       --------         --------

Adjusted average common shares outstanding              157,686        158,933          155,171
                                                       ========        =======         ========

Net income (loss) per common share                    ($   0.22)       $  1.42         $   0.93
                                                       ========        =======         ========

                                  EXHIBIT 23.1



                         CONSENT OF INDEPENDENT AUDITORS


The Board of Directors
Cabletron Systems, Inc.:

We consent to incorporation by reference in the registration statements (Nos. 33-50454, 33-31572, 33-50753, 33-21391, 33-17557, 33-09403, 33-09029, 33-96060,
33-96058, 33-33454 and 33-42490) on Form S-8 of Cabletron Systems, Inc. of our reports dated March 23, 1998, except for Notes 2 (n) and 17, relating to the consolidated balance sheets of Cabletron Systems, Inc. and subsidiaries as of February 28, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows and the related schedule for each of the years in the three-year period ended February 28, 1998, which reports are included in the February 28, 1998 Annual Report to Stockholders on Form 10-K of Cabletron Systems, Inc.

The consolidated balance sheets as of February 28, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended have been restated as discussed in Note 2 (n).



                                     KPMG LLP




Boston, Massachusetts
July 23, 1999