Form 10-Q
period 1999-08-31
CABLETRON SYSTEMS INC
filed 1999-10-15
CIK 846909

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                      For the Quarter Ended August 31, 1999



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


                35 Industrial Way, Rochester, New Hampshire 03867
              ----------------------------------------------------
              (Address of principal executive offices and Zip Code)





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


YES - X NO -


As of September 30, 1999 there were 180,556,881 shares of the Registrant's common stock outstanding.


This document contains 27 pages


Exhibit index on page 22

                                      INDEX


                             CABLETRON SYSTEMS, INC.




                                                                       Page(s)
                                                                       -------

Facing Page                                                                1


Index                                                                      2


PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Consolidated Balance Sheets - August 31, 1999 (unaudited) and
       February 28, 1999                                                   3

Consolidated Statements of Operations - Three and six months ended
       August 31, 1999 and 1998 (unaudited)                                4

Consolidated Statements of Cash Flows - Six months ended
       August 31, 1999 and 1998 (unaudited)                                5

Notes to Consolidated Financial Statements -
       August 31, 1999 (unaudited)                                       6 - 9

Item 2. Management's Discussion and Analysis of Financial
       Condition and Results of Operations                              10 - 18

Item 7a. Quantitative and Qualitative Disclosures about Market Risk       19

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Shareholders                   20

Item 5. Other                                                             20

Item 6. Exhibits and Reports on Form 8-K                                  20

Signatures                                                                21

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CABLETRON SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

                                                                     (unaudited)
                                                                   August  31, 1999     February 28, 1999
                                                                   ----------------     -----------------

Assets
Current Assets:
Cash and cash equivalents .........................................  $   111,003          $   159,422
Short-term investments ............................................       85,689              113,932
Accounts receivable, net ..........................................      230,513              216,793
Inventories, net ..................................................      227,411              229,512
Deferred income taxes .............................................       53,522               60,252
Prepaid expenses and other assets .................................       64,650               60,510
                                                                     -----------          -----------
         Total current assets .....................................      772,788              840,421
                                                                     -----------          -----------

Long-term investments .............................................      207,770              202,984
Long-term deferred income taxes ...................................      155,140              135,197
Property, plant and equipment, net ................................      160,075              188,479
Intangible assets, net ............................................      181,311              199,419
                                                                     -----------          -----------
         Total assets .............................................  $ 1,477,084          $ 1,566,500
                                                                     ===========          ===========

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable ..................................................  $   115,339          $   121,580
Current portion of long-term obligation ...........................       36,198              129,747
Accrued expenses ..................................................      213,787              218,149
                                                                     -----------          -----------
         Total current liabilities ................................      365,324              469,476
                                                                     -----------          -----------

Long-term deferred income taxes ...................................       10,321                7,191
                                                                     -----------          -----------
         Total liabilities ........................................      375,645              476,667
                                                                     -----------          -----------

Stockholders' equity:
Preferred stock, $1.00 par value. Authorized
       2,000 shares; none issued ..................................         ---                   ---
Common stock $0.01 par value. Authorized
       240,000 shares; issued and outstanding
       174,811 and 172,184, respectively ..........................        1,748                1,722
Additional paid-in capital ........................................      575,026              551,232
Retained earnings .................................................      526,971              536,487
                                                                     -----------          -----------
                                                                       1,103,745            1,089,441
Accumulated other comprehensive income ............................       (2,306)                 392
                                                                     -----------          -----------
         Total stockholders' equity ...............................    1,101,439            1,089,833
                                                                     -----------          -----------

         Total liabilities and stockholders' equity ...............  $ 1,477,084          $ 1,566,500
                                                                     ===========          ===========


          See accompanying notes to consolidated financial statements.

CABLETRON SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

                                                                          (unaudited)
                                                         Three Months Ended         Six Months Ended
                                                              August 31,               August 31,

                                                          1999        1998          1999        1998
                                                        --------    --------     ---------   ---------

Net sales ............................................  $356,639    $370,591     $ 706,172    $ 736,338
Cost of sales ........................................   195,691     198,800       408,306      414,912
                                                        --------    --------     ---------    ---------
         Gross profit ................................   160,948     171,791       297,866      321,426
                                                        --------    --------     ---------    ---------

Operating expenses:
   Research and development ..........................    46,799      53,941        97,596      108,150
   Selling, general and administrative ...............   100,799     106,804       195,801      206,916
   Amortization of intangible assets .................     7,469       6,015        14,829       12,689
   Special charges ...................................       ---         ---        23,736      150,000
                                                       ---------    --------     ---------    ---------
         Total operating expenses ....................   155,067     166,760       331,962      477,755
                                                        --------    --------     ---------    ---------
Income (loss) from operations ........................     5,881       5,031       (34,096)    (156,329)
Other income .........................................    10,027         ---        10,027          ---
Interest income, net .................................     3,832       4,081         7,900        7,920
                                                        --------    --------     ---------    ---------
         Income (loss) before income taxes ...........    19,740       9,112       (16,169)    (148,409)
Income tax expense (benefit) .........................     6,731       2,718        (6,653)        (234)
                                                        --------    --------     ---------    ---------
         Net income (loss) ...........................  $ 13,009    $  6,394     ($  9,516)   ($148,175)
                                                        ========    ========     ==========   ==========
Net income (loss) per share:
     Basic ...........................................  $   0.07    $   0.04     ($   0.05)   ($   0.90)
                                                         ========   ========     ==========   ==========
     Diluted .........................................  $   0.07    $   0.04     ($   0.05)   ($   0.90)
                                                         ========   ========     ==========   ==========
Weighted average number of shares outstanding:
     Basic ...........................................   174,159     164,640       173,624      164,017
                                                        ========    ========     =========    =========
     Diluted .........................................   186,381     170,462       173,624      164,017
                                                        ========    ========     =========    =========









          See accompanying notes to consolidated financial statements.

CABLETRON SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                          (unaudited)
                                                                       Six Months Ended
                                                                           August 31,
                                                                       1999        1998
                                                                    ---------   ---------

Cash flows from operating activities:
   Net loss ......................................................  ($  9,516)  ($148,175)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
       Depreciation and amortization .............................     57,658      44,557
       Provision for losses on accounts receivable ...............     (2,088)      2,285
       Deferred taxes ............................................      5,260      (7,439)
       Asset impairment ..........................................      7,869         ---
       Purchased research and development from acquisition .......        ---     150,000
       Other income ..............................................    (10,027)        ---
       Other .....................................................        698         698
       Changes in assets and liabilities:
          Accounts receivable ....................................    (14,009)    (20,938)
          Inventories ............................................      1,964      44,244
          Prepaid expenses and other assets ......................      3,374     (16,020)
          Accounts payable and accrued expenses ..................     (7,887)      6,650
          Current portion of long-term obligation ................    (93,549)    (59,047)
                                                                     ---------   ---------
Net cash used in operating activities ............................    (60,253)     (3,185)
                                                                     ---------   ---------

Cash flows from investing activities:
   Capital expenditures ..........................................    (18,299)    (24,110)
   Cash received in business acquisition .........................        ---         317
   Purchases of available-for-sale securities ....................    (33,891)    (59,830)
   Purchases of held-to-maturity securities ......................   (128,465)    (57,928)
   Maturities of marketable securities ...........................    180,002      98,653
                                                                     ---------   ---------
      Net cash used in investing activities ......................       (653)    (42,898)
                                                                     ---------   ---------

Cash flows from financing activities:
   Proceeds from stock option exercise ...........................      9,489       1,254
   Common stock issued to employee stock
     purchase plan ...............................................      3,418       2,124
                                                                     ---------   ---------
Net cash provided by financing activities ........................     12,907       3,378
                                                                     ---------   ---------

Effect of exchange rate changes on cash ..........................       (420)        260
                                                                     ---------   ---------
Net decrease in cash and cash equivalents ........................    (48,419)    (42,445)
Cash and cash equivalents, beginning of period ...................    159,422     207,078
                                                                    ---------    --------
Cash and cash equivalents, end of period .........................   $111,003    $164,633
                                                                    =========    ========

Cash paid (refunds received) during the period for:
   Income taxes ..................................................  $   (730)    $  8,366
                                                                    =========    ========

          See accompanying notes to consolidated financial statements.

CABLETRON SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


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

Certain prior period balances have been reclassified to conform to the current period presentation.

2. New Accounting Standards

In December 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position (SOP) 98-9, "Modification of Software Revenue Recognition" which requires recognition of revenue using specific methods and amends SOP 98-4 (Deferral of the Effective Date of a Provision of SOP 97-2) and amends certain paragraphs of SOP 97-2. The Company adopted SOP 98-9 for its year ending February 28, 2000, beginning on March 1, 1999. The adoption of SOP 98-9 did not have a material impact on the Company's results of operations for the three and six months ended August 31, 1999.

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

3. Inventories


Inventories consist of:
(in thousands)
                                           August 31,       February 28,
                                              1999              1999
                                           ----------       ------------
Raw materials                                $ 60,878          $ 64,603
Work in process                                12,856            16,033
Finished goods                                153,677           148,876
                                            ---------         ---------
Total inventories                            $227,411          $229,512
                                             ========          ========

4. Business Combination

On March 17, 1998, Cabletron acquired Yago Systems, Inc. ("Yago"), a privately held manufacturer of wire speed routing and layer-4 switching products and solutions. Under the terms of the merger agreement, Cabletron issued 6.0 million shares of Cabletron common stock to the shareholders of Yago in exchange for all of the outstanding shares of Yago, not then owned by Cabletron. Prior to the closing of the acquisition, Cabletron held approximately twenty-five percent of Yago's capital stock, calculated on a fully diluted basis. Cabletron also agreed, pursuant to the terms of the merger agreement, to issue up to 5.5 million shares of Cabletron common stock to the former shareholders of Yago in the event the shares originally issued in the transaction do not attain a market value of $35 per share eighteen months after the closing of the transaction. On September 8, 1999, Cabletron issued approximately 5.4 million shares of Cabletron common stock to the former shareholders of Yago, pursuant to the terms of the merger agreement.

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

5. EPS Reconciliation

The reconciliation of the numerators and denominators of the basic and diluted income (loss) per common share computations for the Company's reported net income (loss) is as follows:
(in thousands, except per share amounts)

                                                        Three months ended          Six months ended
                                                             August 31,                 August 31,
                                                         1999        1998           1999         1998
                                                         ----        ----           ----         ----

Net income (loss)                                     $13,009     $   6,394      ($  9,516)    ($148,175)
                                                      =======     =========       =========    =========
Weighted average shares outstanding - basic           174,159       164,640        173,624       164,017

Dilutive Effect:
 Contingent shares per acquisition agreement            5,416         5,500            ---           ---
 Net additional common shares upon
          exercise of common stock options              6,806           322            ---           ---
                                                      -------      --------       --------     ---------
Weighted average shares outstanding -
     diluted                                          186,381       170,462        173,624       164,017
                                                      =======      ========       ========     =========

Net income (loss) per share - basic                    $ 0.07      $   0.04       ($  0.05)    ($   0.90)
                                                       ======      ========       =========    ==========
Net income (loss) per share - diluted                  $ 0.07      $   0.04       ($  0.05)    ($   0.90)
                                                       ======      ========       =========    ==========

For the six months ended August 31, 1999 and 1998, stock options to purchase shares of common stock totaling 5.5 million and 0.4 million, respectively, were outstanding but were not included in the calculation of diluted earnings per share since the effect was anti-dilutive. In addition, the effect of the 5.4 million shares that were issued, in September 1999, related to the acquisition of Yago, for the six months ended August 31, 1999 and 1998, was not included since the effect was anti-dilutive.

6. Comprehensive Income (Loss)


The Company's total comprehensive income (loss) was as follows:
(in thousands)


                                                      Three months ended            Six months ended
                                                          August 31,                   August 31,
                                                        1999         1998            1999          1998
                                                        ----         ----            ----          ----

Net income (loss)                                     $13,009     $  6,394       ($  9,516)    ($148,175)
Other comprehensive income:
    Unrealized gain/(loss) on
          available-for-sale securities                (1,336)         ---          (1,577)          ---
    Foreign currency translation
          adjustment                                   (1,115)         716          (1,121)        2,064
                                                      --------     --------       ----------    ---------
Total comprehensive income (loss)                     $10,558     $  7,110       ($ 12,214)    ($146,111)
                                                      =======     ========       ==========    ==========

7. Restructuring Charges

In the first quarter of fiscal 2000, the Company announced a global restructuring initiative and recorded special charges of $23.7 million in the quarter ended May 31, 1999. The restructuring charge consisted of approximately $7.9 million related to asset impairments, $11.6 million related to employee termination and severance costs, and $4.2 million related to exit costs. These charges were recognized to reflect the planned closure of a manufacturing facility in Ohio, the planned closure or divestiture of approximately 40 sales offices worldwide, the planned consolidation and outsourcing of certain manufacturing operations, the write-off of certain assets that would not be required subsequent to the restructuring and the planned net reduction of approximately 1,000 individuals from the Company's global workforce. The reduction in the global workforce is expected to be principally of manufacturing and distribution personnel and other targeted headcounts impacting most functions within the Company. These actions are expected to be completed prior to February 29, 2000. As of August 31, 1999, approximately 380 employees were terminated in accordance with the plan.

The  following  table   summarizes  the  recorded   accruals  and  uses  of  the
restructuring initiative from inception through August 31, 1999:
(in thousands)

                                                  Asset         Severance         Exit
                                               Impairments      Benefits         Costs           Total
                                               -----------      ---------      ----------      ---------
Total charge                                      $7,869         $11,657         $4,210         $23,736
Cash payments since inception                        ---          (4,902)          (180)         (5,082)
Non-cash items since inception                    (7,455)            ---            ---          (7,455)
                                                  -------        -------         ------         --------
   Accrual balance as of August 31, 1999          $  414         $ 6,755         $4,030         $11,199
                                                  =======        =======         ======         ========


8. Segment and Geographical Information


The  Company  provides  a broad  product  line  and  services  for the  computer networking industry. Substantially all revenues result from the sales of hardware and software products and professional services (training, installation, maintenance, etc.). The Company's reportable segments are based on geographic area. All intercompany revenues, profits and expenses are eliminated in computing revenues and operating income. Operating income excludes other income, interest income, interest expense, taxes and special charges. Long-lived assets consist primarily of the net book value of property, plant and equipment, goodwill and long-term investments. Goodwill and the long-term investments were attributable to the United States segment. The Other segment includes Canada and Latin America.

All revenue amounts are based on product shipment destination and asset balances are based on location. The operating income (loss) amounts for the six month period ended August 31, 1999 exclude the $23.7 million charge related to the restructuring initiative announced during the period. The United States operating income in the six month period ended August 31, 1998 excludes the $150.0 million of special charges related to the Yago acquisition that was completed during the quarter ended May 31, 1998.


(in thousands)                                     Three months ended                Six months ended
                                                      August 31,                        August 31,
                                                    1999        1998               1999           1998
                                                    ----        ----               ----           ----

Sales to unaffiliated customers (trade):
   United States                                $  226,358     $  234,367        $  466,391     $   431,112
   Europe                                           92,649        104,792           171,261         225,655
   Pac Rim                                          29,002         23,191            52,854          58,341
   Other                                             8,630          8,241            15,666          21,230
                                                ----------     ----------        ----------     -----------
Total trade sales                               $  356,639     $  370,591        $  706,172     $   736,338
                                                ----------     ----------        ----------     -----------

Operating income (loss):
   United States                                $    3,742     $     (45)        $    4,665     $   (28,515)
   Europe                                              918        11,245            (11,697)         27,775
   Pac Rim                                           2,332        (4,129)              (678)         (2,224)
   Other                                            (1,111)       (2,040)            (2,650)         (3,365)
                                                -----------    -----------       -----------    ------------
Total operating income (loss)                   $    5,881     $    5,031        $  (10,360)    $    (6,329)
                                                ----------     ----------        -----------    ------------

                                                August 31,    February 28,
                                                   1999           1999
                                                ----------    ------------
Assets:
   United States                                $1,254,739     $1,326,929
   Europe                                          153,370        173,937
   Pac Rim                                          45,798         37,586
   Other                                            23,177         28,048
                                                ----------     ----------
Total assets                                    $1,477,084     $1,566,500
                                                ----------     ----------

Long-lived assets:
   United States                                $  409,770     $  438,864
   Europe                                           18,202         19,453
   Pac Rim                                           4,960          5,828
   Other                                             2,765          2,503
                                                ----------     ----------
Total long-lived assets                         $  435,697     $  466,648
                                                ----------     ----------

9. Other Income

Other income in the second quarter of fiscal 2000 related to the realized gain on the exchange of a minority stock investment. The gain was computed as the difference between the book value of the Company's investment and the market value of the acquiror's securities received in exchange.

10. Subsequent Events

On September 8, 1999, pursuant to the terms of the merger agreement between Cabletron and Yago, as described in Note 4, Cabletron issued approximately 5.4 million shares of Cabletron common stock to the former shareholders of Yago. This transaction will result in the reclassification of approximately $54,000 from additional paid-in capital to common stock, on the consolidated balance sheet.

On September 20, 1999, the Company and Compaq Computer Corporation ("Compaq") entered into an agreement to replace the existing purchase and reseller agreements between the two companies and enter into new agreements that reflect a new business focus at Compaq. In replacing the existing agreements, the companies agreed to eliminate Compaq's minimum quarterly purchase commitments. In return, Compaq and the Company are finalizing an agreement that will result in Compaq making a one-time cash payment for existing inventory and certain future purchases. In addition, Compaq agreed to make an equity investment in the Company's SPECTRUM business unit. The two companies intend to transition sales of legacy Digital branded products from Compaq and its resellers to the Company. Further, the two companies have agreed to further expand the relationship between the Company and Compaq's professional services organization.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of the Three Months ended August 31, 1999 vs Three Months ended August 31, 1998

Cabletron Systems' worldwide net sales in the second quarter of fiscal 2000 (the three month period ended August 31, 1999) were $356.6 million, a decrease of 3.8% from net sales of $370.6 million for the second quarter of fiscal 1999. Sales remained relatively flat as the Company transitions from older shared media technology to newer switched technology. Worldwide sales of switched products increased approximately $23.7 million, or 11.6%, to $227.5 million in the second quarter of fiscal 2000 compared to $203.8 million in the second quarter of fiscal 1999. The increase in sales of switched products was largely due to an increase in the Company's flagship SmartSwitch Router products, which offset declining sales in older switched products. Despite the increase in switched product sales, overall sales decreased. The overall decrease was largely a result of a $34.5 million decrease in sales of shared media products to $17.4 million in the second quarter of fiscal 2000 compared to $51.9 million in the same quarter of fiscal 1999, a decline of approximately 66.4%. The Company expects sales of its shared media products to continue to decrease as customers migrate from shared media products to the newer switched technology products. Sales of software and other increased $5.4 million, or 12.7%, to $48.3 million in the second quarter of fiscal 2000 as compared to $42.9 million in the same quarter of fiscal 1999. An increase in sales of Spectrum products and other software was partially offset by decreases in remote access products. Revenues from professional services decreased $8.6 million, or 12.0%, to $63.4 million in the second quarter of fiscal 2000 as compared to $72.0 million in the same quarter of fiscal 1999. This decrease was primarily a result of decreased service maintenance revenues and fewer installations. On September 20, 1999, the Company and Compaq entered into an agreement to replace the existing purchase and reseller agreements between the parties and enter into new agreements reflecting a new business focus at Compaq. In replacing the existing agreements, the parties agreed to terminate Compaq's binding commitment to purchase certain minimum quantities of the Company's products each quarter. Further details regarding the change to the Company's relationship with Compaq are set forth in
Item 5. As a result of terminating Compaq's minimum purchase commitments, the Company believes that purchases by Compaq will be flat to slightly down over the next two quarters compared to Compaq's recent purchase levels. There is a risk that as a result of terminating Compaq's minimum purchase commitments, Compaq's purchases of the Company's products will decline substantially over the next two quarters. This would have a material adverse impact on the Company's results of operations.

Net sales within the United States (domestic) were $226.4 million or 63.5% of total net sales in the second quarter of fiscal 2000 compared to $234.4 million or 63.2% of total net sales in the second quarter of fiscal 1999, a decrease of $8.0 million or 3.4%. Domestic sales of switched technology products increased by approximately $8 million or 6%. This increase was largely attributable to a significant increase in sales of SmartSwitch routers more than offsetting a decrease in sales of ATM smartswitches and other older switch products. Sales of shared media products continued to decline as customers transition to switched products.

Net sales in Europe were $92.6 million or 26.0% of total net sales in the second quarter of fiscal 2000 compared to $104.8 million or 28.3% of total net sales in the second quarter of fiscal 1999, a decrease of $12.2 million or 11.6%. European sales of switched technology products increased by approximately $4 million or 7%. An increase in sales of switched products to resellers and distributors was more than offset by decreases in shared media products sales and other.

Net sales in Pac Rim were $29.0 million or 8.1% of total net sales in the second quarter of fiscal 2000 compared to $23.2 million or 6.3% of total net sales in the second quarter of fiscal 1999, an increase of $5.8 million or 25.1%. Pac Rim sales of switched technology products increased by approximately $8 million or 52%. Sales of shared media products are not material while sales of switched products to distributors continued to increase.

Net sales in Other regions were $8.6 million or 2.4% of total net sales in the second quarter of fiscal 2000 compared to $8.2 million or 2.2% of total net sales in the second quarter of fiscal 1999, an increase of $0.4 million or 4.7%. Service and switched revenues continue to represent a majority of the sales in the Other region.

Gross profit as a percentage of net sales in the second quarter of fiscal 2000 decreased to 45.1% from 46.4% for the second quarter of fiscal 1999. The decrease was primarily due to pricing pressures on the Company's older products, which were partially offset by higher gross margins obtained on many of the Company's newer products and software sales, and through lower inventory obsolescence.

Research and development ("R&D") expenses in the second quarter of fiscal 2000 decreased 13.2% to $46.8 million from $53.9 million in the second quarter of fiscal 1999. The decrease in research and development spending reflected the savings achieved through the consolidation of staff and facilities from various R&D departments accumulated from the acquisitions. Research and development spending as a percentage of net sales decreased to 13.1% from 14.6%.

Selling, general and administrative ("SG&A") expenses in the second quarter of fiscal 2000 decreased 5.6% to $100.8 million from $106.8 million in the second quarter of fiscal 1999. This decrease was largely a result of savings achieved as a result of the implementation of the Company's cost reduction initiatives.

Amortization of intangible assets increased 24.2% to $7.5 million, in the second quarter of fiscal 2000, from $6.0 million, in the second quarter of fiscal 1999. The increase in amortization expense was due to acquisitions completed during the third quarter of fiscal 1999.

The Company's worldwide operating income was $5.9 million for the second quarter of fiscal 2000 compared to $5.0 million in the second quarter of fiscal 1999. Operating income improved due to lower operating expenses being only partially offset by a decrease in sales and gross profit margin. During the second quarter of fiscal 2000, domestic income from operations increased by $3.8 million, as compared to the second quarter of fiscal 1999, largely due to lower R&D expenses. In Europe, income from operations decreased $10.3 million, between the second quarter of fiscal 2000 and the comparable quarter of fiscal 1999, primarily due to lower sales and the related gross profit. An increase of $6.5 million, between the second quarter of fiscal 2000 and the second quarter of fiscal 1999, of income from operations, resulted in the Pac Rim, largely due to higher sales and lower SG&A expenses. The loss from operations of the Other region was reduced by $0.9 million, between the second quarter of fiscal 2000 and the second quarter of fiscal 1999, primarily due to lower operating expenses.

Other income in the second quarter of fiscal 2000 related to the realized gain on the exchange of a minority stock investment. The gain was computed as the difference between the book value of the Company's investment and the market value of the acquiror's securities received in exchange.

Net interest income in the second quarter of fiscal 2000 decreased $0.3 million to $3.8 million, as compared to $4.1 million in the same quarter of fiscal 1999. The decrease reflects lower rates of returns on investments and lower invested balances.

The Company's effective tax rate was 34.1% for the quarter ended August 31, 1999 compared to 29.8% for the quarter ended August 31, 1998. The lower rate for the quarter ended August 31, 1998 was a result of the use of certain tax credits. The Company expects the effective tax rate of future quarters to be more in line with the effective tax rate for the quarter ended August 31, 1999, as this rate reflects the Company's normalized effective tax rate.

Results of the Six Months ended August 31, 1999 vs Six Months ended August 31, 1998

Cabletron Systems' worldwide net sales in the six month period ended August 31, 1999 were $706.2 million, a decrease of 4.1% from net sales of $736.3 million for the six month period ended August 31, 1998. Sales remained relatively flat as the Company continues to transition from the older shared media technology to newer switched technology. Worldwide sales of switched products increased approximately $54.1 million, or 13.5%, to $455.4 million in the first six months of fiscal 2000 compared to $401.3 million in the first six months of fiscal 1999. The increase in sales of switched products was largely due to the SmartSwitch Router products which were introduced during the first three months of fiscal 1999. Overall sales decreased despite the increase in sales of switched products, due to a $71.0 million decrease in sales of shared media products to $35.8 million in the first six months of fiscal 2000 compared to $106.8 million in the same period of fiscal 1999, a decline of approximately 66.4%. The Company expects sales of its shared media products to continue to decrease this fiscal year as customers migrate from shared media products to the newer switched technology products. Sales of software and other decreased $1.0 million to $89.7 million in the first six months of fiscal 2000 as compared to $90.7 million in the same period of fiscal 1999. An increase in sales of Spectrum software was more than offset by decreased sales of remote access products and other miscellaneous products. Revenues from professional services decreased $12.3 million, or 8.9%, to $125.3 million in the first six months of fiscal 2000 as compared to $137.6 million in the comparable period of fiscal 1999. This decrease was primarily a result of decreased service maintenance revenues and fewer installations. As a result of terminating Compaq's minimum purchase commitments, the Company believes that purchases by Compaq will be flat to slightly down over the next six months compared to Compaq's recent purchase levels. However, there is a risk that as a result of terminating Compaq's minimum purchase commitments, Compaq's purchases of the Company's products will decline substantially over the remainder of the fiscal year. If such a substantial decline occurred, it would have a material adverse impact on the Company's results of operations.

Domestic net sales increased $35.3 million or 8.2% from $431.1 million or 58.5% of total net sales in the six month period ended August 31, 1998 to $466.4 million or 66.0% of total net sales for the six month period ended August 31, 1999. Domestic sales of switched technology products increased by approximately $64 million or approximately 27%. The increase was principally related to increased sales of SmartSwitch routers being partially offset by decreased sales of some of the older smartswitching products and shared media products.

Net sales in Europe were $171.3 million or 24.3% of total net sales in the first six months of fiscal 2000 compared to $225.7 million or 30.6% of total net sales in the first six months of fiscal 1999. European sales of switched technology products were flat. The decrease was a result of decreased sales across all remaining product lines.

Net sales in Pac Rim were $52.9 million or 7.5% of total net sales in the first six months of fiscal 2000 compared to $58.3 million or 7.9% of total net sales in the first six months of fiscal 1999. Pac Rim sales of switched technology products increased by approximately $9 million or 28%. Overall sales decreased primarily as a result of decreased sales across all remaining product lines more than offsetting the increase in sales of switched technology products.

Net sales in Other regions were $15.7 million or 2.2% of total net sales in the first six months of fiscal 2000 compared to $21.2 million or 2.9% of total net sales in the first six months of fiscal 1999. The decrease was a result of decreased sales across all product lines.

Gross profit as a percentage of net sales in the first six months of fiscal 2000 decreased to 42.2% from 43.7% for the first six months of fiscal 1999. The decrease was primarily due to a $15.2 million inventory write-off related to the discontinuations of several product lines. The negative effect of the inventory write-off and decreased sales of other services and other miscellaneous products on the gross profit margin was partially offset by an increase of domestic sales, at higher margins than were achieved in the comparable period of the preceding year, and increased sales of software products at higher margins.

Research and development expenses in the first six months of fiscal 2000 decreased 9.8% to $97.6 million from $108.1 million in the same period of fiscal 1999. The decrease in research and development spending reflected the savings achieved through the consolidation of staff and facilities from various R&D departments accumulated from the acquisitions. Research and development spending as a percentage of net sales decreased to 13.8% from 14.7%.

Selling, general and administrative expenses in the first six months of fiscal 2000 decreased 5.4% to $195.8 million from $206.9 million in the same period of fiscal 1999. This decrease was a result of limited reductions in many expense categories as a result of the Company's cost reduction initiatives.

Amortization of intangible assets increased 16.9% to $14.8 million, in the first six months of fiscal 2000, from $12.7 million, in the first six months of fiscal 1999. The increase in amortization expense was due to acquisitions completed during the third quarter of fiscal 1999.

The Company's worldwide loss from operations was $34.1 million for the first six months of fiscal 2000 compared to $156.3 million in the comparable period of fiscal 1999. Excluding the impact of a special charge of $23.7 million related to the restructuring initiative, loss from operations was $10.4 million for the first six months of fiscal 2000 and excluding the impact of a special charge of $150.0 million related to purchased in-process research and development, loss from operations was $6.3 million for the comparable period of fiscal 1999. The higher loss from operations, excluding special charges, was due to lower sales and lower gross profit margins resulting during the first six months of fiscal 2000. During the first six months of fiscal 2000, domestic income from operations increased by $33.2 million, as compared to domestic loss from operations for the first six months of fiscal 1999, largely due to higher sales and lower R&D costs. In Europe, a loss from operations of $11.7 million resulted as compared to income from operations of $27.8 million for the first six months of fiscal 1999, a decrease of $39.5 million. The decrease in Europe was primarily due to lower sales and the related gross profit. The loss from operations in the Pac Rim decreased $1.5 million between the first six months of fiscal 2000 and the comparable period of fiscal 1999 due to lower operating expenses. The loss from operations of the Other region improved by $0.7 million between the first six months of fiscal 2000 and the comparable period of fiscal 1999 primarily due to lower operating expenses.

Special charges of $23.7 million were recorded in the first six months of fiscal 2000 that related to the restructuring initiative that was undertaken during March 1999. These charges were recognized to reflect the planned closure of a manufacturing facility in Ohio, the planned closure or divestiture of approximately 40 sales offices worldwide, the planned consolidation and outsourcing of certain manufacturing operations, the write-off of certain assets that would not be required subsequent to the restructuring and the planned net reduction of approximately 1,000 individuals from the Company's global workforce. The reduction in the global workforce is expected to be principally manufacturing and distribution personnel and other targeted headcounts impacting most functions within the Company. This initiative is intended to reduce the expense structure of the Company; lower cost of goods sold; increase cash reserves; provide higher return on assets and revenue per employee; enable aggressive asset reduction and consolidation initiatives and increase net income. These actions are expected to be completed prior to February 29, 2000. There is no assurance that the Company will achieve the intended benefits of the restructuring initiative. The benefits are subject to numerous risks that could impair the Company's ability to realize the expected benefits as soon as expected, or ever. These risks include the possibility that the Company may encounter delays in consolidating certain facilities and in implementing planned workforce reductions; there may be additional unforeseen costs associated with relocations and employee severance and the need to maintain certain essential but underutilized facilities. These initiatives will require the dedication of management and other resources, which may result in a temporary disruption of the Company's business activities. Any such disruption could have a material adverse effect on the Company's results of operations. In addition, during the first six months of fiscal 1999, the Company recorded a special charge of $150.0 million for in-process research and development, in connection with the acquisition of Yago. For additional information related to the acquisition of Yago, refer to the section titled Yago Systems, Inc. on page 14.

Other income in the second quarter of fiscal 2000 related to the realized gain on the exchange of a minority stock investment. The gain was computed as the difference between the book value of the Company's investment and the market value of the acquiror's securities received in exchange.

Net interest income in the first six months of fiscal 2000 and fiscal 1999 remained constant at approximately $7.9 million.

Excluding the net effects of the amortization of intangibles, special charges and other income, the Company's effective tax rate was 28.2% for the six month period ended August 31, 1999 compared to 26.2% for the six month period ended August 31, 1998. The Company did not record any tax benefit associated with the $150.0 million of special charges, recorded in the six month period ended August 31, 1998, as these charges related to non-deductible in-process research and development.

Liquidity and Capital Resources

Cash, cash equivalents, short and long-term investments decreased to $404.5 million at August 31, 1999 from $476.3 million at February 28, 1999. Net cash used in operating activities was $60.3 million in the six month period ended August 31, 1999, compared to $3.2 million in the comparable period of fiscal 1999. The change in net cash used in operating activities at August 31, 1999 was primarily due to the utilization of product credits and the timing of payments of vendor invoices. In the Company's acquisition of the networking division
(DNPG) of Digital Equipment Corporation, the Company granted Digital $302.5 million (which was subsequently adjusted to $288.4 million) of product credits to be used by Digital to purchase products from the Company. In April 1998, Compaq Computer Corporation acquired Digital and Compaq assumed these product credits. When Digital, or its successor Compaq, uses product credits, the Company recognizes revenue but no cash is exchanged; rather the outstanding product credits are reduced. This has the effect of reducing the Company's cash provided by operating activities. The Company anticipates that Compaq will utilize the remaining product credits by November 1999 and as a result the Company's ability to generate cash from operating activities should improve during the next quarter.

Net cash used in investing activities was $0.7 million in the six month period ended August 31, 1999, compared to $42.9 million in the comparable period of fiscal 1999. This improvement was a result of lower capital expenditures and net proceeds from sales/purchases of securities.

Net accounts receivable increased $13.7 million, to $230.5 million at August 31, 1999 from $216.8 million at February 28, 1999. Average day sales outstanding were 58 and 57 days at August 31, 1999 and February 28, 1999, respectively. The change in the average day sales outstanding was primarily due to the timing of sales.

Worldwide inventories at August 31, 1999 were $227.4 million, or 105 days of sales, compared to $229.5 million, or 107 days of sales at the end of the prior fiscal year. Inventory turnover was 3.5 turns at August 31, 1999, compared to
3.4 turns at February 28, 1999. Inventory levels decreased from the impact of discontinuing certain product lines somewhat offset by increased levels of new products within core product lines.

Capital expenditures for the first six months of fiscal 2000 were $18.3 million compared to $24.1 million for the same period of the preceding year. Fewer expenditures were required, in fiscal 2000, as the Company closed and consolidated facilities. Capital expenditures were principally related to purchases of computer and computer related equipment and upgrades to manufacturing equipment.

Current liabilities at August 31, 1999 were $365.3 million compared to $469.5 million at the end of the prior fiscal year. This decrease was mainly due to Compaq's use of its product credits. The remaining product credits legally expire on February 7, 2000, but the Company anticipates that Compaq will utilize all product credits by November 1999. As of August 31, 1999, $36.2 million of product credits remained compared to $129.7 million of product credits at February 28, 1999.

On September 20, 1999, the Company and Compaq entered into an agreement to replace the existing purchase and reseller agreements between the two companies and enter into new agreements that reflect a new business focus at Compaq. In replacing the existing agreements, the companies agreed to eliminate Compaq's minimum quarterly purchase commitments. In return, Compaq and the Company are finalizing an agreement that will result in Compaq making a one-time cash payment for existing inventory and certain future purchases. In addition, Compaq agreed to make an equity investment in the Company's SPECTRUM business unit. The two companies intend to transition sales of legacy Digital branded products from Compaq and its resellers to the Company. Further, the two companies have agreed to further expand the relationship between the Company and Compaq's professional services organization. All of these events will have the effect of increasing the Company's cash balance.

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

The nature of the efforts to develop the acquired in-process technology into commercially viable products principally related to the completion of all planning, designing, prototyping, high-volume verification, and testing activities that were necessary to establish that the proposed technologies met their design specifications including functional, technical, and economic performance requirements. Anticipated completion dates for the projects in progress were expected to occur over the two years following the acquisition and the Company expected to begin generating the economic benefits from the technologies in the second half of 1998. Funding for such projects was expected to be obtained from internally generated sources. Expenditures to complete the MSR technology were expected to total approximately $10.0 million over the two year period.

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

The Company continues to derive significant revenue from products acquired in the DNPG acquisition; however, the Company now believes that it is likely the revenue from the in-process technologies will not meet the forecast assumptions used to value the in-process research and development.

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

Internal Information Technology Systems

The Company has completed the inventory and assessment phases of its internal information technology, including its main financial, manufacturing and order processing systems. Cabletron expects to complete remediation and testing of these systems by the end of October 1999, and does not currently expect any significant issues to be identified during the completion of these phases. Cabletron has developed a change management process for controlling changes and additions to Cabletron's critical information systems, so that Year 2000 risks inherent in any change or addition are understood. However, the failure of any internal system to achieve Year 2000 readiness could disrupt the Company's ability to conduct its business or record transactions, which could adversely affect results of operations or financial condition.

Equipment and Facilities

The Company has largely completed the inventory and assessment phases of its mission-critical equipment, including manufacturing, designing and engineering equipment. The remediation and testing phases were substantially completed by the end of September 1999. Failure of equipment caused by a Year 2000 problem could result in disruptions in the Company's manufacturing, design, production and shipping capabilities and could adversely affect the Company's results of operations and financial condition.

The Company is also assessing the Year 2000 readiness of the facilities it occupies, with priority being placed on the facilities it owns and the leased property that house large numbers of Cabletron employees. The Company substantially completed its remediation efforts by September 1999. These facilities are critical to operations and any delays in achieving Year 2000 readiness with respect to these facilities could adversely affect the Company's results of operations or financial condition.

Key Suppliers

The Project realizes that outside suppliers that provide mission-critical services and supplies ("Key Suppliers") have the potential to adversely affect the Company's business. Cabletron does not have control of these Key Suppliers. The Project has assessed its mission critical suppliers and sent surveys to all of its identified Key Suppliers. The evaluation process includes compliance inquiries and reviews of published materials and websites, and discussions of Year 2000 readiness plans. As of August 1999, substantially all Key Suppliers have been evaluated. A remaining small number of providers will continue to be monitored throughout the remainder of 1999. Where issues are identified with a particular Key Supplier, contingency plans will be developed. Even where assurances are received from third parties, there remains a risk that failure of systems and products of other companies on which Cabletron relies could have a material adverse effect on the Company. Further, if these Key Suppliers fail to address the Year 2000 issue adequately for the products they provide to Cabletron, critical materials, products and services may not be delivered in a timely manner, which could adversely affect the Company's results of operations or financial condition. Consequently, the Company will continue to monitor and assess the potential impact of the Year 2000 on the products and services provided by Key Suppliers.

Cabletron Products

The Company has conducted extensive work regarding the status of its current, developing and installed base of products. The Company has published a list of its major products indicating their Year 2000 compliance status. This list is available on the Company's World Wide Web page (http://www.cabletron.com/year-2000) and is updated periodically. The Company believes that substantially all of its current hardware products are Year 2000 compliant. The Company believes that its older hardware products that are not Year 2000 compliant will continue to perform all essential and material functions after the year 2000 but may, in limited circumstances, incorrectly report the date of events (i.e., events on the network that are reported to a network management software package) after the year 2000. The Company believes that its current versions of Spectrum (Version 5.0), its network management platform, is Year 2000 compliant. Older versions of Spectrum are not Year 2000 compliant. The Company is offering upgrades for some, but not all, of the non-compliant products (both hardware and software) previously sold by the Company. For those non-compliant products with no upgrade available, the Company is offering customers the opportunity to purchase equipment offering equivalent functionality. Given that most non-compliant products previously sold will continue to perform their standard functions, the Company expects that many customers will decide not to replace those products. Despite the Company's efforts to date to identify the Year 2000 compliance of its current and installed base of products and the effects of any non-compliance, the Company cannot be sure that it has identified all areas of non-compliance or that any solutions it implements to address the non-compliance will prove satisfactory. Further, since all customer situations cannot be anticipated, particularly those involving third party products, the Company may experience an increase in warranty and other claims as a result of the Year 2000 transition. For these reasons, the impact of customer claims could have a material adverse impact on the Company's results of operations or financial condition.

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

Costs

The Company has incurred approximately $12 million of costs and estimates it will incur between an additional $3 million to $6 million, of which approximately 25% of the total costs will be for capital expenditures, in connection with its Year 2000 efforts. This estimate is based on information gathered to date, and may be materially revised. If implementation of replacement systems is delayed, or if significant new non-compliance issues are identified, the Company's results of operations or financial condition could be materially adversely affected. Expectations about future Year 2000-related costs are subject to various uncertainties that could cause the actual results to differ materially from the Company's expectations, including the success of the company in identifying systems and programs that are not Year 2000 ready, the nature and amount of programming required to upgrade or replace each of the affected programs, the availability, rate and magnitude of related labor and consulting costs and the success of the Company's business partners, vendors and clients in addressing the Year 2000 issue.

Contingency Plans

Contingency plans are being developed in mission-critical areas, to ensure that any potential material business interruptions caused by the Year 2000 issue are mitigated. The Company is preparing business resumption contingency plans as well as event plans to prepare for potential systems failures at critical dates, failures of critical third parties and any other anticipated events that could arise with the date change. Preliminary contingency plans will be updated as the Project continues to refine and assess risk.

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

New Accounting Pronouncements

In December 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position (SOP) 98-9, "Modification of Software Revenue Recognition" which requires recognition of revenue using specific methods and amends SOP 98-4 (Deferral of the Effective Date of a Provision of SOP 97-2) and amends certain paragraphs of SOP 97-2. The Company adopted SOP 98-9 for its year ending February 28, 2000, beginning on March 1, 1999. The adoption of SOP 98-9 did not have a material impact on the Company's results of operations for the three and six months ended August 31, 1999.

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

PART II. OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Shareholders

The Company held its annual meeting of shareholders on July 13, 1999. At such meeting the following actions were voted upon with the accompanying results:

                                                                            Number of Votes     Number of
                                          Number of        Number of            Withheld          Broker
                                          Votes FOR      Votes AGAINST         Authority        Non-Votes
                                         -----------     -------------      ---------------   ---------------

1. Election of Director:
    Michael D. Myerow                    122,341,323           ---             4,193,879            ---

2. Amendment to the Company's 1989
   Employee Stock Purchase Plan.         121,154,110        4,721,612            659,480            ---

3. Amendment to the Company's 1998
   Equity Incentive Plan.                 91,594,561       34,219,370            697,871           23,400


Item 5. Other

On September 20, 1999, the Company and Compaq entered into an agreement to replace the existing purchase and reseller agreements between the two companies and enter into new agreements that reflect a new business focus at Compaq. In replacing the existing agreements, the companies agreed to eliminate Compaq's minimum quarterly purchase commitments. In return, Compaq and the Company are finalizing an agreement that will result in Compaq making a one-time cash payment for existing inventory and certain future purchases. In addition, Compaq agreed to make an equity investment in the Company's SPECTRUM business unit. The two companies intend to transition sales of legacy Digital branded products from Compaq and its resellers to the Company. Further, the two companies have agreed to further expand the relationship between the Company and Compaq's professional services organization.


Item 6. Exhibits and Reports on Form 8-K.

[a] Exhibit 10.21 Change-in-control severance benefit plan for Key employees.

[b] The Registrant filed one report on Form 8-K during the quarter for which this report is filed. On June 16, 1999, the Registrant announced the resignation of Craig R. Benson as Chairman of the Board of Directors, Chief Executive Officer, President and Treasurer and the election, by the Board of Directors, of Piyush Patel as Chairman of the Board of Directors, Chief Executive Officer and President.

[c] The Registrant filed on report on Form 8-K/A during the quarter for which this report is filed. On July 23, 1999, the Registrant announced an amendment to a previously filed Form 8-K regarding its acquisition of the Network Products Business of Digital Equipment Corporation.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                         CABLETRON SYSTEMS, INC.
                                         (Registrant)



October 15, 1999                     /s/ Piyush Patel
----------------                         -------------------------------
       Date                              Piyush Patel
                                         Chairman, President, and
                                         Chief Executive Officer


October 15, 1999                      /s/ David J. Kirkpatrick
----------------                          ------------------------------
      Date                                David J. Kirkpatrick
                                          Corporate Executive Vice President of
                                          Finance and Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
  No.    Exhibit                                                        Page(s)
-------  -------                                                        -------

10.21    Change-in-control severance benefit plan for Key employees     23 - 27

 11.1    Included in notes to consolidated financial statements           ---

                                 Exhibit 10.21

                             CABLETRON SYSTEMS, INC.
                       Change-in-Control Severance Benefit
                             Plan for Key Employees
                                  July 13, 1999


Cabletron Systems, Inc. (including any "Successor Entity" as defined in Section 8, the "Company") adopts this plan (the "Plan") with the intent of assuring that it and its direct and indirect subsidiaries (together with the Company, the "Employer") will have the benefit of continuity of management in the event of any actual or threatened change in control.

1. Eligibility. The Board of Directors of the Company (the "Board") shall from time to time designate participants in the Plan ("Participants") from among the Employer's key employees. An employee once designated a Participant shall continue to be a Participant (subject to satisfaction of the requirements set forth in Section 2 below) until the earlier of (a) the date (not later than the 180th day preceding a "Change in Control" as hereinafter defined) on which the Board determines that he or she is no longer eligible to participate in the Plan, and (b) the date he or she ceases to be employed by the Employer; provided, that a Participant who ceases to be employed by the Employer under circumstances giving rise to benefits under the Plan shall continue to be treated as a Participant with respect to such benefits until they have been paid or provided in full.

2. Agreement of Participants. As a precondition to participation in the Plan, each individual who is designated a Participant must enter into a written agreement (each, a "Plan Agreement") in accordance with procedures prescribed by and in a form acceptable to the Board. Each Plan Agreement shall contain:

(a) the Participant's binding commitment to the effect that once any Person other than the Company, a direct or indirect subsidiary of the Company, or an employee benefit plan of the Company or any such subsidiary begins a tender or exchange offer or a solicitation of proxies from the Company's security holders or takes other actions to effect a "Change in Control" as hereinafter defined, the Participant will not voluntarily terminate his or her employment with the Employer until such Person has abandoned or terminated such efforts to effect a Change in Control or until a Change in Control has occurred (for purposes of the Plan, a "Person" means any individual, entity or other person, including a group within the meaning of Sections 13(d) or 14(d)(2) of the Securities Exchange Act of 1934 ("Exchange Act")); and

(b) such other terms, if any, as the Board may specify, which may (if the Board so provides) deviate from the terms generally set forth in the Plan.

As applied to any Participant, the term "Plan" means the terms and provisions of the Plan set forth herein as modified by the terms and provisions of the Participant's Plan Agreement.

3. Change in Control. For purposes of the Plan, a "Change in Control" shall be deemed to have occurred upon the occurrence of any of the events described in subsections (a), (b), (c) or (d) below:

(a) Any Person acquires beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 30% or more of either (i) the then outstanding shares of common stock of the Company (the "Outstanding Company Common Stock") or (ii) the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors (the "Outstanding Company Voting Securities"); provided, that for purposes of this subsection (a) the following acquisitions shall not constitute a Change in Control: (i) any acquisition directly from the Company, (ii) any acquisition by the Company, (iii) any acquisition by an employee benefit plan (or related trust) sponsored or maintained by the Employer, or (iv) any Business Combination (but except as provided in subsection (c) of this Section 3 a Business Combination may nevertheless constitute a Change in Control under that subsection); and provided further, that an acquisition by a Person of 30% or more but less than 50% of the Outstanding Company Common Stock or of the combined voting power of the Outstanding Company Voting Securities shall not constitute a Change in Control under this subsection (a) if within 15 days of being advised that such ownership level has been reached, a majority of the "Incumbent
     Directors" (as hereinafter defined) then in office adopt a resolution approving the acquisition of that level of securities ownership by such Person; or

(b) Individuals who, as of July 13, 1999, constituted the Board (the "Incumbent Directors") cease for any reason to constitute at least a majority of the Board; provided, that any individual who becomes a member of the Board subsequent to July 13, 1999 and whose election or nomination for election was approved by a vote of at least two-thirds of the Incumbent Directors shall be treated as an Incumbent Director unless he or she assumed office as a result of an actual or threatened election contest with respect to the election or removal of directors; or

(c) There is consummated a reorganization, merger or consolidation involving the Company, or a sale or other disposition of all or substantially all of the assets of the Company (a "Business Combination"), in each case unless, following such Business Combination, (i) the Persons who were the beneficial owners, respectively, of the Outstanding Company Common Stock and of the combined voting power of the Outstanding Company Voting Securities immediately prior to the Business Combination beneficially own, directly or indirectly, more than 50% of, respectively, the then outstanding shares of common stock and the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors, as the case may be, of the entity resulting from such Business Combination in substantially the same proportions as their ownership immediately prior to such Business Combination of the Outstanding Company Common Stock and of the combined voting power of the Outstanding Company Voting Securities, as the case may be, (ii) no Person (excluding any entity resulting from such Business Combination or any employee benefit plan (or related trust) of the Employer or of such corporation resulting from such Business Combination) beneficially owns, directly or indirectly, 30% or more of, respectively, the then outstanding shares of common stock of the corporation resulting from such Business Combination or the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors, except to the extent that such ownership existed prior to the Business Combination and
     (iii) at least a majority of the members of the Board resulting from such Business Combination were Incumbent Directors at the time of the execution of the initial agreement, or of the action of the Board, providing for such Business Combination; or

(d)  The  shareholders  of  the  Company  approve  a  complete   liquidation  or
     dissolution of the Company.

4. Severance Benefit. If during the period of eighteen (18) months following a Change in Control, either (i) the employment of a Participant is terminated by the Employer for any reason other than for "Cause" (as defined in Section 5 below), or (ii) the Participant terminates his or her employment with the Employer for "Good Reason" (as defined in Section 6 below):

(a) The Company shall pay to the Participant in cash, within five (5) days of the date of termination, the sum of (i) all salary earned by the Participant as of the date of termination but not yet paid, (ii) the Participant's accrued vacation earned through the date of termination, and
     (iii) an amount equal to the Participant's annual target incentive bonus for the year in which termination occurs, multiplied times a fraction, the numerator of which is the number of days elapsed between the beginning of such year and the date of termination and the denominator of which is 365;

(b) The Company shall also pay to the Participant in cash, within ten (10) days of the date of termination, the sum of the Participant's Base Salary and Bonus. "Base Salary" for this purpose means the Participant's annual rate of base salary as determined immediately prior to the date of termination (or, if higher, his or her annual rate of base salary as determined immediately prior to the Change in Control), and "Bonus" means the highest amount of bonus or incentive compensation paid in cash to the Participant (or that would have been so paid absent deferral) for any one of the three most recent annual bonus periods ended prior to such termination (or, if higher, the Participant's target bonus for the year in which the Change in Control occurs).

(c) The portion of each stock option and each other stock-based right held by the Participant on the date of termination that is not yet vested or exercisable but that would have become vested or exercisable, as calculated pursuant to this Section 4(c), through the date 18 months following the date of such Participant's termination of employment, shall be treated as having vested (and, to the extent relevant, as having become exercisable) immediately prior to the Participant's termination of employment. The formula for determining what portion of an option or right would have become vested or exercisable through the date 18 months following the date of such Participant's termination of employment is as follows: Daily Vesting Rate multiplied by the number of days in the Acceleration Period (rounded down to the nearest whole number). The "Acceleration Period" shall mean the period beginning with the date following the last date a portion of such option became exercisable (the "Start Date") and ending on and including the date 18 months following the date of such Participant's termination of employment. The "Daily Vesting Rate" shall equal the number of shares for which the option remains unvested or unexercisable on the date of such Participant's termination of employment (not taking into account the accelerated vesting provided by this Section 4(c)) divided by the total number of days in the period beginning with the Start Date and ending on and including the last day upon which such option could become exercisable or vested for any portion of such option. Except as provided in this Section 4(c), all stock options and stock-based rights held by the Participant on the date of termination shall be administered in accordance with their terms and the terms of the applicable plan. The following illustrates the effect of this paragraph: Assume a Participant (1) was granted an option to purchase 1,000 shares of the Company's common stock on January 1, 1999 that became exercisable with respect to 25% of the underlying shares on January 1 of each of the following four years and (2) was terminated after a change in control on April 30, 2000 without cause (as defined herein). Start Date = January 2, 2000. Acceleration Period:
     January 2, 2000 through  October 31, 2001 = 669 days.  Daily  Vesting Rate:
     750 shares / 1,096 days = .684. Total exercisable shares: 250 [vested on January 1, 2000] + 457 shares [669 days x .684] for a total of 707.

(d) The Participant, together with his or her dependents, will continue for the duration of the "coverage continuation period" (as hereinafter defined) to be eligible to participate at the Employer's expense (subject to any applicable waiting periods or similar requirements to the extent such requirements had not been satisfied prior to the date of termination, and subject to the payment by the Participant or his or her dependents of premiums, co-pays or similar amounts at rates not greater than those applicable immediately prior to the Change in Control to active employees and their dependents) in all medical, dental and life insurance plans or programs maintained or sponsored by the Employer immediately prior to the Change in Control; provided, that if such continued participation is impracticable because such plans or programs are no longer generally available, the Participant and his or her dependents will be entitled to substantially equivalent coverage on substantially equivalent terms or to the full value thereof paid promptly in cash. For purposes of this subsection, the "coverage continuation period" means the one (1) year period following the Participant's termination of employment; provided, that if the plan or program in question, or applicable law, provides for a longer period of coverage following termination of employment, such longer period shall constitute the "coverage continuation period" with respect to that plan or program. If the coverage continuation period with respect to a plan or program exceeds one (1) year following the Participant's termination of employment, the terms and conditions of coverage following the first-year anniversary of the date of the Participant's termination of employment shall be as set forth in the plan or program or as prescribed by applicable law. Notwithstanding the foregoing provisions of this subsection, if the Participant becomes reemployed by another employer and is eligible (together with his or her dependents) for medical, dental or life-insurance coverage that is substantially equivalent to the coverage of the same type that he or she (and his or her dependents) were entitled to receive under this subsection, the Employer's obligation to the Participant and his or her dependents under this subsection shall cease with respect to that type of coverage.

5. Cause. "Cause" means only: (a) the Participant's conviction of, or a plea of nolo contendere with respect to, a crime involving moral turpitude or a felony;
(b) the Participant's refusal to perform, or gross negligence in the performance of, his or her duties to the Company; or (c) an act of willful misfeasance by the Participant that is intended to result in substantial personal enrichment of the Participant at the expense of the Employer.

6. Voluntary Termination for Good Reason. A Participant shall be deemed to have voluntarily terminated his or her employment for Good Reason if he or she leaves the employ of the Employer for any of the following reasons:

(a) Any action by the Company which results in a material diminution in Participant's position, authority, duties or responsibilities immediately prior to the Change in Control, excluding for this purpose an isolated, insubstantial and inadvertent action not taken in bad faith and which is remedied by the Company promptly after receipt of notice thereof given by the Participant; provided, however, that a sale or transfer of some or all of the business of the Company or any of its subsidiaries or other reduction in its business or that of its subsidiaries, or the fact that the Company shall become a subsidiary of another company or the securities of the Company shall no longer be publicly traded, shall not constitute "Good Reason" hereunder

(b) Any reduction in the Participant's rate of annual base salary for any fiscal year to less than the greater of 100% of the rate of annual base salary paid to him or her in the completed fiscal year immediately preceding the Change in Control or 100% of the rate at which annual base salary was being paid to the Participant immediately prior to such reduction; or

(c) Any failure of the Company to continue or cause to be continued in effect any retirement, life, medical, dental, disability, accidental death or travel insurance plan in which the Participant was participating immediately prior to the Change in Control unless the Company provides the Participant with a plan or plans that provide substantially equivalent benefits, or the taking of any action by the Employer that would adversely effect the Participant's participation in or materially reduce the Participant's benefits under any of such plans or deprive the Participant of any material fringe benefit enjoyed by the Participant immediately prior to the Change in Control, other than an isolated, insubstantial and inadvertent failure not occurring in bad faith and which is remedied by the Employer promptly after receipt of notice thereof given by the Participant; or

(d) The Company requires the Participant to be based at any office or location that is more than 50 miles distant from the Participant's base office or work location immediately prior to the Change in Control; or

(e) Any failure by the Company to comply with and satisfy Section 8 of the Plan.

7. Certain Tax-Related Payments.

(a) If any "payment in the nature of compensation" (hereinafter "Payment") as that term is used in Section 280G of the Internal Revenue Code of 1986, as amended (the "Code"), including but not limited to payments and benefits under the Plan (other than payments pursuant to this Section 7), is determined to be subject to the excise tax imposed by Section 4999 of the Code (the "Section 4999 tax"), the Company will pay to the Participant an additional amount in cash (the "Gross-Up Payment") which, after reduction for all taxes (including, but not limited to, the Section 4999 tax with respect to such Additional Amount), is sufficient to pay the Section 4999 tax and all related interest and penalties, if any, with respect to the Payment. All determinations under this Section shall be made at the Company's expense by a nationally recognized accounting firm selected by the Company.

(b) If there is a determination by the Internal Revenue Service (the "IRS") with respect to Participant that is inconsistent with a determination pursuant to Section 7(a) and that if sustained would result in a Section 4999 tax (or a greater Section 4999 tax) or in interest or penalties (or increased interest or penalties) with respect to any such tax (an "initial IRS determination"), the determination under Section 7(a) shall be deemed automatically modified to conform to the initial IRS determination and the Company, upon receipt from the IRS of the initial IRS determination or of written notice from the Participant setting forth the initial IRS determination, shall promptly pay to the Participant the additional Gross-Up Payment required by such modification (the "Additional Gross-Up Payment"). The Company may elect to contest at its expense any initial IRS determination in respect of which the Company has made an Additional Gross-Up Payment, in which case such Additional Gross-Up Payment shall be considered an interest-free loan (the "Loan") to Participant until such time as the IRS' determination is withdrawn or modified or otherwise becomes final (a "final IRS determination"). Upon a final IRS determination that is no longer subject to modification or judicial review and that results in a Section 4999 tax and related interest and penalties lower than those in respect of which the Additional Gross-Up Payment was made, the Participant shall repay to the Company so much of the Loan, if any, as shall leave the Participant on an after-tax basis in the same position he or she would have been in had the initial IRS determination never been made. The Participant shall cooperate reasonably with the Company in any effort by the Company to contest an IRS determination under this paragraph, including by the making of such filings and appeals as the Company may reasonably require, but nothing herein shall be construed as requiring Participant to bear any cost or expense of such a contest or in connection therewith to compromise any tax item (including without limitation any deduction or credit) other than the Section 4999 tax and related interest and penalties, if any, that are the subject of the contested IRS determination.

8. Pooling-of-Interests Accounting. If the Company proposes to engage in an acquisition intended to be accounted for as a pooling-of-interests, and in the event that Section 4(c) of this Plan is determined by the Company's independent public accountants to cause such acquisition to fail to be accounted for as a pooling-of-interests, then (i) Section 4(c) shall be deleted from this Plan and the vesting or exercise of options held by the Participant shall not be accelerated hereunder and (ii) under Section 4(b), the Company shall pay to the Participant in cash, within ten (10) days of the date of termination, two (2) times the sum of the Participant's Base Salary and Bonus (instead of one times).

9. Binding Effect on Successor Entity. If the Company is merged or consolidated into or with any other entity (whether or not the Company is the surviving entity), or if substantially all of the assets thereof are transferred to another entity, the provisions of the Plan will be binding upon and inure to the benefit of the entity resulting from such merger or consolidation or the acquiror of such assets (the "Successor Entity"). The Company will require any such Successor Entity to assume expressly and agree to perform the provisions of the Plan (including any Plan Agreements) in the same manner and to the same extent that the Company would have been required to perform if no such transaction had taken place.

10. Payment Obligations  Absolute.  Upon termination of employment  described in
Section 4, the Company's  obligations to pay the Severance Benefits described in
Section 4 shall be absolute and unconditional and shall not be affected by any circumstances, including, without limitation, any set-off, counterclaim, recoupment, defense or other right which the Employer may have against any Participant. In no event shall a Participant be obligated to seek other employment or take any other action by way of mitigation of the amounts payable to a Participant under any of the provisions of the Plan and, except as otherwise provided in Section 4(d), in no event shall the amount of any payment hereunder be reduced by any compensation earned by a Participant as a result of employment by another employer.

11. Limited Effect. Nothing herein or in any Plan Agreement shall be construed as giving any Participant a right of continued employment or as limiting the Employer's right to terminate a Participant's employment, subject, in the case of any such termination described in Section 4, to the payment of the benefits described in Section 4.

12. Amendment and Termination. The Board may amend the Plan at any time and from time to time, and may terminate the Plan at any time; provided, that no action purporting to amend or terminate the Plan that is approved by the Board within the one hundred eighty (180) day period immediately preceding a Change in Control and that, if effective, would adversely affect the rights of any Participant hereunder, shall affect the rights of such Participant without his or her express written consent.

13. Withholding. All payments and benefits hereunder shall be subject to reduction for applicable tax withholdings.

14. Indemnification. Employer agrees to pay all costs and expenses incurred by any Participant in connection with efforts to enforce his or her rights under this Plan and will indemnify and hold harmless Participant from and against any damages, liabilities and expenses (including without limitation reasonable fees and expenses of counsel) incurred by any Participant in connection with any litigation or threatened litigation, including any regulatory proceedings, arising out of the making, performance or enforcement of this Plan.

15. Source of Payment. Nothing herein shall be construed as establishing a trust or as requiring the Company to set aside funds to meet its obligations hereunder. Notwithstanding the foregoing, if the Board in its discretion so determines the Company may establish a so-called "rabbi trust" or similar arrangement to assist it in meeting any such obligations that it may have.

16. Governing Law. The Plan and agreements made with Participants hereunder shall be governed by the laws of the State of New Hampshire.