Form 10-Q
period 1999-11-30
CABLETRON SYSTEMS INC
filed 2000-01-18
CIK 846909

================================================================ =============================================

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended November 30, 1999

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

YES - X NO -

As of December 31, 1999 there were 182,256,788 shares of the Registrant's common stock outstanding.

This document contains 27 pages

Exhibit index on page 27

====================================================================== ========================================

INDEX

[LOGO OF CABLETRON SYSTEMS]

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements
CABLETRON SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
	(unaudited) November 30, 1999	February 28, 1999
Assets
Current Assets:
Cash and cash equivalents	$238,929	$159,422
Short-term investments	123,629	113,932
Accounts receivable, net	195,230	216,793
Inventories, net	178,529	229,512
Deferred income taxes	86,331	60,252
Prepaid expenses and other assets	37,837	60,510

Total current assets	860,485	840,421

Long-term investments	187,485	202,984
Long-term deferred income taxes	147,739	135,197
Property, plant and equipment, net	152,854	188,479
Intangible assets, net	173,837	199,419

Total assets	$1,522,400	$1,566,500

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$57,917	$121,580
Current portion of long-term obligation	-	129,747
Deferred revenue	160,389	94,023
Accrued expenses	135,190	124,126

Total current liabilities	353,496	469,476

Long-term deferred income taxes	11,473	7,191

Total liabilities	364,969	476,667

Stockholders' Equity:
Preferred stock, $1.00 par value. Authorized 2,000 shares; none issued	---	---
Common stock $0.01 par value. Authorized 240,000 shares; issued and outstanding 181,584 and 172,184, respectively	1,816	1,722
Additional paid-in capital	587,973	551,232
Retained earnings	569,569	536,487

	1,159,358	1,089,441
Accumulated other comprehensive income	(1,927)	392

Total stockholders' equity	1,157,431	1,089,833

Total liabilities and stockholders' equity	$1,522,400	$1,566,500

See accompanying notes to consolidated financial statements.

CABLETRON SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

		(unaudited)
	Three months ended November 30,		Nine months ended November 30,
	1999	1998	1999	1998

Net sales	$371,653	$329,868	$1,077,825	$1,066,206
Cost of sales	199,136	203,241	607,442	618,153

Gross profit	172,517	126,627	470,383	448,053

Operating expenses:
Research and development	44,716	51,484	142,312	159,634
Selling, general and administrative	100,089	113,883	295,890	320,799
Amortization of intangible assets	7,473	6,937	22,302	19,626
Special charges	---	67,350	23,736	217,350

Total operating expenses	152,278	239,654	484,240	717,409

Income (loss) from operations	20,239	(113,027)	(13,857)	(269,356)

Other income	39,082	---	49,109	---
Interest income, net	4,152	3,493	12,052	11,413

Income (loss) before income	63,473	(109,534)	47,304	(257,943)

Income tax expense (benefit)	20,875	(25,057)	14,222	(25,291)
Net income (loss)	$42,598	($84,477)	$33,082	($232,652)

Net income (loss) per share:
Basic	$0.24	($0.50)	$0.19	($1.40)

Diluted	$0.22	($0.50)	$0.18	($1.40)

Weighted average number of shares outstanding:
Basic	180,504	169,658	175,901	165,884

Diluted	189,561	169,658	186,501	165,884

See accompanying notes to consolidated financial statements.

CABLETRON SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	(Unaudited) Nine months ended November 30,
	1999	1998
Cash flows from operating activities:
Net income (loss)	$33,082	($232,652)
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
Depreciation and amortization	83,734	75,048
Provision for losses on accounts receivable	(1,838)	3,929
Deferred taxes	(18,995)	3,328
Asset impairment	7,869	---
Purchased research and development from acquisition	---	217,350
Other income (non-cash)	(22,987)	---
Other	2,364	1,593
Changes in assets and liabilities:
Accounts receivable	28,924	25,259
Inventories	63,338	75,444
Prepaid expenses and other assets	47,313	(24,471)
Accounts payable and accrued expenses	(77,679)	(39,113)
Deferred revenue	66,366	9,817
Current portion of long-term obligation	(129,747)	(131,217)

Net cash provided by operating activities	81,744	(15,685)

Cash flows from investing activities:
Capital expenditures	(30,218)	(35,840)
Proceeds from sale of fixed assets	---	24,531
Acquisitions of businesses, net of cash acquired	---	(32,193)
Purchases of available-for-sale securities	(89,622)	(82,375)
Purchases of held-to-maturity securities	(197,490)	(69,596)
Maturities of marketable securities	290,895	126,888

Net cash used in investing activities	(26,435)	(68,585)

Cash flows from financing activities:
Proceeds from stock option exercise	17,059	1,593
Common stock issued to ESPP	7,709	5,384

Net cash provided by financing activities	24,768	6,977

Effect of exchange rate changes on cash	(570)	(519)

Net increase (decrease) in cash and cash equivalents	79,507	(77,812)
Cash and cash equivalents, at beginning of period	159,422	207,078

Cash and cash equivalents, at end of period	$238,929	$129,266

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

2. New Accounting Standards

In December 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position (SOP) 98-9, "Modification of Software Revenue Recognition" which requires recognition of revenue using specific methods and amends SOP 98-4 (Deferral of the Effective Date of a Provision of SOP 97-2) and amends certain paragraphs of SOP 97-2. The Company adopted SOP 98-9 for its year ending February 28, 2000, beginning on March 1, 1999. The adoption of SOP 98-9 did not have a material impact on the Company's results of operations for the three and nine months ended November 30, 1999.

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

3. Inventories

Inventories consist of:
(in thousands)
	November 30, 1999	February 28, 1999

Raw materials	$ 40,049	$ 64,603
Work in process	10,368	16,033
Finished goods	128,112	148,876

Total inventories	$ 178,529	$ 229,512

4. Business Combinations

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

FlowPoint Corp.

On September 9, 1998, Cabletron acquired all of the outstanding stock of FlowPoint Corp., ("FlowPoint") a privately held manufacturer of digital subscriber line router networking products. Prior to the agreement, Cabletron owned 42.8% of the outstanding shares of stock. Pursuant to the terms of the agreement, $20.6 million was paid in 4 installments, within 9 months after the merger date. The first installment was paid in the form of cash while the remaining 3 installments were paid in the form of Cabletron common stock. In addition, Cabletron assumed 494,000 options, valued at approximately $2.7 million.

Cabletron recorded the cost of the acquisition at approximately $25.0 million, including direct costs of $0.4 million. This acquisition has been accounted for under the purchase method of accounting. Based on an independent appraisal, approximately $12.0 million of the purchase price was allocated to in-process research and development. Accordingly, Cabletron recorded special charges of $12.0 million for this in-process research and development, at the date of acquisition. The excess of cost over the estimated fair value of net assets acquired of $11.9 million was allocated to goodwill and other intangible assets, and is being amortized on a straight-line basis over a period of 5 - 10 years. Cabletron's consolidated results of operations include the operating results of FlowPoint from the acquisition date. (See Note 12)

DSLAM division of Ariel Corporation

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

Yago Systems, Inc.

On March 17, 1998, Cabletron acquired Yago Systems, Inc. ("Yago"), a privately held manufacturer of wire speed routing and layer-4 switching products and solutions. Under the terms of the merger agreement, Cabletron issued 6.0 million shares of Cabletron common stock to the shareholders of Yago in exchange for all of the outstanding shares of Yago, not then owned by Cabletron. Prior to the closing of the acquisition, Cabletron held approximately twenty-five percent of Yago's capital stock, calculated on a fully diluted basis. Cabletron also agreed, pursuant to the terms of the merger agreement, to issue up to 5.5 million shares of Cabletron common stock to the former shareholders of Yago in the event the shares originally issued in the transaction did not attain a market value of $35 per share eighteen months after the closing of the transaction. On September 8, 1999, Cabletron issued approximately 5.4 million shares of Cabletron common stock to the former shareholders of Yago, pursuant to the terms of the merger agreement.

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

5. EPS Reconciliation

The reconciliation of the numerators and denominators of the basic and diluted income (loss) per common share computations for the Company's reported net income (loss) is as follows:

	Three months ended November 30,		Nine months ended November 30,
(in thousands, except per share amounts)	1999	1998	1999	1998
Net income (loss)	$ 42,598	$ (84,477)	$ 33,082	$ (232,652)

Weighted average shares outstanding - basic	180,504	169,658	175,901	165,884
Dilutive effect:
Contingent shares per acquisition agreement	---	---	3,611	---
Net additional common shares upon
exercise of common stock options	9,057	---	6,989	---

Weighted average shares outstanding - diluted	189,561	169,658	186,501	165,884

Net income (loss) per share - basic	$ 0.24	$ (0.50)	$ 0.19	$ (1.40)

Net income (loss) per share - diluted	$ 0.22	$ (0.50)	$ 0.18	$ (1.40)

For the three and nine months ended November 30, 1998, stock options to purchase shares of common stock totaling 4.0 million and 2.4 million, respectively, were outstanding but were not included in the calculation of diluted earnings per share since the effect was anti-dilutive. In addition, the effect of the 5.4 million shares that were issued, in September 1999, related to the acquisition of Yago, for the three and nine months ended November 30, 1998, was not included since the effect was anti-dilutive.

6. Comprehensive Income (Loss)

The Company's total comprehensive income (loss) was as follows:

	Three months ended November 30,		Nine months ended November 30,
(in thousands)	1999	1998	1999	1998
Net income (loss)	$ 42,598	$ (84,477)	$ 33,082	$ (232,652)
Other comprehensive income (loss):
Unrealized gain/(loss) on
available-for-sale securities	(213)	---	(1,252)	---
Foreign currency translation adjustment	(328)	(2,641)	(1,067)	(577)

Total comprehensive income (loss)	$ 42,057	$(87,118)	$ 30,763	$ (233,229)

7. Restructuring Charges

In the first quarter of fiscal 2000, the Company announced a global restructuring initiative and recorded special charges of

$23.7 million in the quarter ended May 31, 1999. The restructuring charge consisted of approximately $7.9 million related to asset impairments, $11.6 million related to employee termination and severance costs, and $4.2 million related to exit costs, primarily long-term lease commitments. These charges were taken to reflect the closure of the manufacturing facility in Ohio which was completed in July 1999, the planned closure of 40 sales offices worldwide (37 closed through November 30, 1999), the planned consolidation and outsourcing of certain manufacturing operations, the write-off of certain assets that were not required subsequent to the restructuring and the planned net reduction of approximately 1,000 individuals from the Company's global workforce. The reduction in the global workforce is expected to be principally of manufacturing and distribution personnel and other targeted headcounts impacting most functions within the Company. These actions are expected to be completed prior to May 31, 2000. As of November 30, 1999, approximately 407 employees were terminated in accordance with the plan.

The following table summarizes the recorded accruals and uses of the restructuring initiative from inception through November 30, 1999:

(in thousands)	Asset Impairments	Severance Benefits	Exit Costs	Total
Total charge	$ 7,869	$ 11,657	$ 4,210	$ 23,736
Cash payments since inception	---	(6,097)	(611)	(6,708)
Non-cash items since inception	(7,647)	---	---	(7,647)

Accrual balance as of November 30, 1999	$ 222	$ 5,560	$ 3,599	$ 9,381

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

All revenue amounts are based on product shipment destination and asset balances are based on location. The operating income (loss) amounts for the nine month period ended November 30, 1999 exclude the $23.7 million charge related to the restructuring initiative announced during the period. The United States operating income in the three month period ended November 30, 1998 excludes the $67.4 million of special charges related to the acquisitions of NetVantage, FlowPoint and Ariel that were completed during the quarter ended November 30, 1998. The United States operating income in the nine month period ended November 30, 1998 excludes the $150.0 million of special charges related to the Yago acquisition that was completed during the quarter ended May 31, 1998 and the $67.4 million of special charges related to the acquisitions of NetVantage, FlowPoint and Ariel that were completed during the quarter ended November 30, 1998

	Three months ended November 30,		Nine months ended November 30,
(in thousands)	1999	1998	1999	1998

Sales to unaffiliated customers (trade):
United States	$ 237,587	$ 195,493	$ 703,977	$ 626,606
Europe	91,218	95,780	262,479	321,435
Pac Rim	27,396	29,769	80,250	88,110
Other	15,452	8,826	31,119	30,055

Total trade sales	$ 371,653	$ 329,868	$ 1,077,825	$ 1,066,206

Operating income (loss):
United States	$ 8,093	$ (50,614)	$ 12,758	$ (79,129)
Europe	10,771	8,534	(926)	36,309
Pac Rim	50	(467)	(628)	(2,691)
Other	1,325	(3,130)	(1,325)	(6,495)

Total operating income (loss)	$ 20,239	$ (45,677)	$ 9,879	$ (52,006)

	November 30,	February 28,
	1999	1999
Assets:
United States	$ 1,307,432	$ 1,326,929
Europe	151,235	173,937
Pac Rim	38,241	37,586
Other	23,787	28,048

Total assets	$ 1,520,695	$ 1,566,500

Long-lived assets:
United States	$ 381,303	$ 438,864
Europe	17,578	19,453
Pac Rim	4,642	5,828
Other	2,611	2,503

Total long-lived assets	$ 406,134	$ 466,648

9. Other Income

Other income in the three months ended November 30, 1999 includes a $1.1 million realized gain from the sale of a minority stock investment and income related to the restructuring of the Company's relationship with Compaq of $38.0 million. In addition to the aforementioned items, other income, in the nine months ended November 30, 1999, also includes $10.0 million of realized gain on the exchange of a minority stock investment. The gain related to the exchange of a minority stock investment was computed as the difference between the book value of the Company's investment and the market value of the acquiror's securities received in exchange.

10. Supplemental Information

Supplemental Cash Flow Information and Noncash Investing and Financing Activities are as follows:

(in thousands)	Nine Months Ended November 30,
	1999	1998
Cash paid during the period for:
Income taxes	$5,121	$ 10,220

Supplemental schedule of non-cash investing and financing activities:
Acquisitions:
Cash paid	---	$ 38,656
Less cash acquired	---	6,463

Net cash paid for acquisitions	---	$ 32,193

Fair value of assets acquired	---	$ 30,322

Liabilities assumed	---	$ 16,081

Stock issued	---	$226,989

11. Compaq Agreement

On February 7, 1998, the Company acquired certain assets of the Network Products Group of Digital Equipment Corporation. With this acquisition, Digital entered into a reseller agreement with the Company pursuant to which Digital committed to purchase from the Company a minimum amount of product bearing the Digital brand name. The reseller agreement was scheduled to expire on June 30, 2001. On June 11, 1998, Digital was acquired by Compaq Computer Corporation ("Compaq"). On May 25, 1999, Compaq entered into an OEM agreement with the Company pursuant to which Compaq committed to purchase from the Company a minimum amount of networking product bearing the Compaq brand name as well as product bearing the Digital brand name. The OEM agreement contained, among other things, a pricing rebate that compensated the Company for Compaq purchase shortfalls. The OEM agreement was scheduled to expire on June 30, 2001.

On September 20, 1999, as a result of Compaq's decision to exit certain non-core businesses, including the business of reselling Compaq and Digital branded network products, Compaq and the Company agreed to terminate the OEM agreement and enter into a new alliance agreement. Under the alliance agreement, the two companies intend to transition sales of legacy Digital branded products from Compaq and its resellers to the Company. Further, the two companies have agreed to expand the relationship between the Company and Compaq's professional services organization and Cabletron will continue to resell, and Compaq is expected to continue servicing, Digital branded products. Further, Compaq is continuing as a reseller of Cabletron-branded networking hardware and Cabletron's Spectrum network management software. In terminating the OEM agreement, Compaq agreed to pay the Company approximately $80.0 million, in November 1999, as a final purchase of Compaq and Digital branded products in the Company's manufacturing pipeline. As of November 30, 1999, $36.3 million of such product pipeline was accepted by Compaq and recorded in sales by the Company for the three months ended November 30, 1999. The difference between the $85.0 million and the $36.3 million of recorded sales has been classified as deferred revenue and will be recorded in sales as the additional product pipeline is accepted by Compaq. Any excess between the $85.0 million and the sales value of product accepted by Compaq will be recorded in other income.

In addition, Compaq paid the Company $25.0 million to eliminate Compaq's quarterly purchase commitments going forward. This $25.0 million has been recorded in other income since the payment is not refundable under any circumstances.

Additionally, as part of the transition from the OEM agreement, Compaq has returned to the Company certain networking product inventory, previously purchased and paid for, that can be reworked and resold as Cabletron branded product. The Company has no further obligation to compensate Compaq for this returned product. The original cost, less estimated rework, of this inventory is $13.0 million and has been recorded as other income.

As part of the alliance agreement, Compaq has agreed to continue to act as a reseller of Cabletron hardware and software products over the next two years; pursuant to this agreement, Compaq issued $34.0 million of prepaid purchase orders for Company product of which $5.0 million has been shipped by November 30, 1999. The remaining $29.0 million has been recorded as deferred revenue as of November 30, 1999 and will be recorded in sales as Compaq accepts the product over the next two-year period.

In addition, the parties have agreed to pursue a strategic alliance focused on Cabletron's Spectrum network management software. Compaq, in furtherance of this alliance, has committed to make a $14.0 million equity investment in Cabletron's recently formed subsidiary, Aprisma Management Technologies, Inc. ("Aprisma"), which markets Spectrum products.

12. Subsequent Event

On November 22, 1999, the Company and Efficient Networks, Inc. ("Efficient") entered into a definitive agreement for Cabletron to sell its FlowPoint division to Efficient in exchange for 7,200,000 shares of Efficient common stock and 6,300 shares of Efficient preferred stock. The common stock is subject to various restrictions. The preferred stock is subject to various restrictions and is automatically convertible into 6,300,000 shares of common stock upon the approval of Efficient shareholders. In the event that the preferred stock is not converted into common stock, it is redeemable over five years. In addition to the sale of FlowPoint, Cabletron and Efficient formed an OEM alliance providing for Cabletron to resell the Efficient and FlowPoint product lines. The transaction closed on December 17, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of the Three Months ended November 30, 1999 vs Three Months ended November 30, 1998

Cabletron Systems' worldwide net sales in the third quarter of fiscal 2000 (the three-month period ended November 30, 1999) were $371.7 million, an increase of 12.7% from net sales of $329.9 million for the third quarter of fiscal 1999. Sales increased primarily as a result of increased sales of the Company's switched technology products. Secondarily, overall sales increased as a result of increased sales to Compaq in connection with the transition from an OEM agreement between Compaq and the Company, with minimum purchase commitments, to an alliance agreement. As part of the transition, Compaq purchased $36.3 million of existing Digital and Compaq branded inventory in the Company's manufacturing pipeline and paid the Company $11.7 million as a pricing rebate for Compaq's failure to meet its minimum purchase commitments in the quarter. Worldwide sales of switched products increased approximately $51.6 million, or 27.0%, to $243.0 million in the third quarter of fiscal 2000 compared to $191.4 million in the third quarter of fiscal 1999. The increase in sales of switched products was principally due to an increase in the Company's flagship SmartSwitch Router products, which offset declining sales in older switched products. Sales have also increased as the Company has experienced success in penetrating the WAN segment of the layer 3 switching market. The overall increase was achieved despite a $21.2 million decrease in sales of shared media products to $11.8 million in the third quarter of fiscal 2000 compared to $33.0 million in the same quarter of fiscal 1999, a decline of approximately 64.1%. The Company expects sales of its shared media products to remain relatively flat during the next few quarters as customers maintain their pre-existing systems. Sales of Spectrum and other miscellaneous products were relatively flat at $41.4 million in the third quarter of fiscal 2000 as compared to $40.9 million in the same quarter of fiscal 1999. An increase in sales of Spectrum products and other software was largely offset by decreases in sales of older software products. Revenues from professional services increased $10.9 million, or 16.9%, to $75.4 million in the third quarter of fiscal 2000 as compared to $64.5 million in the same quarter of fiscal 1999. This increase was primarily a result of increased sales related to maintenance and consulting services. As a result of terminating Compaq's minimum purchase commitments, the Company believes that purchases by Compaq will be flat to down over the next two quarters compared to Compaq's recent purchase levels. Under the alliance agreement, ongoing revenue to Compaq is dependent principally on the successful transition of Digital resellers and customers to the Company, the continued enhancement of the Company's relationship with Compaq's professional services organization and the purchase of Cabletron products for Compaq's internal use. These revenue sources have more risk then the minimum purchase commitments which previously existed. Further, the new revenue sources are subject to execution risk in obtaining such sales. In sum, there is a risk that as a result of terminating Compaq's minimum purchase commitments, Compaq's purchases of the Company's products will decline substantially over the next two quarters. This would have a material adverse impact on the Company's results of operations.

Net sales within the United States (domestic) were $237.6 million or 63.9% of total net sales in the third quarter of fiscal 2000 compared to $195.5 million or 59.3% of total net sales in the third quarter of fiscal 1999, an increase of $42.1 million or 21.5%. Domestic sales of switched technology products increased by approximately $35.0 million or 32.3%. This increase was largely attributable to a significant increase in sales of SmartSwitch routers being partially offset by decreases in sales of other older switch products. Sales in the United States also increased because a majority of Compaq's purchases of products in the Company's manufacturing pipeline were in the United States.

Net sales in Europe were $91.2 million or 24.5% of total net sales in the third quarter of fiscal 2000 compared to $95.8 million or 29.0% of total net sales in the third quarter of fiscal 1999, a decrease of $4.6 million or 4.8%. European sales of switched technology products increased by approximately $10.1 million or 17.8%. The increase in sales of switched products was more than offset by decreases in shared media product sales, services and non-Spectrum software.

Net sales in Pac Rim were $27.4 million or 7.4% of total net sales in the third quarter of fiscal 2000 compared to $29.8 million or 9.0% of total net sales in the third quarter of fiscal 1999, a decrease of $2.4 million or 8.0%. Pac Rim sales of switched technology products remained relatively flat. Sales of software products increased, but the increase was offset by decreases in shared media product sales and services. Sales of shared media products are now minimal.

Net sales in Other regions were $15.5 million or 4.2% of total net sales in the third quarter of fiscal 2000 compared to $8.9 million or 2.7% of total net sales in the third quarter of fiscal 1999, an increase of $6.6 million or 75.1%. Service and switched sales in Mexico and Brazil continue to represent a majority of the sales in the Other region. Sales of switched technology more than doubled compared to the third quarter of the prior fiscal year.

Gross profit as a percentage of net sales in the third quarter of fiscal 2000 increased to 46.4% from 38.4% for the third quarter of fiscal 1999. The increase reflects the Company's success at better managing its product offerings which resulted in lower obsolescence reserves. Gross profit in the third quarter of fiscal 2000 was also positively impacted from higher margins on total Compaq sales from pricing rebates. The third quarter of fiscal 1999 gross profit percent was negatively impacted due to higher than normal obsolescence recognition of slower moving products and the discontinuance of older products.

Research and development ("R&D") expenses in the third quarter of fiscal 2000 decreased 13.1% to $44.7 million from $51.5 million in the third quarter of fiscal 1999. The decrease in research and development spending reflected savings achieved through the elimination of staff and facilities from various R&D departments and the refocused efforts on core projects. Research and development spending as a percentage of net sales decreased to 12.0% from 15.6%. The Company expects to continue to invest in R&D at the current percent of sales.

Selling, general and administrative ("SG&A ") expenses in the third quarter of fiscal 2000 decreased 12.1% to $100.1 million from $113.9 million in the third quarter of fiscal 1999. This decrease was largely due to the reduction in the amortization of stay bonuses and incentive payments to employees added through earlier acquisitions.

Amortization of intangible assets increased 7.7% to $7.5 million, in the third quarter of fiscal 2000, from $6.9 million, in the third quarter of fiscal 1999. The increase in amortization expense was due to acquisitions completed during the third quarter of fiscal 1999 being amortized over a full quarter in fiscal 2000 as compared to a partial quarter during fiscal 1999.

The Company's worldwide operating income was $20.2 million for the third quarter of fiscal 2000 compared to worldwide operating loss of $113.0 million in the third quarter of fiscal 1999. Operating income improved due to the absence of special charges, lower operating expenses and an increase in sales and gross profit. Excluding the $67.4 million of special charges related to in-process research and development in connection with the acquisitions of Ariel, FlowPoint and NetVantage during the third quarter of fiscal 1999, domestic income from operations increased by $58.7 million, during the third quarter of fiscal 2000, largely due to higher sales, gross profit improvement and lower operating expenses. In Europe, income from operations increased $2.2 million, between the third quarter of fiscal 2000 and the comparable quarter of fiscal 1999, primarily due to improved gross profit percent being partially offset by higher operating expenses. An increase of $0.5 million, between the third quarter of fiscal 2000 and the third quarter of fiscal 1999, of income from operations, resulted in the Pac Rim, largely due to improved gross profit percentage. The loss from operations of the Other region improved by $4.5 million, between the third quarter of fiscal 2000 and the third quarter of fiscal 1999, to income from operations of $1.3 million, primarily due to higher sales.

Other income in the third quarter of fiscal 2000 related to the transitioning of the Company's relationship with Compaq, $38.0 million, and a realized gain on the sale of a minority stock investment, $1.1 million. The $38.0 million represents a $25.0 million lump sum payment made by Compaq to eliminate their quarterly minimum purchase commitments under an OEM agreement and $13.0 million related to product previously purchased and paid for that was returned to the Company. The Company has no further obligation to compensate Compaq for this returned product. The gain on the sale of the minority investment was computed as the difference between the book value of the Company's investment and the cash received.

Net interest income in the third quarter of fiscal 2000 increased $0.7 million to $4.2 million, as compared to $3.5 million in the same quarter of fiscal 1999. The increase was due to higher average invested balances.

The Company's effective tax rate was 32.9% for the quarter ended November 30, 1999 compared to a tax benefit rate of 22.9% for the quarter ended November 30, 1998. The lower rate for the quarter ended November 30, 1998 was a result of the use of certain tax credits related to special charges incurred, during that period. The Company expects the effective tax rate of future quarters, exclusive of special charges, to be approximately 31.0%.

Results of the Nine Months ended November 30, 1999 vs Nine Months ended November 30, 1998

Cabletron Systems' worldwide net sales in the nine-month period ended November 30, 1999 were $1,077.8 million, an increase of 1.1% from net sales of $1,066.2 million for the nine-month period ended November 30, 1998. Sales have continued to increase sequentially throughout fiscal 2000 as the Company continues to develop and introduce newer switched technology products. Worldwide sales of switched products increased approximately $102.9 million, or 17.4%, to $695.6 million in the first nine months of fiscal 2000 compared to $592.7 million in the first nine months of fiscal 1999. The increase in sales of switched products was largely due to the SmartSwitch Router products which were introduced during the first three months of fiscal 1999. Overall sales remained relatively flat despite the increase in sales of switched products, due to a $84.6 million decrease in sales of shared media products to $55.2 million in the first nine months of fiscal 2000 compared to $139.8 million in the same period of fiscal 1999, a decline of approximately 60.5%. The Company expects sales of its shared media products to stabilize throughout the next several months as customers maintain their existing shared media systems. Sales of software and other miscellaneous products decreased $5.3 million to $126.3 million in the first nine months of fiscal 2000 as compared to $131.6 million in the same period of fiscal 1999. An increase in sales of Spectrum software was more than offset by decreased sales of older software products and other miscellaneous products. Sales from professional services decreased $1.4 million, or 0.7%, to $200.7 million in the first nine months of fiscal 2000 as compared to $202.1 million in the comparable period of fiscal 1999. The change in professional services sales was due mainly to the timing of performing service work and installations. As a result of terminating Compaq's minimum purchase commitments, the Company believes that purchases by Compaq will be flat to down over the next several months compared to Compaq's recent purchase levels. Under the alliance agreement, ongoing revenue to Compaq is dependent principally on the successful transition of Digital resellers and customers to the Company, the continued enhancement of the Company's relationship with Compaq's professional services organization and the purchase of Cabletron products for Compaq's internal use. These revenue sources have more risk then the minimum purchase commitments which previously existed. Further, the new revenue sources are subject to execution risk in obtaining such sales. In sum, there is a risk that as a result of terminating Compaq's minimum purchase commitments, Compaq's purchases of the Company's products will decline substantially over the next several months. This would have a material adverse impact on the Company's results of operations.

Domestic net sales increased $77.4 million or 12.3% from $626.6 million or 58.8% of total net sales in the nine month period ended November 30, 1998 to $704.0 million or 65.3% of total net sales for the nine month period ended November 30, 1999. Domestic sales of switched technology products increased by approximately $102.6 million or 30.2%. The increase was principally related to increased sales of SmartSwitch routers being partially offset by decreased sales of some of the older smartswitching products and shared media products.

Net sales in Europe were $262.5 million or 24.4% of total net sales in the first nine months of fiscal 2000 compared to $321.4 million or 30.1% of total net sales in the first nine months of fiscal 1999. European sales of switched technology products increased by $9.5 million or 5.3%. Overall sales decreased due to a 67.9% decrease in sales of shared media products and decreases in sales of software products and professional services.

Net sales in Pac Rim were $80.2 million or 7.4% of total net sales in the first nine months of fiscal 2000 compared to $88.1 million or 8.3% of total net sales in the first nine months of fiscal 1999. Pac Rim sales of switched technology products increased by approximately $8.7 million or 16.9%. Overall sales decreased primarily as a result of decreased sales across all remaining product lines more than offsetting the increase in sales of switched technology products.

Net sales in the Other region were $31.1 million or 2.9% of total net sales in the first nine months of fiscal 2000 compared to $30.1 million or 2.8% of total net sales in the first nine months of fiscal 1999. The increase was a result of increased sales of switched technology products being partially offset by decreased sales across all remaining product lines in Mexico and Brazil.

Gross profit as a percentage of net sales in the first nine months of fiscal 2000 increased to 43.6% from 42.0% for the first nine months of fiscal 1999. The increase was primarily due to a continuous shift in the Company's product mix towards higher margin, newer switched technology products and software sales and lower inventory obsolescence.

Research and development expenses in the first nine months of fiscal 2000 decreased 10.9% to $142.3 million from $159.6 million in the same period of fiscal 1999. The decrease in research and development spending reflected the savings achieved through the elimination of staff and facilities from various R&D departments and the refocused efforts on core projects. Research and development spending as a percentage of net sales decreased to 13.2% from 15.0%.

Selling, general and administrative expenses in the first nine months of fiscal 2000 decreased 7.8% to $295.9 million from $320.8 million in the same period of fiscal 1999. This decrease was a result of the reduction in the amortization of stay bonuses and incentive payments to employees added through earlier acquisitions, limited reductions in many expense categories as a result of the Company's cost reduction initiatives and the operational efficiencies achieved.

Amortization of intangible assets increased 13.6% to $22.3 million, in the first nine months of fiscal 2000, from $19.6 million, in the first nine months of fiscal 1999. The increase in amortization expense was due to acquisitions completed during fiscal 1999 being amortized for a full nine months.

The Company's worldwide loss from operations was $13.9 million for the first nine months of fiscal 2000 compared to $269.4 million in the comparable period of fiscal 1999. Excluding the impact of a special charge of $23.7 million related to the restructuring initiative, income from operations was $9.9 million for the first nine months of fiscal 2000 and excluding the impact of a special charges of $217.4 million related to purchased in-process research and development, loss from operations was $52.0 million for the comparable period of fiscal 1999. The improvement from operations, excluding special charges, was due to lower operating expenses and higher gross profit margins during the first nine months of fiscal 2000 than the comparable period of fiscal 1999. During the first nine months of fiscal 2000, domestic income from operations increased by $91.9 million, as compared to domestic loss from operations for the first nine months of fiscal 1999, largely due to higher sales and lower R&D costs. In Europe, a loss from operations of $0.9 million resulted during the first nine months of fiscal 2000 as compared to income from operations of $36.3 million for the first nine months of fiscal 1999, a decrease of $37.2 million. The decrease in Europe was primarily due to lower sales and the related gross profit. In the Pac Rim, a loss from operations of $0.6 million during the first nine months of fiscal 2000 as compared to a loss from operations of $2.7 million during the comparable period of fiscal 1999, an improvement of $2.1 million. The loss in the Pac Rim was mainly due to lower sales. The loss from operations of the Other region improved by $5.2 million between the first nine months of fiscal 2000 and the comparable period of fiscal 1999 primarily due to increased sales of higher margin products.

Special charges of $23.7 million were recorded in the first nine months of fiscal 2000 that related to the restructuring initiative that was undertaken during March 1999. These charges were taken to reflect the closure of the manufacturing facility in Ohio which was closed during the nine months ended November 30, 1999, the planned closure of 40 sales offices worldwide (37 closed through November 30, 1999), the planned consolidation and outsourcing of certain manufacturing operations, the write-off of certain assets that were not required subsequent to the restructuring and reduction of the Company's global workforce. The reduction in the global workforce is expected to be principally manufacturing and distribution personnel and other targeted headcounts impacting most functions within the Company. The exit costs which the Company expects to incur relate primarily to long-term lease commitments which will be paid out over a few years. This initiative is intended to reduce the expense structure of the Company; lower cost of goods sold; increase cash reserves; provide higher return on assets and revenue per employee; enable aggressive asset reduction and consolidation initiatives and increase net income. These actions are expected to be completed prior to May 31, 2001. There is no assurance that the Company will achieve the intended benefits of the restructuring initiative. The benefits are subject to numerous risks that could impair the Company's ability to realize the expected benefits as soon as expected, or ever. These risks include the possibility that the Company may encounter delays in consolidating certain facilities and in implementing planned workforce reductions; there may be additional unforeseen costs associated with relocations and employee severance and the need to maintain certain essential but underutilized facilities. These initiatives will require the dedication of management and other resources, which may result in a temporary disruption of the Company's business activities. Any such disruption could have a material adverse effect on the Company's results of operations. During the first nine months of fiscal 1999, the Company recorded special charges of $217.4 million for in-process research and development, in connection with the acquisitions of Yago, Ariel, FlowPoint and NetVantage. For additional information related to the acquisitions, refer to the section titled Business Combinations.

Other income in the first nine months of fiscal 2000 related to the Company's relationship with Compaq, $38.0 million, a realized gain on the sale of a minority stock investment, $1.1 million, and the gain on the exchange of a minority stock investment, $10.0 million. The $38.0 million represents a $25.0 million lump sum payment made by Compaq to eliminate their quarterly minimum purchase commitments under an OEM agreement and $13.0 million related to product previously purchased and paid for that was returned to the Company. The Company has no further obligation to compensate Compaq for this returned product. The gain on the sale of the minority investment was computed as the difference between the book value of the Company's investment and the cash received. The gain on the exchange of a minority stock investment was computed as the difference between the book value of the Company's investment and the market value of the acquiror's securities received in exchange.

Net interest income in the first nine months of fiscal 2000 increased $0.7 million to $12.1 million as compared to $11.4 million during the first nine months of fiscal 1999. The increase was due to higher average invested balances during the last three months of the period.

Excluding the net effects of the amortization of intangibles, special charges and other income, the Company's effective tax rate was 29.7% for the nine month period ended November 30, 1999 compared to 36.6% for the nine month period ended November 30, 1998. The Company did not record any tax benefit associated with the $150.0 million of special charges, recorded in the nine month period ended November 30, 1998, as these charges related to non-deductible in-process research and development. The Company expects the effective tax rate of future quarters, exclusive of special charges, to be approximately 31.0%.

Liquidity and Capital Resources

Cash, cash equivalents, short and long-term investments increased to $550.0 million at November 30, 1999 from $476.3 million at February 28, 1999. Net cash provided by operating activities was $81.7 million in the nine month period ended November 30, 1999, compared to net cash used by operating activities of $15.7 million in the comparable period of fiscal 1999. The net cash provided by operating activities for the nine months ended November 30, 1999 was primarily due to Compaq's cash payments to the Company as a result of transitioning to the alliance agreement, fewer prepayments and lower inventory. The Company expects cash provided by operating activities to increase as there will be no product credits available to Compaq.

Net cash used in investing activities was $26.4 million in the nine-month period ended November 30, 1999, compared to $68.6 million in the comparable period of fiscal 1999. This improvement was a result of lower capital expenditures, no acquisitions of businesses during the nine months ended November 30, 1999 and net proceeds from maturities/purchases of securities. The Company expects to record cash from investing activities, as it monetizes its Efficient stock holdings over time.

Net accounts receivable decreased $21.6 million, to $195.2 million at November 30, 1999 from $216.8 million at February 28, 1999. Average days sales outstanding were 47 and 57 days at November 30, 1999 and February 28, 1999, respectively. The change in the average day sales outstanding was primarily due to the timing of sales and the prepayment of certain sales to Compaq. The Company expects future average days sales outstanding to be more in the range of the February 28, 1999 rate.

Worldwide inventories at November 30, 1999 were $178.5 million, or 81 days of sales, compared to $229.5 million, or 107 days of sales at the end of the prior fiscal year. Inventory turnover was 4.5 turns at November 30, 1999, compared to 3.4 turns at February 28, 1999. Inventory levels decreased due to additional focus on supply chain management and by streamlining the product offerings to be more in line with the Company's core products.

Capital expenditures for the first nine months of fiscal 2000 were $30.2 million compared to $35.8 million for the same period of the preceding year. Fewer expenditures were required, in fiscal 2000, as the Company closed and consolidated facilities. Capital expenditures were principally related to purchases of computer and computer related equipment.

Current liabilities at November 30, 1999 were $353.5 million compared to $469.5 million at the end of the prior fiscal year. This decrease was mainly due to lower accounts payable and Compaq's use of its product credits. As of November 30, 1999, no product credits remained compared to $129.7 million of product credits at February 28, 1999.

In the opinion of management, internally generated funds from operations and existing cash, cash equivalents and short-term investments will prove adequate to support the Company's working capital and capital expenditure requirements for the next twelve months.

Business Combinations

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

In connection with the acquisition of NetVantage, the Company recorded special charges of $29.4 million for in-process research and development projects. The valuation of the IPR&D incorporated the guidance on IPR&D valuation methodologies promulgated by the SEC. These methodologies incorporate the notion that cash flows attributable to development efforts, including the effort to be completed on the development effort underway, and development of future versions of the product that have not yet been undertaken, should be excluded in the valuation of IPR&D. This allocation represents risk-adjusted cash flows related to the incomplete products. At the date of acquisition, the development of these projects had not yet reached technological feasibility and the R&D in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date.

The Company used independent third-party appraisers to assess and allocate values to the in-process research and development. The values assigned to these assets were determined by identifying significant research projects for which technological feasibility had not been established, including development, engineering and testing activities associated with the introduction of NetVantage's next-generation Ethernet technologies.

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

For purposes of the IPR&D valuation, the total revenues attributable to NetVantage were projected to exceed $250 million within 5 years, assuming the successful completion and market acceptance of the major R&D efforts. As of the valuation date, NetVantage had a few existing products, which lacked the technological breadth and depth necessary in the evolving networking equipment market. Accordingly, it was estimated that the significant revenue growth in the first several years would be primarily related to the in-process technologies. The estimated revenues for the in-process projects were expected to peak in 2004 and then decline as other new products and technologies were expected to enter the market. To date, actual revenues have been substantially similar to those projected.

Cost of sales was estimated based on NetVantage's internally generated projections and discussions with management regarding anticipated gross margin improvements. Due to the market opportunities in the network equipment arena and NetVantage's unique technology architecture, substantial gross margins were projected through the forecast period. Cost of sales as a percentage of sales was forecasted to remain constant at 57.5%. SG&A expenses (including depreciation) as a percentage of sales was projected to decline slightly in 2001 and then remain constant at 23%. R &D expenditures as a percentage of sales were projected to decline slightly in 2000 and remain constant at 10% over the projection period.

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

NetVantage's in-process research and development value is comprised of several significant individual on-going projects. Remaining development efforts for these projects include various phases of design, development and testing. Anticipated completion dates for the projects in progress are estimated to occur over the next year. The Company began recognizing the economic benefits from the technologies in the fourth quarter of fiscal year 1999. Funding for such projects was estimated to be obtained from internally generated sources. The estimated expenditures to complete these projects appear to be reasonable as compared to actual expenditures incurred. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur.

Management expects to continue their support of these efforts and believes the Company has a reasonable chance of successfully completing the R&D programs. However, there is risk associated with the completion of the projects and there is no assurance that any will meet with either technological or commercial success.

FlowPoint Corp.

On September 9, 1998, Cabletron acquired FlowPoint, Corp., a privately held manufacturer of digital subscriber line router networking products. Prior to the Agreement, Cabletron owned 42.8% of the outstanding shares of FlowPoint stock. Pursuant to the terms of the agreement, $20.6 million was paid in 4 installments, within 9 months after the merger date. The first installment was paid in the form of cash while the remaining 3 installments were paid in the form of Cabletron common stock. In addition, Cabletron assumed 494,000 options, valued at approximately $2.7 million.

Cabletron recorded the cost of the acquisition at approximately $25.0 million, including direct costs of the acquisition. Cabletron's consolidated results of operations include the operating results of FlowPoint, Corp. from the acquisition date.

In connection with the acquisition of FlowPoint, the Company recorded special charges of $12.0 million for in-process research and development projects. The valuation of the IPR&D incorporated the guidance on IPR&D valuation methodologies promulgated by the SEC. These methodologies incorporate the notion that cash flows attributable to development efforts, including the effort to be completed on the development effort underway, and development of future versions of the product that have not yet been undertaken, should be excluded in the valuation of IPR&D. This allocation represents risk-adjusted cash flows related to the incomplete products. At the date of acquisition, the development of these projects had not yet reached technological feasibility and the R&D in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date.

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

The forecasts used by the Company in valuing in-process research and development were based upon assumptions the Company believed was reasonable but which are inherently uncertain and unpredictable. The Company's assumptions may be incomplete or inaccurate, and unanticipated events and circumstances are likely to occur. For these reasons, actual results may vary from the projected results.

The Company believes that the foregoing assumptions used in the forecasts were reasonable at the time of the acquisition. Subsequent to the end of the third quarter of fiscal 2000, the Company sold its FlowPoint division.

DSLAM division of Ariel Corporation

On September 1, 1998, Cabletron acquired the assets and liabilities of the DSLAM division of Ariel Corporation ( "Ariel"). Cabletron recorded the cost of the acquisition at approximately $45.1 million, including fees, expenses and other costs related to the acquisition. Cabletron's consolidated results of operations include the operating results of the DSLAM division of Ariel Corporation from the acquisition date.

In connection with the acquisition of Ariel, the Company allocated $26.0 million ($15.8 million, net of tax) of the purchase price to in-process research and development projects. The valuation of the in-process research and development ("IPR&D") incorporated the guidance on IPR&D valuation methodologies promulgated by the Securities and Exchange Commission ("SEC"). These methodologies incorporate the notion that cash flows attributable to development efforts, including the effort to be completed on the development effort underway, and development of future versions of the product that have not yet been undertaken, should be excluded in the valuation of IPR&D. This allocation represents risk-adjusted cash flows related to the incomplete products. At the date of acquisition, the development of these projects had not yet reached technological feasibility and the research and development ( "R&D") in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date.

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

The forecasts used by the Company in valuing in-process research and development were based upon assumptions the Company believed was reasonable but which are inherently uncertain and unpredictable. The Company's assumptions may be incomplete or inaccurate, and unanticipated events and circumstances are likely to occur. For these reasons, actual results may vary from the projected results.

The Company believes that the foregoing assumptions used in the forecasts were reasonable at the time of the acquisition. The Company has scaled back the Ariel operation and as a result of the sale of FlowPoint (which was engaged in similar technology) is presently evaluating the strategic options regarding the Ariel technology. The Company expects to complete its evaluation before February 29, 2000.

Yago Systems, Inc.

In connection with the acquisition of YAGO, the Company allocated $150.0 million of the purchase price to in-process research and development projects. This allocation represents the estimated fair value based on risk-adjusted cash flows related to the incomplete products. At the date of acquisition, the development of these projects had not yet reached technological feasibility and the research and development ( "R&D") in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date.

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

The nature of the efforts to develop the acquired in-process technology into commercially viable products principally related to the completion of all planning, designing, prototyping, high-volume verification, and testing activities that were necessary to establish that the proposed technologies met their design specifications including functional, technical, and economic performance requirements. Anticipated completion dates for the projects in progress were expected to occur over the two years following the acquisition and the Company expected to begin generating the economic benefits from the technologies in the second half of 1998. Funding for such projects was expected to be obtained from internally generated sources. Expenditures to complete the MSR technology were expected to total approximately $10.0 million over the two-year period.

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

Cost of sales was estimated based on YAGO's internally generated projections and discussions with management regarding anticipated gross margin improvements. Due to the market opportunities in the Gigabit Ethernet arena and YAGO's unique product architecture substantial gross margins were expected through 2000. Thereafter, gross margins were expected to gradually decline as competition increased. Cost of sales was projected to average approximately 47.5 percent through 2003. SG &A expenses (including depreciation), was projected to remain constant as a percentage of sales at approximately 23 percent. R&D expenditures were projected to decrease as a percentage of sales as the in-process projects were completed. R&D expenditures were expected to peak in 1998 at 7.1 percent of sales, decline, and then level out at 5.0 percent of sales in 2000 and thereafter.

The rates utilized to discount the net cash flows to their present value were based on venture capital rates of return. Due to the nature of the forecast and the risks associated with the projected growth, profitability and developmental projects, discount rates of 45.0 to 50.0 percent were used for the business enterprise and for the in-process R &D. The Company believes these rates were appropriate because they were commensurate with YAGO's stage of development; the uncertainties in the economic estimates described above; the inherent uncertainty surrounding the successful development of the purchased in-process technology; the useful life of such technology; the profitability levels of such technology; and, the uncertainty of technological advances that are unknown at this time.

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

Year 2000

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

The Company used a five phase approach to address and evaluate Year 2000 issues: 1) conducting an inventory of Year 2000 items; 2) assigning priorities to identified items and assessing the effects of Year 2000 problems on the mission-critical functions of the Company; 3) remediation of systems, software and embedded systems not Year 2000 ready; 4) testing mission-critical systems; and 5) designing and implementing contingency plans.

The Project has identified four areas of exposure within the Company with respect to the Year 2000: the internal information technology systems used to run the Company's business; production, manufacturing, design and engineering equipment and facilities; the Company's Key Suppliers; and Cabletron Products.

Based on the information available at the time of this filing, Cabletron has not experienced any significant Year 2000-related issues that would have an adverse effect on the Company's business operations and financial condition. There can be no assurance, however, that all potential Year 2000-related issues have been discovered.

Internal Information Technology Systems

The Company has completed testing its internal information technology, including its main financial, manufacturing and order processing systems. To date, no date-related errors have been reported since the date change to the year 2000. However, the failure of any internal system to achieve Year 2000 readiness could disrupt the Company's ability to conduct its business or record transactions, which could adversely affect results of operations or financial condition.

Equipment and Facilities

The Company has completed the remediation and testing phases of its mission-critical equipment, including manufacturing, designing and engineering equipment. Failure of equipment caused by a Year 2000 problem could result in disruptions in the Company's manufacturing, design, production and shipping capabilities and could adversely affect the Company's results of operations and financial condition.

The Company has also completed assessing and remediating the Year 2000 readiness of the facilities it occupies, with priority being placed on the facilities it owns and the leased property that house large numbers of Cabletron employees. These facilities are critical to operations and any delays in achieving Year 2000 readiness with respect to these facilities could adversely affect the Company's results of operations or financial condition.

To date, the Company has not experienced any Year 2000-related failures in its mission-critical equipment or facilities.

Key Suppliers

Outside suppliers that provide mission-critical services and supplies ("Key Suppliers") have the potential to adversely affect the Company's business. The Company assessed its mission critical suppliers and sent surveys to all of its identified Key Suppliers. The evaluation process included compliance inquiries and reviews of published materials and websites, and discussions of Year 2000 readiness plans. To date, the Company has not experienced any Year 2000-related failures in its receipt of products or services from its Key Suppliers. Even where assurances were received from third parties, there remains a risk that failure of systems and products of other companies on which Cabletron relies could have a material adverse effect on the Company. Further, if these Key Suppliers fail to address the Year 2000 issue adequately for the products they provide to Cabletron, critical materials, products and services may not be delivered in a timely manner, which could adversely affect the Company's results of operations or financial condition. Consequently, the Company continues to monitor and assess the potential impact of the Year 2000 on the products and services provided by Key Suppliers.

Cabletron Products

The Company has conducted extensive work regarding the status of its current, developing and installed base of products. To date, the Company is not aware of any date processing errors regarding compliant Cabletron products. The Company has published a list of its major products indicating their Year 2000 compliance status. This list is available on the Company's World Wide Web page (http://www.cabletron.com/year-2000) and is updated periodically. The Company believes that substantially all of its current hardware products are Year 2000 compliant. The Company believes that its older hardware products that are not Year 2000 compliant will continue to perform all essential and material functions after the year 2000 but may, in limited circumstances, incorrectly report the date of events (i.e., events on the network that are reported to a network management software package) after the year 2000. The Company believes that its current versions of Spectrum (Version 5.0), its network management platform, is Year 2000 compliant. Older versions of Spectrum are not Year 2000 compliant. The Company is offering upgrades for some, but not all, of the non-compliant products (both hardware and software) previously sold by the Company. For those non-compliant products with no upgrade available, the Company is offering customers the opportunity to purchase equipment offering equivalent functionality. Given that most non-compliant products previously sold will continue to perform their standard functions, the Company expects that many customers will decide not to replace those products. Despite the Company's efforts to date to identify the Year 2000 compliance of its current and installed base of products and the effects of any non-compliance, the Company cannot be sure that it has identified all areas of non-compliance or that any solutions it implements to address the non-compliance will prove satisfactory. Further, since all customer situations cannot be anticipated, particularly those involving third party products, the Company may experience an increase in warranty and other claims as a result of the Year 2000 transition. For these reasons, the impact of customer claims could have a material adverse impact on the Company's results of operations or financial condition.

As used in this section, "Year 2000 compliant " means, with respect to information technology, that the information technology, where applicable, accurately processes date/time data (including, but not limited to, calculating, comparing, and sequencing) from, into, and between the twentieth and twenty-first centuries, and the years 1999 and 2000 and leap year calculations, to the extent that other information technology, used in combination with the information technology being acquired, properly exchanges date/time data with it.

Costs

The Company has incurred approximately $11.8 million of costs, through early December, and estimates it will incur an additional $1 to 2 million, of which approximately 25% of the total costs will be for capital expenditures, in connection with its Year 2000 efforts. The Company believes that a majority of its Year 2000 costs have already been incurred. The Company has not included in the total cost estimate any costs associated with potential Year 2000 litigation exposure since these costs are not estimable. If significant new non-compliance issues are identified, the Company's results of operations or financial condition could be materially adversely affected.

Contingency Plans

Contingency plans have been developed in mission-critical areas, to ensure that any potential material business interruptions caused by the Year 2000 issue are mitigated. The Company has also prepared business resumption contingency plans and millennium event plans to prepare for potential systems failures at critical dates, failures of critical third parties and any other anticipated events that could arise with the date change. Contingency plans will be updated as the Project continues to refine and assess risk.

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

ITEM 7a. Quantitative and Qualitative Disclosures About Market Risk

The Company continues to be exposed to changes in interest rates and foreign currency exchange rates, which may adversely affect its results of operations and financial position. Refer to the Company's Form 10-K for the year ended February 28, 1999 for additional information regarding quantitative and qualitative disclosures about market risk. PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

[a]. None. Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CABLETRON SYSTEMS, INC. (Registrant)

January 18, 2000 Date	/s/ Piyush Patel Piyush Patel Chairman, President, and Chief Executive Officer

January 18, 2000 Date	/s/ David J. Kirkpatrick David J. Kirkpatrick Corporate Executive Vice President of Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit	Page(s)

11.1	Included in notes to consolidated financial statements	--