Form 10-K
period 2000-02-29
CABLETRON SYSTEMS INC
filed 2000-05-30
CIK 846909

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2000

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 1-10228

CABLETRON SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-2797263 (I.R.S. Employer identification no.)

35 Industrial Way, Rochester, New Hampshire 03867
(Address of principal executive offices and zip code)

(603) 332-9400
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class: Common Stock, $0.01 par value	Name of each exchange on which registered: New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy for information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        As of May 5, 2000, 184,535,909 shares of the Registrant’s common stock were outstanding. The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant as of May 5, 2000 was approximately $5.0 billion.

DOCUMENTS INCORPORATED BY REFERENCE

        The following documents are incorporated by reference:

        Certain portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2000 Annual Meeting of Stockholders is incorporated by reference into Part III of this Form 10-K.

TABLE OF CONTENTS

PART I

Item	Page(s)
1. Business	3
2. Properties	12
3. Legal Proceedings	13
4. Submission of Matters to a Vote of Security Holders	13
Executive Officers of the Registrant	13-15

PART II

5. Market for the Registrant’s Common Equity and Related Stockholder Matters	16
6. Selected Financial Data	17-18
7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-38
7a. Quantitative and Qualitative Disclosures about Market Risk	39-40
8. Consolidated Financial Statements and Supplementary Data	41-66
9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	67

PART III

10. Directors and Executive Officers of the Registrant	67
11. Executive Compensation	67
12. Security Ownership of Certain Beneficial Owners and Management	67
13. Certain Relationships and Related Transactions	67

PART IV

14. Exhibits, Financial Statement Schedules and Reports on Form 10-K	68

PART I

ITEM 1.    BUSINESS

Introduction

        Cabletron Systems, Inc. (the “Company” or “Cabletron”) delivers flexible and scalable network access and communications equipment and software to Global 2000 enterprises, service providers and small businesses worldwide. Cabletron’s products include standards-based Ethernet, Fast Ethernet, Token Ring, fiber distributed data interface (“FDDI”), asynchronous transfer mode (“ATM”) and wide area networks (“WAN”) networking solutions. The Company provides its leading edge business solutions to global customers for enterprise connectivity, service provider infrastructures, software and professional services by maintaining significant operations in the United States, Europe, the Pacific Rim (“Pac Rim”) and other industrialized areas of the world. Cabletron has announced its plans to establish four subsidiaries—Aprisma Management Technologies, Enterasys Networks, GlobalNetwork Technology Services and Riverstone Networks—to enable it to focus on the key high-growth areas of the communications marketplace, including infrastructure management, enterprise e-business, professional services and service providers. On May 24, 2000, the Company entered into a definitive agreement to sell its Digital Network Products Group (“DNPG”) to Gores Technology Group. Cabletron is in the process of evaluating its strategic options regarding many of its low port count chassis base switching solutions and its NetVantage branded switch products to exclusively focus on core, high growth products.

        Listed on the New York Stock Exchange for more than a decade under the symbol “CS,” Cabletron is an S&P 500 Index Company. Effective March 1, 2000, the Company changed its fiscal year-end to the Saturday closest to the last day of February. Fiscal year 2001 will end on March 3, 2001.

        A Delaware corporation organized in 1988, Cabletron’s world headquarters is located at 35 Industrial Way, Rochester, New Hampshire 03867, and its telephone number is (603) 332-9400. Its website is located at http://www.cabletron.com.

Formation of Operating Companies

        On February 10, 2000, Cabletron announced its intentions to transform its business into four operating subsidiaries to improve the Company’s focus and agility to capitalize on market opportunities and better serve its customers. The four subsidiaries are Aprisma Management Technologies, Enterasys Networks, GlobalNetwork Technology Services and Riverstone Networks. In order to fully realize the benefits of this new structure, the Company has announced that it currently plans to conduct an initial public offering for each of these subsidiaries, followed by a distribution of the remaining shares of one or more of the subsidiaries to the Company’s stockholders. It is likely that implementation and completion of this plan would take twelve to eighteen months. The Company has also announced that it intends to issue securities that are convertible into common stock in each of these operating subsidiaries to employees of the subsidiaries and to private investors. The Company may also consider other strategic opportunities, including a sale of the business, assets and liabilities associated with one or more of the subsidiaries, if it determines that such a transaction is more favorable than the initial public offering/distribution alternative.

        The Company is not obligated to complete any of these strategic transactions and no assurance can be given as to whether or when any of these strategic transactions will be approved and implemented. For example, an initial public offering of any of the subsidiaries will depend on each of their individual performance, market conditions and similar considerations. Any distribution of the remaining shares of a subsidiary to the Company’s stockholders, following an initial public offering, may depend upon receipt from the Internal Revenue Service of a ruling that such distribution will be tax-free to the Company’s stockholders and that the transaction would qualify as a tax-free reorganization. Any such strategic transaction would only be implemented if the Board of Directors of the Company continues to believe that it is in the best interest of each of the subsidiaries and the Company’s stockholders.

        The four subsidiaries and their intended products and services are as follows:

•
Aprisma Management Technologies, Inc. (“Aprisma”) expects to focus on delivering infrastructure management software for service provider and enterprise markets based around the Company’s flagship Spectrum® software suite. The Company believes that Aprisma will continue to incorporate new, cutting edge technology in its offerings of intuitive multi-vendor management solutions to meet the service level requirements of enterprise and service provider customers.

•
Enterasys Networks, Inc. (“Enterasys”) expects to focus on enterprise-class customers. By optimizing enterprise network solutions for e-business applications, and by providing global service and support 24 hours per day, 7 days per week, Enterasys plans to provide its enterprise customers with a competitive advantage through information technology infrastructure.

•
GlobalNetwork Technologies Services, Inc. (“GNTS”) expects to provide network infrastructure solutions that optimize application availability and network performance through the design, performance, management and security of complex networks. With consultants in more than 66 locations spanning the globe, GNTS plans to provide network infrastructure solutions that optimize application availability and performance to enterprise and service provider clients.

•
Riverstone Networks, Inc. (“Riverstone”) expects to focus exclusively on the data center needs of co-location, content hosting and application service providers (“ASPs”), as well as the infrastructure needs of internet service providers (“ISPs”), multi-service operator (“MSOs”) and metro network providers. Riverstone intends to offer application-aware switch routers, intelligent load balancers, web cache redirectors and software tools for provisioning, billing, accounting, monitoring, fault isolation and service level management.

    Fiscal 2000 Divestitures

        On February 29, 2000, the Company sold its manufacturing and repair services operations located in Rochester, New Hampshire and Limerick, Ireland to Flextronics International (“Flextronics”) for approximately $78.6 million in cash. Flextronics purchased, at net book value, approximately $18.1 million of the Company’s manufacturing related fixed assets including buildings, assumed leases on certain leased buildings, and hired approximately 970 of the Company’s manufacturing related employees. As part of the separation agreement with the manufacturing employees, the Company accelerated certain stock option vesting resulting in a $4.7 million compensation charge. In addition, Flextronics purchased the Company’s inventory with a cost of approximately $65.1 million for $60.5 million. Simultaneously, the Company entered into an agreement with Flextronics to manufacture most of its products as an original equipment manufacturer (“OEM”).

        On December 18, 1999, the Company sold its FlowPoint subsidiary to Efficient Networks, Inc. (“Efficient”) in exchange for 7.2 million shares of Efficient common stock and 6,300 shares of Efficient preferred stock. The common stock is subject to various restrictions on resale. The preferred stock was converted into 6.3 million shares of common stock following the approval of Efficient shareholders at a special meeting on April 12, 2000. In connection with the sale of FlowPoint, Cabletron and Efficient entered into an OEM agreement under which Cabletron will resell the Efficient and FlowPoint product lines.

    Fiscal 1999 Acquisitions

        On September 25, 1998, Cabletron acquired NetVantage, Inc. (“NetVantage”), a publicly held manufacturer of Ethernet workgroup switches. Under the terms of the Merger Agreement, Cabletron issued 6.4 million shares of Cabletron common stock to the shareholders of NetVantage in exchange for all of the outstanding shares of stock of NetVantage. In addition, Cabletron assumed 1,309,000 options, valued at approximately $4.8 million. Cabletron recorded the cost of the acquisition at approximately $77.8 million, including direct costs of $4.2 million. This acquisition has been accounted for under the purchase method of accounting.

        On September 9, 1998, Cabletron acquired all of the outstanding stock of FlowPoint Corp. (“FlowPoint”), a privately held manufacturer of digital subscriber line router networking products for $20.6 million in cash and common stock, payable in four installments. Prior to the agreement, Cabletron owned 42.8% of the outstanding shares of FlowPoint. In addition, Cabletron assumed 494,000 options, valued at approximately $2.7 million. The first installment was paid in the form of cash while the remaining 3 installments were paid in the form of shares of Cabletron common stock. During the year ended February 29, 2000, the Company issued approximately 1.0 million shares of common stock pursuant to the installment payments. This acquisition has been accounted for under the purchase method of accounting.

        On September 1, 1998, Cabletron acquired the assets and assumed certain liabilities of the DSLAM division of Ariel Corporation (“Ariel”), a privately held designer and manufacturer of digital subscriber line access multiplexor products. Cabletron recorded the cost of the acquisition at approximately $45.1 million, including fees and expenses of $1.1 million related to the acquisition, which consisted of cash payments of $33.5 million and other assumed liabilities. This acquisition has been accounted for under the purchase method of accounting.

        On March 17, 1998, Cabletron acquired Yago Systems, Inc. (“Yago”), a privately held manufacturer of wire-speed routing and Layer-4 switching products and solutions. Under the terms of the merger agreement, Cabletron issued 6.0 million shares of Cabletron common stock to the shareholders of Yago in exchange for all of the outstanding shares of Yago, not then owned by Cabletron. Prior to the closing of the acquisition, Cabletron held approximately 25% of Yago’s capital stock, calculated on a fully diluted basis. Cabletron also agreed, pursuant to the terms of the merger agreement, to issue up to 5.5 million shares of Cabletron common stock to the former shareholders of Yago in the event the shares originally issued in the transaction did not attain a market value of $35 per share eighteen months after the closing of the transaction. On September 8, 1999, Cabletron issued approximately 5.2 million shares of Cabletron common stock to the former shareholders of Yago, pursuant to the terms of the merger agreement. Cabletron recorded the cost of the acquisition at approximately $165.7 million, including direct costs of $2.6 million. This acquisition has been accounted for under the purchase method of accounting.

    Fiscal 1998 Acquisitions

        Effective February 7, 1998, Cabletron consummated the acquisition of certain assets of the Network Products Group (“NPG”) of Digital Equipment Corporation. The NPG, now known as the “DIGITAL Network Products Group” (“DNPG”), develops and supplies a wide range of data networking hardware and software, including LAN and WAN products. DNPG’s products span a wide range of networking technologies, including Ethernet, Fast Ethernet, FDDI and ATM switching technologies. The purchase price for the acquisition was approximately $439.5 million, before closing adjustments, consisting of cash, product credits and assumed liabilities as a result of the acquisition. The acquisition has been accounted for under the purchase method of accounting.

Products and Services

         Cabletron’s “smart networking” solutions, comprised of high-speed, fault-tolerant SmartSwitches; full-function, wire-speed SmartSwitch routers; and the fully-distributed, multivendor Spectrum Enterprise Management platform, work together to create an enterprise solution that is designed to meet the demands of today’s business environments. The Company’s products maximize reliability through features such as fully-redundant power systems, distributed switching, scalability and superior manageability. All of these products are backed by the Company’s award-winning global service and support staff.

        During the year ended February 29, 2000, Cabletron sold all of the products more particularly described below. In order to present Cabletron’s business as it will exist following its proposed transformation, its products and services are organized below by the operating subsidiary that will sell the particular product or service following the proposed transformation.

    Aprisma Management Technologies, Inc.

        Aprisma will develop, market and support e-business infrastructure management software solutions that deliver service assurance capabilities on a global basis. Spectrum, Aprisma’s flagship product, views the whole of IT as a system managed in terms of Service Level Agreements (“SLA”). The Spectrum software suite bridges the gap between legacy network management platforms and technology point tools, providing enterprise IT organizations and service providers visibility and control of the networks, systems and applications critical to their businesses.

         Aprisma’s Spectrum suite of management software offers a comprehensive solution that shortens the time required to resolve problems, reduces the number of tools required to accomplish network management tasks, and addresses the critical need for ensuring application and e-business response time and service availability.

        Spectrum offers solutions that include:

        Network Management, which can auto-discover edge, distribution and core components of the infrastructure including switches, routers, LAN and WAN components. Networking technologies supported include: VLANs, ELANs, ATM, Frame Relay and IP. Applications supported running in the networks include: routing, switching and management protocols and IP services such as DHCP, DNS, and QoS;

        Business Process Management, to assure service level agreements are meeting the operation and business needs and requirements of the customers, partners and employees they are designed to support;

        Systems Management, to determine server and/or desktop resource utilization or capacity problems with automated agents proactively taking corrective action;

         Application Management, which support leading ERP systems, databases and operating systems; intelligent agent technology is proactive to ensure availability and response time;

        Fault Management, to pinpoint a problem, prioritize according to business impact, notify affected users or customers, and identify the root cause end to end across systems, networks and applications (advanced applications include Spectrum Alarm Notification Manager and Spectrum Resolution Expert, or SpectroRx); and

         Configuration Management, which simplifies training requirements by normalizing configurations of specific device types regardless of the vendor (advanced application includes Spectrum Enterprise Configuration Manager).

    Enterasys Networks, Inc.

        Enterasys will offer Cabletron’s family of “smart products”, including SmartSwitches, SmartSwitch Routers (“SSR”), SmartSTACKs, wireless RoamAbout solutions, and Spectrum Enterprise Management, to enable users to maximize performance while cost-effectively migrating to next-generation technologies. This comprehensive family of solutions is meant to be implemented in both legacy and newer network environments with minimal disruption while preserving existing investments and providing genuine scalability for future networking requirements.

        The SmartSwitch Router, a best-of-breed gigabit switch router, combines the speed of a switch with the efficiency and security of a router. The SmartSwitch Router delivers more than 100 times the performance of traditional routers at a rate of 30 million packets/cells per second (pps) with zero packet loss and no degradation in performance when value-added services are fully-enabled. These products were designed to integrate the customers’ legacy systems and deliver highly fault tolerant performance, all at a fraction of the cost of comparable solutions.

        SmartSwitches combine inherent scalability and manageability with cost-effectiveness to provide high-end switching capabilities for all environments, from the workgroup (SmartSTACK and SmartSwitch 2000/2500), to the wiring closet (SmartSwitch 6000/6500) or to the data center (SmartSwitch 9000/9500) environments. These products utilize standards-based ASIC chips that are designed to be fully manageable and interoperable with pre-existing equipment. These products are available as modular-based chassis systems or in stand-alone capacity.

        Enterasys will offer a full line of ATM SmartSwitches that provide high-speed uplinks of LAN workgroups, interconnect data centers, support bandwidth-heavy multimedia applications and allow access to public ATM services. A SmartSwitch ATM Administrator is designed to improve network performance, reduce operational complexity and cut network ownership costs.

        WAN Products are designed to allow the customer to scale, plan and manage their central-site solutions to meet specific remote access/WAN requirements while managing and controlling these remote sites (including a small office or home office environment)—all from a single location.

        Enterasys will offer Aprisma’s Spectrum network management software to enable enterprise customers to manage their complex multivendor IT infrastructures. Enterasys will offer Spectrum through a reseller agreement with Aprisma.

        Security Solutions programs provide a line of products for Internet security applications through an agreement with Nokia that combines Cabletron’s routing capabilities with Nokia’s IPSOTM routing operating system and Check PointFireWall-1TM, best-of-breed firewall software. Enterasys will provide a comprehensive security solution for Internet access and Virtual Private Networking (“VPN”).

        Service and Support, in addition to its broad line of network equipment, Enterasys will offer a wide range of support services, including maintenance; consulting; design and configuration; product planning; project management; training; testing; certification and documentation; and performance analysis. Enterasys will offer some of these services directly and some through GNTS. Enterasys will offer comprehensive training programs to ensure that customers receive the maximum benefit from their networks. With more than 100 sales and support offices worldwide, Enterasys’ service and support group constitutes a key element of the complete networking solution that will be offered by Enterasys.

    GlobalNetwork Technologies, Inc.

        GNTS is the Company’s professional services group that will focus on providing network infrastructure solutions that optimize application availability and network performance for enterprise customers, service providers and service partners. GNTS offers a broad range of services using the scalable GNTS Powered Services model where intellectual property and standard methodology are used to aid partners and direct resources in the delivery of services. GNTS area of focus will be Internetworking design, network assessment and optimization, network management, outsourcing and information assurance.

        GNTS will provide the following services:

         Internetworking Design, to design and build-up of network solutions in support of e-commerce and other strategic business initiatives.

        Network Assessment and Optimization, to provide assessment and optimization of client’s network hardware and design to take advantage of cost savings opportunities, performance improvement, reduced downtime, and new technologies.

        Network Management, to provide services aimed at improving the price, performance and scalability of the client’s network management application.

         Outsourcing, to provide complete outsourced network solutions that better enable the client to focus on their core business, while avoiding significant investments in tools, support infrastructure and internal staff. The Continuous Improvement Process (“CIP”) is a GNTS service to help meet clients’ SLA.

        Information Assurance, critical networking solutions for the Internet community, including e-commerce solutions, Internet connectivity, security assesment and assurance, security system design and training.

    Riverstone Networks

        Riverstone is focused on emerging content and infrastructure service providers in the new metropolitan area network. Riverstone’s solutions meet the infrastructure needs of ISPs, MSOs and metro network providers, as well as the data center needs of co-location, content hosting and ASPs. Riverstone’s products include Internet routers, application-aware switch routers, intelligent load balancers, web cache redirectors and software tools for provisioning, accounting, billing, monitoring, fault isolation and service level management.

        RS8000 and 8600.    Formerly known as the SSR 8000 and 8600, Riverstone has re-branded these products the RS 8000 and RS 8600 and future development will continue to focus on service provider enhancements to these leading edge products. Built for service providers, Riverstone Networks’ chassis-based RS family combines wire-speed routing with integrated LAN/WAN capability, pinpoint control of application flows, and superior routing table capacity. Key applications include POP site and NOC center buildout as well as traffic aggregation or load balancing in hosting environments. The RS family delivers wire-speed standards-based IP routing—both unicast and multicast.

        RS 2000 and 2100.    Riverstone Networks’ compact RS 2000 and 2100 (formerly known as the SSR 2000 and 2100) are the leading low-cost wire-speed platform. Key applications include building out 100 MB to 1 Gigabit Ethernet backbones, and traffic aggregation for multi-tenant unit opportunities, or for content and application hosting environments where top performance is required and space is a premium. Both the RS 2000 and 2100 deliver wire-speed standards-based IP routing—both unicast and multicast.

        The RS 8000 and RS 2000 series’ are the only switch routers proven to maintain wire-speed layer 2/3 and 4 switching and routing with all features enabled. Prioritization, filtering or Quality policies can be extended across the entire network, to allocate appropriate resources to groups of users, or specific applications. This feature-rich application-aware platform enables pinpoint control of bandwidth and is optimized for establishing and policing Service Level Agreements (SLA’s). Detailed accounting information can be gathered enabling direct confirmation that SLAs are being met. Accounting capability is enabled through the standards-based Lightweight Flow Accounting Protocol.

        Internet Appliance (IA) 1100 and 1200.    Designed for high-performance hosting environments, Riverstone Networks’ IA 1100 and 1200 provide line rate device load balancing, traffic load balancing and traffic policing. With the exponential growth of traffic on the Internet, the IA family ensures that visitors to an internet site are able to complete their transactions seamlessly—whether downloading information, buying products or upgrading account status. The IA family brings a unique combination of security, reliability, control and performance to a hosting solution.

Distribution and Marketing

        The Company has strengthened and expanded its relationship with distributors and resellers over the last several years. These distributors and resellers commit to focusing on the customers needs and providing quality professional service support to the end-user in addition to carrying the Company’s line of products. The Company extends limited product return and price protection rights to certain distributors and resellers. These rights are generally limited to a certain percentage of sales over primarily a three month period. In addition to the Company’s use of distributors and resellers, the Company maintains its own direct sales force with representatives located around the world. The direct sales force is supplemented by employees located at Cabletron’s headquarters and regional in-house technical services and sales support staff. The Company believes that its ratio of in-house sales, marketing and technical services and sales support staff to field sales staff contributes significantly to the effectiveness of its field sales staff.

        The Company’s international locations use various sales strategies tailored to the preferred channels of distribution for each country. These strategies include a direct sales presence, a direct sales force working with local distributors or a combination of the two.

        The Company’s Synergy Plus Program sets forth the principles of the relationship between the Company and the reseller, including information and training, business support and services, pricing structure, and levels of organization. Synergy Plus offers a comprehensive, well-defined business strategy, a clear pricing policy, and effective support in sales and marketing.

        Following the Company’s transformation into four new companies, Enterasys will continue to offer its products and services through the Company’s existing distributors and resellers. Aprisma, GNTS and Riverstone may offer their products and services through these existing distributors and resellers, particularly outside the United States, but will likely develop new partners over time. In particular, Aprisma, GNTS and Riverstone will initially use Enterasys itself as a significant reseller both domestically and internationally.

        The Company employs several methods to market its products, including regular participation in trade shows, frequent advertisements in trade journals, regular attendance by corporate officers at press briefings and trade seminars, submission of demonstration products to selected customers for evaluation, and direct mailings and telemarketing efforts. The four new companies will continue to employ these methods to market their products.

Customers

        The Company’s end-user customers include brokerage, investment banking firms and other financial institutions; federal, state and local government agencies; commercial, industrial and manufacturing companies; multinational and international companies; telecommunications companies; internet service providers; health care facilities; insurance companies; universities; and leading accounting and law firms. The four new companies will continue to sell to the same customer base with one distinction: Riverstone will sell its products and services nearly exclusively to service providers and Enterasys will sell its products and services nearly exclusively to enterprise customers and not to service providers.

        During the year ended February 29, 2000, the Company had one customer, Compaq, which accounted for 16% of net sales and 8% of total accounts receivable, and the United States federal government accounted for approximately 14% of net sales. During the year ended February 28, 1999, the Company had one customer, Compaq, which accounted for 11% of net sales and 7% of total accounts receivable, and the United States federal government accounted for approximately 14% of net sales. Cabletron’s top ten customers, excluding the United States federal government, represented, in the aggregate, approximately 28% and 22% of its net sales for the years ended February 29, 2000 and February 28, 1999, respectively. During the year ended February 29, 2000, the Company and Compaq entered into a new alliance agreement that is expected to result in lower sales to Compaq, but may result in higher direct sales to Compaq’s channel partners. On May 23, 2000, the Company entered into a definitive agreement to sell DNPG. If this sale is consummated, it will result in lower overall sales to Compaq’s channel partners. Most of the Company’s contracts with the United States federal government are on a fixed-price basis. The books and records of the Company are subject to audit by the General Services Administration, the Department of Labor and other government agencies.

Research and Development

        During the years ended February 29, 2000, February 28, 1999 and 1998, research and development expenses (“R&D”) were $184.6 million, $210.4 million and $181.8 million, respectively. The Company has consistently invested in R&D, because it believes its future success will be largely dependent on new product development. The Company believes that as customers place more reliance on their networks and those networks grow larger and more complex, customers will evaluate their network technology more formally, particularly in the area of network control management; thus the Company has continued to emphasize its R&D efforts in areas identified as most valuable to customers.

        As part of its March 1999 restructuring initiative and through strategic decisions, the Company discontinued research on non-core technology projects and focused on core projects only. Through the elimination of non-core R&D projects, the Company was able to reduce its R&D expense by lowering the total number of engineers focused on research and development efforts. Examples of the streamlining include the Company’s strategic decision to sell the digital subscriber line modem business acquired in the FlowPoint acquisition, the Company’s discontinuation of its research efforts related to the digital subscriber line access multiplexor products acquired in the Ariel acquisition, and the Company’s discontinuation of its research efforts on Fast Ethernet products acquired in the DNPG acquisition. The Company is currently reviewing its strategic options regarding the ethernet workgroup switch technology acquired in the NetVantage acquisition. The Company continues to develop products from its acquisition of Yago, including Layer-4 switching products and solutions.

        The Company plans to continue to invest in R&D through investments, internal efforts and acquisitions in emerging technologies for use in existing and future products. However, there can be no assurance that the Company will be able to successfully develop new products that meet customer needs or that such products will achieve market acceptance.

Supply of Components

        The Company’s products include certain components, including application specific integrated circuits (“ASICs”), that are currently available from single or limited sources, some of which require long order lead times. In addition, certain of the Company’s products and subassemblies are manufactured by single-source third parties. With the increasing technological sophistication of new products and the associated design and manufacturing complexities, the Company anticipates that it may need to rely on additional single-source or limited suppliers for components or manufacture of products and subassemblies. Any reduction in supply, interruption or extended delay in timely supply, variances in actual needs from forecasts for long order lead time components, or change in costs of components could affect Cabletron’s ability to deliver its products in a timely and cost-effective manner and may adversely impact the Company’s operating results and supplier relationships. Following the transformation, the risks associated with component supply shortages will principally affect Riverstone and Enterasys and not GNTS or Aprisma.

Manufacturing

        From inception through February 29, 2000, Cabletron manufactured and assembled most of its products. However, the recent emergence of credible, third-party OEM manufacturers led the Company to re-evaluate the manufacture and assembly processes related to its products. During the year ended February 29, 2000 Cabletron completed the outsourcing of 100% of its manufacturing activities to a few OEM manufacturers and sold its manufacturing operations in Rochester, New Hampshire and Limerick, Ireland to Flextronics (its primary OEM). The Company believes that these third-party manufacturers will be able to satisfy Cabletron’s high quality standards in a timely and cost-effective manner. Following the transformation, Enterasys and Riverstone will continue to have their products manufactured by the Company’s current third party manufacturers. GNTS and Aprisma do not offer products that require third-party manufacturers.

        In connection with the Company’s sale of its manufacturing facilities in Rochester, New Hampshire and Limerick, Ireland to Flextronics, the Company and Flextronics entered into a supply agreement under which Flextronics will supply the products formerly manufactured using these assets to the Company. The supply agreement includes initial pricing for the products that Flextronics will supply to Cabletron under the agreement and provides for the periodic repricing of these products, allowing the Company to benefit from future cost savings. The term of the agreement is two years.

Competition

        The data networking industry is intensely competitive and subject to increasing consolidation. Competition in the data networking industry has increased in recent periods, and Cabletron expects competition to continue to increase significantly in the future from its current competitors, as well as from potential competitors that may enter the Company’s existing or future markets. The Company’s competitors include many large domestic and foreign companies, as well as emerging companies attempting to sell products to specialized markets addressed by Cabletron. Cabletron’s primary competitors in the data networking industry are Alcatel, Cisco Systems, Inc., Ericsson, Lucent Technologies, Inc., Nokia Corp., Northern Telecom Ltd. and Siemens. Following the transformation, Enterasys will have the same competitors. Riverstone will primarily compete with these same competitors and additionally will compete with Extreme Networks, Foundry Networks and Juniper Networks. Aprisma will compete primarily with Hewlett Packard’s OpenView, IBM’s Tivoli, BMC Software, Visual Networks and Micromuse Corp. GNTS will compete primarily with Predictive Systems, Inc. and with the professional service organizations of large telecommunications companies such as Compaq and IBM. These competitors compete upon the basis of price, technology, and brand recognition. Competitors may introduce new or enhanced products that offer greater performance or functionality than the products and services of Aprisma, Enterasys, GNTS and Riverstone. Increased competition could result in price reductions, reduced margins and loss of market share, any or all of which could increase fluctuations in operating results and materially and adversely affect the business, financial condition and operating results of Aprisma, Enterasys, GNTS and Riverstone.

Intellectual Property

        The Company’s success depends in part on its proprietary technology. The Company attempts to protect its proprietary technology through patents, copyrights, trademarks, trade secrets and license agreements. There can be no assurance that the steps taken by the Company in this regard will be adequate to prevent misappropriation of its technology or that the Company’s competitors will not independently develop technologies that are substantially equivalent or superior to the Company’s technology. In addition, the laws of some foreign countries may not protect the Company’s proprietary rights to the same extent as do the laws of the United States. The Company has been issued a number of patents and has other patent applications pending. There is no assurance that patents will be issued from pending applications, or that claims allowed on any future patents will be sufficiently broad to protect the Company’s technology. No assurance can be given that any patents issued to the Company will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide competitive advantages. As part of the transformation, the Company will assign its proprietary technology to the applicable new company. The four new companies will each seek to protect their respective proprietary intellectual property in a manner similar to the Company.

Backlog

        The Company’s backlog at February 29, 2000 was approximately $118.0 million, compared with backlog at February 28, 1999 of approximately $170.0 million. During the year ended February 29, 2000, the Company and Compaq agreed to restructure their relationship. The new relationship has resulted in the Company maintaining a lower amount of backlog related to Compaq. In general, orders included in backlog may be canceled or rescheduled by the customer without significant penalty. Therefore, backlog as of any particular date may not be indicative of the Company’s actual sales for any succeeding fiscal period.

Inventory and working capital

        The Company has sold a portion of its inventory to Flextronics, increased its focus on supply chain management and streamlined its product offerings which has resulted in inventory levels decreasing from $229.5 million, at February 28, 1999, to $85.0 million, at February 29, 2000, while still maintaining what the Company believes are sufficient inventory levels that allow for shipment of most customer orders in a timely manner. In addition, working capital increased as a result of the Company’s sale of its FlowPoint subsidiary and fixed assets that related to manufacturing operations, as the Company completed its outsourcing of manufacturing. As of February 29, 2000, working capital was $448.2 million compared to $370.9 million at February 28, 1999.

Employees

        As of February 29, 2000, the Company had approximately 4,456 full-time employees compared to 5,951 full-time employees as of February 28, 1999. The decrease resulted from the Company’s outsourcing arrangement with Flextronics, which resulted in approximately 970 employees transferring to Flextronics, and the termination of 418 full-time employees in accordance with the Company’s restructuring initiative announced in March 1999. The Company’s employees are not represented by a union or other collective bargaining agent and the Company considers its relations with its employees to be good.

        See “Business Environment and Risk Factors” beginning on page 32 for additional information.

Domestic and Foreign Financial Information

        Financial information concerning foreign and domestic operations is contained in Note 15 of “Notes to the Consolidated Financial Statements” included at page 58 of this document.

ITEM 2.    PROPERTIES

        Cabletron owns and occupies a number of buildings in Rochester, New Hampshire, including a 206,000 square-foot manufacturing facility which houses a portion of corporate engineering, in addition to manufacturing facilities which are being converted to office use. Other buildings, totaling 122,000 square-feet, accommodate sales, marketing, administration and technical support personnel. On February 29, 2000 another building, which had served as a warehousing and distribution facility, totaling 208,000 square feet, was sold to Flextronics. As a result of the Flextronics arrangement, the Company expects to have sufficient manufacturing capacity through use of its contract manufacturers.

        In addition to owning numerous buildings, the Company leases other facilities. Cabletron leases a variety of buildings for R&D and engineering including a 78,000 square-foot facility in Durham, New Hampshire, a facility totaling 68,000 square feet in Nashua, New Hampshire and a 152,000 square-foot building in Andover, Massachusetts. The Company has entered into various leases in Ireland to support its international sales activities. Through February 29, 2000, Cabletron occupied a 100,000 square-foot manufacturing facility in Limerick, Ireland. As part of the outsourcing of manufacturing to Flextronics, the Company will sublease this facility to Flextronics. The Company continues to lease a 75,000 square-foot distribution center in Shannon, Ireland. Cabletron has consolidated its west coast operations in a 129,000 square-foot facility in Santa Clara, California. The Company also continues to occupy a 41,000 square-foot facility in Salt Lake City, Utah. Cabletron also leases sales and technical support offices that range from 1,000 to 25,000 square feet at various locations throughout the world.

        During the year ended February 29, 2000, the Company consolidated some facilities and staff as a result of a restructuring plan that was announced in March 1999. As part of this consolidation, the Company sold an engineering facility in Merrimac, NH totaling 115,000 square feet, housed on a 54 acre site.

        Financial information regarding leases and lease commitments are contained in Note 10 of “Notes to the Consolidated Financial Statements” included at page 55 of this document.

ITEM 3.    LEGAL PROCEEDINGS

        As previously disclosed in Cabletron’s annual reports on Form 10-K for the years ended February 28, 1999 and 1998, a consolidated class action lawsuit purporting to state claims against Cabletron and certain officers and directors of Cabletron was filed in the United States District Court for the District of New Hampshire and, following transfer, is pending in the District of Rhode Island. The complaint alleges that Cabletron and several of its officers and directors disseminated materially false and misleading information about Cabletron’s operations and acted in violation of Section 10(b) and Rule 10b-5 of the Exchange Act during the period between March 3, 1997 and December 2, 1997. The complaint also alleges that certain of the Company’s alleged accounting practices resulted in the disclosure of materially misleading financial results during the same period. More specifically, the complaint challenged the Company’s revenue recognition policies, accounting for product returns, and the validity of certain sales. The complaint does not specify the amount of damages sought on behalf of the class. Cabletron and other defendants moved to dismiss the complaint and, by Order dated December 23, 1998, the District Court expressed its intention to grant Cabletron’s motion to dismiss unless the plaintiffs amended their complaint. The Plaintiffs timely served a Second Consolidation Class Action Complaint, and the Company has filed a motion to dismiss this second complaint. A ruling on that motion is not expected earlier than June 2000. The legal costs incurred by Cabletron in defending itself and its officers and directors against this litigation, whether or not it prevails, could be substantial, and in the event that the plaintiffs prevail, the Company could be required to pay substantial damages. This litigation may be protracted and may result in a diversion of management and other resources of the Company. The payment of substantial legal costs or damages, or the diversion of management and other resources, could have a material adverse effect on the Company’s business, financial condition or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        During the fourth quarter of the fiscal year covered by this report, no matters were submitted to a vote of the Company’s security holders.

Executive Officers of the Registrant

        The executive officers of the Company are as follows:

Name	Age	Position
Thomas D. Bunce	56	Executive Vice President, Product Development
Enrique P. Fiallo	47	President of Enterasys Networks
Thomas N. Gleason	36	Executive Vice President, North American/South American Sales
Earle S. Humphreys	54	President of GlobalNetwork Technology Services
Eric Jaeger	37	Executive Vice President of Corporate Affairs
David J. Kirkpatrick	48	Corporate Executive Vice President of Finance and Chief Financial Officer
Piyush Patel	44	Chief Executive Officer and President
Romulus S. Pereira	34	President of Riverstone Networks
John J. Roese	30	Chief Technology Officer
Joseph H. Solari	58	President of Europe, Middle East and Africa
Michael A. Skubisz	33	President of Aprisma Management Technologies, Inc.
Gary M. Workman	53	President of Operations, Asia Pacific

        Thomas D. Bunce has been with Cabletron for six years, serving since 1997 as Executive Vice President of Product Development. Prior to joining Cabletron, he served as Vice President of Engineering and Operations for Lucas Duralith. Prior to joining Lucas Duralith, he served as Vice President of Engineering and Operations for the Mupac Corporation.

        Enrique P. (Henry) Fiallo has served as President of Enterasys Networks since February 2000. From November 1998 through February 2000, he was Executive Vice President and Chief Information Officer of Cabletron. Prior to joining Cabletron, he served as Senior Vice President and Chief Information Officer at Entergy Services, Inc. Prior to joining Entergy, he was Vice President of Logistics Information Systems at Ryder Systems, Inc., in Miami, Florida, where he held a variety of senior management positions in IT, MIS and telecommunications during a 10-year tenure.

        Thomas N. Gleason has served as Executive Vice President of North American/South American Sales, since September 1999. From April 1999 to September 1999, he served as Regional Vice President of North America. From November 1990 to March 1999, he held a variety of sales management positions at Cabletron. Prior to joining Cabletron, he held various positions at IBM during a 4-year tenure.

        Earle S. Humphreys has served as President of GlobalNetwork Technology Services since February 2000. From July 1998 through February 2000, he was Executive Vice President of Global Services. Prior to joining Cabletron, he served as Senior Director of Services Solution Marketing at Compaq Computer Corp. Prior to joining Compaq, he held a variety of senior management roles, including Vice President of Consulting Services at Tandem Computers, during a 10-year tenure.

        Eric Jaeger has served as Executive Vice President of Corporate Affairs since June 1999. From October 1998 to June 1999, he served as Senior Vice President and General Counsel. Prior to joining Cabletron, he was a corporate attorney with the law firm of Ropes & Gray.

        David J. Kirkpatrick has served as Corporate Executive Vice President of Finance since March 1998. He served as Director of Finance of the Company from August 1990 until March 1998 and has served as Chief Financial Officer since August 1990. From 1986 to 1990, he was the Vice President of Zenith Data Systems, a subsidiary of Zenith Electronics Corporation.

        Piyush Patel has served as Chairman of the Board of Directors, Chief Executive Officer and President since June 1999. From October 1998 to June 1999, he was Senior Vice President of Worldwide Engineering. From September 1996 to October 1998, he served as Chief Executive Officer at Yago Systems, Inc. From 1980 to 1996, he held a variety of senior management positions at Intel, Sun Microsystems, MIPS computers and QED.

        Romulus S. Pereira has served as President of Riverstone Networks since February 2000. From June 1999 through February 2000, he was Chief Operating Officer. From March 1998 to June 1999, he served as general manager of Cabletron’s service provider business. Prior to joining Cabletron, he served as Chief Technology Officer and Vice President of Engineering of Yago Systems. Prior to co-founding Yago Systems with Piyush Patel, he held various technical roles at Cisco Systems, Kalpana and Wollongong Group.

        John J. Roese has served as Chief Technology Officer since October 1999. Since 1991, he has held various positions at Cabletron, including Senior Technical Director of Engineering, Deputy Chief Technology Officer, Director of Systems Engineering, Senior Product Manager and Senior Technical Trainer.

        Joseph H. Solari served as President of Europe, Middle East and Africa from August 1997 through March 2000, his date of separation from the Company. Prior to joining Cabletron, he served as President and CEO of Zenith Data Systems S.A., a division of Groupe Bull. Prior to joining Zenith, he held a variety of positions in sales and management within the electronics and computer industries, including an 18-year tenure at Schlumberger Ltd.

        Michael A. Skubisz has served as President of Aprisma Management Technologies since July 1999. From September 1998 to July 1999, he served as Chief Technology Officer. From 1993 to 1998, he served as Vice President of Product Marketing and Product Management. He has held various positions at Cabletron, including Regional Manager of Field Engineering in the New York City office where he began his career with Cabletron in 1988.

        Gary M. Workman has served as President of Operations in the Asia Pacific region since January 1999. Prior to joining Cabletron, he held a variety of senior management positions with Anixter International, Inc., including Senior Vice President of the Western Group and President of Asia Pacific, during a 25-year career.

Key Personnel

        On June 3, 1999, Piyush Patel was appointed to the positions of President, Chief Executive Officer and Chairman and Craig R. Benson resigned as President, Chief Executive Officer, Chairman and Treasurer. Mr. Benson has remained a member of the Company’s Board of Directors. The Company’s success is dependent in large part on Mr. Patel and other key technical, sales and management personnel. The loss of one or more of these individuals could adversely affect the Company’s business.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

STOCK PRICE HISTORY

        The following table sets forth the high and low sale prices for the Company’s Common Stock as reported on the New York Stock Exchange (symbol—CS) during the last two fiscal years. As of May 5, 2000, the Company had approximately 2,821 stockholders of record. The Company has paid no dividends on its Common Stock and anticipates it will continue to reinvest earnings to finance future growth.

	High	Low
Fiscal 2000
First quarter	$15.31	$ 7.25
Second quarter	16.81	11.94
Third quarter	24.38	14.81
Fourth quarter	$49.00	$22.00

Fiscal 1999
First quarter	$15.56	$12.50
Second quarter	14.31	6.63
Third quarter	15.31	6.63
Fourth quarter	$14.38	$ 7.69

ITEM 6.    SELECTED FINANCIAL DATA

CABLETRON SYSTEMS, INC.

	Fiscal Year Ended
	February 29, 2000	February 28, 1999	February 28, 1998	February 28, 1997	February 29, 1996
	(in thousands, except per share data)
Statement of Operations Data:
Net sales	$1,459,593	$1,411,279	$1,377,330	$1,406,552	$1,100,349
Cost of sales	817,844	811,350	676,291	595,407	448,699
Research and development	184,614	210,393	181,777	161,674	127,289
Selling, general and administrative	400,544	418,254	372,224	301,263	223,083
Amortization of intangible assets	41,270	27,978	1,565	206	—
Special charges	21,096	234,920	234,285	21,724	94,343

Income (loss) from operations	(5,775)	(291,616)	(88,812)	326,278	206,935
Interest income, net	18,587	15,089	18,578	19,422	17,891
Other income, net	746,209	—	—	—	—

Income (loss) before taxes	759,021	(276,527)	(70,234)	345,700	224,826
Income tax expense (benefit)	294,750	(31,136)	(35,273)	119,621	80,341

Net income (loss)	$ 464,271	$ (245,391)	$ (34,961)	$ 226,079	$ 144,485

Net income (loss) per share—basic	$ 2.62	$ (1.47)	$ (0.22)	$ 1.46	$ 0.95

Net income (loss) per share—diluted	$ 2.46	$ (1.47)	$ (0.22)	$ 1.42	$ 0.93

Weighted average number of shares outstanding—basic	177,541	167,432	157,686	155,207	151,525

Weighted average number of shares outstanding—diluted	188,618	167,432	157,686	158,933	155,171

         Note:    Included in fiscal 2000 results are charges related to the write-off related to discontinuations of several product lines ($9.8 million, net of tax), amortization of intangible assets related to purchased acquisitions ($21.2 million, net of tax), the write-off of goodwill associated with the closing of the Ariel operations ($9.0 million, net of tax) which is included in amortization of intangible assets, the implementation of a restructuring plan ($12.9 million, net of tax), other income and expenses related to the Company’s sale of its FlowPoint subsidiary ($421.5 million, net of tax), and the income from its new alliance agreement with Compaq Computer Corporation (“Compaq”) ($25.8 million, net of tax). Included in fiscal 1999 results are charges related to amortization of intangible assets related to purchased acquisitions ($18.3 million, net of tax), special charges ($207.2 million, net of tax) related to the acquisitions of Yago Systems, Inc., the DSLAM division of Ariel Corporation, FlowPoint Corp. and NetVantage, Inc. and $10.4 million, net of tax, related to fixed asset loss for idle, obsolete and discarded equipment. Included in fiscal 1998 results are special charges related to the acquisition of Digital’s Network Products Group and the implementation of a strategic realignment plan consisting of $121.8 million and $21.5 million, net of tax, respectively. Included in fiscal 1997 and fiscal 1996 results are $13.5 million, net of tax, and $60.8 million, net of tax, of special charge items related to all acquisitions for each fiscal year, respectively. Excluding the aforementioned charges, the amortization of intangible assets and other income, pro forma net income (loss) and pro forma diluted net income (loss) per share are as follows:

	Fiscal Year Ended
	February 29, 2000	February 28, 1999	February 28, 1998	February 28, 1997	February 29, 1996
	(in thousands, except per share data)
	(Unaudited)
Pro forma net income (loss)	$69,917	$(9,460)	$108,339	$239,579	$205,285
Pro forma diluted net income per share (loss)	$ 0.37	$ (0.06)	$ 0.68	$ 1.51	$ 1.32

	Fiscal Year Ended
	February 29, 2000	February 28, 1999	February 28, 1998	February 28, 1997	February 29, 1996
	(in thousands)
Balance Sheet Data:
Working capital	$ 448,168	$ 370,945	$ 593,046	$ 679,056	$485,152
Total assets	3,166,507	1,566,500	1,682,048	1,310,809	996,908
Stockholders’ equity	$2,147,439	$1,089,833	$1,085,075	$1,085,452	$809,886

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion provides an analysis of Cabletron’s financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K. The discussion below contains certain forward-looking statements relating to, among other things, estimates of economic and industry conditions, sales trends, expense levels and capital expenditures. Actual results may vary from those contained in any forward-looking statements. See “Business Environment and Risk Factors” below.

    Results of Operations

        This table sets forth the Company’s net sales, cost of sales, expenses by category, income (loss) from operations, interest income, net, other income, net, income (loss) before income taxes and net income (loss), each expressed as percentages of net sales, for the fiscal years ended February 29, 2000 and February 28, 1999 and 1998:

	2000	1999	1998
Net sales	100.0%	100.0%	100.0%
Cost of sales	56.0	57.5	49.1

Gross profit	44.0	42.5	50.9
Research and development	12.6	14.9	13.2
Selling, general and administrative	27.4	29.6	27.0
Amortization of intangible assets	2.8	2.0	0.1
Special charges	1.4	16.6	17.0

Loss from operations	(0.2)	(20.6)	(6.4)
Interest income, net	1.3	1.1	1.3
Other income, net	51.1	—	—

Income (loss) before income taxes	52.2	(19.5)	(5.1)

Income tax expense (benefit)	20.2	(2.1)	(2.6)

Net income (loss)	31.8%	(17.4)%	(2.5)%

    Net Sales

        Net sales for the year ended February 29, 2000 increased by 3.4% to $1,459.6 million from $1,411.3 million for the year ended February 28, 1999 and compared to $1,377.3 million in the year ended February 28, 1998. Sales increased primarily as a result of increased sales of the Company’s Layer-3 and Layer-4 switched technology products. Worldwide sales of switched products increased approximately $138.2 million, or 17.1%, to $948.4 million in the year ended February 29, 2000 compared to $810.2 million in the year ended February 28, 1999. The increase in sales of switched products was principally due to an increase in sales of the Company’s SmartSwitch Router products, which offset declining sales of older switched products. The sales increase has been as a result of the Company’s success in penetrating the WAN segment of the Layer-3 switching market, creation of Layer-4 switching technology products and continuation of customers migrating from the older shared media technology products. Secondarily, sales increased as a result of increased sales to Compaq in connection with the transition from an OEM agreement between Compaq and the Company, with minimum purchase commitments, to an alliance agreement. As part of this transition, Compaq purchased $85.0 million ($48.7 million in the fourth quarter of fiscal 2000) of existing inventory that was in the Company’s manufacturing pipeline and paid the Company $11.7 million as a pricing rebate for Compaq’s failure to meet its minimum purchase commitments in the year ended February 29, 2000. Sales of switched products increased 19.0% to $810.2 million in the year ended February 28, 1999 compared to sales of $680.6 million in the year ended February 28, 1998. The increase in sales of switched products was a result of increasing unit sales, primarily related to the SmartSwitch 6000 products. Prices per product decreased slightly for some of the older switched products during the year ended February 28, 1999, but shipments of new products offset this slight price decline. The year ended February 28, 1999 included a full year of DNPG/Compaq sales, largely contributing to the increase in sales of switched products, compared to the year ended February 28, 1998 which included just three weeks of sales. Sales of shared media products decreased by approximately $99.5 million, or 60.0%, to $66.3 million in the year ended February 29, 2000 from $165.8 million in the year ended February 28, 1999 and sales of $317.6 million in the year ended February 28, 1998. Sales of shared media products steadily decreased throughout the years ended February 29, 2000 and February 28, 1999 as a result of both declining unit shipments and lower prices per product. The Company is evaluating its options regarding products that utilize shared media technology including exiting this line of business. Sales of other various legacy products and Spectrum increased by approximately $11.7 million, or 7.1%, to $177.0 million in the year ended February 29, 2000 compared to $165.3 million in the year ended February 28, 1999. This increase was largely a result of customers purchasing various legacy products that enable them to maintain their existing systems. Revenues from professional services and maintenance remained relatively flat at approximately $267.9 million in the year ended February 29, 2000 and $270.0 million in the year ended February 28, 1999. As a result of terminating Compaq’s minimum purchase commitments, the Company believes that future purchases by Compaq will be significantly lower than recent purchase levels. Under the alliance agreement, sales to Compaq are expected to be lower than recent levels, but may result in higher direct sales to Compaq’s channel partners. These revenue sources have more risk than the minimum purchase commitments which previously existed. Further, the new revenue sources are subject to execution risk in obtaining such sales. In summary, there is a risk that as a result of terminating Compaq’s minimum purchase commitments, Compaq’s purchases of the Company’s products will decline substantially in the year ending March 3, 2001 as compared to the year ended February 29, 2000. This would have a materially adverse impact on the Company’s results of operations. Additionally, on May 23, 2000, the Company entered into a definitive agreement to sell its DNPG subsidiary. The sale of DNPG is expected to materially reduce net sales in the year ending March 3, 2001. Further, the discontinuation of other product lines and other actions taken in connection with the transformation are expected to decrease overall net sales in the year ending March 3, 2001.

        Net sales within the United States (“domestic”) in the year ended February 29, 2000 were $951.3 million or 65.2% of net sales, compared to $829.4 million or 58.8% of net sales in the year ended February 28, 1999 and $923.3 million or 67.0% of net sales in the year ended February 28, 1998. Domestic net sales increased in the year ended February 29, 2000 compared to the year ended February 28, 1999, largely due to sales of switched media products increasing by more than 29% domestically and sales of products in the Company’s manufacturing pipeline to Compaq. Sales decreased in the year ended February 28, 1999 compared to the year ended February 28, 1998 due to pricing competitiveness that resulted in lower prices and decreased sales of shared media products as the Company transitioned to switched technology products.

        Net sales in Europe were $342.2 million or 23.4% of total net sales in the year ended February 29, 2000 compared to $430.3 million or 30.5% of total net sales in the year ended February 28, 1999 and $323.7 million or 23.5% of net sales in the year ended February 28, 1998. The decrease in sales was a result of decreases across a majority of the product lines, including a $39.5 million, or 66.1%, from the year ended February 28, 1999 to the year ended February 29, 2000, decrease in shared media products and a $10.3 million, or 4.0%, from the year ended February 28, 1999 to the year ended February 29, 2000, decrease in sales of switched products. Sales decreased in the year ended February 29, 2000 compared to February 28, 1999 as sales of DNPG/Compaq products began to decline. Sales increased in the year ended February 28, 1999 compared to the year ended February 28, 1998 as the Company had a full year of sales of DNPG products.

        Net sales in the Pac Rim were $116.4 million or 8.0% of total net sales in the year ended February 29, 2000 compared to $114.2 million or 8.1% of total net sales in the year ended February 28, 1999 and $77.6 million or 5.6% of net sales in the year ended February 28, 1998. Sales of switched products increased $21.6 million, or 31.9%, from the year ended February 28, 1999 to the year ended February 29, 2000, but were offset by decreases in sales across a majority of the other product lines, including a $8.6 million, or 61.7%, decrease in service revenues. Sales increased in the year ended February 28, 1999 compared to the year ended February 28, 1998 as the Company had a full year of DNPG/Compaq activity and the Company placed a greater emphasis on its Pac Rim operations.

        Net sales in other regions were $49.7 million, or 3.4%, of total net sales in the year ended February 29, 2000 compared to $37.4 million, or 2.7%, of total net sales in the year ended February 28, 1999 and $52.7 million, or 3.8%, of net sales in the year ended February 28, 1998. Sales increased primarily due to increased sales of switched products, which increased $14.5 million, or 76.1%, from the year ended February 28, 1999 to the year ended February 29, 2000. The decrease in sales during the year ended February 28, 1999 compared to February 28, 1998 was primarily due to decreased sales in Latin America.

        The effect of foreign exchange rate fluctuations did not have a significant impact on the Company’s operating results in the periods presented.

    Gross Profit, Expenses and Interest Income

        Gross profit was $641.7 million, or 44.0% of net sales, in the year ended February 29, 2000 compared to $599.9 million, or 42.5% of net sales, in the year ended February 28, 1999 and compared to $701.0 million, or 50.9% of net sales, in the year ended February 28, 1998. The improvement in gross profit during the year ended February 29, 2000, as compared to the year ended February 28, 1999, reflects lower materials costs associated with streamlined product offerings. The decrease in gross profit in the year ended February 28, 1999, as compared to the year ended February 28, 1998, as a percentage of net sales reflects the impact on pricing from increased sales to channel resellers and independent distributors, rather than selling directly to end-users, and a more competitive pricing environment. Additionally, the shift from shared media to switched products resulted in higher inventory obsolescence. In the future, the Company’s gross profit may be affected by the same factors as the year ended February 29, 2000, including the price per product sold, inventory obsolescence, the distribution channels used, price competition, the mix of products sold, the acquisition of newer products at different margins and the result of the anticipated savings recognized through its outsourcing of the manufacturing process.

        Research and development (“R&D”) expenses in the year ended February 29, 2000 decreased to $184.6 million, or 12.6% of net sales, compared to $210.4 million, or 14.9% of net sales, in the year ended February 28, 1999 and $181.8 million, or 13.2% of net sales, in the year ended February 28, 1998. R&D decreased, in the year ended February 29, 2000 compared to the year ended February 28, 1999, as a result of the elimination of staff and facilities from various R&D departments and refocused efforts on core projects identified in the restructuring initiative. R&D increased in the year ended February 28, 1999 compared to the year ended February 28, 1998 as a result of higher spending on the addition of software and hardware engineering personnel, directly hired and as a result of the Company’s acquisitions, and the associated costs related to development of new products and the next generation of existing products. The Company plans to continue emphasizing research and development as a critical strategy point. The Company plans to continue to develop new products through a combination of internal development efforts and acquisitions. There can be no assurance that research and development efforts or acquisitions of technology will result in commercially successful new technology and products in the future, or that such technology and products will be introduced in time to meet market requirements. The Company’s research and development efforts may be adversely affected by other factors discussed more fully below in “Business Environment and Risk Factors.”

        Selling, general and administrative (“SG&A”) expenses were $400.5 million, or 27.4% of net sales, in the year ended February 29, 2000 compared to $418.3 million, or 29.6% of net sales, in the year ended February 28, 1999 and compared to $372.2 million, or 27.0% of net sales, in the year ended February 28, 1998. The decrease in SG&A expenses, as a percentage of net sales in the year ended February 29, 2000 compared to the year ended February 28, 1999, was primarily a result of reductions in sales offices and staff. The increase in the year ended February 28, 1999 compared to the year ended February 28, 1998 was a result of an increase in sales and technical personnel, incentive payments to employees added through acquisitions and increased marketing programs. The Company expects to focus more of the future SG&A expenditures on core spending, advertising and marketing to potential customers for revenue generation, and that other components of SG&A will remain approximately constant, in absolute dollars, in the upcoming year.

        Amortization of intangible assets expenses was $41.3 million, or 2.8% of net sales, in the year ended February 29, 2000 compared to $28.0 million, or 2.0% of net sales, in the year ended February 28, 1999 and $1.6 million, or 0.1% of net sales, in the year ended February 28, 1998. The change in amortization expense was a result of acquisitions completed during the years ended February 28, 1999 and February 28, 1998. The February 29, 2000 amount includes a writeoff of $12.1 million of goodwill related to Ariel.

        In the year ended February 29, 2000, the Company recorded $21.1 million of special charges for the restructuring initiative undertaken during March 1999. These charges reflect the closure of the Company’s manufacturing facility in Ohio, the planned closure of 40 sales offices worldwide (37 closed through February 29, 2000), the consolidation and outsourcing of various manufacturing operations, the write-off of certain assets that were not required subsequent to the restructuring and the planned reduction of approximately 1,000 individuals from the Company’s global workforce. The reduction in the global workforce was principally manufacturing and distribution personnel but also included targeted reductions impacting most functions within the Company. The exit costs which the Company expects to incur relate primarily to long-term lease commitments and repayments of economic development grants resulting from the closing of the Ohio facility. This initiative was intended to reduce the expense structure of the Company; reduce cost of goods sold; increase cash reserves; provide higher return on assets and revenue per employee; enable aggressive asset reduction and consolidation initiatives and increase net income. There is no assurance that the Company will achieve the intended benefits of the restructuring initiative. The benefits are subject to numerous risks that could impair the Company’s ability to realize the expected benefits when expected, or ever. In the year ended February 28, 1999, special charges were taken for in-process research and development related to the acquisition of Yago Systems, Inc. ($150.0 million), Ariel ($26.0 million), FlowPoint ($12.0 million) and NetVantage ($29.4 million). Also in the year ended February 28, 1999, the Company performed a physical inventory of manufacturing equipment and fixtures in preparation for the planned outsourcing of its manufacturing operations. As a result of this physical inventory, the Company wrote off approximately $17.6 million of assets. The write-off consisted of equipment and fixtures that could not be located and equipment identified as idled with no future value. In the year ended February 28, 1998, special charges were taken for in-process research and development related to the acquisition of the DNPG ($199.3 million) and the implementation of a realignment plan ($35.0 million), totaling $234.3 million. The December 16, 1997 realignment plan was intended to better align the Company’s business strategy with its focus in the enterprise and service provider markets. The realignment was intended to better position the Company to provide more solutions-oriented products and service; to increase its distribution of products through third-party distributors and resellers; to improve its position internationally and to aggressively develop partnership and acquisition opportunities. The realignment included general expense reduction through the elimination of duplicate facilities, consolidation of related operations, reallocation of resources, including the elimination of certain existing projects, and personnel reduction. During the year ended February 28, 1999, the Company completed the reductions required to better align its global initiative.

        Net interest income in the year ended February 29, 2000 was $18.6 million compared to $15.1 million in the year ended February 28, 1999 and compared to $18.6 million in the year ended February 28, 1998. The increase in net interest income in the year ended February 29, 2000 as compared to the year ended February 28, 1999 was due to higher invested balances and generally higher interest rates. The decrease of net interest income in the year ended February 28, 1999 as compared to fiscal 1998 is a result of lower cash available for short-term investments caused by Compaq’s utilization of product credits in place of cash to settle accounts receivable and cash used to fund acquisitions.

        Net other income in the year ended February 29, 2000 was $746.2 million. Of this total $705.1 million relates to the gain from the sale of a subsidiary, FlowPoint, $37.2 million relates to the transitioning of the Company’s relationship with Compaq and $3.9 million relates to the sales of corporate equities.

    Income (Loss) Before Income Taxes

        Income before income taxes was $759.0 million in the year ended February 29, 2000, compared to a loss before income taxes of $276.5 million in the year ended February 28, 1999 and a loss before income taxes of $70.2 million in the year ended February 28, 1998. In the year ended February 29, 2000, the Company recorded $746.2 million of other income and a $21.1 million restructuring charge. In the year ended February 28, 1999, the Company recorded special charges of $234.9 million for in-process research & development, arising out of the acquisitions of NetVantage for $29.4 million, FlowPoint for $12.0 million, Ariel for $26.0 million and Yago for $150.0 million and a fixed asset loss of $17.5 million. In fiscal 1998, the Company recorded special charges of $234.3 million, consisting of in process research and development of $199.3 million in connection with the acquisition of the DNPG, and charges relating to the Company’s realignment of $35.0 million. The improvement from a loss before income taxes, in the year ended February 28, 1999, to income before income taxes, in the year ended February 29, 2000, was primarily due to the Company’s sale of its FlowPoint subsidiary and income related to its restructured relationship with Compaq as well as higher gross profit margins and lower operating expenses. The increase in loss before taxes in the year ended February 28, 1999 was due to lower gross profit margins as the Company continued its migration from shared media products to switched products and higher personnel costs in R&D departments. Excluding amortization of intangible assets, other income, net and special charges, income before income taxes was $75.2 million compared to loss before income taxes of $28.7 million in the year ended February 28, 1999 and to income before income taxes of $165.6 million in the year ended February 28, 1998. The Company expects income before income taxes to decrease in the year ending on March 3, 2001, due to the pending sale of DNPG, the discontinuation of other product lines and other actions taken in connection with the transformation.

    Income Tax Expense (Benefit)

        The Company’s effective tax rate was 38.8% for the year ended February 29, 2000 compared to 11.3% for the year ended February 28, 1999 and 50.2% for the year ended February 28, 1998. The income tax expense was $294.8 million in the year ended February 29, 2000 compared to an income tax benefit of $31.1 million in the year ended February 28, 1999 and an income tax benefit of $35.3 million in the year ended February 28, 1998. The tax expense in the year ended February 29, 2000 included other income items, which in total, were taxed at higher tax rates than normal operating income and expenses. The tax benefit for the year ended February 28, 1999 included large non-deductible in-process research and development charges and acquisition costs and tax benefits related to the Ariel acquisition, fixed asset loss and a loss from operations, which produced a higher tax rate than normal operating income and expenses. The year ended February 29, 2000 income tax expense included a $277.0 million tax charge related to the sale of FlowPoint, a $13.3 million tax charge related to the Compaq alliance agreement, a $9.1 million tax benefit related to the amortization of purchased acquisition costs, a $8.2 million tax benefit related to the write-off of product lines and a $6.5 million tax benefit related to the manufacturing divestiture. The year ended February 28, 1999 income tax benefit included a $10.2 million tax benefit related to the acquisition of Ariel and a $6.8 million tax benefit related to the fixed asset loss. The year ended February 28, 1998 income tax benefit included $77.5 million related to the acquisition of the DNPG and $13.5 million related to the Company’s realignment. Net income in the year ended February 19, 2000 was $464.3 million compared to a net loss of $245.4 million in the year ended February 28, 1999 and a net loss of $35.0 million in the year ended February 28, 1998.

    Business Combinations

        During the year ended February 29, 2000, the Company made the strategic decision to pursue divesting itself of the manufacturing process, certain non-core product lines and non-core subsidiaries. The Company sold most of its manufacturing related assets and inventories to Flextronics and simultaneously entered into an agreement to purchase a significant amount of its products from Flextronics. The Company intends to divest itself of non-core product lines and subsidiaries through selling those identified assets to a third party buyer or in some other manner that is yet to be determined. In addition, the Company has made the strategic decision to transform the Company into four separate operating subsidiaries. The Company expects that by having four separate operating subsidiaries it will provide increased flexibility to better develop and implement other strategic transactions that are based on specific products or services and customer bases.

Fiscal 2000 Divestitures

        On January 18, 2000, the Company and Flextronics entered into a definitive agreement for Cabletron to divest its manufacturing and repair services operations located in Rochester, New Hampshire and Limerick, Ireland to Flextronics. Flextronics acquired the Company’s manufacturing assets, inventories and manufacturing personnel. Simultaneously with this transaction, the Company contracted with Flextronics as an OEM to produce most of its products. In anticipation of this divestiture, the Company recorded a charge of $4.6 million related to lowering its carrying value of inventory as cost of goods sold and recorded a $4.7 million charge related to personnel costs as SG&A expense. The Company received $60.5 million for inventory that it sold to Flextronics and $18.1 million which reflected the net book value for manufacturing related fixed assets, including buildings.

        On December 18, 1999, the Company sold its FlowPoint subsidiary to Efficient Networks, Inc. (“Efficient”) in exchange for 7.2 million shares of Efficient common stock and 6,300 shares of Efficient preferred stock. The common stock is subject to various restrictions on resale. The preferred stock was converted into 6.3 million shares of common stock following the approval of Efficient shareholders at a special meeting on April 12, 2000. In connection with the sale of FlowPoint, Cabletron and Efficient entered into an OEM agreement under which Cabletron will resell the Efficient and FlowPoint product lines.

Fiscal 1999 Acquisitions

    Yago Systems, Inc.

        On March 17, 1998, Cabletron acquired Yago Systems, Inc. (“Yago”), a privately held manufacturer of wire-speed routing and Layer-4 switching products and solutions. Under the terms of the merger agreement, Cabletron issued 6.0 million shares of Cabletron common stock to the shareholders of Yago in exchange for all of the outstanding shares of Yago, not then owned by Cabletron. Prior to the closing of the acquisition, Cabletron held approximately 25% of Yago’s capital stock, calculated on a fully diluted basis. Cabletron also agreed, pursuant to the terms of the merger agreement, to issue up to 5.5 million shares of Cabletron common stock to the former shareholders of Yago in the event the shares originally issued in the transaction do not attain a market value of $35 per share eighteen months after the closing of the transaction. On September 8, 1999, Cabletron issued approximately 5.2 million shares of Cabletron common stock to the former shareholders of Yago, pursuant to the terms of the merger agreement. Cabletron recorded the cost of the acquisition at approximately $165.7 million, including direct costs of $2.6 million. This acquisition has been accounted for under the purchase method of accounting.

        In connection with the acquisition of Yago, the Company allocated $150.0 million of the purchase price to in-process research and development projects. This allocation represents the estimated fair value based on risk-adjusted cash flows related to the incomplete products. At the date of acquisition, the development of these projects had not yet reached technological feasibility and the R&D in progress had no alternative future uses. Accordingly, the Company expensed these costs as of the acquisition date.

        The Company used independent third-party appraisers to assess and allocate values to the in-process research and development. The value assigned to these assets were determined by identifying significant research projects for which technological feasibility had not been established, including development, engineering and testing activities associated with the introduction of Yago’s next-generation switching router family of products and technologies.

        At the time of its acquisition, Yago was a development stage company that had spent approximately $5.6 million on research and development focused on the development of advanced gigabit switching technology. In fact, all of Yago’s efforts since the company’s inception had been directed towards the introduction of an advanced gigabit layer-2, layer-3, and layer-4 switching and router product family. Yago had no developed products or technology and had not generated any revenues as of its acquisition date. At the time, Yago was testing the technology related to the MSR8000, its first product to be released, and was developing its MSR16000/8600 family of products. These two primary development efforts were made up of six significant research and development components, which were ongoing at the acquisition date. These component efforts included continued MSR8000 development and testing, research and development of the MSR2000 (a desktop version of the MSR8000), development of the MSR8600, development of Wide Area Network interfaces for its switching products, routing software research and development, and device management software research and development.

        At the time of Yago’s acquisition, the Company believed that the MSR product family of switching routers would set a new standard for performance and functionality by delivering wire-speed layer-2, layer-3 and layer-4 functionality. Designed for the enterprise and ISP backbone markets, upon completion of their development, the MSR products were intended to offer large table capacity, a multi-gigabit non-blocking backplane, low latency and seamless calling. Yago also intended to develop its MSR products to be interoperable with other standard-based routers and switches. As of the acquisition date, management expected the development of the MSR product family would be the only mechanism to fuel Yago’s revenue growth and profitability in the future. Despite the incomplete state of Yago’s technology, the Company felt that the projected size and growth of the market for the MSR product, Yago’s demonstrated promise in the development of the MSR product family and the consideration paid by Cabletron’s competitors to acquire companies comparable to Yago all warranted the consideration paid by Cabletron for Yago.

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

        To date, Yago’s results have not differed significantly from the forecast assumptions. Yago released a fully featured MSR8000 in July 1998. The Company’s R&D expenditures since the Yago acquisition have not differed materially from expectations. The Company continues to work toward the completion of the projects underway at Yago at the time of the acquisition. Most of the projects are on schedule. The risks associated with these efforts are still considered significant and no assurance can be made that Yago’s upcoming products will meet market expectations.

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

        Cost of sales was estimated based on Yago’s internally generated projections and discussions with management regarding anticipated gross margin improvements. Due to the market opportunities in the Gigabit Ethernet arena and Yago’s unique product architecture substantial gross margins are expected through calendar year 2000. Thereafter, gross margins are expected to gradually decline as competition increases. Cost of sales was projected to average approximately 47.5% through 2003. SG&A expenses (including depreciation), was projected to remain constant as a percentage of sales at approximately 23.0%. R&D expenditures were projected to decrease as a percentage of sales as the in-process projects were completed. R&D expenditures were expected to peak in 1998 at 7.1% of sales, decline, and then level out at 5.0% of sales in 2000 and thereafter.

        The rates utilized to discount the net cash flows to their present value were based on venture capital rates of return. Due to the nature of the forecast and the risks associated with the projected growth, profitability and developmental projects, discount rates of 45.0 to 50.0% were used for the business enterprise and for the in-process R&D. The Company believes these rates were appropriate because they were commensurate with Yago’s stage of development; the uncertainties in the economic estimates described above; the inherent uncertainty surrounding the successful development of the purchased in-process technology; the useful life of such technology; the profitability levels of such technology; and, the uncertainty of technological advances that are unknown at this time.

        The forecasts used by the Company in valuing in-process research and development were based upon assumptions the Company believed to be reasonable but which, at the time, were inherently uncertain and unpredictable. At the time such forecast was made, it was uncertain whether the underlying assumptions used to estimate expected project sales, development costs or profitability, or the events associated with such projects, would transpire as estimated. The Company’s assumptions may have been incomplete or inaccurate, and unanticipated events and circumstances are likely to occur. For these reasons, actual results may vary from the projected results.

        Management expects to continue their support of these efforts and believes the Company has a reasonable chance of successfully completing the R&D programs. However, there is risk associated with the completion of the projects and there is no assurance that any will meet with either technological or commercial success. The Company believes as it did at the time of the Yago acquisition, that if Yago does not successfully complete its outstanding in-process research and development efforts, Cabletron’s future operating results would be materially adversely impacted and the value of the in-process research and development might never be realized.

    DSLAM division of Ariel Corporation

        On September 1, 1998, Cabletron acquired the assets and liabilities of Ariel. Cabletron recorded the cost of the acquisition at approximately $45.1 million, including fees, expenses and other costs related to the acquisition. Cabletron’s consolidated results of operations include the operating results of the DSLAM division of Ariel Corporation from the acquisition date.

        In connection with the acquisition of Ariel, the Company allocated $26.0 million ($15.8 million, net of tax) of the purchase price to in-process research and development projects. The valuation of the in-process research and development (“IPR&D”) incorporated the guidance on IPR&D valuation methodologies promulgated by the Securities and Exchange Commission (“SEC”). These methodologies incorporate the notion that cash flows attributable to development efforts, including the effort to be completed on the development effort underway, and development of future versions of the product that have not yet been undertaken, should be excluded in the valuation of IPR&D. This allocation represents risk-adjusted cash flows related to the incomplete products. At the date of acquisition, the development of these projects had not yet reached technological feasibility and the research and development (“R&D”) in progress had no alternative future uses. Accordingly, these costs were expensed as of the acquisition date.

        The Company used independent third-party appraisers to assess and allocate values to the in-process research and development. The value assigned to these assets was determined by identifying significant research projects for which technological feasibility had not been established, including development, engineering and testing activities associated with the introduction of Ariel’s next-generation DSLAM technology.

        The nature of the efforts to develop the acquired IPR&D into commercially viable products principally relate to the completion of all planning, designing, prototyping, high-volume verification, and testing activities that are necessary to establish that the proposed technologies meet their design specifications including functional, technical, and economic performance requirements.

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

        Cost of sales was estimated based on Ariel’s internally generated projections and discussions with management regarding anticipated gross margin improvements. Due to the market opportunities in the network equipment arena and Ariel’s unique technology architecture, substantial gross margins were estimated through the forecast period. Cost of sales as a percentage of sales was forecasted to decline until 2001 and then remain constant at 55%. SG&A expenses (including depreciation) as a percentage of sales were projected to decline slightly until 2003 and then remain constant at 26%. R&D expenditures as a percentage of sales were projected to remain constant at 8% over the projection period.

        The rates utilized to discount the net cash flows to their present value were based on venture capital rates of return. Due to the nature of the forecast and the risks associated with the projected growth, profitability and developmental projects, a discount rate of 27.5% was determined to be appropriate for the in-process R&D. These discount rates were commensurate with Ariel’s stage of development; the uncertainties in the economic estimates described above; the inherent uncertainty surrounding the successful development of the purchased in-process technology; the useful life of such technology; the profitability levels of such technology; and, the uncertainty of technological advances that were unknown at the time of acquisition.

        The Company believes that the foregoing assumptions used in the forecasts were reasonable at the time of the acquisition. During the fourth quarter of fiscal 2000, the Company determined to abandon its efforts regarding DSL-related technology. The Company’s DSL efforts were largely a result of technology acquired in the acquisitions of Ariel and FlowPoint. The Company finalized its decision to abandon R&D on DSL technology when it sold its FlowPoint subsidiary, thus the Company expensed the remainder of the Ariel goodwill.

    FlowPoint Corp.

        On September 9, 1998, Cabletron acquired FlowPoint, Corp., a privately held manufacturer of digital subscriber line router networking products for $20.6 million, payable in four installments. Prior to the Agreement, Cabletron owned 42.8% of the outstanding shares of FlowPoint stock. The first installment was paid in the form of cash while the remaining 3 installments were paid in the form of Cabletron common stock. During the year ended February 29, 2000, the Company issued approximately 1.0 million shares of common stock pursuant to the installment payments. In addition, Cabletron assumed 494,000 options, valued at approximately $2.7 million.

        Cabletron recorded the cost of the acquisition at approximately $25.0 million, including direct costs of the acquisition. Cabletron’s consolidated results of operations include the operating results of FlowPoint, Corp. from the acquisition date.

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

        The Company used independent third-party appraisers to assess and allocate values to the in-process research and development. The value assigned to these assets were determined by identifying significant research projects for which technological feasibility had not been established, including development, engineering and testing activities associated with the introduction of FlowPoint’s next-generation Router technologies.

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

        For purposes of the in-process R&D valuation, the total revenues attributable to FlowPoint were projected to exceed $150.0 million within 5 years, assuming the successful completion and market acceptance of the major R&D efforts. As of the valuation date, FlowPoint had a few existing products, which lacked the technological breadth and depth necessary in the evolving networking equipment market. Accordingly, for purposes of the in- process R&D valuation, it was estimated that significant revenue growth in the first several years would be primarily related to the in-process technologies. The estimated revenues for the in-process projects were projected to peak in 2007 and then decline as other new products and technologies were expected to enter the market.

        Cost of sales was estimated based on FlowPoint’s internally generated projections and discussions with management regarding anticipated gross margin improvements. Due to the market opportunities in the network equipment arena and FlowPoint’s unique technology architecture, substantial gross margins were projected through the forecast period. Cost of sales as a percentage of sales was forecasted to decline until 2003 and then remain constant at 55%. SG&A expenses (including depreciation) as a percentage of sales were projected to remain constant at 23%. R&D expenditures as a percentage of sales were projected to decline significantly from 30% in 1999 to 10% in 2001 and remain constant at 10% thereafter.

        The rates utilized to discount the net cash flows to their present value were based on venture capital rates of return. Due to the nature of the forecast and the risks associated with the projected growth, profitability and developmental projects, a discount rate of 27.5% was determined to be appropriate for the in-process R&D. These discount rates were commensurate with FlowPoint’s stage of development; the uncertainties in the economic estimates described above; the inherent uncertainty surrounding the successful development of the purchased in-process technology; the useful life of such technology; the profitability levels of such technology; and, the uncertainty of technological advances that were unknown at the time of the acquisition.

        The Company believes that the foregoing assumptions used in the forecasts were reasonable at the time of the acquisition. During the fourth quarter of its year ended February 29, 2000, the Company sold its FlowPoint division to Efficient Networks. Consequently, the Company expensed the remainder of the goodwill associated with this acquisition which resulted in decreasing the realized gain from the sale of FlowPoint.

    NetVantage, Inc.

        On September 25, 1998, Cabletron acquired NetVantage, Inc., a publicly held manufacturer of ethernet workgroup switches. Under the terms of the Merger Agreement, Cabletron issued 6.4 million shares of Cabletron common stock to the shareholders of NetVantage in exchange for all of the outstanding shares of stock of NetVantage.

        Cabletron recorded the cost of the acquisition at approximately $77.8 million, including direct costs of the acquisition. The cost represents 6.4 million shares at $9.9375 per share, in addition to direct acquisition costs. Cabletron’s consolidated results of operations include the operating results of NetVantage, Inc. from the acquisition date.

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

        The Company used independent third-party appraisers to assess and allocate values to the in-process research and development. The values assigned to these assets were determined by identifying significant research projects for which technological feasibility had not been established, including development, engineering and testing activities associated with the introduction of NetVantage’s next-generation Ethernet technologies.

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

        For purposes of the IPR&D valuation, the total revenues attributable to NetVantage were projected to exceed $250.0 million within 5 years, assuming the successful completion and market acceptance of the major R&D efforts. As of the valuation date, NetVantage had a few existing products, which lacked the technological breadth and depth necessary in the evolving networking equipment market. Accordingly, it was estimated that the significant revenue growth in the first several years would be primarily related to the in-process technologies. The estimated revenues for the in-process projects were expected to peak in 2004 and then decline as other new products and technologies were expected to enter the market. To date, actual revenues have been substantially similar to those projected.

        Cost of sales was estimated based on NetVantage’s internally generated projections and discussions with management regarding anticipated gross margin improvements. Due to the market opportunities in the network equipment arena and NetVantage’s unique technology architecture, substantial gross margins were projected through the forecast period. Cost of sales as a percentage of sales was forecasted to remain constant at 57.5%. SG&A expenses (including depreciation) as a percentage of sales was projected to decline slightly in 2001 and then remain constant at 23%. R&D expenditures as a percentage of sales were projected to decline slightly in 2000 and remain constant at 10% over the projection period.

        The rates utilized to discount the net cash flows to their present value were based on venture capital rates of return. Due to the nature of the forecast and the risks associated with the projected growth, profitability and developmental projects, a discount rate of 25.0% was determined to be appropriate for the in-process R&D. These discount rates are commensurate with NetVantage’s stage of development; the uncertainties in the economic estimates described above; the inherent uncertainty surrounding the successful development of the purchased in-process technology; the useful life of such technology; the profitability levels of such technology; and, the uncertainty of technological advances that were unknown at the time of the acquisition.

        The forecasts used by the Company in valuing in-process research and development were based upon assumptions the Company believed to be reasonable but which, at the time, were inherently uncertain and unpredictable. At the time such forecasts were made, it was uncertain whether the underlying assumptions used to estimate expected project sales, development costs or profitability. The Company’s assumptions may have been incomplete or inaccurate, and unanticipated events and circumstances were likely to occur. For these reasons, actual results may vary from the projected results.

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

         NetVantage’s in-process research and development value is comprised of several significant individual on-going projects. Remaining development efforts for these projects include various phases of design, development and testing. Anticipated completion dates for the projects in progress are estimated to occur over the next year. The Company began recognizing the economic benefits from the technologies in the fourth quarter of the year ended February 28, 1999. Funding for such projects was estimated to be obtained from internally generated sources. The estimated expenditures to complete these projects appear to be reasonable as compared to actual expenditures incurred. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur.

        The Company believes that the foregoing assumptions used in the forecasts were reasonable at the time of acquisition. The Company is presently evaluating strategic options regarding the NetVantage projects, including selling the entire subsidiary. This evaluation is expected to be completed prior to June 30, 2000.

Fiscal 1998 Acquisitions

        Effective February 7, 1998, Cabletron consummated the acquisition of certain assets of the Network Products Group (“NPG”) of Digital Equipment Corporation. The NPG, now known as the “DIGITAL Network Products Group” (“DNPG”), develops and supplies a wide range of data networking hardware and software, including LAN and WAN products. DNPG’s products span a wide range of networking technologies, including Ethernet, Fast Ethernet, FDDI and ATM switching technologies. The purchase price for the acquisition was approximately $439.5 million, before closing adjustments, consisting of cash, product credits and assumed liabilities as a result of the acquisition. The acquisition was accounted for by Cabletron under the purchase method of accounting.

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

        The Company used independent third-party appraisers to assess and allocate values to the in-process research and development. The value assigned to these assets were determined by identifying significant research projects for which technological feasibility had not been established, including development, engineering and testing activities associated with the introduction of NPG’s next-generation switch, hub, adapter, and internetworking technologies.

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

        The nature of the efforts to fully develop the acquired in-process technology into commercially viable products, technologies, and services principally related to the completion of all planning, designing, prototyping, high-volume verification, and testing activities that were necessary to establish that the proposed technologies met their design specifications including functional, technical, and economic performance requirements. Anticipated completion dates for the projects in progress were expected to occur over the next one and one-half years, at which time the Company expected to begin generating economic benefits from the technologies. Funding for such projects was expected to be obtained from internally generated sources. As of February 7, 1998, expenditures to complete these projects were expected to total approximately $61.0 million for the remainder of calendar year 1998 and $10.0 million in calendar year 1999. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur.

        The value assigned to purchased in-process technology was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from the projects and discounting the net cash flows to their present value. The revenue projection used to value the in-process research and development was based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by the Company and its competitors. In the model used to value NPG’s in-process research and development, as of February 7, 1998, NPG’s total revenues were projected to exceed $1.1 billion in 2002, assuming the successful completion and market acceptance of the major R&D programs. Estimated revenue from NPG’s existing technologies was expected to be $350.0 million in 1998, with a rapid decline as existing processes and know-how approached obsolescence. The estimated revenues for the in-process projects were estimated to peak in 2002 and then decline as other new products and technologies were expected to enter the market.

        In the model used to value NPG’s in-process research and development, cost of sales was estimated based on NPG’s historical results and discussions with management regarding anticipated gross margin improvements. A substantial gross margin improvement was expected in 1999 due to a restructuring of NPG’s cost structure. Thereafter, gradual improvements were expected due to purchasing power increases and general economies of scale. Cost of sales averaged approximately 49.0% through 2003. Combined SG&A and R&D expenses were expected to peak in 1998 at 44.6% of sales, decline, and level out at approximately 35.8% of sales in 2001 and remain constant thereafter.

        The rates utilized to discount the net cash flows to their present value were based on cost of capital calculations. Due to the nature of the forecast and the risks associated with the projected growth, profitability and developmental projects, a discount rate of 15.0% was appropriate for the business enterprise, 14.0% for the existing products and technology, and 30.0% for the in-process R&D. These discount rates were selected to reflect NPG’s corporate maturity; the uncertainties in the economic estimates described above; the inherent uncertainty surrounding the successful development of the purchased in-process technology; the useful life of such technology; the profitability levels of such technology; and, the uncertainty of technological advances that are unknown at this time.

        The forecasts used by the Company in valuing in-process research and development were based upon assumptions the Company believed to be reasonable but which, at that time, were inherently uncertain and unpredictable. At the time such forecasts were made, it was uncertain whether the underlying assumptions used to estimate expected project sales, development costs or profitability. The Company’s assumptions may have been incomplete or inaccurate, and unanticipated events and circumstances were likely to occur. For these reasons, actual results may vary from the projected results.

        On May 23, 2000, the Company entered into a definitive agreement to sell the DNPG division. The Company believes, as it did at the time of the NPG acquisition, that if NPG did not successfully complete its outstanding in-process research and development efforts, Cabletron’s future operating results could be materially impacted and the value of the in-process research and development might never be realized.

    Liquidity and Capital Resources

        Cash, cash equivalents and short and long-term investments increased to $2,476.8 million at February 29, 2000 from $476.3 million at February 28, 1999. The balance at February 29, 2000 includes $1,665.5 million, recorded as long-term investments, related to the Company’s investment in Efficient Networks. This amount is subject to change based on market conditions and the market value of Efficient Networks stock. Net cash provided by operating activities was $190.4 million in the year ended February 29, 2000 compared to $83.9 million in the year ended February 28, 1999 and compared to $49.5 million in the year ended February 28, 1998. The increase in net cash provided by operating activities during the year ended February 29, 2000 compared to the year ended February 28, 1999 was a result of increased focus on supply chain management and lower inventory due to the use of contract manufacturers. The increase in net cash provided by operating activities during the year ended February 28, 1999 was a result of improved inventory controls that resulted in a reduction in inventory and improved collections from customers, which were partially offset by Compaq’s utilization of product credits received in the Company’s acquisition of the DNPG. Compaq had been allowed to use the product credits through February 7, 2000 to purchase certain Cabletron products that were ordered under the Reseller Agreement. See Note 9 (Notes to the Consolidated Financial Statements) included at page 54 of this document for additional details regarding the product credits. Net cash used in investing activities increased to $67.3 million in the year ended February 29, 2000 compared to net cash used in investing activities of $139.9 million in the year ended February 28, 1999. The increase in cash from investing activities was largely due to the Company’s sale of its FlowPoint subsidiary. On April 24, 2000, the Company’s Board of Directors authorized the Company to purchase up to $400.0 million of the Company’s outstanding shares of common stock. The Company expects to use cash as it repurchases some of its outstanding shares of common stock. In connection with its stock repurchase program, the Company may enter into various hedging transactions and derivative contracts designed to manage its cash and the costs of the program.

        Accounts receivable, net of allowance for doubtful accounts, were $228.4 million, or 54 days of sales outstanding, at February 29, 2000 compared to $216.8 million at February 28, 1999, or 57 days sales outstanding. The decrease in days of sales outstanding was a result of the Company’s focused sales efforts through resellers and distributors. The Company has been able to monitor these relationships and has improved collection efficiency, as there are fewer resellers and distributors than end-users the Company shipped to during the year ended February 28, 1999.

        Worldwide inventories were $85.0 million at February 29, 2000, or 36 days of inventory, compared to $229.5 million, or 107 days of inventory, at February 28, 1999. The decrease of days in inventory was due to the use of contract manufacturers and increased focus on supply chain management. The February 29, 2000 balance excludes items purchased by Flextronics on February 29, 2000. The Company expects inventory levels to decrease further as it realizes the full benefit from outsourcing its manufacturing process.

        During the year ended February 29, 2000, capital expenditures totaled $44.4 million and were principally related to upgrades of computer related equipment and investments in technology to improve productivity. During the year ended February 28, 1999, capital expenditures totaled $44.8 million and were primarily related to upgrades of computers, computer related equipment and manufacturing equipment. Capital expenditures for the year ended February 28, 1998 totaled $74.3 million and were primarily related to software and hardware products and upgrades of computers.

        On March 31, 2000, the Company’s $250.0 million revolving credit facility with Chase Manhattan Bank, First National Bank of Chicago and several other lenders expired. The Company had not drawn down any money under the facility. The Company has chosen not to enter into a new revolving credit facility.

        In the opinion of management, internally generated funds from operations and existing cash, cash equivalents and marketable securities will provide adequate funds to support the Company’s working capital, capital expenditure requirements and stock repurchase program for the next twelve months.

    Business Environment and Risk Factors

THE FOLLOWING ARE CAUTIONARY STATEMENTS FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

        The Company may occasionally make forward-looking statements and estimates such as forecasts and projections of the Company’s future performance or statements of management’s plans and objectives. These forward-looking statements may be contained in, among other things, SEC filings and press releases made by the Company and in oral statements made by the officers of the Company. Actual results could differ materially from those in such forward-looking statements. Therefore, no assurances can be given that the results in such forward-looking statements will be achieved. Important factors that could cause the Company’s actual results to differ from those contained in such forward-looking statements include, among others, the factors mentioned below.

         Transformation.    The Company has announced its intentions, subject to shareholder approval at the July 2000 Annual Meeting of Shareholders, to transform its business by creating four operating subsidiaries and transferring a portion of the Company’s operating assets and related liabilities to the four subsidiaries. The Company currently plans to conduct an initial public offering for each of the operating subsidiaries, followed by a distribution of the remaining shares of one or more of the subsidiaries to the Company’s stockholders. In addition, the Company may also consider other strategic alternatives, including the sale of one or more of the operating subsidiaries.

        In connection with this transformation, the Company has announced its plans to discontinue several product lines to allow each of the new subsidiaries to focus on its core competencies and next generation technologies. The discontinuance of these products will cause the Company’s overall revenue to decrease. Also, the creation of four independent operating companies may lead to increases in expenses for the build-up of management and administrative capacity at each subsidiary to satisfy the demands of operation as a public company. Any decrease in revenue or increase in costs associated with the transformation could adversely affect the Company’s operating results.

        The Company currently plans to realize the value of the operating subsidiaries through an initial public offering, then subsequent spin-off of each or through private sales of the subsidiaries. Recently, the public market for technology stocks has experienced a significant downturn, with many such stocks suffering price declines of 50 to 75% or more. Trading in these stocks has become extremely volatile. If current market conditions persist, the Company may be unable or unwilling to complete initial public offerings or private sales of any of its operating subsidiaries, which may inhibit the Company’s ability to realize the value of its planned transformation.

        The Company is not obliged to complete any of these strategic transactions and no assurance can be given as to whether or when any of these strategic transactions will be approved and implemented. For example, an initial public offering of any of the subsidiaries will depend on each of their individual performance, market conditions and similar considerations. Any distribution of the remaining shares of a subsidiary to the Company’s stockholders, following an initial public offering, may depend upon receipt from the Internal Revenue Service of a ruling that such distribution will be tax-free to the Company’s stockholders and that the transaction would qualify as a tax-free reorganization or other regulatory approvals. Any such strategic transaction would only be implemented if the Board of Directors of the Company continues to believe that it is in the best interests of each of the subsidiaries and the Company’s stockholders.

         Competition.    The data networking industry is intensely competitive and subject to increasing consolidation. Competition in the data networking industry has increased in recent periods, and Cabletron expects competition to continue to increase significantly in the future from its current competitors, as well as from potential competitors that may enter Cabletron’s existing or future markets. Cabletron’s competitors include many large domestic and foreign companies, as well as emerging companies attempting to sell products to specialized markets addressed by Cabletron. Cabletron’s primary competitors in the data networking industry are Cisco Systems, Inc., Lucent Technologies, Inc., Northern Telecom Ltd., 3Com Corporation, Extreme Networks, Foundry Networks and Juniper Networks. Several large telecommunications equipment companies, including Nokia Corp., Alcatel, Ericsson and Siemens have begun to compete in the data networking industry and have recently made investments in or acquired several smaller data networking companies. Companies in the data networking industry compete upon the basis of price, technology, and brand recognition. Increased competition could result in price reductions, reduced margins and loss of market share, any or all of which could increase fluctuations in operating results and materially and adversely affect Cabletron’s business, financial condition, and operating results. Competitors may introduce new or enhanced products that offer greater performance or functionality than Cabletron’s products. There can be no assurance that Cabletron will be successful in selecting, developing, manufacturing and marketing new products or enhancing its existing products or that Cabletron will be able to respond effectively to technological changes, new standards or product announcements by competitors. Any failure to do so may have a material adverse effect on Cabletron’s business, financial condition and results of operations. As the data networking industry has grown and matured, customers purchasing decisions have been increasingly influenced by brand recognition. If Cabletron is unable to develop and maintain competitive brand recognition, Cabletron’s business may be adversely affected.

         Cabletron’s current and potential competitors have pursued and are continuing to pursue a strategy of acquiring data networking companies possessing advanced networking technologies. The acquisition of these companies allows Cabletron’s competitors to offer new products without the lengthy time delays associated with internal product development. As a consequence, competitors are able to more quickly meet the demand for advanced networking capabilities, as well as for so-called “end-to-end” networking solutions. These acquisitions also permit potential competitors, such as telecommunications companies, who lack data networking products and technologies, to more quickly enter data networking markets. The greater resources of the competitors engaged in these acquisitions may permit them to accelerate the development and commercialization of new competitive products and the marketing of existing competitive products to their larger installed bases. There is significant competition among Cabletron and its competitors for the acquisition of data networking companies possessing advanced technologies. As a consequence of this competition, as well as other factors, the prices paid to acquire such companies is typically extremely high relative to the assets and sales of such companies. The greater resources of Cabletron’s current and potential competitors may enable them to compete more effectively for the acquisition of such companies. In addition to acquiring other companies, Cabletron’s competitors frequently invest in early-stage data networking companies in order to secure access to advanced technologies under development by such companies, to enhance the ability to subsequently acquire such companies and to deter other competitors from obtaining such access or performing such acquisitions. Cabletron expects that competition will increase substantially as a result of the continuing industry consolidation.

        In the past, Cabletron has relied upon a combination of internal product development and partnerships with other networking vendors to broaden its product line to meet the demand for “end-to-end” enterprise-wide solutions. Acquisitions of or investments in other data networking companies by Cabletron’s competitors may limit Cabletron’s access to commercially significant technologies, and thus its ability to offer products that meet its customers needs.

        Margin pressure.    Cabletron’s margins may decrease as a result of a shift in product mix toward lower margin products, increased sales through lower margin distributor and reseller sales channels, increased component costs and increased expenses, which may be necessary in future periods to meet the demands of greater competition and if the expected cost savings from outsourcing the manufacturing process does not occur. For example, as a result of various acquisitions completed during fiscal 1999, the Company acquired products that contribute a lower gross margin than the Company’s core products have historically contributed. Additionally, as a result of the DNPG acquisition and other business strategy initiatives, Cabletron makes a higher percentage of its sales through resellers, which reduces Cabletron’s margin on those sales, as well as, to a lesser extent, Cabletron’s overall margins. Margins in any given period may be adversely affected by additional factors. See “Fluctuations in Operating Results.”

         Fluctuations in Operating Results.    A variety of factors may cause period-to-period fluctuations in the operating results of Cabletron. Such factors include, but are not limited to: (i) the rate of growth of the markets for Cabletron’s products, (ii) competitive pressures, including pricing, brand and technological competition, (iii) availability of components, including unique integrated circuits, (iv) adverse effects of delays in the establishment of industry standards, including delays or reductions in customer orders, delays in new product introductions and increased expenses associated with standards compliance, (v) delays by Cabletron in the introduction of new or enhanced products, (vi) changes in product mix, (vii) delays or reductions in customer purchases in anticipation of the introduction of new products by Cabletron or its competitors and (viii) instability of the international markets in which Cabletron sells its products. Backlog as of any particular date is not indicative of future revenue due, in part, to the possibility of order cancellations, customer requested delivery delays, shifting purchasing patterns and inventory level variability. In particular, Cabletron has been experiencing longer sales cycles for its core products as a result of the increasing dollar amount of customer orders and longer customer planning cycles. Further, Cabletron has recently increased its sales to service providers. Although sales to the service provider market have grown, this market is characterized by large, and often sporadic purchases. Sales activity in this industry depends upon various factors, including the stage of completion of expanding network infrastructures and the availability of funding. A decline or delay in sales orders from this industry could have a material adverse effect on Cabletron’s business, operating results and financial condition. Also, Cabletron has experienced back-end loading of its quarterly sales, making the predictability of the quarterly results very difficult. These factors, together with increased competition, have led to an increase in sales variability and a decrease in Cabletron’s ability to predict aggregate sales demand for any given period. These factors have increased the possibility that the operating results for a quarter could be materially adversely affected by the failure to obtain or delays in obtaining a limited number of large customer orders, due, for example, to cancellations, delays or deferrals by customers. If growth in Cabletron’s revenues in any quarter fails to match Cabletron’s expectations, its earnings and margins would be materially adversely affected.

        As the Company transforms its business, there can be no assurance that net sales will not decrease in future periods. Any decrease in net sales could have a material adverse affect on the Company’s business, financial condition and results of operations. As expenses are relatively fixed in the near term, Cabletron may not be able to adjust expense levels to match any shortfall in revenues. As the industry becomes more competitive and standards-based, Cabletron is facing greater price competition from its competitors. If Cabletron does not respond with lower production costs, pricing pressures could adversely affect future earnings. Accordingly, past results may not be indicative of future results. There can be no assurance that the announcement or introduction of new products by Cabletron or its competitors, or a change in industry standards, will not cause customers to defer or cancel purchases of Cabletron’s existing products, which could have a material adverse effect on Cabletron’s business, financial condition or results of operations. The market for Cabletron’s products is evolving. The rate of growth of the market and the resulting demand for Cabletron’s recently introduced products is subject to a high level of uncertainty. If the market fails to grow or grows more slowly than anticipated, Cabletron’s business, financial condition or results of operations would be materially adversely affected. In addition, because of the global nature of Cabletron’s business, a variety of uncontrollable and changing factors including foreign exchange rates, political and economic factors, foreign regulators and natural disasters could have a material adverse effect on future results. See “Quantitative and Qualitative Disclosures About Market Risks.”

         Competition for Key Personnel; Management Structure.    During the year ended February 29, 2000, the Company implemented a new management structure, which included the creation of new senior officer positions and the realignment of management structures. The implementation of these new management structures and Cabletron’s planned transformation have required the dedication of the Company’s existing management resources and provided distractions from the day-to-day demands of running Cabletron’s business. This distraction of management’s attention may negatively impact the Company’s operating results.

        The Company’s success depends to a significant extent upon a number of key employees and management, including the president’s of the four new companies. The loss of the services of key employees could adversely affect Cabletron’s business, operating results or financial condition. Recruiting and retaining skilled personnel, including engineers, is highly competitive. If Cabletron cannot successfully recruit and retain skilled personnel, particularly engineers and sales personnel, its ability to compete may be adversely affected and it may have difficulty managing its business and meeting key objectives on time. In addition, the Company must carefully balance the growth of its employees commensurate with its anticipated sales growth. If the Company’s sales growth or attrition levels vary significantly, its results of operations or financial condition could be adversely affected. Further, Cabletron’s common stock price has been, and may continue to be extremely volatile. When the Cabletron common stock price is less than the exercise price of stock options granted to employees, turnover is likely to increase, which could adversely affect the Company’s results of operations or financial condition.

         Acquisition Strategy.    Cabletron has addressed the need to develop new products, in part, through the acquisition of other companies and businesses. Acquisitions, such as the acquisition of NetVantage, Ariel, Yago and the DNPG, involve numerous risks including difficulties in assimilating the operations, technologies and products of the acquired companies, the diversion of management’s attention from other business concerns, risks of entering markets in which competitors have established market positions, and the potential loss of key employees of the acquired company. Achieving the anticipated benefits of an acquisition will depend in part upon whether the integration of the companies’ businesses is accomplished in an efficient and effective manner, and there can be no assurance that this will occur. The successful combination of companies in the high technology industry may be more difficult to accomplish than in other industries. The combination of such companies will require, among other things, integration of the companies’ respective product offerings and coordination of their sales and marketing and research and development efforts. For example, during the year ended February 29, 2000, the Company abandoned the projects associated with the DSL technology related to Ariel and wrote off the remaining goodwill. There can be no assurance that such integration will be accomplished smoothly or successfully. The difficulties of such integration may be exacerbated by the necessity of coordinating geographically separated organizations. The efforts required to successfully integrate acquired companies require the dedication of management resources that may temporarily distract attention from the day-to-day business of Cabletron. The inability to successfully integrate the operations of acquired companies could have a material adverse effect on the business and results of operations of Cabletron. The acquisition of early stage companies, such as NetVantage, Ariel and Yago, poses risks in addition to those identified above. Such companies often have limited operating histories, limited or no prior sales, and may not yet have achieved profitability. In addition, the technologies possessed by such companies are often unproven. The development and marketing of products based upon such technologies may require the investment of substantial time and resources and, despite such investment, may not result in commercially saleable products or may not yield revenues sufficient to justify Cabletron’s investment. Further, aggressive competitors often undertake initiatives to attract customers and to recruit key employees of acquired companies through various incentives. In addition to NetVantage, Ariel, Yago and the DNPG, Cabletron has stated that it will continue to explore other possible acquisitions in the future. Multiple acquisitions during a period increases the risks identified above, including in particular the difficulty of integrating the acquired businesses and the distraction of management from the day-to-day business activities of Cabletron.

        Near the end of the year ended February 28, 1998, the Company acquired certain assets of the Network Products Group of Digital Equipment Corporation. With this acquisition, Digital Equipment Corporation (“Digital”) entered into a reseller agreement with the Company pursuant to which Digital committed to purchase from the Company a minimum amount of product bearing the Digital brand name. The reseller agreement was scheduled to expire on June 30, 2001. On June 11, 1998, Digital was acquired by Compaq. On May 25, 1999, Compaq entered into an OEM agreement with the Company pursuant to which Compaq committed to purchase from the Company a minimum amount of networking product bearing the Compaq brand name as well as product bearing the Digital brand name. The OEM agreement contained, among other things, a pricing rebate that compensated the Company for Compaq purchase shortfalls. The OEM agreement was scheduled to expire on June 30, 2001. Compaq/Digital accounted for approximately 16.0% of Cabletron’s revenues in the year ended February 29, 2000. On September 20, 1999, Compaq and the Company agreed to terminate the OEM agreement and enter into a new alliance agreement. Under the alliance agreement, the two companies intend to transition sales of legacy Digital branded products from Compaq and its resellers to the Company. Further, the two companies have agreed to expand the relationship between the Company and Compaq’s professional services organization and Cabletron will continue to resell, and Compaq is expected to continue servicing, Digital branded products. Further, Compaq is continuing as a reseller of Cabletron-branded networking hardware and Cabletron’s Spectrum network management software. In terminating the OEM agreement, Compaq agreed to pay the Company approximately $85.0 million, in November 1999, as a final purchase of Compaq and Digital branded products in the Company’s manufacturing pipeline. Finally, the Company entered into a definitive agreement to sell its DNPG business to Gores Technology Group, on May 23, 2000. If this divestiture is completed, the Company will no longer sell Digital branded products and as a result will have lower overall sales.

        There can be no assurance that Compaq will be an effective reseller of the Company’s products or that the volume of such purchases will not decline significantly. A higher than expected rate of return from resellers, the Company’s failure to adequately manage the marketing and distribution of such products, or the loss of material resellers or a material decline in sales volume through the third party resellers, could have a material adverse effect on the Company’s business, results of operations or financial condition.

         Volatility of Stock Price.    As is frequently the case with the stocks of high technology companies, the market price of the Company’s stock has been, and may continue to be, volatile. Factors such as quarterly fluctuations in results of operations, increased competition, the introduction of new products by the Company or its competitors, delays or difficulties in completing the transformation into four new companies, changes in the mix of sales channels, the timing of significant customer orders (the average dollar amount of customer orders has increased in recent periods), and macroeconomic conditions generally, may have a significant impact on the market price of the stock of Cabletron. In addition, the stock market has from time to time experienced extreme price and volume fluctuations, which have particularly affected the market price for many high-technology companies and which, on occasion, have appeared to be unrelated to the operating performance of such companies. Past financial performance should not be considered a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods. Any shortfall in revenue or earnings from the levels anticipated by securities analysts could have an immediate and significant adverse effect on the market price of Cabletron’s stock in any given period.

         Technological Changes.    The market for networking products is subject to rapid technological change, evolving industry standards and frequent new product introductions, and therefore requires a high level of expenditures for research and development. Cabletron may be required to make significant expenditures to develop such new integrated product offerings. There can be no assurance that customer demand for products integrating routing, switching, network management and remote access technologies will grow at the rate expected by Cabletron, that Cabletron will be successful in developing, manufacturing and marketing new products or product enhancements that respond to these customer demands or to evolving industry standards and technological change, that Cabletron will not experience difficulties that could delay or prevent the successful development, introduction, manufacture and marketing of these products (especially in light of the increasing design and manufacturing complexities associated with the integration of technologies), or that its new product and product enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. Cabletron’s business, operating results and financial condition may be materially and adversely affected if Cabletron encounters delays in developing or introducing new products or product enhancements or if such product enhancements do not gain market acceptance. In order to maintain a competitive position, Cabletron must also continue to enhance its existing products and there is no assurance that it will be able to do so. A portion of future revenues will come from new products and services. Cabletron cannot determine the ultimate effect that new products will have on its revenues, earnings or stock price.

        Customer Credit Risk.    As Cabletron’s sales to emerging service providers increases, it is experiencing increased demands for customer financing and leasing solutions. This demand is coming particularly from competitive local exchange carriers (“CLECs”) and metropolitan backbone providers. These customers typically finance significant networking infrastructure deployments through alternative forms of financing, including leasing, through the Company or through third parties in which the Company guarantees a significant portion of the lease to the third party. Although Cabletron has programs in place to monitor and mitigate the associated risk, there can be no assurance that such programs will alleviate all of its credit risk. Although Cabletron has not experienced significant losses due to customers failing to meet their obligations to date, such losses, if incurred, could harm the Company’s business and have a material adverse effect on its operating results and financial condition.

        Product Protection and Intellectual Property.    Cabletron’s success depends in part on its proprietary technology. Cabletron attempts to protect its proprietary technology through patents, copyrights, trademarks, trade secrets and license agreements. There can be no assurance that the steps taken by Cabletron in this regard will be adequate to prevent misappropriation of its technology or that Cabletron’s competitors will not independently develop technologies that are substantially equivalent or superior to Cabletron’s technology. In addition, the laws of some foreign countries do not protect Cabletron’s proprietary rights to the same extent as do the laws of the United States. No assurance can be given that any patents issued to Cabletron will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide competitive advantages.

        Although Cabletron does not believe that its products infringe the proprietary rights of any third parties, third parties have asserted infringement and other claims against Cabletron, and there can be no assurance that such claims will not be successful or that third parties will not assert such claims against Cabletron in the future. Patents have been granted recently on fundamental technologies incorporated in Cabletron’s products. Since patent applications in the United States are not publicly disclosed until the patent is issued, applications may have been filed by third parties which, if issued as patents, could relate to Cabletron’s products. In addition, participants in Cabletron’s industry also rely upon trade secret law. Cabletron could incur substantial costs and diversion of management resources with respect to the defense of any claims relating to proprietary rights which could have a material adverse effect on Cabletron’s business, financial condition and results of operations. Furthermore, parties making such claims could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief which could effectively block Cabletron’s ability to license its products in the United States or abroad. Such a judgment could have a material adverse effect on Cabletron’s business, financial condition and results of operations.

         Dependence on Suppliers.    Cabletron’s products include certain components, including application specific integrated circuits (“ASICs”), that are currently available from single or limited sources, some of which require long order lead times. In addition, certain of Cabletron’s products and sub-assemblies are manufactured by single source third parties. With the increasing technological sophistication of new products and the associated design and manufacturing complexities, Cabletron anticipates that it may need to rely on additional single source or limited suppliers for components or manufacture of products and subassemblies. Any reduction in supply, interruption or extended delay in timely supply, variances in actual needs from forecasts for long order lead time components, or change in costs of components could affect Cabletron’s ability to deliver its products in a timely and cost-effective manner and may adversely impact Cabletron’s operating results and supplier relationships. Nearly all of the Company’s products, and the products of its subsidiaries, will be manufactured by third-party contract manufacturers, beginning in fiscal 2001. The failure of a third-party manufacturer to manufacture the products or to deliver the products in time for Cabletron to meet its delivery requirements could have a material adverse effect on Cabletron’s business, financial condition and results of operations.

    Year 2000

        The Company’s Year 2000 initiative was an overall success. No significant interruptions to the Company’s business processes occurred, and no material problems are expected. The project’s actual spending approximated the budgeted amount.

    New Accounting Pronouncements

        In December 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position (SOP) 98-9, “Modification of Software Revenue Recognition” which requires recognition of revenue using specific methods and amends SOP 98-4 (Deferral of the Effective Date of a Provision of SOP 97-2) and amends certain paragraphs of SOP 97-2. The Company adopted SOP 98-9 for its year ended February 29, 2000. The adoption of SOP 98-9 did not have a material impact on the Company’s results of operations in the year ended February 29, 2000.

        In June 1998, the FASB issued Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) which requires companies to record derivative instruments on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 will be effective for the Company’s first quarter of fiscal year ending February 28, 2002. Management is currently evaluating the potential effects of this pronouncement on its consolidated financial statements. However, management does not expect the impact to be significant.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The following discussion about the Company’s market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. The Company is exposed to market risk related to changes in interest rates, foreign currency exchange rates and the share price of corporate equities. The hedging activity of the Company is intended to offset the impact of currency fluctuations on certain nonfunctional currency assets and liabilities, and the Company does not use derivative financial instruments for trading or speculative purposes. The Company’s investment portfolio also includes minority equity investments in some publicly traded companies, the values of which are subject to market price volatility.

        Interest Rate Sensitivity.    The Company maintains an investment portfolio consisting partly of debt securities of various issuers, types and maturities. The securities that the Company classifies as held-to-maturity are recorded on the balance sheet at amortized cost, which approximates market value. Unrealized gains or losses associated with these securities are not material. The securities that the Company classifies as available-for-sale are recorded on the balance sheet at fair market value with unrealized gains or losses reported as part of accumulated other comprehensive income, net of tax as a component of stockholders’ equity. A hypothetical 50 or 100 basis point increase in interest rates would result in an approximate $0.3 million or $3.9 million decrease, respectively (approximately 0.1 percent or 0.7 percent, respectively) in the fair market value of the securities. The Company has the ability to hold its fixed income investments until maturity, and therefore the Company does not expect its operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on its securities portfolio.

        Foreign Currency Exchange Risk.    The Company, as a result of its global operating and financial activities, is exposed to changes in foreign currency exchange rates which may adversely affect its results of operations and financial position. In order to minimize the potential adverse impact, the Company uses foreign currency forward and option contracts to hedge the currency risk inherent in global operations. The Company does not utilize financial instruments for trading or other speculative purposes. Gains and losses on the contracts are largely offset by gains and losses on the underlying assets or liabilities. At February 29, 2000, the Company had purchased forwards with a notional value of approximately $3.9 million and options with a notional value of approximately $28.0 million. A hypothetical 10 percent appreciation or depreciation of the U.S. Dollar from February 29, 2000 market rates would not result in a material decrease in fair market value, earnings or cash flows. Also, any gains or losses on the contracts are largely offset by the gains or losses on the underlying transactions and consequently a sudden or significant change in foreign exchange rates would not have a material impact on future net income or cash flows associated with the contracts.

        Equity Risk Sensitivity. At February 29, 2000, Cabletron held approximately 5.2 million shares of common stock of Efficient and 6,300 shares of preferred stock of Efficient, which were converted into 6.3 million shares of Efficient common stock on April 12, 2000. Cabletron received this stock as consideration for the sale of its FlowPoint subsidiary on December 18, 1999. At February 29, 2000, Cabletron’s holdings of Efficient stock, accounted for under the cost method, totaled $1,665.5 million and represented 52.6% of Cabletron’s total assets.

        The trading price of Efficient’s common stock has been highly volatile since Efficient’s initial public offering in 1999, from a low of approximately $29.25 per share to a high of approximately $187.75 per share. Based on its holdings at February 29, 2000, a hypothetical $10.00, $50.00 or $100.00 change in the trading price of Efficient common stock causes the value of Cabletron’s holdings to change by approximately $115.9 million, $833.1 million and $1,147.6 million, respectively.

        Cabletron has entered into a Standstill and Disposition Agreement with Efficient which among other things, limits Cabletron’s ability to sell its shares of Efficient common stock. The restrictions contained in this agreement, combined with a protracted decline in the market value of Efficient’s common stock, could materially reduce the value of Cabletron’s holdings in Efficient Stock and Cabletron’s total assets. Cabletron intends, to the extent permitted by the Standstill and Disposition Agreement and market conditions permitting, to reduce its current exposure to changes in the price of Efficient common stock by selling a portion of its position in the year ended March 3, 2001.

Euro Conversion

        Effective January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their existing sovereign currencies (the “legacy currencies”) and one common currency (the “Euro”). The participating countries adopted the Euro as their common legal currency on that date (the “Euro Conversion”). Since that date, the Euro began trading on currency exchanges and has been used in business transactions. On January 1, 2002, participating countries will issue new Euro-denominated bills and coins. The legacy currencies will be withdrawn from circulation as legal tender effective January 1, 2002. During the period from January 1, 1999 to June 30, 2002, parties may use either the Euro or a participating country’s legacy currency as legal tender.

        During the year ended February 28, 1999, the Company formed a Euro Committee. The Euro Committee analyzed the impact of the Euro conversion on the Company in a number of areas, including the Company’s information systems, product pricing, finance and banking resources, foreign exchange management, contracts, accounting and tax policies. The Company has made certain adjustments to its business and operations to accommodate the Euro conversion.

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CABLETRON SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS
February 29, 2000 and February 28, 1999

	2000	1999
	(in thousands, except per share amounts)
Assets
Current assets:
Cash and cash equivalents	$ 350,980	$ 159,422
Short-term investments (note 4)	221,981	113,932
Accounts receivable, net of allowance for doubtful accounts ($21,684 and $23,260 in 2000 and 1999, respectively)	228,372	216,793
Inventories (note 5)	85,016	229,512
Deferred income taxes (note 11)	82,813	60,252
Prepaid expenses and other assets	38,211	60,510

Total current assets	1,007,373	840,421

Long-term investments (note 4)	1,903,858	202,984
Long-term deferred income taxes (note 11)	—	135,197
Property, plant and equipment, net (note 6)	124,992	188,479
Intangible assets, net (note 7)	130,284	199,419

Total assets	$3,166,507	$1,566,500

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$ 117,631	$ 121,580
Accrued expenses (note 8)	132,701	124,126
Deferred revenue	119,011	94,023
Deferred gain (note 3)	189,862	—
Other obligations (note 9)	—	129,747

Total current liabilities	559,205	469,476
Long-term deferred income taxes (note 11)	459,863	7,191

Total liabilities	1,019,068	476,667

Commitments and contingencies (notes 10, 14 and 16)

Stockholders’ equity (note 17):
Preferred stock, $1.00 par value. Authorized 2,000 shares; none issued	—	—
Common stock, $0.01 par value. Authorized 240,000 shares; issued and outstanding 183,585 and 172,184 shares in 2000 and 1999, respectively	1,836	1,722
Additional paid-in capital	630,155	551,232
Retained earnings	1,000,758	536,487
Accumulated other comprehensive income	514,690	392

Total stockholders’ equity	2,147,439	1,089,833

Total liabilities and stockholders’ equity	$3,166,507	$1,566,500

See accompanying notes to consolidated financial statements.

CABLETRON SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended February 29, 2000, February 28, 1999 and 1998
(in thousands, except per share amounts)

	2000	1999	1998
Net sales	$1,459,593	$1,411,279	$1,377,330
Cost of sales	817,844	811,350	676,291

Gross profit	641,749	599,929	701,039
Operating expenses:
Research and development	184,614	210,393	181,777
Selling, general and administrative	400,544	418,254	372,224
Amortization of intangible assets	41,270	27,978	1,565
Special charges (notes 3, 6 and 18)	21,096	234,920	234,285

Loss from operations	(5,775)	(291,616)	(88,812)
Interest income, net	18,587	15,089	18,578
Other income, net (notes 3 and 19)	746,209	—	—

Income (loss) before income taxes	759,021	(276,527)	(70,234)
Income tax expense (benefit) (note 11)	294,750	(31,136)	(35,273)

Net income (loss)	$ 464,271	$ (245,391)	$ (34,961)

Net income (loss) per share:
Basic	$ 2.62	$ (1.47)	$ (0.22)

Diluted	$ 2.46	$ (1.47)	$ (0.22)

Weighted average number of shares outstanding:
Basic	177,541	167,432	157,686

Diluted	188,618	167,432	157,686

See accompanying notes to consolidated financial statements.

CABLETRON SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years ended February 29, 2000, February 28, 1999 and 1998
(in thousands, except number of shares)

	Common Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
BALANCE AT FEBRUARY 28, 1997	156,305,312	$1,563	$266,829	$ 816,839	$ 221	$1,085,452

Comprehensive income (loss):
Net loss	—	—	—	(34,961)	—	(34,961)
Other comprehensive income:
Effect of foreign currency translation	—	—	—	—	559	559

Total comprehensive income	—	—	—	—	559	(34,402)
Retirement of treasury stock	(32,209)	—	—	—	—	—
Exercise of options for shares of common stock	1,762,565	18	17,291	—	—	17,309
Tax benefit for options exercised	—	—	10,469	—	—	10,469
Issuance of shares under employee stock purchase plan	231,326	2	6,245	—	—	6,247

BALANCE AT FEBRUARY 28, 1998	158,266,994	1,583	300,834	781,878	780	1,085,075

Comprehensive income (loss):
Net loss	—	—	—	(245,391)	—	(245,391)
Other comprehensive income:
Unrealized gain/(loss) on available-for-sale securities, net of tax	—	—	—	—	1,186	1,186
Effect of foreign currency translation	—	—	—	—	(1,574)	(1,574)

Total comprehensive income	—	—	—	—	(388)	(245,779)
Exercise of options for shares of common stock	497,696	5	2,761	—	—	2,766
Issuance of common stock for purchased acquisitions	12,757,395	127	239,621	—	—	239,748
Issuance of common stock for minority interests	89,921	1	1,117	—	—	1,118
Tax benefit for options exercised	—	—	1,521	—	—	1,521
Issuance of shares under employee stock purchase plan	572,087	6	5,378	—	—	5,384

BALANCE AT FEBRUARY 28, 1999	172,184,093	1,722	551,232	536,487	392	1,089,833

Comprehensive income (loss):
Net income	—	—	—	464,271	—	464,271
Other comprehensive income:
Unrealized gain/(loss) on available-for-sale securities, net of tax	—	—	—	—	515,339	515,339
Effect of foreign currency translation	—	—	—	—	(1,041)	(1,041)

Total comprehensive income	—	—	—	—	514,298	978,569
Exercise of options for shares of common stock	4,158,603	42	44,265	—	—	44,307
Issuance of common stock for purchased acquisitions	6,198,779	62	10,233	—	—	10,295
Tax benefit for options exercised	—	—	16,612	—	—	16,612
Issuance of shares under employee stock purchase plan	1,043,962	10	7,813	—	—	7,823

BALANCE AT FEBRUARY 29, 2000	183,585,437	$1,836	$630,155	$1,000,758	$514,690	$2,147,439

See accompanying notes to consolidated financial statements.

CABLETRON SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended February 29, 2000, February 28, 1999 and 1998
(in thousands)

	2000	1999	1998
Cash flows from operating activities:
Net income (loss)	$ 464,271	$(245,391)	$ (34,961)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	123,466	114,679	66,358
Provision for losses on accounts receivable	(1,576)	2,240	5,668
Deferred income taxes	220,509	(6,475)	(111,425)
Asset impairment	7,869	17,570	—
Loss (gain) on disposal of property, plant and equipment	1,589	781	(285)
Purchased research and development from acquisitions	—	217,350	199,300
Gain on sale of FlowPoint	(705,090)	—	—
Other income (non-cash)	(16,330)	—	—
Changes in assets and liabilities:
Accounts receivable	(12,543)	(9,059)	(31,847)
Inventories	96,979	88,682	(91,412)
Prepaid expenses and other assets	29,044	(7,527)	1,213
Accounts payable and accrued expenses	4,627	(88,992)	46,880
Deferred revenue	24,988	—	—
Deferred gain on sale of FlowPoint	(47,363)	—	—

Net cash provided by operating activities	190,440	83,858	49,489

Cash flows from investing activities:
Capital expenditures	(44,373)	(44,773)	(74,264)
Cash paid for business acquisitions, net	—	(32,193)	(129,107)
Proceeds from sale of fixed assets	6,680	24,531	—
Outsourcing of manufacturing	78,613	—	—
Purchase of available-for-sale securities	(392,130)	(101,331)	(118,919)
Purchase of held-to-maturity securities	(302,168)	(121,740)	(37,228)
Sales/maturities of marketable securities	586,048	135,648	269,344

Net cash used in investing activities	(67,330)	(139,858)	(90,174)

Cash flows from financing activities:
Common stock issued to employee stock purchase plan	7,823	5,384	6,247
Tax benefit of options exercised	16,612	1,510	10,469
Proceeds from exercise of stock options	44,307	2,766	17,309

Net cash provided by financing activities	68,742	9,660	34,025

Effect of exchange rate changes on cash	(294)	(1,316)	(1,090)

Net (decrease) increase in cash and cash equivalents	191,558	(47,656)	(7,750)
Cash and cash equivalents, beginning of year	159,422	207,078	214,828

Cash and cash equivalents, end of year	$ 350,980	$ 159,422	$ 207,078

Cash paid (refunds received) during the year for:
Income taxes	$ (5,349)	$ (28,706)	$ 57,941

See accompanying notes to consolidated financial statements.

CABLETRON SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note (1)    Business Operations

        Cabletron Systems, Inc. (“the Company”) has established four subsidiaries; Aprisma Management Technologies, Enterasys Networks, GlobalNetwork Technology Services and Riverstone Networks; to focus on providing solutions for specific customer needs in the infrastructure management software market, the enterprise network solutions market, professional services and consulting and service provider network solutions customers.

Note (2)    Summary of Significant Accounting Policies

    (a)  Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

    (b)   Investments

         Held-to-maturity securities are those investments which the Company has the ability and intent to hold until maturity. Held-to-maturity securities are recorded at amortized cost, adjusted for amortization and accretion of premiums and discounts. Due to the nature of the Company’s investments and the resulting low volatility, the difference between fair value and amortized cost is not material. Available-for-sale securities are recorded at fair value. Unrealized gains and losses net of the related tax effect on available-for-sale securities are reported in accumulated other comprehensive income, a component of stockholders’ equity, until realized. The estimated market values of investments are based on quoted market prices as of the end of the reporting period.

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

    (e)  Intangible Assets

        Intangible assets consist of goodwill and other intangible assets acquired in business combinations at cost less accumulated amortization. Amortization of these intangible assets is provided on a straight-line basis over the respective useful lives which range from three to ten years. Purchased in-process research and development without alternative future use is expensed when acquired. The carrying amount of intangible assets is reviewed quarterly for impairment or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The measurement of possible impairment is based primarily on an evaluation of undiscounted projected cash flows through the remaining amortization period.

CABLETRON SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

    (f)  Income Taxes

        The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities of a change in tax rates is recognized in income during the period that includes the enactment date. A valuation allowance is recognized if it is anticipated that some or all of a deferred tax asset may not be realized.

        The Company has reinvested earnings of its foreign subsidiaries and, therefore has not provided income taxes that could result from the remittance of such earnings. The unremitted earnings at February 29, 2000 and February 28, 1999 amounted to approximately $184.6 million and $175.1 million, respectively. Furthermore, any taxes paid to foreign governments on those earnings may be used, in whole or in part, as credits against US tax on any dividends distributed from such earnings. It is not practicable to estimate the amount of unrecognized deferred US taxes on these undistributed earnings.

    (g)  Net Income (Loss) Per Share

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

    (h)  Foreign Currency Translation and Transaction Gains and Losses

        The Company’s international revenues are denominated in either U.S. dollars or local currencies. For those international subsidiaries which use their local currency as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expense accounts at average exchange rates during the year. Resulting translation adjustments are reported in accumulated other comprehensive income, a component of stockholders’ equity. Where the U.S. dollar is the functional currency, amounts are recorded at the exchange rates in effect at the time of the transaction, any resulting translation adjustments, which were not material, are recorded in income.

    (i)  Statements of Cash Flows

        Cash and cash equivalents consist of cash in banks and short-term investments with original maturities of three months or less.

    (j)  Revenue Recognition

        The Company generally recognizes revenue upon shipment of products. In the case of design, consulting, installation and support services, revenues are recognized upon completion and acceptance of such products and services. The Company recognizes software revenue after the delivered software no longer requires significant production, modification, or further customization and collection of the related receivable is deemed probable. Revenues from service contracts are deferred and recognized ratably over the period the services are performed. Estimated warranty costs and sales returns and allowances are accrued at the time of shipment based on contractual rights and historical experience. The Company extends limited product return and price protection rights to certain distributors and resellers. Such rights are generally limited to a certain percentage of sales over primarily a three month period.

    (k)   Reclassifications

        Certain prior year balances have been reclassified to conform to the current year presentation.

    (l)   Derivatives

        The Company utilizes derivative financial instruments to reduce foreign currency exchange risks. The Company enters into foreign exchange forward and option contracts to minimize the impact of foreign currency fluctuations on assets and liabilities denominated in currencies other than the functional currency of the reporting entity. All foreign exchange forward and option contracts are designated as a hedge and are highly inversely correlated to the hedged item as required by generally accepted accounting principles. Gains and losses on the contracts are reflected in operating results and offset foreign exchange gains or losses from the revaluation of inter-company balances or other current assets and liabilities denominated in currencies other than the functional currency of the reporting entity. Gains and losses on the contracts are calculated using published foreign exchange rates to determine fair value. The gain or loss that results from the early termination of a contract is reflected in operating results.

    (m)  Use of Estimates

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

    (n)  New Accounting Pronouncements

        In December 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position (SOP) 98-9, “Modification of Software Revenue Recognition” which requires revenue recognition of revenue using specific methods and amends SOP 98-4 (Deferral of the Effective Date of a Provision of SOP 97-2) and amends certain paragraphs of SOP 97-2. The Company adopted SOP 98-9 for its year ended February 29, 2000, beginning on March 1, 1999. The adoption of SOP 98-9 did not have a material impact on the Company’s results of operations for the year ended February 29, 2000.

        In June 1998, the FASB issued Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) which requires companies to record derivative instruments on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 will be effective for the Company’s first quarter of fiscal year ending March 2, 2002. Management is currently evaluating the potential effects of this pronouncement on its consolidated financial statements. However, management does not expect the impact to be significant.

CABLETRON SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note (3)    Business Combinations

    Acquisitions

        For acquisitions accounted for as purchases, the Company’s consolidated results of operations include the operating results of the acquired companies from their acquisition dates. Acquired assets and liabilities were recorded at their estimated fair market values at the acquisition date and the aggregate purchase price plus costs directly attributable to the completion of acquisitions has been allocated to the assets and liabilities acquired.

        On September 25, 1998, Cabletron acquired NetVantage, Inc., (“NetVantage”) a publicly held manufacturer of ethernet workgroup switches. Under the terms of the Merger Agreement, Cabletron issued 6.4 million shares of Cabletron common stock to the shareholders of NetVantage in exchange for all of the outstanding shares of stock of NetVantage. In addition, Cabletron assumed 1,309,000 options, valued at approximately $4.8 million.

        Cabletron recorded the cost of the acquisition at approximately $77.8 million, including direct costs of $4.2 million. This acquisition has been accounted for under the purchase method of accounting. The cost represents 6.4 million shares at $9.9375 per share, in addition to assumed options and direct acquisition costs. Based on an independent appraisal, approximately $29.4 million of the purchase price was allocated to in-process research and development. Accordingly, Cabletron recorded a special charge of $29.4 million for this in-process research and development, at the date of acquisition. The excess of cost over the estimated fair value of net assets acquired of $35.6 million was allocated to goodwill and other intangible assets and is being amortized on a straight-line basis over a period of 5-10 years. Cabletron’s consolidated results of operations include the operating results of NetVantage, Inc. from the acquisition date.

        On September 9, 1998, Cabletron acquired all of the outstanding stock of FlowPoint Corp., (“FlowPoint”) a privately held manufacturer of digital subscriber line router networking products. Prior to the agreement, Cabletron owned 42.8% of the outstanding shares of stock. Pursuant to the terms of the agreement, $20.6 million was to be paid in four installments, within nine months after the merger date. Each installment would be paid in either cash or Cabletron common stock, as determined by Cabletron management at the time of distribution. During the year ended February 28, 1999, the Company paid the first installment in the form of cash and issued approximately 0.4 million shares of common stock in payment of the second installment. During the year ended February 29, 2000, the Company issued approximately 1.0 million shares of common stock in payment of the third and fourth installments. In addition, Cabletron assumed 494,000 options, valued at approximately $2.7 million.

        Cabletron recorded the cost of the acquisition at approximately $25.0 million, including direct costs of $0.4 million. This acquisition has been accounted for under the purchase method of accounting. Based on an independent appraisal, approximately $12.0 million of the purchase price was allocated to in-process research and development. Accordingly, Cabletron recorded a special charge of $12.0 million for this in-process research and development, at the date of acquisition. The excess of cost over the estimated fair value of net assets acquired of $11.9 million was allocated to goodwill and other intangible assets, and was amortized on a straight-line basis over a period of 5-10 years. Cabletron’s consolidated results of operations include the operating results of FlowPoint from the acquisition date through December 18, 1999, the date that FlowPoint was sold to Efficient Networks, Inc. (see below)

        On September 1, 1998, Cabletron acquired the assets and assumed certain liabilities of the DSLAM division of Ariel Corporation (“Ariel”), a privately held designer and manufacturer of digital subscriber line network access products. Under the terms of the agreement, Cabletron paid $33.5 million and assumed certain liabilities.

        Cabletron recorded the cost of the acquisition at approximately $45.1 million, including direct costs of $1.1 million related to the acquisition, which consisted of cash payments of $33.5 million and other assumed liabilities. This acquisition has been accounted for under the purchase method of accounting. Based on an independent appraisal, approximately $26.0 million of the purchase price was allocated to in-process research and development. Accordingly, Cabletron recorded a special charge of approximately $26.0 million ($15.8 million, net of tax) for this in-process research and development, at the date of acquisition. The excess of cost over the estimated fair value of net assets acquired of $18.2 million was allocated to goodwill, and was amortized on a straight-line basis over a period of 10 years. Cabletron’s consolidated results of operations include the operating results of the DSLAM division of Ariel Corporation from the acquisition date. Cabletron ceased operations of the Ariel division in the fourth quarter of the year ended February 29, 2000. (see below)

        On March 17, 1998, Cabletron acquired Yago Systems, Inc. (“Yago”), a privately held manufacturer of wire speed routing and layer-4 switching products and solutions. Under the terms of the merger agreement, Cabletron issued 6.0 million shares of Cabletron common stock to the shareholders of Yago in exchange for all of the outstanding shares of Yago, not then owned by Cabletron. Prior to the closing of the acquisition, Cabletron held approximately 25% of Yago’s capital stock, calculated on a fully diluted basis. Cabletron also agreed, pursuant to the terms of the merger agreement, to issue up to 5.5 million shares of Cabletron common stock to the former shareholders of Yago in the event the shares originally issued in the transaction do not attain a market value of $35 per share eighteen months after the closing of the transaction. On September 8, 1999, Cabletron issued approximately 5.2 million shares of Cabletron common stock to the former shareholders of Yago, pursuant to the terms of the merger agreement.

        Cabletron recorded the cost of the acquisition at approximately $165.7 million, including direct costs of $2.6 million. This acquisition has been accounted for under the purchase method of accounting. The cost represents 11.2 million shares at $14.1875 per share, in addition to direct acquisition costs. Based on an independent appraisal, approximately $150.0 million of the purchase price was allocated to in-process research and development. Accordingly, Cabletron recorded a special charge of $150.0 million for this in-process research and development, at the date of acquisition. The excess of cost over the estimated fair value of net assets acquired of $16.3 million was allocated to goodwill and other intangible assets and is being amortized on a straight-line basis over a period of 5-10 years. Cabletron’s consolidated results of operations include the operating results of Yago from the acquisition date.

        On February 7, 1998, the Company acquired certain assets of the Network Products Group of Digital Equipment Corporation (“DNPG”). Under the terms of the agreement, the purchase price was approximately $439.5 million, consisting of cash, product credits and liabilities resulting from the acquisition. Based on an independent appraisal, approximately $199.3 million of the purchase price was allocated to in-process research and development. Accordingly, Cabletron recorded a special charge of $199.3 million for this in-process research and development at the date of acquisition. The excess of cost over the estimated fair value of $161.8 million was allocated to goodwill and other intangible assets and is being amortized on a straight-line basis over a period of 5 to 10 years. The Company’s consolidated results of operations include the operating results of the acquired business from the acquisition date. During the third quarter of the year ended February 28, 1999, the Company sold buildings that it had purchased in the acquisition for $24.5 million. The gain from the sale of the buildings of $2.5 million was recorded as a reduction in goodwill.
CABLETRON SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The following unaudited pro forma financial information is not necessarily indicative of results of operations that would have occurred had the aforementioned transactions taken place at the beginning of each fiscal year or of the future results of the combined companies. The special charges, related to these acquisitions, were not included in the results as these charges are unusual and not indicative of results of normal operating results.

	1999	1998
	(in thousands) (unaudited)
Net sales	$1,426,322	$1,878,476
Operating income (loss)	(107,651)	136,937

        The purchase price for each acquisition, completed during the years ended February 28, 1999 and 1998, was allocated to assets acquired and liabilities assumed based on fair market value at the date of each acquisition. The total cost of acquisitions completed during the years ended February 28, 1999 and 1998, is summarized as follows:

	1999	1998
	(in thousands)
Cash paid for acquisitions	$ 38,656	$129,107
Less cash acquired	6,463	—

Net cash paid for acquisitions	32,193	129,107
Product credits granted	—	302,500
Discount on product credits	—	(11,691)
Common stock issued	239,748	—
Installment payments and assumed options	15,239	—
Assumed liabilities	26,391	19,581

Purchase price	$313,571	$439,497

        The following are supplemental disclosures of noncash transactions in connection with the NetVantage, FlowPoint, Ariel, Yago and DNPG acquisitions.

	1999	1998
	(in thousands)
Fair value of assets acquired	$ 80,982	$ 251,888
In-process research and development	217,350	199,300
Assumed liabilities	(26,391)	(19,581)
Common stock issued	(239,748)	—
Product credits	—	(302,500)

Cash portion of acquisition	$ 32,193	$ 129,107

    Dispositions

        On December 17, 1999, the Company sold its FlowPoint subsidiary to Efficient Networks, Inc. (“Efficient”). From March 1, 1999 through the date of the sale, FlowPoint’s net sales were approximately $34.5 million. Under the terms of the sale, the Company received 7.2 million shares of Efficient common stock and 6,300 shares of Efficient convertible preferred stock, in exchange for all of the outstanding capital stock of FlowPoint. The preferred and common stock are subject to various restrictions on resale.
CABLETRON SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        Based upon an independent valuation of the Efficient stock (which resulted in a 10% discount from the closing price of the Efficient stock on the Nasdaq as of the sale date), the transaction was valued at approximately $946.2 million, resulting in a pre-tax gain of approximately $893.7 million. As a result of this transaction Cabletron held approximately 24% of the outstanding common stock of Efficient on an as converted basis. Accordingly, Cabletron deferred 24% of the pre-tax gain ($235.9 million) since through its ownership percentage of Efficient, it effectively still had a 24% interest in FlowPoint. Because the Company has irrevocably relinquished its voting rights on all but 10% of Efficient’s common stock, the Efficient stock has been classified as an available-for-sale security (Note 4). As the company sells the Efficient shares, this deferred gain will be recognized into income adjusted for any unrealized gain or loss in proportion to Cabletron’s reduction in its percentage ownership of Efficient. On February 8, 2000, the Company sold approximately 2.0 million shares of Efficient common stock for net proceeds of approximately $135.3 million and recognized approximately $47.3 million of the deferred gain into income.

        During the fourth quarter of the year ended February 29, 2000, the Company finalized its decision to abandon research and development on digital subscriber line technology. This decision resulted in the aforementioned sale of FlowPoint and the abandonment of research and development efforts acquired in the Ariel acquisition. The cessation of the Ariel operations resulted in the write-off of the remaining $12.2 million of goodwill recorded from the Ariel acquisition.

    Other transactions

        On February 29, 2000, the Company sold its manufacturing and repair services operations located in Rochester, New Hampshire and Limerick, Ireland to Flextronics International (“Flextronics”) for approximately $78.6 million in cash. Flextronics purchased, at net book value, approximately $18.1 million of the Company’s manufacturing related fixed assets including buildings, assumed leases on certain leased buildings, and hired approximately 970 of the Company’s manufacturing related employees. As part of the separation agreement with the manufacturing employees, the Company accelerated certain stock option vesting resulting in a $4.7 million compensation charge. In addition, Flextronics purchased the Company’s inventory with a cost of approximately $65.1 million for $60.5 million. Simultaneously, the Company entered into an agreement with Flextronics to manufacture most of its products as an original equipment manufacturer (“OEM”).

    Subsequent events

        On May 23, 2000, the Company entered into a definitive agreement to sell DNPG. The agreement is subject to customary closing conditions.

        On April 12, 2000, the 6,300 shares of Efficient preferred stock were converted into 6.3 million shares of Efficient common stock.

        The market for shares of Efficient common stock has been volatile. As of May 23, 2000, the shares of Efficient have decreased to $38.43 per share from a per share price of $161.25 at February 29, 2000. The Company had 11.5 million shares of Efficient common stock as of May 15, 2000.
CABLETRON SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note (4)    Investments

        Investments are summarized as follows at February 29, 2000 and February 28, 1999:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
February 29, 2000
U.S. Government and Agency Obligations	$ 199,655	$ 70	$ (169)	$ 199,556
U.S. Corporate Obligations	5,596	2	(50)	5,548
Asset-Backed Securities	4,468	—	(13)	4,455
State, Municipal and County Government Notes and Bonds	200,101	81	(873)	199,309
Corporate Equity Securities	804,331	861,383	—	1,665,714
Foreign Deposits	12,000	—	—	12,000

Total	$1,226,151	$861,536	$(1,105)	$2,086,582

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
February 28, 1999
State, Municipal and County Government Notes and Bonds	$ 282,386	$ 2,001	$ (43)	$ 284,344
Foreign Deposits	12,647	—	—	12,647

Total	$ 295,033	$ 2,001	$ (43)	$ 296,991

        The contractual maturities of debt securities at February 29, 2000:

	Amortized Cost	Fair Value
	(in thousands)
Less than one year	$222,029	$221,982
Due in 1-2 years	153,959	153,304
Due in 2-3 years	45,832	45,581

Total	$421,820	$420,867

        Actual maturities may differ from contractural maturities because some borrowers have the right to call or prepay obligations.

	Current	Long-Term	Total
	(in thousands)
February 29, 2000
Held-to-Maturity	$199,341	$ 39,312	$ 238,653
Available-for-Sale	22,640	1,825,289	1,847,929

Total	$221,981	$1,864,601	$2,086,582

	Current	Long-Term	Total
February 28, 1999
Held-to-Maturity	$ 61,255	$ 87,376	$ 148,631
Available-for-Sale	52,677	95,683	148,360

Total	$113,932	$ 183,059	$ 296,991

CABLETRON SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        Net unrealized gains (net of tax) on available-for-sale investments are reported as a separate component of stockholders’ equity until realized and amounted to $516.5 million and $1.2 million at February 29, 2000 and February 28, 1999, respectively.

        The Company also has investments in certain non-public companies accounted for using the cost method of accounting. The carrying amount of these investments was $39.2 million and $21.9 million at February 29, 2000 and February 28, 1999, respectively. These investments are reflected in long-term investments in the accompanying consolidated balance sheets.

        The fair value of the February 29, 2000 corporate equity securities, $1,665.5 million, relates to the Company’s investment in Common and Preferred Stock of Efficient Networks, Inc.

Note (5)    Inventories

        Inventories consist of the following at February 29, 2000 and February 28, 1999:

	2000	1999
	(in thousands)
Raw materials	$20,503	$ 64,603
Work-in-process	3,416	16,033
Finished goods	61,097	148,876

Total	$85,016	$229,512

        The reduction in inventory was partially a result of the outsourcing of manufacturing to Flextronics (Note 3).

Note (6)    Property, Plant and Equipment

        Property, plant and equipment consist of the following at February 29, 2000 and February 28, 1999:

	2000	1999	Estimated useful lives
	(in thousands)
Land and land improvements	$ 1,699	$ 1,855	15 years
Buildings and building improvements	25,342	40,177	30-40 years
Construction in progress	1,654	841	—
Equipment	258,872	325,021	3-5 years
Furniture and fixtures	13,710	13,333	5-7 years
Leasehold improvements	15,553	17,751	3-5 years

	316,830	398,978
Less accumulated depreciation and amortization	(191,838)	(210,499)

	$ 124,992	$ 188,479

        For the years ended February 29, 2000, February 28, 1999 and 1998, depreciation expense was $78.1 million, $87.5 million and $64.8 million, respectively.

        The reduction in property, plant and equipment at February 29, 2000 compared to February 28, 1999 was partially a result of the outsourcing of manufacturing to Flextronics (Note 3).

        In the fourth quarter of the year ended February 28, 1999, the Company performed a physical inventory of manufacturing equipment and fixtures in preparation for the planned outsourcing of its manufacturing operations. As a result of this inventory, the Company wrote off approximately $17.6 million of net book value of assets. The writeoff consisted of equipment and fixtures that could not be located and equipment that had been recently idled and of no future use. The writeoff was recorded in the caption special charges in the consolidated statements of operations.
CABLETRON SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note (7)    Intangible Assets

        Intangible assets consist of the following at February 29, 2000 and February 28, 1999:

	2000	1999	Estimated useful lives
	(in thousands)
Goodwill	$ 38,912	$ 82,358	7-10 years
Customer relations	97,000	97,000	8 years
Assembled work force	7,380	7,380	3-10 years
Patents and technologies acquired in business acquisitions	41,200	41,652	3-5 years

	184,492	228,390
Less accumulated amortization	(54,208)	(28,971)

Total	$130,284	$199,419

        The reduction in goodwill was a result of the Company’s sale of FlowPoint, its decision to close all of the operations acquired in the Ariel acquisition (Note 3) and utilization of acquired net operating losses in purchase transactions (Note 11).

Note (8)    Accrued Expenses

        Accrued expenses consist of the following at February 29, 2000 and February 28, 1999:

	2000	1999
	(in thousands)
Salaries & benefits	$ 31,724	$ 27,777
Other	100,977	96,349

Total	$132,701	$124,126

Note (9)    Other Obligations

        As a term of the Asset Purchase Agreement between the Company and Digital Equipment Corp., Digital received product credits of $302.5 million, which were subsequently adjusted to $288.4 million with the final valuation of the assets acquired. In April 1998, Compaq Corporation (“Compaq”) acquired Digital and Compaq assumed these product credits. The product credits were used by Compaq to purchase products that were ordered under a reseller agreement. At February 29, 2000 all product credits had been consumed, while $129.7 million of product credits remained at February 28, 1999.
CABLETRON SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note (10)    Leases

        The Company leases manufacturing and office facilities under noncancelable operating leases expiring through the year 2020. The leases provide for increases based on the consumer price index and increases in real estate taxes. Rent expense associated with operating leases was approximately $22.7 million, $18.1 million and $14.6 million for the years ended February 29, 2000, February 28, 1999 and 1998, respectively.

        Total future minimum lease payments under all noncancelable operating leases as of February 29, 2000, are as follows:

Year	(in thousands)
2001	$15,409
2002	12,119
2003	11,031
2004	9,789
2005	9,628
Thereafter	18,187

$76,163

Note (11)    Income Taxes

        Income (loss) before income taxes is summarized as follows:

	2000	1999	1998
	(in thousands)
Total US domestic income (loss)	$730,784	$(315,428)	$ (36,343)
Total foreign subsidiaries income (loss)	28,237	38,901	(33,891)

Total income (loss) before income taxes	$759,021	$(276,527)	$ (70,234)

Tax expense (benefit) is summarized as follows:

Currently payable:
Federal	$ 32,483	$ (29,939)	$ 55,782
State	6,400	—	10,689
Foreign	5,951	13,254	956
Deferred tax expense (benefit)	249,916	(14,451)	(102,700)

Tax expense (benefit)	$294,750	$ (31,136)	$ (35,273)

CABLETRON SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The following is a reconciliation of the effective tax rates to the statutory federal tax rate:

	2000	1999	1998
Statutory federal income tax (benefit) rate	35.0%	(35.0)%	(35.0)%
State income tax, net of federal tax benefit	4.9	(1.9)	(3.3)
Exempt income of foreign sales corporation, net of tax	—	(1.7)	(10.9)
Research and experimentation credit	(0.4)	(0.7)	(5.9)
Municipal income	(0.4)	(1.6)	(8.9)
Rate differential on foreign operations	(0.5)	(1.2)	14.0
Nondeductible goodwill & intangibles	0.5	27.5	1.7
Other	(0.3)	3.3	(1.9)

	38.8%	(11.3)%	(50.2)%

        The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at February 29, 2000 and February 28, 1999 are presented below:

	2000	1999
	(in thousands)
Deferred tax assets:
Accounts receivable	$ 2,107	$ 7,450
Inventories	34,282	44,125
Property, plant and equipment	3,806	—
Other reserves and accruals	38,806	12,521
Acquired research and development	104,521	113,367
Domestic net operating loss carryforwards	12,854	31,675
Foreign net operating loss carryforwards	23,079	18,585

Total gross deferred tax assets	219,455	227,723
Less valuation allowance	(26,672)	(34,644)

Net deferred tax assets	192,783	193,079
Deferred tax liabilities:
Financial basis in excess of tax basis in available-for-sale securities	(569,833)	—
Property, plant and equipment	—	(4,821)

Total gross deferred liabilities	(569,833)	(4,821)

Net deferred tax (liabilities) assets	$(377,050)	$188,258

        At February 29, 2000, the Company had domestic net operating loss (NOL) carryforwards for tax purposes of $33.6 million expiring in fiscal 2005 through fiscal 2018. Almost all of the above stated NOL amount is subject to a §382 limitation due to prior ownership changes.

        The net change in the total valuation allowance for the year ended February 29, 2000 was a decrease of $8.0 million, of which $11.7 million of the gross decrease represented a reduction to goodwill due to utilization of acquired net operating losses in purchase transactions. The net change in total valuation allowance for the year ended February 28, 1999 was a decrease of $11.3 million. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowance at February 29, 2000.
CABLETRON SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note (12)    Comprehensive Income (Loss)

        The Company’s total comprehensive income (loss) was as follows:

	2000	1999	1998
	(in thousands)
Net income (loss)	$ 464,271	$(245,391)	$(34,961)
Other comprehensive income
Unrealized gain/(loss) on available-for-sale securities	858,473	1,958	—
Foreign currency translation adjustment	(1,041)	(1,574)	559
Income tax expense	(343,134)	(772)	—

Total comprehensive income (loss)	$ 978,569	$(245,779)	$(34,402)

        Income tax expense in the years ended February 29, 2000 and February 28, 1999, respectively, relate to unrealized gain on available-for-sale securities.

Note (13)    Net Income (Loss) per Share

        The Company’s reported net income (loss) per share was as follows:

	2000	1999	1998
	(in thousands, except per share amounts)

Weighted average number of shares outstanding—basic	177,541	167,432	157,686
Dilutive effect:
Contingent shares per acquisition agreement	2,672	—	—
Incremental shares upon exercise of common stock options	8,405	—	—

Weighted average number of shares outstanding—diluted	188,618	167,432	157,686

Net income (loss)	$464,271	$(245,391)	$(34,961)

Basic income (loss) per share amount	$ 2.62	$ (1.47)	$ (0.22)

Diluted income (loss) per share amount	$ 2.46	$ (1.47)	$ (0.22)

        For 1999 and 1998, stock options to purchase shares of common stock totaling 4.5 million and 4.1 million, respectively, were outstanding but were not included in the calculation of diluted earnings per share since the effect was anti-dilutive. In addition, the effect of the 5.5 million shares that were contingently issuable related to the acquisition of Yago, as of the end of the years ended February 28, 1999 and 1998, was not included since the effect was anti-dilutive.

Note (14)    Financial Instruments and Concentration of Credit Risk

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

        At February 29, 2000 and February 28, 1999, the Company had forward exchange contracts and purchased option contracts, all having maturities less than two years, with a notional amount of $31.9 million (forward contracts were $3.9 million and option contracts were $28.0 million) and $47.0 million (forward contracts were $8.0 million and option contracts were $39.0 million), respectively.

        The estimated fair value of the Company’s option and forward contracts reflects the estimated amounts the Company would receive or pay to terminate the contracts at the reporting dates, thereby taking into account the current unrealized gains and losses on open contracts. These contracts did not have a material fair value at February 29, 2000 and February 28, 1999.

        Several major international financial institutions are counterparties to the Company’s financial instruments. It is Company practice to monitor the financial standing of the counterparties and limit the amount of exposure with any one institution. The Company may be exposed to credit loss in the event of nonperformance by the counterparties to these contracts, but believes that the risk of such loss is remote and that it would not be material to its financial position and results of operations.

        The carrying amounts of cash, cash equivalents, short-term investments, trade receivables, and accounts payable and accrued expenses approximate fair value because of the short maturity of these financial instruments.

        For the year ended February 29, 2000, one customer, Compaq, accounted for approximately 16% of net sales and sales to the United States federal government accounted for approximately 14% of net sales. For the year ended February 28, 1999, one customer, Compaq, accounted for approximately 11% of net sales and sales to the United States federal government accounted for approximately 15% of net sales. For the year ended February 28, 1998 no single customer represented more than 4% of net sales, however, sales to the United States federal government accounted for approximately 13% of net sales.

Note (15)    Segment and Geographical Information

        The Company provides a broad product line and services for the computer networking industry. Substantially all revenues result from the sales of hardware and software products and professional services (training, installation, maintenance, etc.). During the year ended February 29, 2000, sales of switched products were $948.4 million, sales of shared media products were $66.3 million, sales of other older legacy products and Spectrum were $177.0 million and sales from professional services and maintenance were $267.9 million compared to sales of switched products of $810.2 million, sales of shared media products of $165.8 million, sales of other various legacy products and Spectrum of $165.3 million and sales from professional services of $270.0 million during the year ended February 28, 1999. During the year ended February 28, 1998, sales of switched products were $680.6 million, sales of shared media products were $317.6 million and sales of software, professional services and other were $379.1 million. The Company’s reportable segments are based on geographic area. All intercompany revenues and expenses are eliminated in computing revenues and operating income. Operating income excludes other income (net), interest income, interest expense, taxes and special charges. Long-lived assets consist primarily of the net book value of property, plant and equipment, long-term investments and goodwill. The long-term investments and goodwill were attributable to the United States. The Other segment includes Canada and Latin America.

        All revenue amounts are based on product shipment destination and asset balances are based on location. The United States operating income amount for the year ended February 29, 2000 excludes the $21.1 million of special charges related to the restructuring recorded during that fiscal year. The United States operating income amount for the year ended February 28, 1999 excludes special charges of $17.6 million related to fixed asset loss and the $217.4 million related to acquisitions completed during that fiscal year. The United States operating income in the year ended February 28, 1998 excludes the $199.3 million of special charges related to acquisitions completed during that fiscal year and the $35.0 million of special charges related to the realignment.

	2000	1999	1998
	(in thousands)
Sales to unaffiliated customers (trade):
United States	$ 951,319	$ 829,381	$ 923,285
Europe	342,226	430,283	323,681
Pac Rim	116,417	114,174	77,594
Other	49,631	37,441	52,770

Total trade sales	$1,459,593	$1,411,279	$1,377,330

Operating income (loss):
United States	$ 1,648	$ (68,027)	$ 140,646
Europe	15,913	32,829	19,907
Pac Rim	(2,905)	(7,422)	(16,541)
Other	665	(14,076)	1,461

Total operating income (loss)	$ 15,321	$ (56,696)	$ 145,473

	February 29, 2000	February 28, 1999
Assets:
United States	$2,941,082	$1,326,929
Europe	154,672	173,937
Pac Rim	44,620	37,586
Other	26,133	28,048

Total assets	$3,166,507	$1,566,500

Long-lived assets:
United States	$2,035,246	$ 438,864
Europe	15,560	19,453
Pac Rim	3,784	5,828
Other	2,233	2,503

Total long-lived assets	$2,056,823	$ 466,648

        The Company has announced that it plans to establish four separate operating subsidiaries during the year ended March 3, 2001. During the years ended February 29, 2000, February 28, 1999 and February 28, 1998 information was not available for each of these new operating subsidiaries. The Company is in the process of completing a historical carve-out of financial information for these operating subsidiaries. The Company expects to provide such information in future filings.

Note (16)    Legal Proceedings

        As previously disclosed in Cabletron’s annual reports on Form 10-K for the years ended February 28, 1999 and 1998, a consolidated class action lawsuit purporting to state claims against Cabletron and certain officers and directors of Cabletron was filed in the United States District Court for the District of New Hampshire and, following transfer, is pending in the District of Rhode Island. The complaint alleges that Cabletron and several of its officers and directors disseminated materially false and misleading information about Cabletron’s operations and acted in violation of Section 10(b) and Rule 10b-5 of the Exchange Act during the period between March 3, 1997 and December 2, 1997. The complaint also alleges that certain of the Company’s alleged accounting practices resulted in the disclosure of materially misleading financial results during the same period. More specifically, the complaint challenged the Company’s revenue recognition policies, accounting for product returns, and the validity of certain sales. The complaint does not specify the amount of damages sought on behalf of the class. Cabletron and other defendants moved to dismiss the complaint and, by Order dated December 23, 1998, the District Court expressed its intention to grant Cabletron’s motion to dismiss unless the plaintiffs amended their complaint. The Plaintiffs timely served a Second Consolidation Class Action Complaint, and the Company has filed a motion to dismiss this second complaint. A ruling on that motion is not expected earlier than June 2000. The legal costs incurred by Cabletron in defending itself and its officers and directors against this litigation, whether or not it prevails, could be substantial, and in the event that the plaintiffs prevail, the Company could be required to pay substantial damages. This litigation may be protracted and may result in a diversion of management and other resources of the Company. The payment of substantial legal costs or damages, or the diversion of management and other resources, could have a material adverse effect on the Company’s business, financial condition or results of operations.

        In addition, the Company is involved in various other legal proceedings and claims arising in the ordinary course of business. Management believes that the disposition of these matters will not have a materially adverse effect on the financial condition or results of operations of the Company.

Note (17)    Stock Plans

    (a)  Equity Incentive and Directors Plans

        The Company has an Equity Incentive Plan which provides for the availability of 25,000,000 shares of common stock for the granting of a variety of incentive awards to eligible employees. As of February 29, 2000, the Company had issued 9,132,816 stock options under the Equity Incentive Plan, which were granted at fair market value at the date of grant, vest over a three to five year period and expire within six to ten years from the date of grant. In addition, the Company has assumed approximately 7.0 million of stock options related to certain business acquisitions. (Note 3)

        Prior to February 28, 1999, the Company maintained a Directors Option Plan which provided for 2,500,000 shares of common stock for purchase by nonemployee directors of the Company. The Directors Option Plan provided for issuance of options at their fair market value on the date of grant. The options vest over a period of three years and expire six years from the date of grant. A total of 435,000 stock options are outstanding under the Directors Option Plan at February 29, 2000. Since March 1, 1999, the nonemployee directors of the Company were granted options to purchase shares of common stock in accordance with the Company’s 1998 Equity Incentive Plan.
CABLETRON SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        A summary of option transactions under the two plans follows:

	Number of Options	Weighted-Average Exercise Price
Options outstanding at February 28, 1997	13,595,418	$20.02

Options exercisable at February 28, 1997	3,356,372	14.88

Granted and assumed	5,015,000	23.11
Exercised	(1,762,565)	10.40
Cancelled	(1,968,762)	29.45

Options outstanding at February 28, 1998	14,879,091	25.45

Options exercisable at February 28, 1998	4,134,623	22.99

Granted and assumed	20,023,369	7.69	*
Exercised	(497,696)	5.58
Cancelled	(15,421,085)	16.43	*

Options outstanding at February 28, 1999	18,983,679	9.67

Options exercisable at February 28, 1999	4,518,681	13.32

Granted	6,030,560	16.25
Exercised	(4,158,603)	10.66
Cancelled	(4,857,380)	16.43

Options outstanding at February 29, 2000	15,998,256	$11.16

Options exercisable at February 29, 2000	2,916,651	$10.26

        *In September 1998, employees holding outstanding stock options with a value exceeding $7.25 per option were given the right to have their options canceled and repriced to $7.25 per option. The repriced options will vest over a period of four to six years. In December 1997, employees holding outstanding stock options with a value exceeding $14.6875 per option were given the right to have their stock options canceled and repriced to $14.6875 per option. The repriced options will vest over a period of one to five years.

        The following table summarizes information concerning currently outstanding and exercisable options as of February 29, 2000:

Range of exercise prices	Options Outstanding	Weighted-average remaining contractual life (years)	Weighted-average exercise price	Options exercisable	Weighted-average exercise price
$ 0.00 – 6.30	175,450	5.8	$ 0.78	107,164	$ 1.06
6.31 – 7.85	8,656,435	7.0	7.25	1,721,549	7.25
7.86 – 9.85	1,055,252	7.5	8.77	239,350	8.73
9.86 – 11.85	620,256	6.6	10.54	278,623	10.44
11.86 – 13.85	2,900,654	9.0	13.43	170,968	12.93
13.86 – 23.85	934,765	8.4	16.73	151,715	16.42
23.86 – 33.85	1,482,084	8.4	26.26	232,642	30.16
33.86 – 56.74	173,360	9.5	36.38	14,640	40.34

	15,998,256	7.6	$11.16	2,916,651	$10.26

CABLETRON SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The weighted average estimated fair values of stock options granted and assumed during the years ended February 29, 2000 and February 28, 1999 and 1998 were $16.25, $7.69 and $9.19 per share, respectively.

        The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock option and employee stock purchase plans. Had compensation cost for the Company’s stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS 123, “Accounting for Stock-based Compensation,” the Company’s net income (loss) would have been reduced (increased) to the pro forma amounts indicated below:

	2000	1999	1998
	(in thousands)
Net income (loss)
As reported	$464,271	$(245,391)	$(34,961)
Pro forma	$413,280	$(299,654)	$(60,583)
Diluted earnings (loss) per share
As reported	$ 2.46	$ (1.47)	$ (0.22)
Pro forma	$ 2.19	$ (1.79)	$ (0.38)

        The effect of applying SFAS 123 as shown in the above pro forma disclosure is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to fiscal 1996.

        The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model, with the following assumptions used for grants in the years ended February 29, 2000, February 28, 1999 and 1998:

	2000	1999	1998
Risk-free interest rates	6.59%	5.1%	6.13%
Expected option lives	3.7 Years	3.7 years	3.8 years
Expected volatility	70.14%	76.32%	60.37%
Expected dividend yields	0.0%	0.0%	0.0%

    (b)  Employee Stock Purchase Plans

        The Company maintains a broad-based employee stock purchase program to encourage employee ownership of Common Stock on a tax-benefited basis. Participation is generally open to all employees as of the first participation period enrollment subsequent to date of hire. The program permits participants to apply up to 20% of pay, accumulated through payroll deductions, toward the purchase of shares at a discount to market price at the end of each six-month participation period. Shares are issued under two shareholder-approved plans which together make up the program. Purchases for each participation period are subject to a maximum dollar amount divided by the value of a share of stock at the beginning of the participation period. In the year ended February 29, 2000, 1,043,962 shares were purchased at a weighted average price of $7.49 (572,087 at $9.41 and 231,326 at $27.00, for the years ended February 28, 1999 and 1998, respectively). The remaining balance of both ESPPs for purchase by employees at February 29, 2000 was 3,100,558 shares.

Note (18)    Restructuring

        In the year ended February 29, 2000, the Company recorded $21.1 million of special charges for the restructuring initiative undertaken during March 1999. These charges reflect the closure of the Company’s manufacturing facility in Ohio, the planned closure of 40 sales offices worldwide (37 of which were closed as of February 29, 2000), the consolidation and outsourcing of manufacturing operations, the write-off of certain assets that were not required subsequent to the restructuring and the planned reduction of approximately 1,000 individuals from the Company’s global workforce. The reduction in the global workforce is expected to be principally manufacturing and distribution personnel but will also include targeted reductions impacting most functions within the Company. The exit costs which the Company expects to incur relate primarily to long-term lease commitments and repayments of economic development grants resulting from the closing of the Ohio facility. This initiative is intended to reduce the expense structure of the Company; lower cost of goods sold; increase cash reserves; provide higher return on assets and revenue per employee; enable aggressive asset reduction and consolidation initiatives and increase net income. As of February 29, 2000, 418 employees have been terminated in accordance with the plan and an additional 260 employees were terminated under the plan subsequent to February 29, 2000. An adjustment to the original severance benefits charge was required, because the Company signed an agreement to outsource its manufacturing assets to a different OEM than originally planned. This OEM, Flextronics, hired more personnel than originally estimated.

        The following table summarizes the recorded accruals and uses of the restructuring initiative from inception through February 29, 2000:

	Asset Impairments	Severance Benefits	Exit Costs	Total
	(in thousands)
Total charge	$ 7,869	$11,657	$ 4,210	$23,736
Cash payments since inception	—	(6,634)	(1,162)	(7,796)
Non-cash items since inception	(7,947)	—	—	(7,947)
Adjustments to original charge	78	(2,939)	221	(2,640)

Accrual balance as of February 29, 2000	$ —	$ 2,084	$ 3,269	$ 5,353

        The December 16, 1997 realignment plan was intended to better align the Company’s business strategy with its focus in the enterprise and service provider markets. The realignment was intended to better position the Company to provide more solutions-oriented products and service; to increase its distribution of products through third-party distributors and resellers; to improve its position internationally and to aggressively develop partnership and acquisition opportunities. The Company incurred a charge in the year ended February 28, 1998 of $35.0 million related to the realignment. The realignment included general expense reduction through the elimination of duplicate facilities, consolidation of related operations, reallocation of resources, including the elimination of certain existing projects, and personnel reduction. During the year ended February 28, 1999, all initiatives and cash payments required under the realignment were completed.

Note (19)    Compaq Agreement

        As previously discussed in Note 3, the Company acquired certain assets of the Network Products Group of Digital Equipment Corporation, on February 7, 1998. With this acquisition, Digital Equipment Corporation (“Digital”) entered into a reseller agreement with the Company pursuant to which Digital committed to purchase from the Company a minimum amount of product bearing the Digital brand name. The reseller agreement was scheduled to expire on June 30, 2001. On June 11, 1998, Digital was acquired by Compaq Computer Corporation (“Compaq”). On May 25, 1999, Compaq entered into an OEM agreement with the Company pursuant to which Compaq committed to purchase from the Company a minimum amount of networking product bearing the Compaq brand name as well as product bearing the Digital brand name. The OEM agreement contained, among other things, a pricing rebate that compensated the Company for Compaq purchase shortfalls. The OEM agreement was scheduled to expire on June 30, 2001.

CABLETRON SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        On September 20, 1999, Compaq and the Company agreed to terminate the OEM agreement and enter into a new alliance agreement. Under the alliance agreement, the two companies intend to transition sales of legacy Digital branded products from Compaq and its resellers to the Company. Further, the two companies have agreed to expand the relationship between the Company and Compaq’s professional services organization and Cabletron will continue to resell, and Compaq is expected to continue servicing, Digital branded products. Further, Compaq is continuing as a reseller of Cabletron-branded networking hardware and Cabletron’s Spectrum network management software. In terminating the OEM agreement, Compaq agreed to pay the Company approximately $85.0 million, in November 1999, as a final purchase of Compaq and Digital branded products in the Company’s manufacturing pipeline. As of February 29, 2000, all such product in the pipeline was accepted by Compaq and recorded in sales by the Company. $48.7 million was recorded in sales in the three months ended February 29, 2000 and $36.3 million was recorded in sales for the three months ended November 30, 1999 relating to such product in the pipeline.

        In addition, Compaq paid the Company $25.0 million to eliminate Compaq’s quarterly purchase commitments going forward. This $25.0 million has been recorded in other income since the payment is not refundable under any circumstances.

         Additionally, as part of the transition from the OEM agreement, Compaq has returned to the Company certain networking product inventory, previously purchased and paid for, that can be reworked and resold as Cabletron branded product. The Company has no further obligation to compensate Compaq for this returned product. The original cost, less estimated rework, of this inventory is $12.2 million and has been recorded as other income.

        As part of the alliance agreement, Compaq has agreed to continue to act as a reseller of Cabletron hardware and software products over the next two years; pursuant to this agreement, Compaq issued $34.0 million of prepaid purchase orders for Company product of which $8.2 million has been shipped by February 29, 2000. The remaining $25.8 million has been recorded as deferred revenue as of February 29, 2000 and will be recorded in sales as Compaq accepts the product over the next two-year period.

        In addition, the parties have agreed to pursue a strategic alliance focused on Cabletron’s Spectrum network management software. Compaq, in furtherance of this alliance, has committed to make a $14.0 million equity investment in Cabletron’s recently formed subsidiary, Aprisma, which markets Spectrum products.
CABLETRON SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note (20)    Quarterly Financial Data (unaudited)

	Net Sales	Gross Profit	Income (Loss) from Operations		Net Income (Loss)		Net Income (Loss) Per Share(a)
	(in thousands, except per share amounts)
2000
First Quarter	$ 349,533	$136,918	$ (39,977	)(b)	$ (22,525	)(b)	$(0.13)
Second Quarter	356,639	160,948	5,881		13,009		0.07
Third Quarter	371,653	172,517	20,239		42,598		0.22
Fourth Quarter	381,768	171,366	8,082	(c)	431,189	(c)	2.23

Total Year	$1,459,593	$641,749	$ 6,374		$ 464,271		$ 2.46

1999
First Quarter	$ 365,747	$149,635	$(161,360	)(d)	$(154,569	)(d)	$(0.95)
Second Quarter	370,591	171,791	5,030		6,393		0.04
Third Quarter	329,868	126,627	(113,027	)(e)	(84,477	)(e)	(0.50)
Fourth Quarter	345,073	151,876	(22,259	)(f)	(12,738	)(f)	(0.06)

Total Year	$1,411,279	$599,929	$(291,616)		$(245,391)		$(1.47)

(a)	Due to rounding some totals may not add.

The following items were included in special charges, in the corresponding fiscal quarter:

(b)	Includes $23.7 million related to the restructuring initiative that was announced in March 1999.
(c)	Includes $2.6 million adjustment to decrease the aforementioned restructuring initiative.
(d)	Includes $150.0 million of in-process research and development charges related to the acquisition of Yago.
(e)	Includes $67.4 million of in-process research and development charges related to the acquisitions of Ariel, FlowPoint and NetVantage.
(f)	Includes $17.6 million related to fixed asset loss for idle, obsolete and discarded equipment.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders
Cabletron Systems, Inc.:

        We have audited the accompanying consolidated balance sheets of Cabletron Systems, Inc. and subsidiaries as of February 29, 2000 and February 28, 1999, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended February 29, 2000. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cabletron Systems, Inc. and subsidiaries as of February 29, 2000 and February 28, 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended February 29, 2000, in conformity with generally accepted accounting principles.

/s/ KPMG LLP

Boston, Massachusetts
March 28, 2000, except for the last three paragraphs of Note 3, as to which the date is May 23, 2000

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information relating to the Directors of the Company is set forth in the section entitled “Proposal 1: Election of Class II Directors,” appearing in the Company’s Proxy Statement for its 2000 Annual Meeting of Stockholders (“Proxy Statement”), which is incorporated herein by reference. Information relating to the executive officers of the Company is included in the section titled “Executive Officers of the Registrant,” appearing in Part I hereof. Information with respect to directors and executive officers who failed to timely file reports required by Section 16(a) of the Securities Exchange Act of 1934 may be found in the Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.” Such information is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

        See the information set forth in the section entitled “Executive Compensation,” appearing in the Company’s Proxy Statement for its 2000 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        See the information set forth in the section entitled “Securities Ownership of Certain Beneficial Owners and Management,” appearing in the Company’s Proxy Statement for its 2000 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        See the information set forth in the section entitled “Certain Transactions,” appearing in the Company’s Proxy Statement for its 2000 Annual Meeting of Stockholders, which is incorporated herein by reference.

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

        (a)   Documents filed as part of this report:

1. Consolidated financial statements (see item 8)

The consolidated financial statements of Cabletron Systems, Inc. can be found in this document on the following pages:

page(s)
Independent Auditors’ Report	66
Consolidated Balance Sheets at February 29, 2000 and February 28, 1999	41
Consolidated Statements of Operations for fiscal years 2000, 1999 and 1998	42
Consolidated Statements of Stockholders’ Equity for fiscal years 2000, 1999 and 1998	43
Consolidated Statements of Cash Flows for fiscal years 2000, 1999 and 1998	44
Notes to Consolidated Financial Statements	45-65

2. Consolidated financial statement schedule

The consolidated financial statement schedule of Cabletron Systems, Inc. is included in Part IV of this report:

page(s)
Independent Auditors’ Report	66
Schedule II—Valuation and Qualifying Accounts	70

All other schedules have been omitted since they are not required, not applicable or the information has been included in the consolidated financial statements or the notes thereto.

3. Exhibits

The following exhibits unless herein filed are incorporated by reference.

3.6	Amended and Restated By-Laws of Cabletron Systems, Inc.
10.25	Promissory Note with Piyush Patel
10.26	Promissory Note with Earle S. Humphreys
10.27	Promissory Note with Enrique P. (Henry) Fiallo
10.28	Promissory Note with Enrique P. (Henry) Fiallo
22.1	Subsidiaries of Cabletron Systems, Inc.
23.1	Consent of Independent Auditors
27	Financial Data Schedule

        (b)   The Company filed one report on Form 8-K during the last quarter of the fiscal year ended February 29, 2000. On January 14, 2000, the Company announced that it had entered into Agreement and Plan of Merger and Reorganization with Efficient Networks, Inc., a Delaware corporation (“Efficient”), Fire Acquisition Corporation, a California corporation and wholly-owned subsidiary of Efficient, and FlowPoint Corporation, a California corporation and wholly-owned subsidiary of the Company, pursuant to which, on December 17, 1999, FlowPoint merged with and into Merger Sub and became a wholly-owned subsidiary of Efficient.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders
Cabletron Systems, Inc.:

        Under date of March 28, 2000, except for the last three paragraphs of Note 3, as to which the date is May 23, 2000, we reported on the consolidated balance sheets of Cabletron Systems, Inc. and subsidiaries as of February 29, 2000 and February 28, 1999, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended February 29, 2000. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedule as listed in item 14(a)2 of this Form 10-K. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

        In our opinion, the consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Boston, Massachusetts
March 28, 2000

CABLETRON SYSTEMS, INC.

VALUATION AND QUALIFYING ACCOUNTS
For Years Ended February 29, 2000, February 28, 1999 and 1998
(in thousands)

Description	Balance at beginning of period	Charged to expense	Amounts attributable to changes in foreign currency rates	Amounts written off	Balance at end of period
Allowance for doubtful accounts
February 29, 2000	$23,260	$17,650	$—	$(19,226)	$21,684
February 28, 1999	$21,043	$10,784	$—	$ (8,567)	$23,260
February 28, 1998	$15,476	$11,615	$(81)	$ (5,967)	$21,043

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CABLETRON SYSTEMS , INC .

/S / PIYUSH PATEL
By:
Piyush Patel
Chairman, President and Chief Executive Officer

May 30, 2000

Date

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Titles	Date

/S / PIYUSH PATEL Piyush Patel	Chairman, President and Chief Executive Officer	May 30, 2000

/S / DAVID J. KIRKPATRICK David J. Kirkpatrick	Corporate Executive Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	May 30, 2000

/S / MICHAEL D. MYEROW Michael D. Myerow	Secretary and Director	May 30, 2000

/S / PAUL R. DUNCAN Paul R. Duncan	Director	May 30, 2000

/S / DONALD F. MC GUINNESS Donald F. McGuinness	Director	May 30, 2000
EXHIBIT INDEX

Exhibit No.	Exhibit Description
3.1	Restated Certificate of Incorporation of Cabletron Systems, Inc., a Delaware corporation, which is incorporated by reference to Exhibit 3.1 of the Company’s Registration
Statement on Form S-1, No. 33-28055, (the First Form S-1).

3.2	Certificate of Correction of the Company’s Restated Certificate of Incorporation, which is incorporated by reference to Exhibit 3.1.2 of the Company’s Registration Statement on
Form S-1, No. 33-42534 (the Third Form S-1).

3.3	Certificate of Amendment of the Restated Certificate of Incorporation of Cabletron
Systems, Inc., incorporated by reference to Exhibit 4.3 of the Company’s Registration
Statement on Form S-3, No. 33-54466, (the First Form S-3).

3.5	Certificate of Amendment of the Restated Certificate of Incorporation of Cabletron Systems, Inc. filed with the Secretary of State of the State of Delaware on July 7, 1995

3.6	Amended and Restated By-laws of Cabletron Systems, Inc.

4.1	Specimen stock certificate of Cabletron Stock (incorporated by reference to Exhibit 4.1 of Cabletron’s Registration Statement on Form S-1, No. 33-28055.

10.1	1989 Restricted Stock Purchase Plan, which is incorporated by reference to Exhibit 10.1 of the First Form S-1.

10.2	1989 Restricted Stock Plan, which is incorporated by reference to Exhibit 10.2 of the First Form S-1.

10.3	1989 Equity Incentive Plan, as amended, which is incorporated by reference to Exhibit 4 of the Company’s Registration Statement on Form S-8, No. 33-50454.

10.5	1989 Stock Option Plan for Directors, as amended, which is incorporated by reference to Exhibit 10.5 of the Third Form S-1.

10.6	1998 Equity Incentive Plan, which is incorporated by reference to Exhibit 4.1 of the Company’s Form S-8 filed on July 29, 1999.

10.7	Agency Agreement between the Registrant and International Cable Networks Inc., which is incorporated by reference to Exhibit 10.6 of the First Form S-1.

10.8	Lease dated October 19, 1992 between the Registrant and Heidelberg Harris, Inc., relating to leased premises in Durham, New Hampshire, which is incorporated by reference to
Exhibit 10.9 of the First Form S-3.

10.17	Amendment No. One to Reseller Agreement dated as of February 7, 1998 by and between the Registrant and Digital (Incorporated by Reference to Exhibit 10.2 of the Registrant’s
Form 8-K/A of March 4, 1998).

10.19	Employment Agreement with Piyush Patel, which is incorporated by reference to Exhibit 10.19 of the Form 10-Q filed on July 15, 1999.

10.20	Employment Agreement with Romulus Pereira, which is incorporated by reference to Exhibit 10.20 of the Form 10-Q filed on July 15, 1999.

10.21	Change-in-control severance benefit plan for key employees, which is incorporated by reference to Exhibit 10.21 of the Form 10-Q filed on October 15, 1999.

Exhibit No.	Exhibit Description
10.22	Standstill and Disposition Agreement, dated as of December 17, 1999, between Efficient
Networks, Inc. and the Company, which is incorporated by reference to Exhibit 2.4 of the Company’s Current Report on Form 8-K, No. 001-10228.

10.23	Manufacturing Services Agreement (the “Flextronics Agreement”), dated as of February 29, 2000, between the Company and Flextronics International USA, Inc.

10.24	Agreement by Cabletron Systems, Inc. to Furnish Copies of Omitted Schedules and Exhibits to the Flextronics Agreement.

10.25	Promissory Note with Piyush Patel.

10.26	Promissory Note with Earl S. Humphreys.

10.27	Promissory Note with Enrique P. (Henry) Fiallo.

10.28	Promissory Note with Enrique P. (Henry) Fiallo.

22.1	Subsidiaries of Cabletron Systems, Inc.

23.1	Consent of Independent Auditors

27	Financial Data Schedule
DIRECTORS AND OFFICERS

Board of Directors

Piyush Patel
Chairman of the Board, President
and Chief Executive Officer

Craig R. Benson
Director

Paul R. Duncan
Executive Vice President
Reebok International, Ltd.

Donald F. McGuinness
Chairman of the Board
Electronic Designs, Inc.

Michael D. Myerow
Partner in law firm of Myerow & Poirier

Officers

Thomas D. Bunce
Executive Vice President, Product Development

Enrique P. Fiallo
President of Enterasys Networks and former Senior Vice President and Chief Information Officer

Thomas N. Gleason
Executive Vice President, North American/South American Sales

Earle S. Humphreys
President of GlobalNetwork Technology Services and former Executive Vice President, Global Services

Eric Jaeger
Executive Vice President of Corporate Affairs

David J. Kirkpatrick
Corporate Executive Vice President of Finance and Chief Financial Officer

Piyush Patel
Chief Executive Officer and President

Romulus S. Pereira
President of Riverstone Networks and former Chief Operating Officer

John J. Roese
Chief Technology Officer

Joseph H. Solari
President of Europe, Middle East and Africa

Michael A. Skubisz
President of Aprisma Management Technologies, Inc. and former Chief Technology Officer

Gary M. Workman
President of Operations, Asia Pacific
STOCKHOLDER INFORMATION

Annual Meeting of Stockholders

        The Annual Meeting of Stockholders will take place at 10:00 a.m. on Tuesday, July 11, 2000 at the Frank Jones Center, 400 Route One By-Pass, Portsmouth, NH 03801.

Stockholder Inquiries

        Inquiries relating to financial information of Cabletron Systems, Inc. should be addressed to:

Cabletron Systems, Inc.
Investor Relations
PO Box 5005
Rochester, NH 03866-5005
Telephone: (603) 337-2247
Facsimile: (603) 337-2654

Listing

        Cabletron Systems, Inc. common stock is traded on the New York Stock Exchange—symbol CS.

Transfer Agent

        State Street Bank and Trust Company is the Transfer Agent and Registrar of the Company’s common stock. Inquiries regarding lost certificates, change of address, name or ownership should be addressed to:

BankBoston, NA
EquiServe
P.O. Box 8040
Boston, MA 02266-8040

Independent Auditors

KPMG LLP
99 High Street
Boston, MA 02110

Legal Counsel

Ropes & Gray
One International Place
Boston, MA 02110