Form 10-Q
period 2000-06-03
CABLETRON SYSTEMS INC
filed 2000-07-18
CIK 846909

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 3, 2000

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

YES - X      NO -

As of June 30, 2000 there were 184,191,181 shares of the Registrant's common stock outstanding.

This document contains 17 pages

Exhibit index on page 16

PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CABLETRON SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)	(unaudited)
Assets	June 3, 2000	February 29, 2000
Current assets:
Cash and cash equivalents	$309,799	$350,980
Short-term investments	203,853	221,981
Accounts receivable, net	192,584	228,372
Inventories, net	89,297	85,016
Deferred income taxes	72,660	82,813
Prepaid expenses and other assets	50,154	38,211

Total current assets	918,347	1,007,373

Long-term investments	929,299	1,903,858
Property, plant and equipment, net	107,189	124,992
Intangible assets, net	129,009	130,284

Total assets	$2,083,844	$3,166,507

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$74,959	$117,631
Deferred revenue	97,082	119,011
Deferred gain	188,659	189,862
Accrued expenses	157,708	132,701

Total current liabilities	518,408	559,205
Long-term deferred income taxes	51,957	459,863

Total liabilities	570,365	1,019,068

Contingent Redemption Value of Common Stock Put Options	12,729	–
Stockholders' equity:
Preferred stock, $1.00 par value. Authorized 2,000 shares; none issued	–	–
Common stock, $0.01 par value. Authorized 240,000 shares; issued 184,732 and 183,585 shares, respectively	1,848	1,836
Treasury stock, at cost (550,000 shares at June 3, 2000)	(13,663)	–
Additional paid-in capital	631,102	630,155
Retained earnings	962,898	1,000,758

	1,582,185	1,632,749
Accumulated other comprehensive income	(81,435)	514,690

Total stockholders' equity	1,500,750	2,147,439

Total liabilities and stockholders' equity	$2,083,844	$3,166,507

                                           See accompanying notes to consolidated financial statements.

CABLETRON SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	(unaudited)

	Quarters ended

	June 3, 2000		May 31, 1999

Net sales		$275,064	$349,533
Cost of sales		153,559	209,593

Gross profit		121,505	139,940
Operating expenses:
Research and development		40,499	50,797
Selling, general and administrative		118,915	98,024
Amortization of intangible assets		6,488	7,360
Special charges		25,550	23,736

Loss from operations		(69,947)	(39,977)
Interest income, net		9,476	4,068
Other income, net		1,900	—

Loss before income taxes		(58,571)	(35,909)
Income tax benefit		20,711	13,384

Net loss	$	(37,860)	$(22,525)

Net loss per share:
Basic	$	(0.21)	(0.13)

Diluted	$	(0.21)	(0.13)

Weighted average number of shares outstanding:
Basic		184,116	173,090

Diluted		184,116	173,090

                                           See accompanying notes to consolidated financial statements.

CABLETRON SYSTEMS,
CONSOLIDATED STATEMENTS OF CASH FLOWS	(unaudited)
(in thousands)	Quarters ended
	June 3, 2000		May 31, 1999
Cash flows from operating activities:
Net loss	$	(37,860)	$	(22,525)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization		22,883		28,855
Provision for losses on accounts receivable		2,998		(1,407)
Asset impairment		14,937		6,000
Other (non-cash)		21		667
Changes in assets and liabilities:
Accounts receivable		21,366		(6,450)
Inventories		3,109		12,237
Prepaid expenses and other assets		(23,507)		(1,590)
Accounts payable and accrued expenses		19,036		(34,144)
Deferred revenue		(21,929)		—
Deferred gain		(1,203)		—
Deferred income taxes		(28,735)		2,056

Net cash used in operating activities		(28,884)		(16,301)

Cash flows from investing activities:
Capital expenditures		(11,165)		(9,448)
Outsourcing of manufacturing		(7,682)		—
Proceeds from sale of fixed assets		18		—
Cash paid for business acquisitions, net		(3,585)		—
Purchase of available-for-sale securities		(243,660)		(20,076)
Purchase of held-to-maturity securities		(20,841)		(128,465)
Sales/maturities of marketable securities		274,956		138,888

Net cash used in investing activities		(11,959)		(19,101)

Cash flows from financing activities:
Common stock issued to employee stock purchase plan		6,614		3,418
Common stock issued in business acquisitions		937		—
Proceeds from sale of common stock put options		2,429		—
Repurchase of common stock		(13,663)		—
Proceeds from exercise of stock options		3,708		2,381

Net cash provided by financing activities		25		5,799

Effect of exchange rate changes on cash		(363)		(427)

Net (decrease) increase in cash and cash equivalents		(41,181)		(30,030)

Cash and cash equivalents, beginning of period		350,980		159,422

		$309,799		$129,392

Cash paid (refunds received) during the period for:
Income taxes		$17		$2,452

                                           See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 2 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year. Certain prior year balances have been reclassified to conform to the current year presentation. The accompanying financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended February 29, 2000.

2. New Accounting Standards

In June 1998, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) which requires companies to record derivative instruments on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 will be effective for the Company's first quarter of fiscal year ending March 2, 2002. Management is currently evaluating the potential effects of this pronouncement on its consolidated financial statements. However, management does not expect the impact to be significant.

3. Inventories

Inventories consist of:
(in thousands)	June 3, 2000	February 29, 2000
Raw materials	$8,895	$20,503
Work-in-process	764	3,416
Finished goods	79,638	61,097

Total	$89,297	$85,016

4. Stock Repurchase and Put Option Program

On April 24, 2000, the Company's Board of Directors authorized the Company to repurchase up to $400.0 million of the Company's outstanding shares of common stock. As of June 3, 2000, the Company had repurchased approximately 0.6 million shares in the open market for $13.7 million and had commitments to repurchase an additional $6.3 million of common stock. The Company plans to continue repurchasing shares over the next 12 to 15 months, as market conditions indicate.

During the first quarter of fiscal 2001, the Company sold equity put options as an enhancement to its ongoing share repurchase program. Each put option entitles the holder to sell one share of the Company's common stock to the Company at a specified price. During the first quarter of fiscal 2001, the Company realized $2.4 million in premiums from the sale of put options covering approximately 0.6 million shares of our common stock. The put options have an average exercise price of $20.86 per share and expire on various dates between July 31, 2000 and November 30, 2000.

5. EPS Reconciliation

The basic and diluted loss per common share computations for the Company's reported net loss, at June 3, 2000 and May 31, 1999, used the same numerators and denominators because the effect of outstanding stock options to purchase common stock was anti-dilutive. For June 3, 2000 and May 31, 1999, the weighted-average number of stock options to purchase shares of common stock outstanding totaled 8.0 million and 3.7 million, respectively, but were not included in the calculation of diluted earnings per share since the effect was anti-dilutive. In addition, the effect of the 5.4 million shares that were issued, in September 1999, related to the acquisition of Yago, for the quarter ended May 31, 1999, was not included since the effect was anti-dilutive.

6. Comprehensive Income (Loss)

The Company's total comprehensive income (loss) was as follows:

	Quarter ended
(in thousands)	June 3, 2000	May 31, 1999
Net loss	$(37,860)	$	(22,525)
Other comprehensive income (loss):
Unrealized gain/(loss) on available-for-sale securities	(988,966)		(336)
Foreign currency translation adjustment	(218)		(6)
Income tax benefit	393,059		95

Total comprehensive loss	$(633,985)	$	(22,772)

The unrealized loss on available-for-sale securities in the quarter ended June 3, 2000 is primarily related to the unrealized loss on the Company's investment in shares of Efficient Networks, Inc.'s common stock.

Income tax benefit in the quarters ended June 3, 2000 and May 31, 1999, respectively, related to the unrealized loss on available-for-sale securities.

7. Restructuring Charges

In the first quarter of fiscal 2001, the Company recorded $27.1 million of special charges for the restructuring initiative undertaken during May 2000 as a result of the Company's transformation. The special charges consisted of $14.9 million related to asset impairments, $10.5 million related to severance benefits and $1.7 million related to exit costs. These charges reflect the expected sale of an office building in Rochester, NH, the planned closure of 20 sales offices worldwide, the write-off of certain assets that were not required subsequent to the transformation of the Company and the planned reduction of approximately 570 individuals from the Company's global workforce. The reduction in the global workforce is expected to be principally sales, engineering and administrative personnel but will also include targeted reductions impacting most functions within the Company. The exit costs which the Company expects to incur relate primarily to long-term lease commitments. This initiative is intended to establish the proper sizing of the transformed Company and to align the revenue opportunities with cost models. The Company expects to save approximately $60.0 million per year as a result of the lower operating costs. As of June 3, 2000, 83 employees have been terminated in accordance with the plan resulting in cash payments of $1.1 million. The Company expects to complete these actions prior to June 2, 2001 and pay an additional $11.1 million of cash in connection with this restructuring initiative.

In the first quarter of fiscal 2000, the Company recorded $23.7 million of special charges for the restructuring initiative undertaken during March 1999. These charges reflected the closure of the Company's manufacturing facility in Ohio, the planned closure of 40 sales offices worldwide (38 of which were closed as of June 3, 2000), the consolidation and outsourcing of manufacturing operations, the write-off of certain assets that were not required subsequent to the restructuring and the planned reduction of approximately 1,000 individuals from the Company's global workforce. The reduction in the global workforce was principally manufacturing and distribution personnel but also included targeted reductions impacting most functions within the Company. The exit costs, which the Company expected to incur, relate primarily to long-term lease commitments and repayments of economic development grants resulting from the closing of the Ohio facility. This initiative was intended to reduce the expense structure of the Company; lower cost of goods sold; increase cash reserves; provide higher return on assets and revenue per employee; enable aggressive asset reduction and consolidation initiatives and increase net income. As of June 3, 2000, 678 employees have been terminated in accordance with the plan. An adjustment to the original severance benefits charge was recorded during the fourth quarter of fiscal 2000 because the Company signed an agreement to outsource its manufacturing assets to a different OEM than originally planned. This OEM, Flextronics, hired more personnel than originally estimated. In the quarter ended June 3, 2001, a $1.5 million adjustment to the original exit costs was required, because the Company was relieved of certain potential liabilities regarding repayment of economic development grants. The Company completed this restructuring initiative during the quarter ended June 3, 2001. The remaining exit costs relate to facilities expenses that will be paid in future periods relating to facilities closed under this initiative.

The following table summarizes the recorded accruals and uses of the restructuring initiative, undertaken during March 1999, from inception through June 3, 2000:

(in thousands)	Asset Impairments	Severance Benefits	Exit Cost	Total
Total charge	$7,869	$11,657	$4,210	$23,736
Cash payments since inception	—	(8,718)	(2,428)	(11,146)
Non-cash items since inception	(7,947)	—	—	(7,947)
Adjustments to original charge	78	(2,939)	(1,280)	(4,141)

Accrual balance as of June 3, 2000	$—	$—	$502	$502

8. Segment and Geographical Information

The Company provides a broad product line and services for the computer networking industry. Substantially all revenues result from the sales of hardware and software products and professional services (training, consulting, installation, maintenance, etc.). In addition to reviewing financial results by geographical area, the Company's management also reviews each operating business' financial results. On February 10, 2000, the Company announced that it was planning to transform its business through the formation of four operating businesses. The four new businesses are Aprisma Management Technologies, Inc. ("Aprisma"), Enterasys Networks, Inc. ("Enterasys"), GlobalNetwork Technologies Services, Inc. ("GNTS") and Riverstone Networks, Inc. ("Riverstone"), each of which will continue the operations of a segment of the Company's business following the completion of the transformation of the Company. The non-core legacy products and miscellaneous product lines are reflected as "Other". All intercompany revenues and expenses are eliminated in computing revenues and operating income. Operating income excludes interest income, net; other income, net; taxes and special charges. As of June 3, 2000, assets had not been contributed to the operating businesses, thus all assets were attributed to the Company. The Other geographic region includes Canada and Latin American countries.

All revenue amounts are based on product shipment destination and asset balances are based on location. The operating income amount for the first quarter of fiscal 2001 excludes the $17.2 million of inventory write-off related to product discontinuations that resulted from the Company's planned transformation, $27.1 million of charges related to the restructuring initiative undertaken as a result of the transformation of the Company and the $1.5 million adjustment to the first quarter of fiscal 2000 restructuring charge. The operating income amounts for the first quarter of fiscal 2000 excludes the $23.7 million charge related to the restructuring initiative announced during the quarter.

	Three months ended
(in thousand)	June 3, 2000	May 31, 1999

Sales by geographic area:
United States	$168,024	$240,033
Europe	59,982	78,612
Pac Rim	27,835	23,852
Other	19,223	7,036

Total trade sales	$275,064	$349,533

	Three months ended
(in thousands)	June 3, 2000	May 31, 1999
Sales to unaffiliated customers (trade):
Aprisma	$14,363	$12,543
Enterasys	175,466	160,669
GNTS	10,410	5,942
Riverstone	14,122	2,480
Other	60,703	167,899

Total trade sales	$275,064	$349,533

Sales to related Entities:
Aprisma	$773	$—
Enterasys	1,660	—
GNTS	—	—
Riverstone	1,656	—
Other	—	—

Total intercompany sales	$4,089	$—

Segment operating profit (loss):
Aprisma	$(3,644)	$(1,166)
Enterasys	(2,294)	(16,005)
GNTS	(4,356)	(3,577)
Riverstone	(12,249)	(8,628)
Other	1,900	28,311

Total segment operating profit (loss)	$(20,643)	$(1,065)
Reconciliation:
Inventory write-off in cost of sales	(17,254)	(15,176)
Transformation costs in selling, general and administrative	(6,500)	—
Special charges	(25,550)	(23,736)
Interest income, net	9,476	4,068
Other income, net	1,900	—

Consolidated loss before income taxes	$(58,571)	$(35,909)

9.	Legal Proceedings

As previously disclosed in Cabletron's annual reports on Form 10-K for the years ended February 28, 1999 and 1998, a consolidated class action lawsuit purporting to state claims against Cabletron and certain officers and directors of Cabletron was filed in the United States District Court for the District of New Hampshire and, following transfer, is pending in the District of Rhode Island. The complaint alleges that Cabletron and several of its officers and directors disseminated materially false and misleading information about Cabletron's operations and acted in violation of Section 10(b) and Rule 10b-5 of the Exchange Act during the period between March 3, 1997 and December 2, 1997. The complaint also alleges that certain of the Company's alleged accounting practices resulted in the disclosure of materially misleading financial results during the same period. More specifically, the complaint challenged the Company's revenue recognition policies, accounting for product returns, and the validity of certain sales. The complaint does not specify the amount of damages sought on behalf of the class. Cabletron and other defendants moved to dismiss the complaint and, by Order dated December 23, 1998, the District Court expressed its intention to grant Cabletron's motion to dismiss unless the plaintiffs amended their complaint. The Plaintiffs timely served a Second Consolidation Class Action Complaint, and the Company has filed a motion to dismiss this second complaint. A ruling on that motion is not expected earlier than August 2000. The legal costs incurred by Cabletron in defending itself and its officers and directors against this litigation, whether or not it prevails, could be substantial, and in the event that the plaintiffs prevail, the Company could be required to pay substantial damages. This litigation may be protracted and may result in a diversion of management and other resources of the Company. The payment of substantial legal costs or damages, or the diversion of management and other resources, could have a material adverse effect on the Company's business, financial condition or results of operations.

In addition, the Company is involved in various other legal proceedings and claims arising in the ordinary course of business. Management believes that the disposition of these matters will not have a materially adverse effect on the financial condition or results of operations of the Company.

10.	Planned business divestiture

On May 23, 2000, the Company announced that it had reached a definitive agreement to sell its Digital Network Products Group (“DNPG”) to Gores Technology Group (“GTG”). Under the terms of the agreement, GTG agreed to pay the Company a portion of the payment upon closing, and the remaining portion is subject to the performance of the DNPG business in the future. This transaction is subject to negotiation and execution of ancillary agreements; it is expected to be finalized by the Company’s quarter ending on September 2, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS

During the fourth quarter of fiscal 2000, the Company announced its plans to transform the Company into four separate, independent operating businesses. Those new businesses are Aprisma Management Technologies, Inc. (“Aprisma”), Enterasys Networks, Inc. (“Enterasys”), GlobalNetwork Technologies Services, Inc. (“GNTS”) and Riverstone Networks, Inc. (“Riverstone”). Aprisma was established to focus on delivering infrastructure management software for service provider and enterprise markets based around the Company’s flagship Spectrum suite of products, Enterasys was established to focus on enterprise-class customers, GNTS was established to provide network infrastructure solutions that optimize application availability and network performance through the design, performance, management and security of complex networks and Riverstone was established to focus exclusively on the data center needs of co-location, content hosting and application service providers, as well as the infrastructure needs of internet service providers, multi-service operators and metro network providers. In addition, during the first quarter of fiscal 2001, the Company changed its reporting periods from calendar quarters ending on the last day of February to 13 week quarters ending on the Saturday closest to the last day of February. The change in reporting periods resulted in the Company having a 95 day quarter in the first quarter of fiscal 2001 as compared to a 92 day quarter in the first quarter of fiscal 2000. This change did not have a material impact on the operating results of the Company.

Cabletron Systems’ worldwide net sales in the first quarter of fiscal 2001 (the three month period ended June 3, 2000) were $275.1 million, a decrease of 21.3% from net sales of $349.5 million for the first quarter of fiscal 2000 (the three month period ended May 31, 1999). Net sales within the United States (domestic) decreased $72.0 million or 30.0% from $240.0 million or 68.7% of total net sales for the first quarter of fiscal 2000 to $168.0 million or 61.3% of total net sales for the first quarter of fiscal 2001. Domestic and worldwide net sales decreased due to the discontinuations of several non-core businesses and those related product lines. In addition, sales of the Company’s non-core legacy products decreased as the Company’s transformation continued and the Company focused on selling only products and services related to the four new operating businesses.

Sales of Aprisma products increased $2.6 million, or 20.7%, to $15.1 million in the first quarter of fiscal 2001 compared to $12.5 million in the first quarter of fiscal 2000. The increase in sales of Aprisma products is attributable to the increased number of service provider customers.

Sales of Enterasys products increased $16.5 million, or 10.2%, to $177.2 million in the first quarter of fiscal 2001 compared to $160.7 million in the first quarter of fiscal 2000. The increase in sales of Enterasys products was due to the introduction of new products, including the Matrix e7 chassis, and an increase in the number of units of SmartSwitch Routers sold, offset by a slight decrease in the average sales price of the SmartSwitch Routers.

Sales of GNTS services increased $4.5 million, or 75.2%, to $10.4 million in the first quarter of fiscal 2001 compared to $5.9 million in the first quarter of fiscal 2000. The increase in sales of GNTS services was due to significantly more new professional services offerings introduced subsequent to the end of the first quarter of fiscal 2000 as well as increased sales of services to its largest customers.

Sales of Riverstone products increased $13.3 million, or 536.2%, to $15.8 million in the first quarter of fiscal 2001 compared to $2.5 million in the first quarter of fiscal 2000. The increase in sales of Riverstone products was due to infrastructure expansion of the existing Internet service provider customers as they matured, conversion of customers from non-core to core products and acquisition of new and emerging service provider customers.

Sales of Cabletron non-core legacy and discontinued products decreased $111.3 million, or 66.3%, to $56.6 million in the first quarter of fiscal 2001 compared to $167.9 million in the first quarter of fiscal 2000. The decrease in sales of non-core legacy and discontinued products was principally due to the discontinuations of the DNPG and NetVantage product lines.

Gross profit as a percentage of net sales in the first quarter of fiscal 2001 increased to 44.2% from 39.2% for the first quarter of fiscal 2000. The increase was primarily due to lower sales of older product lines and increased sales of newer, higher margin products and services. The older product lines consisted of product lines identified to be discontinued or sold and had been impacted by price erosion and competition, which resulted in a lower gross profit percentage. The first quarter of fiscal 2001 contained a cost of sales charge of $17.3 million related to inventory write-off related to the transformation of the Company. The first quarter of fiscal 2000 contained a cost of sales charge of $15.2 million inventory write-off related to the discontinuations of several product lines. The Company expects the gross profit percentage to increase as a result the discontinuation of older, lower margin products.

Gross profit of Aprisma products increased $1.0 million, or 12.0%, to $9.7 million in the first quarter of fiscal 2001 compared to $8.7 million in the first quarter of fiscal 2000. The increase in gross profit was due to the increase in units shipped of Aprisma products. Gross profit as a percentage of net sales in the first quarter of fiscal 2001 decreased to 64.0% from 69.0% in the first quarter of fiscal 2000. The decrease was due to a change in product sales mix, which included more third party products.

Gross profit of Enterasys products increased $19.8 million, or 30.4%, to $85.0 million in the first quarter of fiscal 2001 compared to $65.2 million in the first quarter of fiscal 2000. The increase in gross profit was due to the change in product mix to include higher sales of Layer-3 Switching products as well as the realization of benefits from outsourcing manufacturing. Gross profit as a percentage of net sales in the first quarter of fiscal 2001 increased to 48.0% from 40.6% in the first quarter of fiscal 2000 due to savings achieved through the outsourcing of manufacturing and change in product mix.

Gross profit of GNTS services increased $2.9 million, or 195.5%, to $4.4 million in the first quarter of fiscal 2001 compared to $1.5 million in the first quarter of fiscal 2000. The increase in gross profit was due to increased sales volume, generated by the new product offerings and higher billable rates to its existing customer base and new customers. Gross profit as a percentage of net sales in the first quarter of fiscal 2001 increased to 42.5% from 25.2% in the first quarter of fiscal 2000 due to higher billable rates and higher gross profits achieved from fixed price projects.

Gross profit of Riverstone products increased $7.5 million, or 790.6%, to $8.5 million in the first quarter of fiscal 2001 compared to $1.0 million in the first quarter of fiscal 2000. The increase in gross profit was due to the increase in sales and a shift in product mix from the lower gross profit margin ATM (“asynchronous transfer mode”) products to the higher margin SSR (“SmartSwitch Routers”) products. Gross profit as a percentage of net sales in the first quarter of fiscal 2001 increased to 53.9% from 38.5%, due to the shift in product mix and economies of scale achieved through the increase in sales.

Research and development expenses (“R&D”) in the first quarter of fiscal 2001 decreased 20.3% to $40.5 million from $50.8 million in the first quarter of fiscal 2000. The decrease in research and development spending reflected the savings achieved through the reduction of staff from various R&D departments. The Company has fewer R&D ongoing projects as it discontinued research on non-core technologies. Research and development spending as a percentage of net sales decreased to 11.6% from 14.5%.

Selling, general and administrative (“SG&A”) expenses in the first quarter of fiscal 2001 increased 25.2% to $118.9 million from $95.0 million in the first quarter of fiscal 2000. This increase was a result of duplicative staffing required in transforming the Company, hiring of consultants and increased professional fees in connection with the transformation and investments in branding the four new companies.

Special charges in the first quarter of fiscal 2001 were $25.6 million which related to $27.1 million for the restructuring initiative undertaken during May 2000, as a result of the Company’s transformation, being offset by a $1.5 million adjustment to decrease the restructuring initiative undertaken during March 1999. The $27.1 million reflects the loss expected from the sale of an office building in Rochester, NH, the planned closure of 20 sales offices worldwide, the write-off of certain assets that are not anticipated to be required subsequent to the transformation of the Company and the planned reduction of approximately 570 individuals from the Company’s global workforce. The reduction in the global workforce is expected to be principally sales, engineering and administrative personnel but will also include targeted reductions impacting most functions within the Company. The exit costs which the Company expects to incur relate primarily to long-term lease commitments. This initiative is intended to establish the proper sizing of the transformed Company and to align the revenue opportunities with cost models. The Company expects to save approximately $60.0 million per year as a result of the lower operating costs. As of June 3, 2000, 83 employees have been terminated in accordance with the plan for cash payments of $1.1 million. The Company expects to complete these actions prior to June 2, 2001. Special charges in the first quarter of fiscal 2000 were $23.7 million. These charges related to the restructuring initiative undertaken during March 1999. These charges reflected the closure of the Company’s manufacturing facility in Ohio, the planned closure of 40 sales offices worldwide (38 of which were closed as of June 3, 2000), the consolidation and outsourcing of manufacturing operations, the write-off of certain assets that were not required subsequent to the restructuring and the planned reduction of approximately 1,000 individuals from the Company’s global workforce. The reduction in the global workforce was principally manufacturing and distribution personnel but also included targeted reductions impacting most functions within the Company. The exit costs, which the Company expected to incur, relate primarily to long-term lease commitments and repayments of economic development grants resulting from the closing of the Ohio facility. This initiative was intended to reduce the expense structure of the Company; lower cost of goods sold; increase cash reserves; provide higher return on assets and revenue per employee; enable asset reduction and consolidation initiatives and increase net income. As of June 3, 2000, 678 employees have been terminated in accordance with the plan. An adjustment to the original severance benefits charge was recorded during the fourth quarter of fiscal 2000, because the Company signed an agreement to outsource its manufacturing assets to a different OEM than originally planned. This OEM, Flextronics, hired more personnel than originally estimated. An adjustment to the original exit costs was required, because the Company was relieved of certain potential liabilities regarding repayment of economic development grants. The Company completed this restructuring initiative during the quarter ended June 3, 2001. The Company expects to pay approximately $0.5 million in remaining exit costs over the next several periods.’

Net interest income in the first quarter of fiscal 2001 increased $5.4 million to $9.5 million, as compared to $4.1 million in the same quarter of fiscal 2000. The increase reflects higher cash and investment balances during the first quarter of fiscal 2001 and higher interest rates.

Loss before income taxes for the first quarter of fiscal 2001 included $17.2 million of inventory write-off related to product discontinuations that resulted from the transformation of the Company, $6.5 million of amortization of intangible assets, $5.8 million of consulting and professional fees which were due to the transformation of the Company, $25.6 million special charge related to a restructuring initiative and $1.9 million of other income related to a gain on the sale of an equity investment. Loss before income taxes for the first quarter of fiscal 2000 included a $15.2 million of an inventory write-off related to the discontinuations of several product lines, $7.4 million of amortization of intangible assets and $23.7 million special charge related to the restructuring initiative. Excluding the impact of these items, loss before income taxes was $5.4 million, in the first quarter of fiscal 2000, compared to income before income taxes of $10.4 million, in the first quarter of fiscal 2001. The change was largely due to lower sales and higher SG&A expenses.

Aprisma’s loss before income taxes increased $2.4 million, or 212.5%, to $3.6 million for the first quarter of fiscal 2001 compared to $1.2 million for the first quarter of fiscal 2000. The additional loss was principally due to new sales and marketing employees being hired over the last 12 months and new marketing programs.

Enterasys’ loss before income taxes, excluding special charges, decreased $13.7 million, or 85.7%, to $2.3 million for the first quarter of fiscal 2001 compared to $16.0 million for the first quarter of fiscal 2000. The lower loss was principally due to a reduction of R&D through the elimination of non-core projects and staff reductions achieved through the restructuring initiative undertaken during the first quarter of fiscal 2000.

GNTS’ loss before income taxes, increased $0.8 million, or 20.4%, to $4.4 million for the first quarter of fiscal 2001 compared to $3.6 million for the first quarter of fiscal 2000. The additional loss was principally due to increased sales and marketing expenses and secondarily due to new employees being hired over the last 12 months to support its operations.

Riverstone’s loss before income taxes, increased $3.6 million, or 42.0%, to $12.2 million for the first quarter of fiscal 2001 compared to $8.6 million for the first quarter of fiscal 2000. The additional loss was principally due to new employees being hired over the last 12 months to support its operations and secondarily increased R&D expenses.

The Company’s effective tax benefit rate was 35.4% for the first quarter of fiscal 2001 compared to 37.3% for the first quarter of fiscal 2000. The tax benefit rate was higher than normal in the aforementioned quarters due to special charges which had a higher tax benefit rate than normal operating income and expenses. The Company expects that the tax rate in future quarters will be higher than the normal operating rate due to other income and other expenses that may be taxed at higher rates.

Liquidity and Capital Resources

Cash, cash equivalents, short and long-term investments decreased to $1,442.9 million at June 3, 2000 from $2,476.8 million at February 29, 2000. The balance at June 3, 2000 includes $683.0 million, recorded as long-term investments, related to the Company’s investment in Efficient Networks, Inc. (“Efficient”) compared to $1,665.5 million at February 29, 2000. Net cash used in operating activities was $28.9 million in the first quarter of fiscal 2001, compared to net cash used by operating activities of $16.3 million in the first quarter of fiscal 2000. The change in net cash used in operating activities at June 3, 2000 was primarily due to an increase in the loss from operations. Net cash provided by financing activities was $0 million in the first quarter of fiscal 2001 compared to net cash provided by financing activities of $5.8 million in the first quarter of fiscal 2000. During the first quarter of fiscal 2001, the receipt of cash related to purchases of shares of stock through the exercise of stock options and the employee stock purchase plan which largely offset the use of cash to repurchase shares of common stock in accordance with the Company’s stock repurchase program.

Net accounts receivable decreased by $35.8 million, to $192.6 million at June 3, 2000 from $228.4 million at February 29, 2000. The lower accounts receivable balance at June 3, 2000 is primarily due to lower sales during the first quarter of fiscal 2001, as compared to sales during the fourth quarter of fiscal 2000. Average day sales outstanding were 63 days at June 3, 2000 compared to 54 days at February 29, 2000. The days sales outstanding returned to a more normal range, of 63 days, due to the expiration of certain arrangements with Compaq that had a positive impact in the February 29, 2000 amount.

Worldwide inventories at June 3, 2000 were $89.3 million, or 52 days of sales, compared to $85.0 million, or 37 days of sales at February 29, 2000. Inventory turnover was 7.0 turns at June 3, 2000, compared to 9.9 turns at February 29, 2000. The change in inventory was due to the stockpiling of parts in anticipation of potential shortages.

Capital expenditures for the first three months of fiscal 2001 were $11.2 million compared to $9.4 million for the same period of the preceding year. Capital expenditures were principally related to purchases of computer and computer related equipment and leasehold improvements.

Current liabilities at June 3, 2000 were $518.4 million compared to $559.2 million at the end of the prior fiscal year. This decrease was largely due to decreases in accounts payable and lower deferred revenue. The accounts payable decrease was principally a result of the outsourcing of manufacturing; therefore, minimal purchases of raw materials were processed. The deferred revenue decrease was attributed to the fulfillment of orders and performance of services resulting in revenue being recognized during the first quarter of fiscal 2001.

In the opinion of management, internally-generated funds from operations and existing cash, cash equivalents and marketable securities will provide adequate funds to support the Company’s working capital, capital expenditure requirements and stock repurchase program for at least the next twelve months.

New Accounting Pronouncements

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

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate and Foreign Currency Exchange Risk

The Company maintains an investment portfolio consisting partly of debt securities of various issuers, types and maturities. Additionally, the Company, as a result of its global operating and financial activities, is exposed to changes in foreign currency exchange rates. The nature and magnitude of the Company’s interest rate and foreign currency exchange risks have not materially changed from the nature and magnitude of these risks at the end of the Company’s preceding fiscal year.

Equity Risk

At June 3, 2000, the Company held approximately 11.5 million shares of Efficient Networks common stock. The Company received this stock as consideration for the sale of its FlowPoint subsidiary on December 18, 1999. At June 3, 2000, Cabletron’s holdings of Efficient stock, totaled $683.0 million and represented 32.8% of Cabletron’s total assets. At February 29, 2000, Cabletron’s holdings of Efficient stock totaled $1,665.5 million and represented approximately 52.6% of Cabletron’s total assets.

The trading price of Efficient’s common stock has been highly volatile since Efficient’s initial public offering in 1999, from a low of approximately $29.25 per share to a high of approximately $187.75 per share. Based on the Company’s holdings on June 3, 2000, a hypothetical $10.00, $50.00 or $100.00 change in the trading price of Efficient common stock would cause the value of Cabletron’s holdings to change by approximately $115.9 million, $573.8 million and $1,147.6 million, respectively.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

[a] Exhibits

27 Financial Data Schedule

[b] Reports on Form 8-K

The Registrant filed one report on Form 8-K during the quarter for which this report is filed. On May 5, 2000, the Registrant announced that its Board of Directors amended the Company’s By-Laws and changed its fiscal year end from the last day in February to the Saturday closest to the last day in February.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CABLETRON SYSTEMS, INC.

July 18, 2000	By: /s/ Piyush Patel
Date	Piyush Patel Chairman, President and Chief Executive Officer

Signature	Titles	Date

/s/ Piyush Patel Piyush Patel	Chairman, President and Chief Executive Officer	July 18, 2000

/s/ David J. Kirkpatrick David J. Kirkpatrick	Corporate Executive Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	July 18, 2000

EXHIBIT INDEX

Exhibit No.	Exhibit	Page No.

11.1	Included in notes to consolidated financial statements	—

27	Financial Data Schedule	—