Form 10-Q
period 2000-09-02
CABLETRON SYSTEMS INC
filed 2000-10-18
CIK 846909

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 2, 2000

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

YES -  X NO -

As of October 2, 2000 there were 184,294,457 shares of the Registrant's common stock outstanding.

This document contains 29 pages

Exhibit index on page 28

PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
CABLETRON SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)	(unaudited)
Assets	September 2, 2000	February 29, 2000

Current assets:
Cash and cash equivalents	$364,950	$350,980
Short-term investments	194,046	221,981
Accounts receivable, net	168,508	228,372
Inventories, net	84,934	85,016
Short-term deferred income taxes	84,225	82,813
Prepaid expenses and other assets	62,691	38,211

Total current assets	959,354	1,007,373

Long-term investments	797,521	1,903,858
Property, plant and equipment, net	96,113	124,992
Intangible assets, net	39,279	130,284
Long-term deferred income taxes	27,367	---

Total assets	$1,919,634	$3,166,507

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$76,312	$117,631
Deferred revenue	123,245	119,011
Deferred gain	173,436	189,862
Accrued expenses	116,769	132,701

Total current liabilities	489,762	559,205
Long-term deferred income taxes	---	459,863
Other long-term liabilities	29,750	---

Total liabilities	519,512	1,019,068

Contingent redemption value of common stock put options	19,629	---
Redeemable preferred stock, $1.00 par value.(65 shares of
Series A and 25 shares of Series B were designated,
issued and outstanding at Sept. 2, 2000)	52,800	---
Stockholders' equity:
Undesignated preferred stock, $1.00 par value. Authorized
1,910 shares	---	---
Common stock, $0.01 par value. Authorized
450,000 shares; issued 185,378 and 183,585 shares,
respectively	1,854	1,836
Treasury stock, at cost (1,150 shares at Sept. 2, 2000)	(30,043)	---
Additional paid-in capital	669,710	630,155
Retained earnings	820,025	1,000,758

	1,461,546	1,632,749
Accumulated other comprehensive income	(133,853)	514,690

Total stockholders' equity	1,327,693	2,147,439

Total liabilities and stockholders' equity	$1,919,634	$3,166,507

See accompanying notes to consolidated financial statements.

CABLETRON SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	(unaudited)

	Three months ended		Six months ended

	September 2,	August 31,	September 2,	August 31,
	2000	1999	2000	1999

Net sales	$261,434	$356,639	$536,498	$706,172
Cost of sales	139,191	192,264	292,750	401,857

Gross profit	122,243	164,375	243,748	304,315
Operating expenses:
Research and development	34,970	46,799	75,469	97,596
Selling, general and administrative	118,217	104,226	237,132	202,250
Amortization of intangible assets	20,772	7,469	27,260	14,829
Special charges	---	---	25,550	23,736

Income (loss) from operations	(51,716)	5,881	(121,663)	(34,096)
Interest income, net	8,760	3,832	18,236	7,900
Other income (expense), net	(121,415)	10,027	(119,515)	10,027

Income (loss) before income taxes	(164,371)	19,740	(222,942)	(16,169)
Income tax expense (benefit)	(53,499)	6,731	(74,210)	(6,653)

Net income (loss)	($110,872)	$13,009	($148,732)	($9,516)

Dividend effect of beneficial conversion
feature to Series A and Series B
Preferred Stockholders	(32,000)	---	(32,000)	---

Net income (loss) to common
shareholders	($142,872)	$13,009	($180,732)	($9,516)

Net income (loss) per common share:
Basic	($0.78)	$0.07	($0.98)	($0.05)

Diluted	($0.78)	$0.07	($0.98)	($0.05)

Weighted average number of common
shares outstanding:
Basic	184,186	174,159	184,150	173,624

Diluted	184,186	186,381	184,150	173,624

See accompanying notes to consolidated financial statements.

CABLETRON SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS	(unaudited)
(in thousands)	Six Months Ended
	September 2, 2000	August 31, 1999

Cash flows from operating activities:
Net loss	($148,732)	($9,516)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	59,037	57,658
Provision for losses on accounts receivable	683	(2,088)
Asset impairment	144,152	7,869
Other (non-cash)	7,400	(9,329)
Changes in assets and liabilities:
Accounts receivable	36,787	(14,009)
Inventories	(25,034)	1,964
Prepaid expenses and other assets	(35,853)	3,374
Accounts payable and accrued expenses	(80,517)	(75,942)
Deferred revenue	(16,956)	(20,234)
Deferred gain	(16,426)	---

Net cash used in operating activities	(75,459)	(60,253)

Cash flows from investing activities:
Capital expenditures	(18,709)	(18,299)
Outsourcing of manufacturing	(7,682)	---
Proceeds from sale of fixed assets	19	---
Cash paid for business acquisitions, net	(5,921)	---
Purchase of available-for-sale securities	(441,817)	(33,891)
Purchase of held-to-maturity securities	(74,398)	(128,465)
Sales/maturities of marketable securities	558,960	180,002

Net cash provided by (used in) investing activities	10,452	(653)

Cash flows from financing activities:
Common stock issued to employee stock purchase plan	6,614	3,418
Common stock issued in business acquisitions	987	---
Proceeds from sale of common stock put options	4,144	---
Proceeds from issuance of preferred stock, warrants and stock
purchase rights	87,750	---
Repurchase of common stock	(30,043)	---
Proceeds from exercise of stock options	10,257	9,489

Net cash provided by financing activities	79,709	12,907

Effect of exchange rate changes on cash	(732)	(420)

Net (decrease) increase in cash and cash equivalents	13,970	(48,419)
Cash and cash equivalents, beginning of period	350,980	159,422

Cash and cash equivalents, end of period	$364,950	$111,003

Cash paid (refunds received) during the period for:
Income taxes	$100	($730)

See accompanying notes to consolidated financial statements.

CABLETRON SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Cabletron Systems, Inc. (the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Article 2 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year. Certain prior period balances have been reclassified to conform to the current year presentation. The accompanying financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended February 29, 2000.

2. Business Operations

During the second quarter of fiscal 2001, the Company completed the transformation of its operating businesses into four operating subsidiaries: Aprisma Management Technologies, Inc. (“Aprisma”), Enterasys Networks, Inc. (“Enterasys”), GlobalNetwork Technology Services, Inc. (“GNTS”) and Riverstone Networks, Inc. (“Riverstone”). The Company has issued securities that are convertible into common stock in each of these subsidiaries to employees, consultants and private investors. The Company is considering strategic opportunities with respect to each operating subsidiary, including an initial public offering (“IPO”) and subsequent distribution of the remaining shares to the Company’s shareholders or a sale of the business, assets and liabilities of one or more of the subsidiaries.

3. New Accounting Standards

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

In June 1999, the FASB issued SFAS 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB Statement No. 133”, which delayed the effective date of SFAS 133 by one year to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS 138 “Accounting for Certain Derivative Instruments and Certain Hedging Activities – an amendment of FASB Statement No. 133” which will be adopted concurrently with SFAS 133. SFAS 138 amends the accounting and reporting standards of SFAS 133 for certain derivative instruments and hedging activities and incorporates decisions made by the FASB related to the Derivatives Implementation Group process. The Company is currently evaluating the potential effects of SFAS 133 and SFAS 138 on its consolidated financial statements. However, management does not expect the impact to be significant.

In March 2000, the FASB issued Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation” as an Interpretation of APB Opinion No. 25 (FIN 44), which must be applied prospectively to new stock option awards, exchanges of awards in a business combination, modifications to outstanding awards and changes in grantee status that occur on or after July 1, 2000. The Company adopted FIN 44 effective July 1, 2000 with no impact on its historical consolidated statements and related disclosures.

4. Inventories
Inventories consist of:
	September 2,	February 29,
(in thousands)	2000	2000

Raw materials	$8,691	$20,503
Finished goods	76,243	64,513

Total	$84,934	$85,016

5. Stock Repurchase and Put Option Program

On April 24, 2000, the Company's Board of Directors authorized the Company to repurchase up to $400.0 million of the Company's outstanding shares of common stock. As of September 2, 2000, the Company had repurchased approximately 1.2 million shares in the open market for $30.0 million and had outstanding put warrants to repurchase an additional $19.6 million of common stock.

During the first six months of fiscal 2001, the Company sold equity put options as an enhancement to its ongoing share repurchase program. Each put option entitles the holder to sell one share of the Company's common stock to the Company at a specified price. During the first six months of fiscal 2001, the Company realized $4.1 million in premiums from the sale of put options covering approximately 1.0 million shares of our common stock. Approximately 0.2 million of the put options expired unexercised during the first six months of fiscal 2001. The outstanding put options have an average exercise price of $27.07 per share and expire on various dates between September 15, 2000 and November 30, 2000.

6. EPS Reconciliation

The reconciliation of the numerators and denominators of the basic and diluted income (loss) per common share computations for the Company’s reported net income (loss) is as follows:

	Three months ended		Six months ended
	September 2,	August 31,	September 2,	August 31,
(in thousands, except per share amounts)	2000	1999	2000	1999

Net income (loss)	($110,872)	$13,009	($148,732)	($9,516)
Dividend effect of beneficial conversion feature to
Series A and Series B Preferred Stockholders	(32,000)	-	(32,000)	-

Net income (loss) to common shareholders	($142,872)	$13,009	($180,732)	($9,516)

Weighted average number of common
shares outstanding - basic	184,186	174,159	184,150	173,624
Dilutive effect:
Contingent shares per acquisition agreement	-	5,416	-	-
Net additional common shares upon exercise
of common stock options	-	6,806	-	-

Weighted average number of common
shares outstanding - diluted	184,186	186,381	184,150	173,624

Net income (loss) per common share - basic	($0.78)	$0.07	($0.98)	($0.05)

Net income (loss) per common share - diluted	($0.78)	$0.07	($0.98)	($0.05)

For the three months ended September 2, 2000 and for the six months ended September 2, 2000 and August 31, 1999, the weighted-average number of stock options outstanding totaled 6.6 million, 7.3 million and 5.5 million, respectively, but were not included in the calculation of diluted earnings per share since the effect was anti-dilutive. The September 2, 2000 amounts exclude the potential dilution of warrants and preferred stock that were issued during the quarter ended September 2, 2000, because the effect was anti-dilutive. In addition, for the six months ended August 31, 1999, the effect of the 5.4 million shares that were issued, in September 1999, related to the acquisition of Yago was not included since the effect was anti-dilutive.

7. Comprehensive Income (Loss)

The Company's total comprehensive income (loss) is as follows:
	Three months ended		Six months ended
	September 2,	August 31,	September 2,	August 31,
(in thousands)	2000	1999	2000	1999

Net income (loss)	($110,872)	$13,009	($148,732)	($9,516)
Other comprehensive income (loss):
Net unrealized loss on available-for-sale
securities	(84,920)	(1,336)	(1,073,886)	(1,577)
Foreign currency translation adjustment	(297)	(1,115)	(515)	(1,121)
Income tax benefit	32,799	---	425,858	---

Total comprehensive income (loss)	($163,290)	$10,558	($797,275)	($12,214)

The unrealized loss on available-for-sale securities in the three and six months ended September 2, 2000 is related primarily to the unrealized loss on the Company's investment in shares of Efficient Networks, Inc.'s (“ Efficient”) common stock.

Income tax benefit in the three and six months ended September 2, 2000 is related primarily to the unrealized loss on available-for-sale securities.

8. Special Charges

In the first six months of fiscal 2001, the Company recorded $27.1 million of special charges for the restructuring initiative undertaken during May 2000 in connection with the Company's transformation. The special charges consisted of $13.5 million related to asset impairments, $11.9 million related to severance benefits and $1.7 million related to exit costs. These charges reflect the expected sale of an office building in Rochester, NH, the planned closure of 20 sales offices worldwide, the write-off of certain assets that were not required subsequent to the transformation of the Company and the planned reduction of approximately 570 individuals from the Company’s global workforce. The reduction in the global workforce was principally sales, engineering and administrative personnel and has also included targeted reductions impacting most functions within the Company. The exit costs which the Company expects to incur relate primarily to long-term lease commitments. This initiative is intended to establish the proper sizing of the transformed Company and to align the revenue opportunities with cost models. As of September 2, 2000, 483 employees have been terminated in accordance with the plan.

The following table summarizes the recorded accruals and uses of the restructuring initiative from inception through September 2, 2000:

		Asset	Severance	Exit
(in thousands)	Impairments		Benefits	Costs	Total

Total charge		$13,512	$11,872	$1,667	$27,051
Cash payments since inception		---	(10,392)	(365)	(10,757)
Non-cash items since inception		(13,512)	---	---	(13,512)

Accrual balance as of Sept. 2, 2000	$	---	$1,480	$1,302	$2,782

9. Preferred Stock, Warrants and Stock Purchase Rights

On August 30, 2000, the Company granted rights to an investor group to purchase securities of the Company and securities of the Company’s four new operating subsidiaries. The Company has issued to the investors Series A and Series B Preferred Stock, as well as warrants to purchase Company common stock, and has agreed to issue to the investors additional warrants upon the occurrence of certain events relating to the operating subsidiaries, including the sale of an operating subsidiary or the failure of an operating subsidiary to consummate an IPO. In addition, each of the four operating subsidiaries has issued to the investors rights to purchase shares of its common stock, and the Company has agreed to cause each operating subsidiary to issue rights to purchase additional shares of its common stock to the investors upon the occurrence of certain events. The initial exercise prices and the number of shares issuable upon exercise of the subsidiary stock purchase rights are subject to adjustment. The Company may require the investors to exercise a portion of these stock purchase rights at the time of an operating subsidiary's initial public offering. A summary of the terms of these securities follows.

Preferred Stock. As of September 2, 2000, there were 2,000,000 authorized shares of preferred stock, par value $1.00 per share, of which (A) 65,000 shares of 4% Series A Participating Convertible Preferred Stock ("Series A Preferred Stock") were issued and outstanding and (B) 25,000 shares of 4% Series B Participating Convertible Preferred Stock ("Series B Preferred Stock,") and together with the Series A Preferred Stock, (the “Preferred Stock”) were issued and outstanding. The remaining 1,910,000 shares represent undesignated, unissued "blank check" preferred stock.

Voting. Shares of the Preferred Stock vote on an as-converted basis with the common stock.

Seniority. With respect to liquidations, the Preferred Stock ranks senior to the common stock and pari passu with or senior to all other series of preferred stock. However, at such time as less than 50% of the originally issued shares of Preferred Stock remain outstanding, the Company is permitted to issue new series of Preferred Stock ranking senior to these classes of Preferred Stock.

Liquidation Preference. The Preferred Stock has an initial liquidation preference equal to the sum of $1,000 per share (adjusted for stock dividends, splits, combinations or similar events) and accrued and unpaid dividends (such sum being the "Liquidation Preference"). However, if greater, this Liquidation Preference is increased upon the liquidation of the Company to an amount equal to the liquidation proceeds payable with respect to the common stock into which the Preferred Stock is convertible.

Dividends. Dividends on the Preferred Stock compound quarterly and accrue from the date of issue at a rate equal to the greater of 4.00% per annum (compounded quarterly) on its Liquidation Preference or the aggregate cash dividends payable with respect to the common stock into which the Preferred Stock is convertible. However, cash dividends on the Preferred Stock are not payable without the consent of a majority of holders of such stock.

Conversion Feature. Each share of Series A Preferred Stock is convertible at any time at the option of the holder into that number of shares of common stock of the Company equal to the Liquidation Preference of the share of Series A Preferred Stock at that time divided by $40.00, adjusted for stock dividends, splits, combinations or similar events (the "Series A Conversion Price"). Each share of Series B Preferred Stock is convertible at any time at the option of the holder into that number of shares of common stock of the Company equal to the Liquidation Preference of the share of Series B Preferred Stock at that time divided by $30.00, adjusted for stock dividends, splits, combinations or similar events (the "Series B Conversion Price," together with the Series A Conversion Price, the "Conversion Price"). On the conversion of Preferred Stock, any property placed in escrow with respect to such stock (as described immediately below) will be released to the holder of such stock. If certain restrictions prevent the holders of the Preferred Stock from exercising their redemption rights (as described below under the heading "Shareholder Redemption Rights"), then the Conversion Price will be adjusted to equal 90% of the market price of the Company’s common stock on the date specified for such redemption.

Escrow Accounts. If the Company makes a distribution of property (including shares of Controlled stock) with respect to the Company’s common stock prior to the conversion of a holder’s Preferred Stock, the holder will participate in such distribution as follows. If the distribution is of stock of Controlled or any of the Company’s other Direct Subsidiaries ("Spin Shares"), the holder will participate in such distribution immediately on an as-converted basis; however, such Spin Shares will be placed in escrow on the holder’s behalf (a "Spin Escrow"). The Spin Shares will be legally issued and outstanding and will be shown as issued and outstanding on the respective corporation’s financial statements. The holders of Preferred Stock will have current voting and dividend rights with respect to Spin Shares placed in a Spin Escrow on their behalf. The Spin Shares will be treated as owned by the holder for federal income tax purposes. To the extent the Company makes a distribution of property other than Spin Shares or pays cash dividends at a rate greater than the stated accrual on the Preferred Stock (an "Extraordinary Dividend"), the amount of such Extraordinary Dividend that would be distributed to the holders of the then outstanding Preferred Stock if converted immediately prior to such distribution will also be placed in an escrow (an "Extraordinary Dividend Escrow," together with the Spin Escrow, the "Escrows"). Any Spin Shares or Extraordinary Dividends held in Escrows with respect to a holder of Preferred Stock will be released to the holder when the holder converts the Preferred Stock. If a holder redeems (as opposed to converts) the Preferred Stock, any Spin Shares held in a Spin Escrow with respect to the holder will be contributed to such Direct Subsidiary on behalf of the holder, and any Extraordinary Dividend held in an Extraordinary Dividend Escrow with respect to the holder will revert to the Company.

Shareholder Redemption Rights. At any time on or after February 23, 2003, a holder of Preferred Stock may require the Company to redeem for cash all (but not less than all) of the holder’s Preferred Stock at the Liquidation Preference then in effect. In the event of a 50% change in control of the Company, holders of the Preferred Stock will have the right to require the Company to redeem for cash all or any portion of the Preferred Stock for the greater of (1) 101% of the Liquidation Preference then in effect or (2) the aggregate market value of the shares of common stock into which the Preferred Stock is then convertible (provided that if the change in control is triggered by a transaction in which holders of common stock receive property, any amount payable under clause (2) in excess of the amount payable under clause (1) may be paid in such property).

The Company's Redemption Rights. At any time on or after February 23, 2004, the Company will have the right to redeem for cash all (but not less than all) of the Preferred Stock at the Liquidation Preference then in effect (subject to the rights of the holders of the Preferred Stock to convert to common stock immediately prior to such redemption).

Class A Warrants. The Company issued warrants to certain preferred stockholders to purchase 250,000 shares of common stock at an initial exercise price of $45.00 per share, adjusted for stock dividends, splits, combinations or similar events (the "Class A Warrants"). The Class A Warrants are exercisable until August 2007 and otherwise contain customary terms and conditions (including provisions with respect to "cashless" exercise and customary anti-dilutive provisions).

Class B Warrants. The Company issued warrants to certain preferred stockholders to purchase 200,000 shares of common stock at an initial exercise price of $35.00 per share, adjusted for stock dividends, splits, combinations or similar events (the "Class B Warrants". The Class B Warrants are exercisable until August 2007 and otherwise contain customary terms and conditions (including provisions with respect to "cashless" exercise and customary anti-dilutive provisions).

Subsidiary Stock Purchase Rights. The investors have agreed to purchase 0.75% of the common stock of each subsidiary that consummates an IPO of its common stock at the time of that subsidiaries IPO. In addition, each of the operating subsidiaries has granted to the investors rights to purchase up to 4.25% (inclusive of the 0.75%) of its common stock, which become exercisable upon the occurrence of certain events. The exercise price of these rights will depend upon the number of rights the investors exercise and the timing of the exercises.

Contingent Subsidiary Warrants. The Company has agreed to cause each of the operating subsidiaries to issue warrants to purchase additional shares of its common stock to the investors under certain circumstances, depending upon the valuation of the operating subsidiary at the time of its IPO exceeding certain thresholds. These warrants will have an exercise price equal to the operating subsidiary’s IPO price per share. In addition, concurrently with a distribution by the Company of capital stock of an operating subsidiary to Cabletron stockholders, the operating subsidiary is required to issue warrants to the investors to purchase additional shares at an exercise price that will depend upon the market value of the Company and the relevant operating subsidiary at the time of issuance.

The transaction with the investor group has been accounted in accordance with EITF 00-6 "Accounting for Free Standing Derivative Financial Instruments Indexed to and Potentially Settled in the Stock of a Consolidated Subsidiary", which was recently issued by the FASB, EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and related accounting pronouncements, which specify the accounting treatment for equity instruments of corporations and consolidated subsidiaries. These EITFs and related pronouncements determine the valuation of certain non-cash equity instruments, liabilities, deemed dividends and other related items, as well as the presentation of these items in the Company's financial statements. These are non-cash items that will not impact the Company's pro forma operating results or net income. The complexity of the transaction and the interplay and application of the EITFs to the transaction is subject to a range of interpretations. In addition, due to the fact that this transaction closed on August 30, 2000, the Company has accounted for the transaction based upon preliminary valuations, which may change when the valuations have been finalized. For purposes of preparing the financial statements contained in this filing, the Company has assumed an interpretation yielding conservative probable valuations for these items (described below). The Company and its independent accountants are continuing to review the application of the EITFs to the transaction, including the appropriate valuations.

The Company ascribed $5.2 million to the Class A and Class B warrants. The amounts ascribed to the issuance of the warrants were recorded as additional paid in capital of the Company.

$29.8 million was ascribed to the operating subsidiary stock purchase rights. The stock purchase rights were recorded as a long-term liability in accordance with EITF 00-6.

$52.8 million was ascribed to the Series A and Series B preferred stock. A dividend was recognized at the time of issuance (a beneficial conversion) of $32.0 million in accordance with EITF 98-5, which represents the excess of aggregate fair value of the common stock that the investor would receive at the earliest conversion date over the proceeds ascribed to the Preferred Stock.

10. Other Income (Expense)

Other expense, net in the quarter ended September 2, 2000 related primarily to the charges incurred associated with the sale of the Company’s Digital Network Products Group (“DNPG”) division and certain of the Company’s legacy product lines. During the second quarter of fiscal 2001, the Company estimated the impairment on DNPG assets and certain legacy product lines and recognized charges of $118.9 million. The sale of DNPG was completed on September 25, 2000. The charges related to intangible assets, inventory, accounts receivable and net fixed assets.

11. Segment and Geographical Information

The Company and its operating subsidiaries provide a broad product line and services for the computer networking industry. Substantially all revenues result from the sales of hardware and software products and professional services (training, consulting, installation, maintenance, etc.). The Company’s management reviews the Company’s financial results based on the four operating subsidiaries. The Company’s DNPG and non-core legacy products are reflected as "Other". Operating income (loss), at the subsidiary level, excludes stock based compensation charges resulting from subsidiary stock options issued to non-subsidiary employees determined in accordance with FASB Interpretation 44 ("Accounting for Certain Transactions Involving Stock Compensation") which are eliminated in the consolidated results of the Company. The Other geographic region includes Canada and Latin American countries. All revenue amounts are based on product shipment destination .

	Three months ended			Six months ended
	September 2,	August 31,		September 2,	August 31,
(in thousands)	2000		1999	2000		1999
Sales to unaffiliated customers (trade):
Aprisma	$15,877		$11,947	$30,240		$24,960
Enterasys	189,957		158,754	365,423		319,423
GNTS	12,498		6,848	22,908		12,320
Riverstone	20,192		2,844	34,314		5,324
Other	22,910		176,246	83,613		344,145

Total trade sales	$261,434		$356,639	$536,498		$706,172
Sales to related Entities:
Aprisma	$1,469	$	---	$2,242	$	---
Enterasys	715		---	2,375		---
GNTS	---		---	---		---
Riverstone	362		---	2,018		---
Other	---		---	---		---

Total intercompany sales	$2,546	$	---	$6,635	$	---
Total segment sales:
Aprisma	$17,346		$11,947	$32,482		$24,960
Enterasys	190,672		158,754	367,798		319,423
GNTS	12,498		6,848	22,908		12,320
Riverstone	20,554		2,844	36,332		5,324
Other	22,910		176,246	83,613		344,145

Total sales before eliminations	263,980		356,639	543,133		706,172
Eliminations	(2,546)		---	(6,635)		---

Total segment sales	$261,434		$356,639	$536,498		$706,172

	Three months ended		Six months ended
	September 2,	August 31,	September 2,	August 31,
(in thousands)	2000	1999	2000	1999
Segment income (loss) from operations:
Aprisma	$(3,868)	$(3,347)	$(7,512)	$(4,043)
Enterasys	12,818	7,412	10,521	(5,507)
GNTS	(5,022)	(3,747)	(9,674)	(7,959)
Riverstone	(9,552)	(11,571)	(21,801)	(20,454)
Other	(46,092)	17,134	(93,197)	3,867

Total segment income (loss) from operations	$(51,716)	$5,881	$(121,663)	$(34,096)
Reconciliation:
Interest income, net	8,760	3,832	18,236	7,900
Other income (expense), net	(121,415)	10,027	(119,515)	10,027

Income (loss) before income taxes	$(164,371)	$19,740	$(222,942)	$(16,169)

Compensation charges resulting from subsidiary stock options issued to non-subsidiary employees were:

	Three months ended		Six months ended
	September 2,	August 31,	September 2,	August 31,
(in thousands)	2000	1999	2000	1999
Aprisma	$763	---	877	---
Enterasys	$1,500	---	1,699	---
GNTS	$838	---	953	---
Riverstone	$2,598	---	2,861	---

Total trade sales by geography were:
	Three months ended		Six months ended
	September 2,	August 31,	September 2,	August 31,
(in thousands)	2000	1999	2000	1999
Sales by geographic area:
United States	$155,991	$226,358	$321,322	$466,391
Europe	60,093	92,649	120,075	171,261
Pac Rim	30,163	29,002	57,998	52,854
Other	15,187	8,630	37,103	15,666

Total trade sales	$261,434	$356,639	$536,498	$706,172

12. Legal Proceedings

As previously disclosed in Cabletron's annual report on Form 10-K for the year ended February 29, 2000, on March 3, 1998 a consolidated class action lawsuit purporting to state claims against Cabletron and certain officers and directors of Cabletron was filed in the United States District Court for the District of New Hampshire and, following transfer, is pending in the District of Rhode Island. The complaint alleges that Cabletron and several of its officers and directors disseminated materially false and misleading information about Cabletron's operations and acted in violation of Section 10(b) and Rule 10b-5 of the Exchange Act during the period between March 3, 1997 and December 2, 1997. The complaint also alleges that certain of the Company's accounting practices resulted in the disclosure of materially misleading financial results during the same period. More specifically, the complaint challenged the Company's revenue recognition policies, accounting for product returns, and the validity of certain sales. The complaint does not specify the amount of damages sought on behalf of the class. Cabletron and other defendants moved to dismiss the complaint and, by Order dated December 23, 1998, the District Court expressed its intention to grant Cabletron's motion to dismiss unless the plaintiffs amended their complaint. The Plaintiffs timely served a Second Consolidation Class Action Complaint, and the Company filed a motion to dismiss this second complaint. A ruling on that motion is not expected earlier than November 2000. The legal costs incurred by Cabletron in defending itself and its officers and directors against this litigation, whether or not it prevails, could be substantial, and in the event that the plaintiffs prevail, the Company could be required to pay substantial damages. This litigation may be protracted and may result in a diversion of management and other resources of the Company. The payment of substantial legal costs or damages, or the diversion of management and other resources, could have a material adverse effect on the Company's business, financial condition or results of operations.

In addition, the Company is involved in various other legal proceedings and claims arising in the ordinary course of business. Management believes that the disposition of these matters will not have a materially adverse effect on the financial condition or results of operations of the Company.

13. Subsequent Events

On September 7, 2000, the Company completed its acquisition of Network Security Wizards, Inc. (“NSW”). In connection with the merger of NSW with a wholly owned subsidiary of the Company, as a result of which NSW became a wholly owned subsidiary of the Company, the Company (i) issued 210,286 shares of its Common Stock, $0.01 par value per share, to the two former stockholders of NSW, (ii) issued 157,714 shares to be held in escrow on behalf of the two former stockholders of NSW (subject to forfeiture upon the occurrence of certain events) and (iii) issued 32,000 options to purchase the Company’s common stock for an aggregate consideration of all of the issued and outstanding capital stock of NSW. This acquisition has been accounted for under the purchase method of accounting.

On September 18, 2000, Riverstone filed a registration statement with the Securities and Exchange Commission (“SEC”) for the IPO of its common stock. Although the registration statement has been filed, it has not yet become effective. Riverstone stock may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides an analysis of Cabletron's financial condition and results of operations and should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Quarterly Report on Form 10-Q. The discussion below contains certain forward-looking statements relating to, among other things, estimates of economic and industry conditions, sales trends, expense levels and capital expenditures. Actual results may vary from those contained in any forward-looking statements. See "Business Environment and Risk Factors" below.

During the fourth quarter of fiscal 2000, the Company announced its intent to transform the Company into four separate, independent operating businesses. Those new businesses are: Aprisma Management Technologies, Inc. ("Aprisma"), Enterasys Networks, Inc. ("Enterasys"), GlobalNetwork Technology Services, Inc. ("GNTS") and Riverstone Networks, Inc. ("Riverstone") (all together as the “operating subsidiaries”). Aprisma was established to focus on delivering infrastructure management software for service provider and enterprise markets based around the Company's flagship Spectrum suite of products. Enterasys was established to focus on enterprise-class customers. GNTS was established to provide network infrastructure solutions that optimize application availability and network performance through the design, performance, management and security of complex networks. Riverstone was established to provide metropolitan area Internet infrastructure solutions that enable service providers to deliver advanced applications and value-added services to their customers. On August 30, 2000, the Company raised approximately $87.8 million from the sale of redeemable preferred stock, warrants and stock purchase rights to an investor group. On September 18, 2000, Riverstone filed a registration statement with the Securities and Exchange Commission (“SEC”) for the initial public offering (“IPO”) of its common stock. In addition, during the first quarter of fiscal 2001, the Company changed its reporting periods from calendar quarters ending on the last day of February to 13 week quarters ending on the Saturday closest to the last day of each calendar quarter. This change did not have a material impact on the operating results of the Company.

Results of the Three Months ended September 2, 2000 vs. Three Months ended August 31, 1999

Cabletron Systems' worldwide net sales in the second quarter of fiscal 2001 (the three-month period ended September 2, 2000) were $261.4 million, a decrease of 26.7% from net sales of $356.6 million for the second quarter of fiscal 2000 (the three-month period ended August 31, 1999). Net sales within the United States (domestic) decreased $70.4 million or 31.1% from $226.4 million or 63.5% of total net sales for the second quarter of fiscal 2000 to $156.0 million or 59.7% of total net sales for the second quarter of fiscal 2001. Domestic and worldwide net sales decreased due to the discontinuations of several non-core businesses and related product lines. In addition, sales of the Company's non-core legacy products decreased as the Company's transformation continued and the Company focused on selling only products and services related to the four new operating businesses. Subsequent to the end of the second quarter of fiscal 2001, the Company sold its DNPG business and most of the Company’s non-core legacy products.

Total segment sales of Aprisma products increased $5.4 million, or 45.2%, to $17.3 million in the second quarter of fiscal 2001 compared to $11.9 million in the second quarter of fiscal 2000. The increase in sales of Aprisma products was largely attributable to increased penetration of current service provider and enterprise customers as well as increased sales to service provider customers.

Total segment sales of Enterasys products increased $31.9 million, or 20.1%, to $190.7 million in the second quarter of fiscal 2001 compared to $158.8 million in the second quarter of fiscal 2000. The increase in sales of Enterasys products was due to sales of new products, including the Matrix e7 chassis, and increased sales within the modular Layer 3 switching market.

Total segment sales of GNTS services increased $5.7 million, or 82.5%, to $12.5 million in the second quarter of fiscal 2001 compared to $6.8 million in the second quarter of fiscal 2000. The increase in sales of GNTS services was principally due to GNTS’ increased professional service offerings that included non-Cabletron related projects. The more expansive product line enabled GNTS to increase its services that it provided to its global service provider customers .

Total segment sales of Riverstone products increased $17.8 million, or 622.7%, to $20.6 million in the second quarter of fiscal 2001 compared to $2.8 million in the second quarter of fiscal 2000. The increase in sales of Riverstone products was primarily due to additions in Internet service provider customers in the United States and international countries, and to continued infrastructure expansion by existing service provider customers.

Total segment sales of Cabletron non-core legacy and discontinued products decreased $153.3 million, or 87.0%, to $22.9 million in the second quarter of fiscal 2001 compared to $176.2 million in the second quarter of fiscal 2000. The decrease in sales of non-core legacy and discontinued products was principally due to the discontinuations of the DNPG and NetVantage product lines as well as other non-core legacy products, in anticipation of the sale of the DNPG business.

Gross profit as a percentage of net sales in the second quarter of fiscal 2001 increased to 46.8% from 46.1% for the second quarter of fiscal 2000. The increase was primarily due to sales of newer products, additional license revenues and improved gross margins on professional services being partially offset by new inventory and margin related charges in connection with the transformation of the Company. The Company expects the gross profit percentage to increase as the Company has completed its transformation and has discontinued many older, lower margin product lines.

Gross profit of Aprisma products increased $4.3 million, or 58.3%, to $11.6 million in the second quarter of fiscal 2001 compared to $7.3 million in the second quarter of fiscal 2000. The increase in gross profit was due to increased sales of Spectrum licenses and improved mix of core products as compared to third party products. Gross profit as a percentage of net sales in the second quarter of fiscal 2001 increased to 66.9% from 61.3% in the second quarter of fiscal 2000. The increase in the gross profit percentage was due to the sales of higher margin licenses.

Gross profit of Enterasys products increased $10.8 million, or 12.9%, to $95.1 million in the second quarter of fiscal 2001 compared to $84.3 million in the second quarter of fiscal 2000. The increase in gross profit was due largely due to increased sales as the average sales order increased and secondarily to continued realization of the benefits from outsourcing manufacturing. Gross profit as a percentage of net sales in the second quarter of fiscal 2001 decreased to 49.9% from 53.1% in the second quarter of fiscal 2000 due to a change in the Company’s product mix to include more third party products.

Gross profit of GNTS services increased $2.5 million, or 76.3%, to $5.7 million in the second quarter of fiscal 2001 compared to $3.2 million in the second quarter of fiscal 2000. The increase in gross profit during the second quarter of fiscal 2001 was principally due to higher sales that were generated from new product offerings and higher billable rates. Gross profit as a percentage of net sales in the second quarter of fiscal 2001 decreased to 45.9% from 47.5%, in the second quarter of fiscal 2000, due to slightly higher delivery costs related to new service offerings during the second quarter of fiscal 2001.

Gross profit of Riverstone products increased $10.5 million, or 1148.3%, to $11.4 million in the second quarter of fiscal 2001 compared to $0.9 million in the second quarter of fiscal 2000. The increase in gross profit was principally due to the increase in sales. Gross profit as a percentage of net sales in the second quarter of fiscal 2001 increased to 55.4% from 32.1%, due to the shift in product mix and economies of scale achieved through the increase in sales.

Research and development expenses ("R&D") in the second quarter of fiscal 2001 decreased 25.3% to $35.0 million from $46.8 million in the second quarter of fiscal 2000. The decrease in research and development spending reflected the savings achieved through the reduction of staff from various R&D departments. The Company has fewer R&D ongoing projects as it discontinued research on non-core technologies, resulting in lower payroll and prototype expenses. Research and development spending as a percentage of net sales increased to 13.4% from 13.1% due to lower sales.

Selling, general and administrative ("SG&A") expenses in the second quarter of fiscal 2001 increased 13.4% to $118.2 million from $104.2 million in the second quarter of fiscal 2000. Approximately $10.9 million of the increase was due to the hiring of consultants, increased professional fees and asset impairments that were incurred as a result of the transformation of the Company.

Amortization of intangible assets expenses in the second quarter of fiscal 2001 increased $13.3 million to $20.8 million from $7.5 million in the second quarter of fiscal 2000. The change in the amortization expense was primarily due to a write-off of $14.5 million of remaining intangible assets related to NetVantage. The Company expensed the remainder of the NetVantage goodwill when it finalized its decision to abandon R&D on the NetVantage related technology and discontinued sales of NetVantage products.

Aprisma's loss from operations increased $0.6 million, or 15.6%, to $3.9 million for the second quarter of fiscal 2001 compared to $3.3 million for the second quarter of fiscal 2000. The additional loss was principally due to increased sales and marketing expenses as a result of new product and company branding programs as well as an increase in general and administrative expenses being only partially offset by an increase in gross profit.

Enterasys' income from operations increased $5.4 million, or 72.9%, to $12.8 million for the second quarter of fiscal 2001 compared to $7.4 million for the second quarter of fiscal 2000. The increase in income from operations was principally due to increased gross profits from higher sales and lower R&D expenses, which were partially offset by increased administrative expenses.

GNTS' loss from operations increased $1.3 million, or 34.0%, to $5.0 million for the second quarter of fiscal 2001 compared to $3.7 million for the second quarter of fiscal 2000. The additional loss was primarily due to increased sales and marketing expenses and secondarily due to increased administrative expenses as new employees were hired over the last 12 months to support its operations.

Riverstone's loss from operations, improved by $2.0 million, or 17.4%, to $9.6 million for the second quarter of fiscal 2001 compared to $11.6 million for the second quarter of fiscal 2000. The lower loss from operations was principally due to increased sales and related gross profit being partially offset by increased R&D costs.

The Other segment’s loss from operations was $46.1 million for the second quarter of fiscal 2001 compared to income from operations of $17.1 million in the second quarter of fiscal 2000. The fiscal 2001 amount was negatively impacted by lower sales and also included $12.9 million of inventory and margin related charges to product discontinuations that resulted from the transformation of the Company, $14.5 million write-off of NetVantage intangibles and $10.9 million of asset impairment charges, consulting fees and professional fees which were due to the transformation of the Company.

Net interest income in the second quarter of fiscal 2001 increased $5.0 million to $8.8 million, as compared to $3.8 million in the same quarter of fiscal 2000. The increase reflects higher cash and investment balances during the second quarter of fiscal 2001 and higher interest rates.

Other income (expense), net was $121.4 million of expenses in the second quarter of fiscal 2001 compared to income of $10.0 million in the second quarter of fiscal 2000. The other expense, net in the second quarter of fiscal 2001 was primarily due to the Company’s estimate of the impairment based on the sale of its DNPG division and certain of the Company's legacy products ($118.9 million) which was completed on September 25, 2000. The other income in the second quarter of fiscal 2000 was due to a realized gain on the exchange of a minority stock investment. The gain was computed as the difference between the book value of the Company’s investment and the market value of the acquiror’s securities received in exchange.

The Company's effective tax benefit rate was 32.5% for the second quarter of fiscal 2001 compared to 34.1% for the second quarter of fiscal 2000. The difference in the tax benefit rate was due to the applicable tax rates that affected certain amounts including certain transformation related charges, amortization of intangible assets and special charges, had different rates than the normal operating income and expenses.

Results of the Six Months ended September 2, 2000 vs. Six Months ended August 31, 1999

Cabletron’s worldwide net sales in the first six months of fiscal 2001 (the six month period ended September 2, 2000) were $536.5 million, a decrease of 24.0% from net sales of $706.2 million for the first six months of fiscal 2000 (the six month period ended August 31, 1999). Net sales within the United States (domestic) decreased $145.1 million or 31.1% from $466.4 million or 66.0% of total net sales for the first six months of fiscal 2000 to $321.3 million or 59.9% of total net sales for the first six months of fiscal 2001. Domestic and worldwide net sales decreased due to the discontinuations of several non-core businesses and those related product lines. In addition, sales of the Company's non-core legacy products decreased as the Company's transformation continued and the Company focused on selling only products and services related to the four new operating businesses.

Total segment sales of Aprisma products increased $7.5 million, or 30.1%, to $32.5 million in the first six months of fiscal 2001 compared to $25.0 million in the first six months of fiscal 2000. The increase in sales of Aprisma products was attributable to increased penetration of current service provider and enterprise customers as well as sales to service provider customers.

Total segment sales of Enterasys products increased $48.4 million, or 15.1%, to $367.8 million in the first six months of fiscal 2001 compared to $319.4 million in the first six months of fiscal 2000. The increase in sales of Enterasys products was due to higher sales into the Layer 3 switching market and continued growth of wireless local area network (“LAN”) products as enterprise customers began to deploy the products within their infrastructure.

Total segment sales of GNTS services increased $10.6 million, or 85.9%, to $22.9 million in the first six months of fiscal

2001 compared to $12.3 million in the first six months of fiscal 2000. The increase in sales of GNTS services was largely due to increased professional service offerings, which enabled GNTS to sell more offerings to each customer within the service provider market.

Total segment sales of Riverstone products increased $31.0 million, or 582.4%, to $36.3 million in the first six months of fiscal 2001 compared to $5.3 million in the first six months of fiscal 2000. The increase in sales of Riverstone products was due to increased sales to service provider customers. In addition, Riverstone obtained several new customers during the second half of the six-month period ended September 2, 2000.

Total segment sales of Cabletron non-core legacy and discontinued products decreased $260.5 million, or 75.7%, to $83.6 million in the first six months of fiscal 2001 compared to $344.1 million in the first six months of fiscal 2000. The decrease in sales of non-core legacy and discontinued products was largely due to the discontinuations of the DNPG and NetVantage product lines as the Company focused on its core businesses.

Gross profit as a percentage of net sales in the first six months of fiscal 2001 increased to 45.4% from 43.1% for the first six months of fiscal 2000. The increase was primarily due to lower sales of older product lines and increased sales of newer, higher margin products and services. The older product lines consisted of product lines identified to be discontinued or sold that had been impacted by price erosion and competition, which resulted in a lower gross profit percentage. The first six months of fiscal 2001 contained a charge of $30.2 million related to inventory and margin related charges related to the transformation of the Company. The first six months of fiscal 2000 contained a cost of sales charge of $15.2 million for inventory write-offs related to the discontinuations of several product lines. The Company expects the gross profit percentage to increase as a result of the discontinuation of older, lower margin products.

Gross profit of Aprisma products increased $4.8 million, or 29.4%, to $21.3 million in the first six months of fiscal 2001 compared to $16.5 million in the first six months of fiscal 2000. The increase in gross profit was due to the overall increase in sales of Aprisma products including Spectrum licenses. Gross profit as a percentage of net sales in the first six months of fiscal 2001 decreased to 65.6% from 65.9% in the first six months of fiscal 2000. The decrease was due to the timing of the change in the product mix from third party product sales to more Spectrum license revenue.

Gross profit of Enterasys products increased $27.6 million, or 18.1%, to $180.1 million in the first six months of fiscal 2001 compared to $152.5 million in the first six months of fiscal 2000. The increase in gross profit was due to increased sales of core products. Gross profit as a percentage of net sales in the first six months of fiscal 2001 increased to 49.0% from 47.7% in the first six months of fiscal 2000 due to an evolving sales product mix change to newer, higher margin products and the benefits from outsourcing manufacturing.

Gross profit of GNTS services increased $4.9 million, or 90.5%, to $10.3 million in the first six months of fiscal 2001 compared to $5.4 million in the first six months of fiscal 2000. The increase in gross profit was due to increased sales across all of GNTS professional service offerings. Gross profit as a percentage of net sales in the first six months of fiscal 2001 increased to 45.1% from 44.0% in the first six months of fiscal 2000 due to increased billable rates.

Gross profit of Riverstone products increased $18.0 million, or 965.4%, to $19.9 million in the first six months of fiscal 2001 compared to $1.9 million in the first six months of fiscal 2000. The increase in gross profit was due to increased sales. Gross profit as a percentage of net sales in the first six months of fiscal 2001 increased to 54.8% from 35.1%, due to sales of newer, higher margin products and economies of scale achieved through the increase in sales.

R&D expenses in the first six months of fiscal 2001 decreased 22.7% to $75.5 million from $97.6 million in the first six months of fiscal 2000. The decrease in research and development spending reflected the savings achieved through the reduction of staff from various R&D departments. The Company has fewer R&D ongoing projects as it discontinued research on non-core technologies, which has resulted in lower payroll and prototype expenses. Research and development spending as a percentage of net sales increased to 14.1% from 13.8% due to lower sales.

SG&A expenses in the first six months of fiscal 2001 increased 17.2% to $237.1 million from $202.3 million in the first six months of fiscal 2000. This increase was a result of the creation of duplicative back-office infrastructures and other charges due to the transformation of the Company.

Amortization of intangible assets expenses in the first six months of fiscal 2001 increased $12.5 million to $27.3 million from $14.8 million in the first six months of fiscal 2000. The change in the amortization expense was primarily due to a write-off of $14.5 million of remaining intangible assets related to NetVantage. The Company expensed the remainder of the NetVantage goodwill when it finalized, during the first six months of fiscal 2001, its decision to abandon R&D on the NetVantage related technology and cease sales of NetVantage products.

Special charges in the first six months of fiscal 2001 were $25.6 million which related to $27.1 million for the restructuring initiative undertaken during May 2000, as a result of the Company's transformation, being offset by a $1.5 million adjustment to decrease the restructuring initiative undertaken during March 1999. The $27.1 million reflects the loss expected from the sale of an office building in Rochester, NH, the planned closure of 20 sales offices worldwide, the write-off of certain assets that are not anticipated to be required subsequent to the transformation of the Company and the planned reduction of approximately 570 individuals from the Company’s global workforce. The reduction in the global workforce has been principally sales, engineering and administrative personnel but has also included targeted reductions impacting most functions within the Company. The exit costs relate primarily to long-term lease commitments. This initiative is intended to establish the proper sizing of the transformed Company and to align the revenue opportunities with cost models. The Company expects to save approximately $60.0 million per year as a result of the lower operating costs. As of September 2, 2000, 483 employees have been terminated in accordance with the plan for cash payments of $10.4 million. The Company expects to complete these actions prior to June 2, 2001. Special charges in the first six months of fiscal 2000 were $23.7 million. These charges related to the restructuring initiative undertaken during March 1999. These charges reflected the closure of the Company’s manufacturing facility in Ohio, the closure of 38 sales offices worldwide, the consolidation and outsourcing of manufacturing operations, the write-off of certain assets that were not required subsequent to the restructuring and the reduction of approximately 700 individuals from the Company’s global workforce. The reduction in the global workforce was principally manufacturing and distribution personnel but also included targeted reductions impacting most functions within the Company. The exit costs incurred, related primarily to long-term lease commitments and repayments of economic development grants resulting from the closing of the Ohio facility. This initiative was intended to reduce the expense structure of the Company; lower cost of goods sold; increase cash reserves; provide higher return on assets and revenue per employee; enable asset reduction and consolidation initiatives and increase net income. The Company completed this restructuring initiative during the first three months of fiscal 2001.

Aprisma's loss from operations increased $3.5 million, or 85.8%, to $7.5 million for the first six months of fiscal 2001 compared to a loss of $4.0 million for the first six months of fiscal 2000. The additional loss was principally due to new sales and marketing employees being hired over the last 12 months and new marketing programs.

Enterasys' income from operations improved $16.0 million, or 291.0%, to $10.5 million for the first six months of fiscal 2001 compared to a loss before income taxes of $5.5 million for the first six months of fiscal 2000. The improvement was principally due to increased gross profit and a reduction of R&D, through the elimination of non-core projects, and a reduction in employees partially offset by increased SG&A expenses.

GNTS' loss from operations, increased $1.7 million, or 21.5%, to $9.7 million for the first six months of fiscal 2001 compared to a loss of $8.0 million for the first six months of fiscal 2000. The additional loss was principally due to new employees being hired over the last 12 months to support its operations and secondarily due to increased sales and marketing expenses.

Riverstone's loss from operations, increased $1.3 million, or 6.6%, to $21.8 million for the first six months of fiscal 2001 compared to a loss of $20.5 million for the first six months of fiscal 2000. The additional loss was due to increased gross profit being more than offset by increased R&D and SG&A as Riverstone continues to market its products, build infrastructure and research new products.

The Other segment’s loss from operations was $93.2 million for the first six months of fiscal 2001 compared to income from operations of $3.9 million in the first six months of fiscal 2000. The fiscal 2001 amount was negatively impacted by lower sales and also included $30.2 million of inventory and margin related charges to product discontinuations that resulted from the transformation of the Company, $14.5 million write-off of NetVantage intangibles and $16.7 million of asset impairment charges, consulting fees and professional fees which were due to the transformation of the Company and $25.6 million of special charges related to restructuring initiatives. The fiscal 2000 income from operations included a $15.1 million inventory write-off related to the discontinuation of several product lines, and $23.7 million of special charges related to the restructuring initiative.

Net interest income in the first six months of fiscal 2001 increased $10.3 million to $18.2 million, as compared to $7.9 million in the same period of fiscal 2000. The increase reflects higher cash and investment balances during the first six months of fiscal 2001 and higher interest rates.

Other income (expense), net was expense of $119.5 million in the first six months of fiscal 2001 compared to income of $10.0 million in the first six months of fiscal 2000. The other expense, net in the first six months of fiscal 2001 was due primarily to the Company’s estimate of the impairment based on the sale of its DNPG division and certain of the Company's legacy products ($118.9 million) which was completed on September 25, 2000. The other income in the first six months of fiscal 2000 was due to a realized gain on the exchange of a minority stock investment. The gain was computed as the difference between the book value of the Company’s investment and the market value of the acquiror’s securities received in exchange.

The Company's effective tax benefit rate was 33.3% for the first six months of fiscal 2001 compared to 41.1% for the first six months of fiscal 2000. The difference in the tax benefit rate was due to the applicable tax rates that affected certain amounts including certain transformation related charges, amortization of intangible assets and special charges had different rates than the normal operating income and expenses.

Liquidity and Capital Resources

Cash, cash equivalents, short and long-term investments decreased to $1,356.5 million at September 2, 2000 from $2,476.8 million at February 29, 2000. The balance at September 2, 2000 includes $554.9 million, recorded as long-term investments, related to the Company's investment in Efficient Networks, Inc. ("Efficient") compared to $1,665.5 million at February 29, 2000. Net cash used in operating activities was $75.5 million in the first six month period of fiscal 2001, compared to net cash used by operating activities of $60.3 million in the first six month period of fiscal 2000. Net cash provided by investing activities in the first six months of fiscal 2001 was $10.5 million compared to net cash used in investing activities of $0.7 million in the first six months of fiscal 2000. The Company sold some of its shares of Efficient common stock and realized proceeds of $38.7 million which contributed to the inflow of cash during the first six months of fiscal 2001. Net cash provided by financing activities was $79.7 million in the first six month period of fiscal 2001 compared to net cash provided by financing activities of $12.9 million in the first six month period of fiscal 2000. During the first six-month period of fiscal 2001, the Company received $87.8 million related to the sale of Preferred Stock, warrants and stock purchase rights to Silver Lake and repurchased $30.0 million of its own common stock in accordance with the Company’s stock repurchase program.

Net accounts receivable decreased by $59.9 million, to $168.5 million at September 2, 2000 from $228.4 million at February 29, 2000. The lower accounts receivable balance at September 2, 2000 is primarily due to lower sales during the second quarter of fiscal 2001, as compared to sales during the fourth quarter of fiscal 2000. Average day sales outstanding were 58 days at September 2, 2000 compared to 54 days at February 29, 2000.

Worldwide inventories at September 2, 2000 were $84.9 million, or 55 days of sales, compared to $85.0 million, or 37 days of sales at February 29, 2000. Inventory turnover was 6.6 turns at September 2, 2000, compared to 9.9 turns at February 29, 2000. The decrease in raw material inventory was a result of the outsourcing of manufacturing while the increase in finished goods was due to higher inventories being maintained in Europe to hedge against potential part shortages. The increase in days sales and the reduction in inventory turns is based on the reduction in sales activity based on the Company's discontinuance of its DNPG, NetVantage and other non-core legacy products.

Capital expenditures for the first six months of fiscal 2001 were $18.7 million compared to $18.3 million for the same period of the preceding year. Capital expenditures during the first six months of fiscal 2001 were principally related to purchases of computer and computer related equipment.

Current liabilities at September 2, 2000 were $489.8 million compared to $559.2 million at the end of the prior fiscal year. This decrease was largely due to decreases in accounts payable, accrued expenses and lower deferred gain. The accounts payable and accrued expenses decreases were principally the result of the outsourcing of manufacturing; therefore, fewer purchases of raw materials were processed. The deferred gain decrease was a result of the Company realizing some of the gain through the sale of shares of Efficient common stock during the first six months of fiscal 2001.

In the opinion of management, internally-generated funds from operations and existing cash, cash equivalents and marketable securities will provide adequate funds to support the Company's working capital, capital expenditure requirements and stock repurchase program for at least the next twelve months.

Transformation

On August 28, 2000, the Company completed the transformation of its operating businesses into four operating subsidiaries, Aprisma, Enterasys, GNTS and Riverstone. The Company and the operating subsidiaries have issued options, warrants and other rights to purchase common stock in these respective entities to employees, consultants and private investors. The Company is considering strategic opportunities with respect to each of the new operating subsidiaries, including an IPO of the subsidiary, followed by a distribution of the remaining shares of the subsidiary to the Company’s stockholders, or a sale of the subsidiary.

The Company is not obligated to complete any strategic transaction of its subsidiaries and cannot provide assurance as to whether or when any of these strategic transactions will be approved and implemented. For example, an initial public offering of any of the subsidiaries will depend on each of their individual performance, market conditions and similar considerations. Any distribution of the remaining shares of a subsidiary to the Company’s stockholders, following an initial public offering, may depend upon receipt from the Internal Revenue Service of a ruling that such distribution will be tax-free to the Company’s stockholders and that the transaction could qualify as a tax-free reorganization. Any such strategic transaction would only be implemented if the Board of Directors of the Company continues to believe that it is in the best interest of each of the subsidiaries and the Company’s stockholders.

The transformation is governed by a transformation agreement among Cabletron, Aprisma, Enterasys, GNTS and Riverstone, asset contribution agreements between Cabletron and each of the operating subsidiaries, and various ancillary agreements between and among Cabletron and the new subsidiaries, including a tax sharing agreement, intercompany agreements, services agreements, intellectual property license agreements, and a distribution-related option agreement.

The transformation agreement governs the transformation as a whole and includes covenants among Cabletron, Aprisma, Enterasys, GNTS and Riverstone with respect to the exchange of information, auditing practices, resolution of disputes and other matters with respect to the relationships among Cabletron and the subsidiaries. The asset contribution agreements identify the assets Cabletron has transferred to each subsidiary and the liabilities that each subsidiary has assumed from Cabletron in the transformation.

The intercompany agreements between the subsidiaries establish the prices and other terms and conditions under which the subsidiaries will provide and obtain products and services to and from the other subsidiaries. An additional intercompany agreement between the Company and Enterasys establishes the terms and conditions under which: (a) Enterasys will act as a sales agent for certain products distributed by the Company, provide the Company with administrative services relating to the acquisition and distribution of certain Company products and supply product warranty, repair and replacement services to purchasers of Company products and (b) Enterasys will supply certain products to the Company. The tax sharing agreement provides, among other things, that for periods through and including any distribution by the Company of the stock of a subsidiary to the Company’s shareholders, the Company will file consolidated, combined or unitary income tax returns required to be filed by the Company with respect to the subsidiaries. The services agreements formalize the terms and conditions under which the Company has been providing, and will in the future provide, certain corporate, human resources, information technology, financial and other services to the subsidiaries or their predecessor divisions since March 1, 2000. The intellectual property license agreements allow the subsidiaries to use certain technology owned by Cabletron and certain of the other subsidiaries on a royalty-free basis. The distribution-related option agreement obligates each of the subsidiaries to grant, upon a distribution of the shares of the subsidiary held by the Company to the Company’s stockholders, supplemental options to acquire common stock of the subsidiary to those people who hold compensatory Cabletron stock options.

Planning and implementing the transformation of each of the operating subsidiaries from Cabletron has and will continue to require the dedication of management and financial resources. During the first six months of fiscal 2001, the Company incurred approximately $16.7 million of transformation-related charges. Efforts required to separate the operations of each of the operating subsidiaries may disrupt ongoing business activities. These factors could have an adverse affect on the Company’s results of operations or financial condition. In addition, the creation of duplicative administrative staffs will create additional expenses and may result in operating expenses representing a greater percentage of the Company’s sales in the future.

On September 18, 2000, Riverstone filed a registration statement with the SEC for the IPO of its common stock. Although the registration statement has been filed, it has not yet become effective. Riverstone stock may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective.

The Riverstone IPO will be for less than 20% of Riverstone’s common stock. At some point following the Riverstone IPO, the Company plans to distribute all of the remaining shares of Riverstone common stock held by the Company. However, the Company is not obligated to complete this distribution, and there can be no certainty as to when the distribution will occur, if at all. The Company does not anticipate consummating the distribution of Riverstone shares to its stockholders unless and until the Company receives a private letter ruling from the Internal Revenue Service that the distribution of the Riverstone shares will be tax-free to the Company and its stockholders. Any delay or failure to consummate the distribution of the Company’s Riverstone common stock to its shareholders could negatively impact the Company’s stock price.

Business Environment and Risk Factors

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

Transformation. The Company has transformed its business by creating four operating subsidiaries and transferring a portion of the Company’s operating assets and related liabilities to the four subsidiaries. The Company currently plans to conduct an IPO for some or all of the operating subsidiaries followed by a distribution of the remaining shares of one or more of the subsidiaries to the Company’s stockholders. In addition, the Company is considering other strategic alternatives, including the sale of one or more of the operating subsidiaries.

In connection with this transformation, the Company has announced its plans to discontinue several product lines to allow each of the new subsidiaries to focus on its core competencies and next generation technologies. The discontinuance of these products may cause the Company's overall revenue to decrease in the future, if sales of other products do not fully compensate for the shortfall. In addition, the Company currently expects that the discontinuance of several product lines will increase its gross profit as a percentage of sales. Also, the creation of four independent operating companies may lead to increases in expenses for the build-up of management and administrative capacity at each subsidiary to satisfy the demands of operation as a public company. Any decrease in revenue or increase in costs or failure to achieve expected increases in gross profit associated with the transformation would adversely affect the Company’s operating results.

The Company currently plans to realize the value of some or all of the operating subsidiaries through an initial public offering, then subsequent spin-off or through a private sale of some or all of the subsidiaries. Recently, the public market for technology stocks has experienced a significant downturn, with many such stocks suffering price declines of 50 to 75 percent or more. Trading in these stocks has become extremely volatile. If current market conditions persist, the Company may be unable or unwilling to complete initial public offerings or private sales of any of its operating subsidiaries, which may inhibit the Company’s ability to realize the value of its planned transformation.

The Company is not obliged to complete any of these strategic transactions and no assurance can be given as to whether or when any of these strategic transactions will be approved and implemented. For example, an initial public offering of any of the subsidiaries will depend on each of their individual performance, market conditions and similar considerations. Any distribution of the remaining shares of a subsidiary to the Company's stockholders, following an initial public offering, may depend upon receipt from the Internal Revenue Service of a ruling that such distribution will be tax-free to the Company's stockholders and that the transaction would qualify as a tax-free reorganization or other regulatory approvals. Any such strategic transaction would only be implemented if the Board of Directors of the Company continues to believe that it is in the best interests of each of the subsidiaries and the Company's stockholders.

Restructuring Charge. In connection with the transformation of its business, the Company has taken a restructuring charge designed to establish the proper sizing of the transformed company. The elimination of these expenses in the future may not lead to the cost savings currently anticipated by the Company. If the transformation-related restructuring charge fails to deliver the cost savings anticipated by the Company, the Company’s financial results may suffer.

Continuation of Share Repurchase Program. During fiscal 2001, the Company embarked on a program to repurchase up to $400.0 million of the Company’s outstanding stock. The Company is not obligated to purchase any shares of its common stock and can provide no assurance regarding the number of shares it will repurchase. Any decision by the Company to abandon its share repurchase plan or repurchase less than $400.0 million worth of its common stock could cause the Company’s stock price to fall.

Indus River Acquisition. On August 21, 2000, the Company announced that it expected to consummate its acquisition of Indus River Networks during the third quarter of its fiscal 2001. However, the Company cannot predict with accuracy when it will consummate this acquisition, if at all. Any delay in the consummation of or failure to consummate this acquisition may inhibit the Company’s growth and harm the Company’s financial results.

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

In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133", which delayed the effective date of SFAS 133 by one year to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an amendment of FASB Statement No. 13" which will be adopted concurrently with SFAS 133. SFAS 138 amends the accounting and reporting standards of SFAS 133 for certain derivative instruments and hedging activities and incorporates decisions made by the FASB related to the Derivatives Implementation Group process. The Company is currently evaluating the potential effects of SFAS 133 and SFAS 138 on its consolidated financial statements. However, management does not expect the impact to be significant.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate and Foreign Currency Exchange Risk

The Company maintains an investment portfolio consisting partly of debt securities of various issuers, types and maturities. Additionally, the Company, as a result of its global operating and financial activities, is exposed to changes in foreign currency exchange rates. The nature and magnitude of the Company's interest rate and foreign currency exchange risks have not materially changed from the nature and magnitude of these risks at the end of the Company's preceding fiscal year.

Equity Risk

At September 2, 2000, the Company held approximately 10.8 million shares of Efficient Networks common stock. The Company received this stock as consideration for the sale of its FlowPoint subsidiary on December 18, 1999. At September 2, 2000, Cabletron's holdings of Efficient stock totaled $554.9 million and represented approximately 28.9% of Cabletron's total assets. At February 29, 2000, Cabletron's holdings of Efficient stock totaled $1,665.5 million and represented approximately 52.6% of Cabletron's total assets.

The trading price of Efficient's common stock has been highly volatile since Efficient's initial public offering in 1999, from a low of approximately $29.25 per share to a high of approximately $187.75 per share. Based on the Company's holdings on September 2, 2000, a hypothetical $10.00, $25.00 or $50.00 change in the trading price of Efficient common stock would cause the value of Cabletron's holdings to change by approximately $108.8 million, $271.9 million or $543.8 million, respectively.

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

In connection with an investment on August 30, 2000 totaling $87.8 million, by an investor group led by Silver Lake Partners, L.P. ("Silver Lake") (collectively, the "Investors") in Cabletron, and its four separate operating subsidiaries: Aprisma, Enterasys, GNTS, and Riverstone (Aprisma, Enterasys, GNTS and Riverstone collectively, the “Operating Subsidiaries”), Cabletron issued a number of securities to the Investors and agreed to cause each Operating Subsidiary to issue securities to the Investors, as described below.

Securities in Cabletron

On August 30, 2000, Cabletron issued to the Investors (i) 65,000 shares of its Series A Preferred Stock at an initial conversion rate of $40.00 per share and 25,000 shares of its Series B Preferred Stock at an initial conversion rate of $30.00 per share, both of which are participating convertible preferred stock and (ii) Class A Warrants to purchase up to 250,000 shares of Cabletron common stock for an initial exercise price of $45.00 per share and Class B Warrants to purchase up to 200,000 shares of Cabletron common stock for an initial exercise price of $35.00 per share.

Securities in the Operating Subsidiaries

Each Operating Subsidiary has granted to the Investors rights to purchase shares of its common stock in the following amounts:

Aprisma:

  up to 388,889 shares of its common stock at an initial exercise price of $8.68;
  up to an additional 777,778 shares of its common stock at an initial exercise price of $8.68;
  up to an additional 777,778 shares of its common stock at an initial exercise price of $11.09; and
  up to an additional 259,259 shares of its common stock at an initial exercise price of $15.24.

Enterasys:

  up to 785,943 shares of its common stock at an initial exercise price of $7.82;
  up to an additional 1,571,886 shares of its common stock at an initial exercise price of $7.82;
  up to an additional 1,571,886 shares of its common stock at an initial exercise price of $10.88; and
  up to an additional 523,962 shares of its common stock at an initial exercise price of $15.55.

GNTS:

  up to 346,405 shares of its common stock at an initial exercise price of $7.58;
  up to an additional 692,811 shares of its common stock at an initial exercise price of $7.58;
  up to an additional 692,811 shares of its common stock at an initial exercise price of $8.66; and
  up to an additional 230,937 shares of its common stock at an initial exercise price of $12.12.

Riverstone:

  up to 911,765 shares of its common stock at an initial exercise price of $8.55;
  up to an additional 1,823,529 shares of its common stock at an initial exercise price of $8.55;
  up to an additional 1,823,529 shares of its common stock at an initial exercise price of $9.87; and
  up to an additional 607,843 shares of its common stock at an initial exercise price of $12.50;

In addition to the forgoing securities, the Company has agreed to issue to the investors additional warrants upon the occurrence of certain events relating to the operating subsidiaries, including the sale of an operating subsidiary or the failure of an operating subsidiary to consummate an IPO. Also, the Company has agreed to cause each operating subsidiary to issue rights to purchase additional shares of its common stock to the investors upon the occurrence of certain events. The terms and rights of each security listed above are described in full in Exhibits 3.2 and 4.1 through 4.7. All issuances of securities to the Investors described above were made without registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance upon an exemption from registration provided by Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

On September 7, 2000, in connection with the merger of Network Security Wizards, Inc. (“NSW”) with a wholly owned subsidiary of the Company as a result of which NSW became a wholly owned subsidiary of the Company, the Company (i) issued 210,286 shares of its Common Stock to the two former stockholders of NSW, (ii) issued 157,714 shares of common stock to be held in escrow on behalf of the two former stockholders of NSW (subject to forfeiture upon the occurrence of certain events) and (iii) issued 32,000 options to purchase the Company’s common stock for an aggregate consideration of all of the issued and outstanding capital stock of NSW. These shares were issued without registration under the Securities Act in reliance upon an exemption from registration provided by Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

Item 4. Submission of Matters to a Vote of Shareholders

The Company held its annual meeting of shareholders on July 11, 2000. At such meeting the following actions were voted upon with the accompanying results:

			Number of	Number of	Number of Votes	Number of Broker
			Votes FOR	Votes AGAINST	Withheld Authority	Non-Votes

1	.	Election of Director:
		Piyush Patel	156,850,199	---	3,459,099	---
2	.	Proposal to transform
		the Company.	108,601,424	983,166	525,253	50,199,455
3	.	Amendment to increase
		the number of shares of
		Common Stock authorized.	153,803,046	5,963,386	542,866	---

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

Exhibit
No.	Exhibit Description
2.1*	Transformation Agreement, dated as of June 3, 2000, among Cabletron, Aprisma, Enterasys, GNTS and
Riverstone.
2.2*	Asset Contribution Agreement, dated as of June 3, 2000, between Cabletron and Aprisma.
2.3*	Asset Contribution Agreement, dated as of June 3, 2000, between Cabletron and Enterasys.
2.4*	Asset Contribution Agreement, dated as of June 3, 2000, between Cabletron and GNTS.
2.5*	Asset Contribution Agreement, dated as of June 3, 2000, between Cabletron and Riverstone.
2.6	Tax Sharing Agreement, dated as of June 3, 2000, among Cabletron, Aprisma, Enterasys, GNTS and
Riverstone.
2.7	Distribution-Related Option Agreement among Cabletron, Aprisma, Enterasys, GNTS and Cabletron, as amended.
2.8	Assignment and Assumption Agreement, dated as of June 3, 2000, by and between Cabletron and Enterasys pertaining to the Manufacturing Services Agreement, dated as of February 29, 2000, between the Company and Flextronics International USA, Inc.
2.9	License Agreement, dated as of August 28, 2000, from Aprisma to GNTS.
2.10	License Agreement, dated as of August 28, 2000, from Enterasys to GNTS.
2.11	License Agreement, dated as of August 28, 2000, from Riverstone to GNTS.
2.12	Cross-License Agreement, dated as of August 28, 2000, between Enterasys and Aprisma.
2.13	Cross-License Agreement, dated as of August 28, 2000, between Riverstone and Aprisma.
2.14*	Cross-License Agreement, dated as of August 28, 2000, between Enterasys and Riverstone.
2.15	License Agreement, dated as of August 28, 2000, between Cabletron and Aprisma.
2.16	License Agreement, dated as of August 28, 2000, between Cabletron and Enterasys.
2.17	License Agreement, dated as of August 28, 2000, between Cabletron and GNTS.
2.18	License Agreement, dated as of August 28, 2000, between Cabletron and Riverstone.
2.19	Services Agreement, dated as of August 28, 2000, between Cabletron and Aprisma.
2.20	Services Agreement, dated as of August 28, 2000, between Cabletron and Enterasys.
2.21	Services Agreement, dated as of August 28, 2000, between Cabletron and GNTS.
2.22	Services Agreement, dated as of August 28, 2000, between Cabletron and Riverstone.
2.23	Sub-Services Agreement, dated as of August 28, 2000, between Cabletron and Enterasys.
3.1	Amended and Restated Certificate of Incorporation of Cabletron.
3.2	Certificate of Designations for Series A and Series B Convertible Preferred Stock of Cabletron, incorporated by reference to Exhibit 2.4 of Cabletron’s current report on Form 8-K, filed on September 11, 2000.
3.3	Amended and Restated By-laws of Cabletron, incorporated by reference to Exhibit 3.6 of Cabletron’s annual report on Form 10-K for the fiscal year ended February 29, 2000, filed on May 30, 2000.
4.1	Amended and Restated Securities Purchase Agreement, dated as of August 29, 2000, between Cabletron and
Silver Lake, incorporated by reference to Exhibit 2.1 of Cabletron’s current report on Form 8-K, filed on
September 11, 2000.
4.2	Assignment Agreement among Silver Lake and the Investors named therein, dated August 29, 2000.

4.3	Standstill Agreement, dated as of August 29, 2000, between Cabletron and the Investors, incorporated by reference to Exhibit 2.3 of Cabletron’s current report on Form 8-K, filed on September 11, 2000.
4.4	Form of Class A Warrant of Cabletron, incorporated by reference to Exhibit 2.5 of Cabletron’s current report on Form 8-K, filed on September 11, 2000.
4.5	Form of Class B Warrant of Cabletron, incorporated by reference to Exhibit 2.6 of Cabletron’s current report on Form 8-K, filed on September 11, 2000.
4.6	Form of Subsidiary Stock Purchase Right.
4.7	Form of Subsidiary Warrant.
10.1	Registration Rights Agreement, dated as of August 29, 2000, among Cabletron and the Investors, incorporated by reference to Exhibit 2.7 of Cabletron’s current report on Form 8-K, filed on September 11, 2000.
10.2	Registration Rights Agreement, dated as of August 29, 2000, among Aprisma and the Investors, incorporated by reference to Exhibit 2.8 of Cabletron’s current report on Form 8-K, filed on September 11, 2000.
10.3	Registration Rights Agreement, dated as of August 29, 2000, among Enterasys and the Investors, incorporated by reference to Exhibit 2.9 of Cabletron’s current report on Form 8-K, filed on September 11, 2000.
10.4	Registration Rights Agreement, dated as of August 29, 2000, among GNTS and the Investors, incorporated by reference to Exhibit 2.10 of Cabletron’s current report on Form 8-K, filed on September 11, 2000.
10.5	Registration Rights Agreement, dated as of August 29, 2000, among Riverstone and the Investors, incorporated by reference to Exhibit 2.11 of Cabletron’s current report on Form 8-K, filed on September 11,
2000.
10.6**	Manufacturing Services Agreement, dated as of February 29, 2000, between the Company and Flextronics
International USA, Inc.
10.7	Amended and Restated Aprisma 2000 Equity Incentive Plan.
10.8	Amended and Restated GNTS 2000 Equity Incentive Plan.
10.9	Amended and Restated Enterasys 2000 Equity Incentive Plan.
10.10	Amended and Restated Riverstone 2000 Equity Incentive Plan.
27.1	Financial Data Schedule

* The Registrant agrees to furnish supplementally to the SEC, a copy of any omitted schedule or exhibit to such agreement, upon request by the Commission.

** Confidential treatment requested on portions of this exhibit. An unredacted version of this exhibit has been filed separately with the Commission.

(b) Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CABLETRON SYSTEMS, INC.

October 17, 2000	By: /s/ Piyush Patel
Date	Piyush Patel
Chairman, President and Chief Executive Officer

Signature	Titles	Date

/s/ Piyush Patel	Chairman, President and Chief Executive Officer	October 17, 2000
Piyush Patel

/s/ David J. Kirkpatrick	Corporate Executive Vice President of Finance	October 17, 2000
David J. Kirkpatrick	and Chief Financial Officer (Principal Financial
and Accounting Officer)

EXHIBIT INDEX

Exhibit
No.	Exhibit Description
2.1*	Transformation Agreement, dated as of June 3, 2000, among Cabletron, Aprisma, Enterasys, GNTS and
Riverstone.
2.2*	Asset Contribution Agreement, dated as of June 3, 2000, between Cabletron and Aprisma.
2.3*	Asset Contribution Agreement, dated as of June 3, 2000, between Cabletron and Enterasys.
2.4*	Asset Contribution Agreement, dated as of June 3, 2000, between Cabletron and GNTS.
2.5*	Asset Contribution Agreement, dated as of June 3, 2000, between Cabletron and Riverstone.
2.6	Tax Sharing Agreement, dated as of June 3, 2000, among Cabletron, Aprisma, Enterasys, GNTS and
Riverstone.
2.7	Distribution-Related Option Agreement among Cabletron, Aprisma, Enterasys, GNTS and Cabletron, as amended.
2.8	Assignment and Assumption Agreement, dated as of June 3, 2000, by and between Cabletron and Enterasys pertaining to the Manufacturing Services Agreement, dated as of February 29, 2000, between the Company and Flextronics International USA, Inc.
2.9	License Agreement, dated as of August 28, 2000, from Aprisma to GNTS.
2.10	License Agreement, dated as of August 28, 2000, from Enterasys to GNTS.
2.11	License Agreement, dated as of August 28, 2000, from Riverstone to GNTS.
2.12	Cross-License Agreement, dated as of August 28, 2000, between Enterasys and Aprisma.
2.13	Cross-License Agreement, dated as of August 28, 2000, between Riverstone and Aprisma.
2.14*	Cross-License Agreement, dated as of August 28, 2000, between Enterasys and Riverstone.
2.15	License Agreement, dated as of August 28, 2000, between Cabletron and Aprisma.
2.16	License Agreement, dated as of August 28, 2000, between Cabletron and Enterasys.
2.17	License Agreement, dated as of August 28, 2000, between Cabletron and GNTS.
2.18	License Agreement, dated as of August 28, 2000, between Cabletron and Riverstone.
2.19	Services Agreement, dated as of August 28, 2000, between Cabletron and Aprisma.
2.20	Services Agreement, dated as of August 28, 2000, between Cabletron and Enterasys.
2.21	Services Agreement, dated as of August 28, 2000, between Cabletron and GNTS.
2.22	Services Agreement, dated as of August 28, 2000, between Cabletron and Riverstone.
2.23	Sub-Services Agreement, dated as of August 28, 2000, between Cabletron and Enterasys.
3.1	Amended and Restated Certificate of Incorporation of Cabletron.
3.2	Certificate of Designations for Series A and Series B Convertible Preferred Stock of Cabletron, incorporated by reference to Exhibit 2.4 of Cabletron’s current report on Form 8-K, filed on September 11, 2000.
3.3	Amended and Restated By-laws of Cabletron, incorporated by reference to Exhibit 3.6 of Cabletron’s annual report on Form 10-K for the fiscal year ended February 29, 2000, filed on May 30, 2000.
4.1	Amended and Restated Securities Purchase Agreement, dated as of August 29, 2000, between Cabletron and
Silver Lake, incorporated by reference to Exhibit 2.1 of Cabletron’s current report on Form 8-K, filed on
September 11, 2000.
4.2	Assignment Agreement among Silver Lake and the Investors named therein, dated August 29, 2000.
4.3	Standstill Agreement, dated as of August 29, 2000, between Cabletron and the Investors, incorporated by reference to Exhibit 2.3 of Cabletron’s current report on Form 8-K, filed on September 11, 2000.

4.4	Form of Class A Warrant of Cabletron, incorporated by reference to Exhibit 2.5 of Cabletron’s current report on Form 8-K, filed on September 11, 2000.
4.5	Form of Class B Warrant of Cabletron, incorporated by reference to Exhibit 2.6 of Cabletron’s current report on Form 8-K, filed on September 11, 2000.
4.6	Form of Subsidiary Stock Purchase Right.
4.7	Form of Subsidiary Warrant.
10.1	Registration Rights Agreement, dated as of August 29, 2000, among Cabletron and the Investors, incorporated by reference to Exhibit 2.7 of Cabletron’s current report on Form 8-K, filed on September 11, 2000.
10.2	Registration Rights Agreement, dated as of August 29, 2000, among Aprisma and the Investors, incorporated by reference to Exhibit 2.8 of Cabletron’s current report on Form 8-K, filed on September 11, 2000.
10.3	Registration Rights Agreement, dated as of August 29, 2000, among Enterasys and the Investors, incorporated by reference to Exhibit 2.9 of Cabletron’s current report on Form 8-K, filed on September 11, 2000.
10.4	Registration Rights Agreement, dated as of August 29, 2000, among GNTS and the Investors, incorporated by reference to Exhibit 2.10 of Cabletron’s current report on Form 8-K, filed on September 11, 2000.
10.5	Registration Rights Agreement, dated as of August 29, 2000, among Riverstone and the Investors, incorporated by reference to Exhibit 2.11 of Cabletron’s current report on Form 8-K, filed on September 11,
2000.
10.6**	Manufacturing Services Agreement, dated as of February 29, 2000, between the Company and Flextronics
International USA, Inc.
10.7	Amended and Restated Aprisma 2000 Equity Incentive Plan.
10.8	Amended and Restated GNTS 2000 Equity Incentive Plan.
10.9	Amended and Restated Enterasys 2000 Equity Incentive Plan.
10.10	Amended and Restated Riverstone 2000 Equity Incentive Plan.
27.1	Financial Data Schedule

* The Registrant agrees to furnish supplementally to the SEC, a copy of any omitted schedule or exhibit to such agreement, upon request by the Commission.

** Confidential treatment requested on portions of this exhibit. An unredacted version of this exhibit has been filed separately with the Commission.

(b) Reports on Form 8-K.

None.