Form 10-Q/A
period 2000-09-02
CABLETRON SYSTEMS INC
filed 2001-01-16
CIK 846909

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

This document contains 29 pages

Exhibit index on page 28

PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
CABLETRON SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)	(unaudited)
Assets	September 2, 2000	February 29, 2000
	(Restated)
Current assets:
Cash and cash equivalents	$364,950	$350,980
Short-term investments	194,046	221,981
Accounts receivable, net	168,508	228,372
Inventories, net	84,934	85,016
Short-term deferred income taxes	84,225	82,813
Prepaid expenses and other assets	62,691	38,211

Total current assets	959,354	1,007,373

Long-term investments	797,521	1,903,858
Property, plant and equipment, net	96,113	124,992
Intangible assets, net	39,279	130,284
Long-term deferred income taxes	27,367	---

Total assets	$1,919,634	$3,166,507

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$76,312	$117,631
Deferred revenue	123,245	119,011
Deferred gain	173,436	189,862
Accrued expenses	116,769	132,701

Total current liabilities	489,762	559,205
Long-term deferred income taxes	---	459,863

Total liabilities	489,762	1,019,068

Minority interest	9,131
Contingent redemption value of common stock put options	19,629	---
Redeemable preferred stock, $1.00 par value.(65 shares of
Series A and 25 shares of Series B were designated,
issued and outstanding at Sept. 2, 2000)	67,959	---
Stockholders' equity:
Undesignated preferred stock, $1.00 par value. Authorized
1,910 shares	---	---
Common stock, $0.01 par value. Authorized
450,000 shares; issued 185,378 and 183,585 shares,
respectively	1,854	1,836
Additional paid-in capital	660,024	630,155
Retained earnings	835,171	1,000,758
Treasury stock, at cost (1,150 shares at Sept. 2, 2000)	(30,043)	---

	1,467,006	1,632,749
Accumulated other comprehensive income	(133,853)	514,690

Total stockholders' equity	1,333,153	2,147,439

Total liabilities and stockholders' equity	$1,919,634	$3,166,507

See accompanying notes to consolidated financial statements.

CABLETRON SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	(unaudited)

	Three months ended		Six months ended

	September 2,	August 31,	September 2,	August 31,
	2000	1999	2000	1999
	(Restated)		(Restated)
Net sales	$261,434	$356,639	$536,498	$706,172
Cost of sales	139,191	192,264	292,750	401,857

Gross profit	122,243	164,375	243,748	304,315
Operating expenses:
Research and development	34,970	46,799	75,469	97,596
Selling, general and administrative	118,217	104,226	237,132	202,250
Amortization of intangible assets	20,772	7,469	27,260	14,829
Special charges	---	---	25,550	23,736

Income (loss) from operations	(51,716)	5,881	(121,663)	(34,096)
Interest income, net	8,760	3,832	18,236	7,900
Other income (expense), net	(121,415)	10,027	(119,515)	10,027

Income (loss) before income taxes	(164,371)	19,740	(222,942)	(16,169)
Income tax expense (benefit)	(53,499)	6,731	(74,210)	(6,653)

Net income (loss)	($110,872)	$13,009	($148,732)	($9,516)

Dividend effect of beneficial conversion
feature to Series A and Series B
Preferred Stockholders	(16,854)	---	(16,854)	---

Net income (loss) to common
shareholders	($127,726)	$13,009	($165,586)	($9,516)

Net income (loss) per common share:
Basic	($0.69)	$0.07	($0.90)	($0.05)

Diluted	($0.69)	$0.07	($0.90)	($0.05)

Weighted average number of common
shares outstanding:
Basic	184,186	174,159	184,150	173,624

Diluted	184,186	186,381	184,150	173,624

See accompanying notes to consolidated financial statements.

CABLETRON SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS	(unaudited)
(in thousands)	Six Months Ended
	September 2, 2000	August 31, 1999

Cash flows from operating activities:
Net loss	($148,732)	($9,516)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	59,037	57,658
Provision for losses on accounts receivable	683	(2,088)
Asset impairment	144,152	7,869
Other (non-cash)	7,400	(9,329)
Changes in assets and liabilities:
Accounts receivable	36,787	(14,009)
Inventories	(25,034)	1,964
Prepaid expenses and other assets	(35,853)	3,374
Accounts payable and accrued expenses	(80,517)	(75,942)
Deferred revenue	(16,956)	(20,234)
Deferred gain	(16,426)	---

Net cash used in operating activities	(75,459)	(60,253)

Cash flows from investing activities:
Capital expenditures	(18,709)	(18,299)
Outsourcing of manufacturing	(7,682)	---
Proceeds from sale of fixed assets	19	---
Cash paid for business acquisitions, net	(5,921)	---
Purchase of available-for-sale securities	(441,817)	(33,891)
Purchase of held-to-maturity securities	(74,398)	(128,465)
Sales/maturities of marketable securities	558,960	180,002

Net cash provided by (used in) investing activities	10,452	(653)

Cash flows from financing activities:
Common stock issued to employee stock purchase plan	6,614	3,418
Common stock issued in business acquisitions	987	---
Proceeds from sale of common stock put options	4,144	---
Proceeds from issuance of preferred stock, warrants and stock
purchase rights	87,750	---
Repurchase of common stock	(30,043)	---
Proceeds from exercise of stock options	10,257	9,489

Net cash provided by financing activities	79,709	12,907

Effect of exchange rate changes on cash	(732)	(420)

Net (decrease) increase in cash and cash equivalents	13,970	(48,419)
Cash and cash equivalents, beginning of period	350,980	159,422

Cash and cash equivalents, end of period	$364,950	$111,003

Cash paid (refunds received) during the period for:
Income taxes	$100	($730)

See accompanying notes to consolidated financial statements.

CABLETRON SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Basis of Presentation

(a) The accompanying unaudited consolidated financial statements of Cabletron Systems, Inc. (the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Article 2 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year. Certain prior period balances have been reclassified to conform to the current year presentation. The accompanying financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended February 29, 2000.

(b) The accompanying consolidated financial statements have been restated to reflect the impact of adjustments made by the Company to reduce its previously reported Net Loss to common shareholders for the three and six months periods ended September 2, 2000. The Company has also reclassified certain liability and stockholders' equity balances at September 2, 2000.

These adjustments and reclassifications were made to amend the accounting for the equity transaction entered into by the Company on August 30, 2000 whereby the Company issued convertible preferred stock, and granted rights to purchase securities of the Company and securities of the Company's four new operating subsidiaries to an investor group. At the closing of the transaction, the Company received $87.8 million in cash from the investor group.

At the date of the filing on form 10-Q of the results of its quarter ended September 2, 2000, the Company had allocated the proceeds received from the investor group based on a preliminary valuation of the equity instruments issued in the transaction. Subsequent to the filing on Form 10-Q, the Company completed a final valuation which it has utilized to reallocate the proceeds received to the various equity instruments that were issued. Also, the Company made certain balance sheet reclassifications based on the results of the final valuation.

As a result, the Company reduced the amount of its dividend effect of Beneficial conversion feature to Series A and B Preferred Stockholders by $15.1 million from $32.0 million to $16.9 million for the three and six month periods ended September 2, 2000. The $15.1 million decrease is primarily the result of increased value ascribed to the preferred stock in the final valuation.

The following is a summary of the effects of the adjustments on Net loss to common shareholders:

	Three months ended September 2, 2000	Six months ended September 2, 2000
(in thousands)
Net loss, as originally reported	($142,872)	($180,732)
Reduction of Dividend effect of beneficial conversion feature to Series A and Series B Preferred Stockholders	15,146	15,146

Net loss to common shareholders, as restated	($127,726)	($165,586)

Net loss per common share-basic, as originally reported	($0.78)	($0.98)

Net loss per common share-diluted, as originally reported	($0.78)	($0.98)

Net loss per common share-basic, as restated	($0.69)	($0.90)

Net loss per common share-diluted, as restated	($0.69)	($0.90)

The effect of the restatement on the consolidated balance sheet as of September 2, 2000 is as follows:

	As Originally Reported	As Restated

Other long-term liabilities	29,750	0
Total liabilities	519,512	489,762
Minority interest	0	9,131
Redeemable Preferred Stock	52,800	67,959
Additional paid-in capital	669,710	660,024
Retained earnings	820,025	835,171
Total stockholders' equity	1,327,693	1,333,153

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

3. New Accounting Standards

In June 1998, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) which requires companies to record derivativ

In June 1999, the FASB issued SFAS 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB Statement No. 133”, which delayed the effective date of SFAS 133 by

In March 2000, the FASB issued Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation” as an Interpretation of APB Opinion No. 25 (FIN 44), which must be applied prospectively to new

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

6. EPS Reconciliation

The reconciliation of the numerators and denominators of the basic and diluted income (loss) per common share computations for the Company’s reported net income (loss) is as follows:

	Three months ended		Six months ended
	September 2,	August 31,	September 2,	August 31,
(in thousands, except per share amounts)	2000	1999	2000	1999

Net income (loss)	($110,872)	$13,009	($148,732)	($9,516)
Dividend effect of beneficial conversion feature to
Series A and Series B Preferred Stockholders	(16,854)	-	(16,854)	-

Net income (loss) to common shareholders	($127,726)	$13,009	($165,586)	($9,516)

Weighted average number of common
shares outstanding - basic	184,186	174,159	184,150	173,624
Dilutive effect:
Contingent shares per acquisition agreement	-	5,416	-	-
Net additional common shares upon exercise
of common stock options	-	6,806	-	-

Weighted average number of common
shares outstanding - diluted	184,186	186,381	184,150	173,624

Net income (loss) per common share - basic	($0.69)	$0.07	($0.90)	($0.05)

Net income (loss) per common share - diluted	($0.69)	$0.07	($0.90)	($0.05)

For the three months ended September 2, 2000 and for the six months ended September 2, 2000 and August 31, 1999, the weighted-average number of stock options outstanding totaled 6.6 million, 7.3 million and 5.5 million, respectively, but were not included in the calculation of diluted earnings per share since the effect was anti-dilutive. The September 2, 2000 amounts exclude the potential dilution of warrants and preferred stock that were issued during the quarter ended September 2, 2000, because the effect was anti-dilutive. In addition, for the six months ended August 31, 1999, the effect of the 5.4 million shares that were issued, in September 1999, related to the acquisition of Yago was not included since it was anti-dilutive.

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

8. Special Charges

In the first six months of fiscal 2001, the Company recorded $27.1 million of special charges for the restructuring initiative undertaken during May 2000 in connection with the Company's transformation. The special charges consis

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

9. Preferred Stock, Warrants and Stock Purchase Rights

On August 30, 2000, the Company granted rights to an investor group to purchase securities of the Company and securities of the Company’s four new operating subsidiaries. At the closing of the investment, the Company received $87.8 million in cash from the investor group. The Company has issued to the investors Series A and Series B Preferred Stock (the "Preferred Stock"), as well as warrants to purchase Company common stock, and has agreed to issue to the investors additional warrants upon the occurrence of certain events relating to the operating subsidiaries, including the sale of an operating subsidiary or the failure of an operating subsidiary to consummate an IPO. In addition, each of the four operating subsidiaries has issued to the investors rights to purchase shares of its common stock, and each of the four operating subsidiaries have agreed to issue rights to purchase additional shares of its common stock to the investors upon the occurrence of certain events. The initial exercise prices and the number of shares issuable upon exercise of the subsidiary stock purchase rights are dependent upon certain events. The Company may require the investors to exercise a portion of these stock purchase rights at the time of an operating subsidiary’s initial public offering. A summary of the terms of these securities follows.

Preferred Stock.    As of December 2, 2000, there were 2,000,000 authorized shares of preferred stock, par value $1.00 per share, of which (A) 65,000 shares of 4% Series A Participating Convertible Preferred Stock (“Series A Preferred Stock”) were issued and outstanding and (B) 25,000 shares of 4% Series B Participating Convertible Preferred Stock (“Series B Preferred Stock,” ) were issued and outstanding. The remaining 1,910,000 shares represent undesignated, unissued “blank check” preferred stock.

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

Liquidation Preference.    The Preferred Stock has an initial liquidation preference equal to the sum of $1,000 per share (adjusted for stock dividends, splits, combinations or similar events) and accrued and unpaid dividends (such sum being the “Liquidation Preference”). However, if greater, this Liquidation Preference is increased upon the liquidation of the

Company to an amount equal to the liquidation proceeds payable with respect to the common stock into which the Preferred Stock is convertible.

Dividends. Dividends on the Preferred Stock compound quarterly and accrue from the date of issue at a rate equal to the greater of 4.00% per annum (compounded quarterly) on its Liquidation Preference or the aggregate cash dividends payable with respect to the common stock into which the Preferred Stock is convertible. However, cash dividends on the Preferred Stock are not payable without the consent of a majority of holders of the preferred stock.

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

Contingent Subsidiary Warrants. The Company has agreed to cause each of the operating subsidiaries to issue warrants to purchase additional shares of its common stock to the investor

The transaction with the investor group has been accounted for in accordance with Accounting Principles Board Pronouncement No. 14 “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” (“APB 14”), EITF 00-27 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, EITF 96-13 and EITF 00-19. In accordance with these pronouncements, the Company allocated the proceeds received to the various equity instruments issued by the Company and its subsidiaries.

The Company has completed a valuation of all equity instruments issued to the investor group and has ascribed the following values:

  $5.2 million to the Class A and Class B warrants, recorded as $3.4 million to additional paid in capital of the Company and $1.8 million to minority interest in the operating subsidiaries.

  $14.6 million to the operating subsidiary stock purchase rights, recorded as $7.3 million to additional paid in capital of the Company and $7.3 million to minority interest in the operating subsidiaries.

  $68.0 million to the Series A and Series B Preferred Stock. A dividend was recognized at the time of the issuance (a beneficial conversion) of $16.9 million, which represents the excess of aggregate fair value of the common stock that the investor would receive at the earliest conversion date over the proceeds ascribed to the Preferred Stock.

In addition, an accretive dividend of $22.0 million will be recorded over the next ten fiscal quarters, using the interest method, as a result of the difference between the $90.0 million redemption value of the Series A and Series B Preferred Stock and the $68.0 million ascribed value. The Company will also record the 4% dividend associated with the preferred stock on a quarterly basis.

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

11. Segment and Geographical Information

The Company and its operating subsidiaries provide a broad product line and services for the computer networking industry. Substantially all revenues result from the sales of hardware and software products and professional servic
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

12. Legal Proceedings

As previously disclosed in Cabletron's annual report on Form 10-K for the year ended February 29, 2000, on March 3, 1998 a consolidated class action lawsuit purporting to state claims against Cabletron and certain officers and di sought on behalf of the class. Cabletron and other defendants moved to dismiss the complaint and, by Order dated December 23, 1998, the District Court expressed its intention to grant Cabletron's motion to dismiss unless the plaintiffs amended their complaint. The Plaintiffs timely served a Second Consolidation Class Action Complaint, and the Company filed a motion to dismiss this second complaint. A ruling on that motion is not expected earlier than November 2000. The legal costs incurred by Cabletron in defending itself and its officers and directors against this litigation, whether or not it prevails, could be substantial, and in the event that the plaintiffs prevail, the Company could be required to pay substantial damages. This litigation may be protracted and may result in a diversion of management and other resources of the Company. The payment of substantial legal costs or damages, or the diversion of management and other resources, could have a material adverse effect on the Company's business, financial condition or results of operations.

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

CABLETRON SYSTEMS, INC.

January 16, 2001	By: /s/ Piyush Patel
Date	Piyush Patel
Chairman, President and Chief Executive Officer

Signature	Titles	Date

/s/ Piyush Patel	Chairman, President and Chief Executive Officer	January 16, 2001
Piyush Patel

/s/ David J. Kirkpatrick	Corporate Executive Vice President of Finance	January 16, 2001
David J. Kirkpatrick	and Chief Financial Officer (Principal Financial
and Accounting Officer)

EXHIBIT INDEX

Exhibit
No.	Exhibit Description
2.1*	Transformation Agreement, dated as of June 3, 2000, among Cabletron, Aprisma, Enterasys, GNTS and
Riverstone.
2.2*	Asset Contribution Agreement, dated as of June 3, 2000, between Cabletron and Aprisma.
2.3*	Asset Contribution Agreement, dated as of June 3, 2000, between Cabletron and Enterasys.
2.4*	Asset Contribution Agreement, dated as of June 3, 2000, between Cabletron and GNTS.
2.5*	Asset Contribution Agreement, dated as of June 3, 2000, between Cabletron and Riverstone.
2.6	Tax Sharing Agreement, dated as of June 3, 2000, among Cabletron, Aprisma, Enterasys, GNTS and
Riverstone.
2.7	Distribution-Related Option Agreement among Cabletron, Aprisma, Enterasys, GNTS and Cabletron, as amended.
2.8	Assignment and Assumption Agreement, dated as of June 3, 2000, by and between Cabletron and Enterasys pertaining to the Manufacturing Services Agreement, dated as of February 29, 2000, between the Company and Flextronics International USA, Inc.
2.9	License Agreement, dated as of August 28, 2000, from Aprisma to GNTS.
2.10	License Agreement, dated as of August 28, 2000, from Enterasys to GNTS.
2.11	License Agreement, dated as of August 28, 2000, from Riverstone to GNTS.
2.12	Cross-License Agreement, dated as of August 28, 2000, between Enterasys and Aprisma.
2.13	Cross-License Agreement, dated as of August 28, 2000, between Riverstone and Aprisma.
2.14*	Cross-License Agreement, dated as of August 28, 2000, between Enterasys and Riverstone.
2.15	License Agreement, dated as of August 28, 2000, between Cabletron and Aprisma.
2.16	License Agreement, dated as of August 28, 2000, between Cabletron and Enterasys.
2.17	License Agreement, dated as of August 28, 2000, between Cabletron and GNTS.
2.18	License Agreement, dated as of August 28, 2000, between Cabletron and Riverstone.
2.19	Services Agreement, dated as of August 28, 2000, between Cabletron and Aprisma.
2.20	Services Agreement, dated as of August 28, 2000, between Cabletron and Enterasys.
2.21	Services Agreement, dated as of August 28, 2000, between Cabletron and GNTS.
2.22	Services Agreement, dated as of August 28, 2000, between Cabletron and Riverstone.
2.23	Sub-Services Agreement, dated as of August 28, 2000, between Cabletron and Enterasys.
3.1	Amended and Restated Certificate of Incorporation of Cabletron.
3.2	Certificate of Designations for Series A and Series B Convertible Preferred Stock of Cabletron, incorporated by reference to Exhibit 2.4 of Cabletron’s current report on Form 8-K, filed on September 11, 2000.
3.3	Amended and Restated By-laws of Cabletron, incorporated by reference to Exhibit 3.6 of Cabletron’s annual report on Form 10-K for the fiscal year ended February 29, 2000, filed on May 30, 2000.
4.1	Amended and Restated Securities Purchase Agreement, dated as of August 29, 2000, between Cabletron and
Silver Lake, incorporated by reference to Exhibit 2.1 of Cabletron’s current report on Form 8-K, filed on
September 11, 2000.
4.2	Assignment Agreement among Silver Lake and the Investors named therein, dated August 29, 2000.
4.3	Standstill Agreement, dated as of August 29, 2000, between Cabletron and the Investors, incorporated by reference to Exhibit 2.3 of Cabletron’s current report on Form 8-K, filed on September 11, 2000.

4.4	Form of Class A Warrant of Cabletron, incorporated by reference to Exhibit 2.5 of Cabletron’s current report on Form 8-K, filed on September 11, 2000.
4.5	Form of Class B Warrant of Cabletron, incorporated by reference to Exhibit 2.6 of Cabletron’s current report on Form 8-K, filed on September 11, 2000.
4.6	Form of Subsidiary Stock Purchase Right.
4.7	Form of Subsidiary Warrant.
10.1	Registration Rights Agreement, dated as of August 29, 2000, among Cabletron and the Investors, incorporated by reference to Exhibit 2.7 of Cabletron’s current report on Form 8-K, filed on September 11, 2000.
10.2	Registration Rights Agreement, dated as of August 29, 2000, among Aprisma and the Investors, incorporated by reference to Exhibit 2.8 of Cabletron’s current report on Form 8-K, filed on September 11, 2000.
10.3	Registration Rights Agreement, dated as of August 29, 2000, among Enterasys and the Investors, incorporated by reference to Exhibit 2.9 of Cabletron’s current report on Form 8-K, filed on September 11, 2000.
10.4	Registration Rights Agreement, dated as of August 29, 2000, among GNTS and the Investors, incorporated by reference to Exhibit 2.10 of Cabletron’s current report on Form 8-K, filed on September 11, 2000.
10.5	Registration Rights Agreement, dated as of August 29, 2000, among Riverstone and the Investors, incorporated by reference to Exhibit 2.11 of Cabletron’s current report on Form 8-K, filed on September 11,
2000.
10.6**	Manufacturing Services Agreement, dated as of February 29, 2000, between the Company and Flextronics
International USA, Inc.
10.7	Amended and Restated Aprisma 2000 Equity Incentive Plan.
10.8	Amended and Restated GNTS 2000 Equity Incentive Plan.
10.9	Amended and Restated Enterasys 2000 Equity Incentive Plan.
10.10	Amended and Restated Riverstone 2000 Equity Incentive Plan.
27.1	Financial Data Schedule

* The Registrant agrees to furnish supplementally to the SEC, a copy of any omitted schedule or exhibit to such agreement, upon request by the Commission.

** Confidential treatment requested on portions of this exhibit. An unredacted version of this exhibit has been filed separately with the Commission.

(b) Reports on Form 8-K.

None.