Form 10-Q
period 2000-12-02
CABLETRON SYSTEMS INC
filed 2001-01-16
CIK 846909

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended December 2, 2000

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-10228

CABLETRON SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	04-2797263
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification no.)

35 Industrial Way, Rochester, New Hampshire 03867
(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (603) 332-9400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 YES -  ☒  No -

As of January 3, 2001 there were 184,641,834 shares of the Registrant’s common stock outstanding.

This document contains 29 pages

Exhibit index on page 29

PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CABLETRON SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)	(unaudited)
	December 2, 2000	February 29, 2000

Assets
Current assets:
Cash and cash equivalents	$ 251,763	$ 350,980
Short-term investments	238,205	221,981
Accounts receivable, net	171,342	228,372
Inventories, net	89,024	85,016
Short-term deferred income taxes	124,295	82,813
Prepaid expenses and other assets	93,298	38,211

Total current assets	967,927	1,007,373

Long-term investments	413,678	1,903,858
Property, plant and equipment, net	93,294	124,992
Intangible assets, net	43,677	130,284
Long-term deferred income taxes	174,994	—

Total assets	$1,693,570	$3,166,507

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$ 97,278	$ 117,631
Deferred revenue	91,950	119,011
Deferred gain	163,604	189,862
Accrued expenses	166,016	132,701

Total current liabilities	518,848	559,205
Long-term deferred income taxes	—	459,863

Total liabilities	518,848	1,019,068

Minority interest	9,131	—
Contingent redemption value of common stock put options	9,651	—
Redeemable and convertible preferred stock, $1.00 par value, 65 shares of Series A and 25 shares of Series B were designated, issued and outstanding at Dec. 2, 2000	70,966	—
Stockholders’ equity:
Undesignated preferred stock, $1.00 par value. Authorized 1,910 shares	—	—
Common stock, $0.01 par value. Authorized 450,000 shares; issued 186,631 and 183,585 shares, respectively	1,866	1,836
Additional paid-in capital	710,401	630,155
Retained earnings	799,720	1,000,758
Unearned stock-based compensation	(15,237)	—
Treasury stock, at cost (1,800 shares at Dec. 2, 2000)	(48,051)	—

	1,448,699	1,632,749
Accumulated other comprehensive income	(363,725)	514,690

Total stockholders’ equity	1,084,974	2,147,439

Total liabilities and stockholders’ equity	$1,693,570	$3,166,507

See accompanying notes to consolidated financial statements.

CABLETRON SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	(unaudited)
	Three months ended		Nine months ended
	December 2, 2000	November 30, 1999	December 2, 2000	November 30, 1999
Net sales	$248,939	$371,653	$ 785,437	$1,077,825
Cost of sales (excludes stock-based compensation of $101 for the three and nine months ended December 2, 2000)	124,996	195,403	417,746	597,260

Gross profit	123,943	176,250	367,691	480,565
Operating expenses:
Research and development (excludes stock- based compensation of $979 for the three and nine months ended December 2, 2000)	35,145	44,716	110,614	142,312
Selling, general and administrative (excludes stock-based compensation of $2,460 for the three and nine months ended December 2, 2000)	112,860	103,822	349,992	306,072
Amortization of intangible assets	3,739	7,473	30,999	22,302
Stock based compensation	3,540	—	3,540	—
Special charges	—	—	25,550	23,736

Income (loss) from operations	(31,341)	20,239	(153,004)	(13,857)
Interest income, net	9,002	4,152	27,238	12,052
Other income (expense), net	(10,702)	39,082	(130,217)	49,109

Income (loss) before income taxes	(33,041)	63,473	(255,983)	47,304
Income tax expense (benefit)	(596)	20,875	(74,806)	14,222

Net income (loss)	$(32,445)	$ 42,598	($181,177)	$ 33,082

Dividend effect of beneficial conversion feature to Series A and Series B Preferred Stockholders	—	—	(16,854)	—
Accretive Dividend of Series A and Series B Preferred Shares	(3,007)	—	(3,007)	—

Net income (loss) to common shareholders	$(35,452)	$ 42,598	$(201,038)	$ 33,082

Net income (loss) per common share:
Basic	$ (0.19)	$ 0.24	$ (1.09)	$ 0.19

Diluted	$ (0.19)	$ 0.22	$ (1.09)	$ 0.18

Weighted average number of common shares outstanding:
Basic	184,844	180,504	184,378	175,901

Diluted	184,844	189,561	184,378	186,501

See accompanying notes to consolidated financial statements.

CABLETRON SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	(unaudited)
	Nine Months Ended
	December 2, 2000	November 30, 1999
Cash flows from operating activities:
Net income (loss)	($181,177)	$ 33,082
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	80,359	83,734
Provision for losses on accounts receivable	3,194	(1,838)
Asset impairment	167,544	7,869
Deferred taxes	—	(18,995)
Other (non-cash)	7,400	(20,623)
Changes in assets and liabilities:
Accounts receivable	24,268	28,924
Inventories	(36,370)	63,338
Prepaid expenses and other assets	(77,495)	47,313
Accounts payable and accrued expenses	(59,938)	(207,426)
Deferred revenue	(50,220)	66,366
Deferred gain	(26,258)	—

Net cash used in operating activities	(148,693)	81,744

Cash flows from investing activities:
Capital expenditures	(23,542)	(30,218)
Outsourcing of manufacturing	(7,682)	—
Proceeds from sale of fixed assets	35	—
Cash paid for business acquisitions, net	(6,009)	—
Proceeds received from written call options	14,001	—
Purchase of available-for-sale securities	(1,053,706)	(89,622)
Purchase of held-to-maturity securities	(113,785)	(197,490)
Sales/maturities of marketable securities	1,168,036	290,895

Net cash used in investing activities	(22,652)	(26,435)

Cash flows from financing activities:
Common stock issued to employee stock purchase plan	13,448	7,709
Proceeds from sale of common stock put options	4,934	—
Proceeds from issuance of preferred stock, warrants and stock purchase rights	87,750	—
Repurchase of common stock	(48,051)	—
Proceeds from exercise of stock options	14,898	17,059

Net cash provided by financing activities	72,979	24,768

Effect of exchange rate changes on cash	(851)	(570)

Net (decrease) increase in cash and cash equivalents	(99,217)	79,507
Cash and cash equivalents, beginning of period	350,980	159,422

Cash and cash equivalents, end of period	$ 251,763	$ 238,929

Cash paid during the period for:
Income taxes	$ 218	$ 5,121

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

(b) As previously disclosed in the Company's second quarter Form 10-Q, the Company's consolidated financial statements for the three and six month periods ended September 2, 2000 have been restated to reflect the impact of adjustments made by the Company to reduce its previously reported Net loss to common shareholders. The Company also reclassified certain liability and stockholders' equity balances at September 2, 2000.

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

The following is a summary of the effects of the adjustments on Net loss to common shareholders:

	Three months ended September 2, 2000	Six months ended September 2, 2000
(in thousands)
Net loss, as originally reported	($142,872)	($180,732)
Reduction of Dividend effect of beneficial conversion feature to Series A and Series B Preferred Stockholders	15,146	15,146

Net loss to common shareholders, as restated	($127,726)	($165,586)

Net loss per common share-basic, as originally reported	($0.78)	($0.98)

Net loss per common share-diluted, as originally reported	($0.78)	($0.98)

Net loss per common share-basic, as restated	($0.69)	($0.90)

Net loss per common share-diluted, as restated	($0.69)	($0.90)

The effect of the restatement on the consolidated balance sheet as of September 2, 2000 is as follows:

(in thousands)	As Originally Reported	As Restated

Other long-term liabilities	29,750	--
Total liabilities	519,512	489,762
Minority interest	--	9,131
Redeemable Preferred Stock	52,800	67,959
Additional paid-in capital	669,710	660,024
Retained earnings	820,025	835,171
Total stockholders' equity	1,327,693	1,333,153

2. Business Operations

During the second quarter of fiscal 2001, the Company completed the transformation of its operating businesses into four operating subsidiaries: Aprisma Management Technologies, Inc. (“ Aprisma”), Enterasys Networks, Inc. (“Enterasys”), GlobalNetwork Technology Services, Inc. (“GNTS”) and Riverstone Networks, Inc. (“Riverstone”). The Company has issued securities that are convertible into common stock in each of these subsidiaries to employees, consultants and private investors. The Company currently intends to consummate an initial public offering (“IPO”), of Riverstone, then subsequently distribute its remaining shares of Riverstone to the Company’s shareholders. The Company is considering similar IPO-distribution transactions, as well as other strategic alternatives, for Aprisma, Enterasys and GNTS. On September 18, 2000, Riverstone filed a registration statement with the Securities and Exchange Commission (“SEC”) for the IPO of its common stock, which was subsequently amended, most recently on January 8, 2001.

3. New Accounting Standards

In June 1998, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (“ SFAS 133”) which requires companies to record derivative instruments on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting.

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

In March 2000, the FASB issued Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation” as an Interpretation of APB Opinion No. 25 (“FIN 44”), which must be applied prospectively to new stock option awards, exchanges of awards in a business combination, modifications to outstanding awards and changes in grantee status that occur on or after July 1, 2000. The Company adopted FIN 44 effective July 1, 2000 with no impact on its historical consolidated statements and related disclosures.

4. Business Combination

On September 7, 2000, the Company acquired Network Security Wizards, Inc. (“NSW”), a privately held company that develops intrusion detection system technology. Under the terms of the agreement, the Company ( i) issued 210,286 shares of its Common Stock, $0.01 par value per share, to the two former stockholders of NSW, (ii) issued 157,714 shares of its common stock to be held in escrow on behalf of the two former stockholders of NSW (subject to forfeiture upon the occurrence of certain events) and (iii) 32,000 options to purchase the Company’s common stock in exchange for all of the issued and outstanding capital stock of NSW.

The Company recorded the cost of the acquisition at approximately $8.2 million, including direct costs of $0.2 million. This acquisition has been accounted for under the purchase method of accounting. The cost represents 210,286 shares of common stock at $35.00 per share and 32,000 options, valued at approximately $0.6 million. The excess of cost over the estimated fair value of the net assets acquired of $8.0 million was allocated to goodwill and is being amortized on a straight-line basis over a period of 4 years. The 157,714 shares of common stock that are held in escrow were recorded as unearned stock-based compensation of $5.5 million and were not included in the cost of the acquisition. The stock based compensation will be amortized over a two year period. The Company’s consolidated results of operations include the operating results of NSW from the acquisition date. The Company has not provided supplemental pro forma disclosure as the transaction did not meet the significance conditions for pro forma disclosure.

5. Inventories

Inventories consist of:

(in thousands)	December 2, 2000	February 29, 2000
Raw materials	$ 5,051	$20,503
Finished goods	83,973	64,513

Total	$89,024	$85,016

6. Investments

During the three months ended December 2, 2000, the Company wrote call options to sell 2.0 million shares of Efficient Networks, Inc. (“Efficient”) common stock at a weighted average price of $62.50 and received premiums of approximately $14.0 million which has been recorded as a deferred gain. The outstanding call options expire on various dates between April 30, 2001 and December 4, 2001.

 7. Stock Repurchase and Put Option Program

On April 24, 2000, the Company’s Board of Directors authorized the Company to repurchase up to $400.0 million of the Company’s outstanding shares of common stock. As of December 2, 2000, the Company had repurchased approximately 1.8 million shares in the open market for $48.1 million and had outstanding put options to repurchase an additional $9.7 million of common stock.

During the first nine months of fiscal 2001, the Company sold equity put options as an enhancement to its ongoing share repurchase program. Each put option entitles the holder to sell one share of the Company’s common stock to the Company at a specified price. During the first nine months of fiscal 2001, the Company received $4.9 million in premiums from the sale of put options covering 1,225,000 shares of the Company's common stock and recorded this amount as additional paid-in capital. During the first nine months of fiscal 2001, 400,000 of the put options were exercised and 475,000 of the put options expired unexercised. The 350,000 of outstanding put options, as of December 2, 2000, have an average exercise price of $27.57 per share and expire on various dates between December 15, 2000 and February 28, 2001. In accordance with EITF 96-13 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” ("EITF 96-13") and EITF 00-19 “Accounting for Derivative Financial Instruments Determination of Whether Share Settlement Is Within the Control of the Issuer for the Purposes of Applying Issue No. 96-13” ("EITF 00-19"), the Company has recorded the contingent redemption amount of the outstanding put options, as of December 2, 2000, in temporary equity.

8.  EPS Reconciliation

The reconciliation of the numerators and denominators of the basic and diluted income (loss) per common share computations for the Company’s reported net income (loss) is as follows:

	Three months ended		Nine months ended
(in thousands, except per share amounts)	December 2, 2000	November 30, 1999	December 2, 2000	November 30, 1999
Net income (loss)	($32,445)	$ 42,598	($181,177)	$ 33,082
Dividend effect of beneficial conversion feature to Series A and Series B Preferred Stockholders	—	—	(16,854)	—
Accretive Dividend of Series A and Series B

Preferred Shares	(3,007)	—	(3,007)	—

Net income (loss) to common shareholders	($35,452)	$ 42,598	($201,038)	$ 33,082

Weighted average number of common shares outstanding — basic	184,844	180,504	184,378	175,901
Dilutive effect:
Contingent shares per acquisition agreement	—	—	—	3,611
Net additional common shares upon exercise of common stock options	—	9,057	—	6,989

Weighted average number of common shares outstanding — diluted	184,844	189,561	184,378	186,501

Net income (loss) per common share — basic	($ 0.19)	$ 0.24	($ 1.09)	$ 0.19

Net income (loss) per common share — diluted	($ 0.19)	$ 0.22	($ 1.09)	$ 0.18

For the three and nine months ended December 2, 2000, stock options outstanding totaling 5.8 million and 6.8 million, respectively, were not included in the calculation of diluted earnings per share since the effect was anti-dilutive. The December 2, 2000 amounts exclude the potential dilution of warrants and convertible preferred stock that were issued during the quarter ended September 2, 2000, because the effects were anti-dilutive.

9.  Comprehensive Income (Loss)

The Company’s total comprehensive income (loss) is as follows:

	Three months ended		Nine months ended
(in thousands)	December 2, 2000	November 30, 1999	December 2, 2000	November 30, 1999
Net income (loss)	($ 32,445)	$42,598	($ 181,177)	$33,082
Other comprehensive income (loss):
Net unrealized loss on available-for-sale

securities	(391,587)	(213)	(1,465,473)	(1,252)
Foreign currency translation adjustment	1,152	(328)	637	(1,067)
Income tax benefit	160,563	—	586,421	—

Total comprehensive income (loss)	($262,317)	$42,057	($1,059,592)	$30,763

The unrealized loss on available-for-sale securities and the income tax benefit in the three and nine months ended December 2, 2000 relate primarily to the unrealized loss on the Company’s holdings in shares of Efficient common stock.

10.  Special Charges

In the first nine months of fiscal 2001, the Company recorded a special charge of $27.1 million related to the restructuring initiative undertaken during May 2000 in connection with the Company’s transformation. The special charges consisted of $13.5 million related to asset impairments, $11.9 million related to severance benefits and $1.7 million related to exit costs. These charges reflect the expected sale of an office building in Rochester, NH, exit costs associated with the planned closure of 20 sales offices worldwide (6 of which were closed as of December 2, 2000), the write-off of certain assets that were not required subsequent to the transformation of the Company and the planned reduction of approximately 570 individuals from the Company’s global workforce. The reduction in the global workforce involved principally sales, engineering and administrative personnel and has also included targeted reductions impacting most functions within the Company. The exit costs which the Company expects to incur relate primarily to long-term lease commitments. This initiative is intended to establish the proper sizing of the transformed Company and to align the revenue opportunities with cost models. As of December 2, 2000, 567 employees have been terminated in accordance with the plan.

The following table summarizes the recorded accruals and uses of the restructuring initiative from inception through December 2, 2000:

(in thousands)	Asset Impairments	Severance Benefits	Exit Costs	Total
Total charge	$ 13,512	$ 11,872	$1,667	$ 27,051
Cash payments since inception	—	(11,202)	(519)	(11,721)
Non-cash items since inception	(13,512)	—	—	(13,512)

Accrual balance as of Dec. 2, 2000	$ —	$ 670	$1,148	$ 1,818

11.  Preferred Stock, Warrants and Stock Purchase Rights

On August 30, 2000, the Company granted rights to an investor group to purchase securities of the Company and securities of the Company’s four new operating subsidiaries. At the closing of the investment, the Company received $87.8 million in cash from the investor group. The Company has issued to the investors Series A and Series B Preferred Stock (the “Preferred Stock”), as well as warrants to purchase Company common stock, and has agreed to issue to the investors additional warrants upon the occurrence of certain events relating to the operating subsidiaries, including the sale of an operating subsidiary or the failure of an operating subsidiary to consummate an IPO. In addition, each of the four operating subsidiaries has issued to the investors rights to purchase shares of its common stock, and each of the four operating subsidiaries have agreed to issue rights to purchase additional shares of its common stock to the investors upon the occurrence of certain events. The initial exercise prices and the number of shares issuable upon exercise of the subsidiary stock purchase rights are dependent upon certain events. The Company may require the investors to exercise a portion of these stock purchase rights at the time of an operating subsidiary’s initial public offering. A summary of the terms of these securities follows.

Preferred Stock.    As of December 2, 2000, there were 2,000,000 authorized shares of preferred stock, par value $1.00 per share, of which (A) 65,000 shares of 4% Series A Participating Convertible Preferred Stock (“Series A Preferred Stock”) were issued and outstanding and (B) 25,000 shares of 4% Series B Participating Convertible Preferred Stock (“Series B Preferred Stock,”) were issued and outstanding. The remaining 1,910,000 shares represent undesignated, unissued “blank check” preferred stock.

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

The Company's Redemption Rights. At any time on or after February 23, 2004, the Company will have the rights to redeem for cash all (but not less than all) of the Preferred Stock at the Liquidation Preference then in effect (subject to the rights of the holders of the Preferred Stock to convert to common stock immediately prior to such redemption).

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

Class B Warrants. The Company issued warrants to certain preferred stockholders to purchase 200,000 shares of common stock at an initial exercise price of $35.00 per share, adjusted for stock dividends, splits, combinations or similar events (the "Class B Warrants") The Class B Warrants are exercisable until August 2007 and otherwise contain customary terms and conditions (including provisions with respect to " cashless" exercise and customary anti-dilutive provisions).

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

  12 . Stock-Based Compensation Plans

  As permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), the Company measures compensation cost in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. Accordingly, no accounting recognition is given to stock options granted to employees of the Company at fair market value until they are exercised.

  Upon exercise, net proceeds, including income tax benefits realized, are credited to equity. Equity instruments issued to non-employees are accounted for in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force Abstract No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services (“EITF 96-18”).

  In connection with certain stock option grants to employees, the Company recorded approximately $11.1 million of unearned stock-based compensation for the excess of the deemed fair market value over the exercise price at date of grant for the three and nine months ended December 2, 2000. The compensation expense is recognized over the options’ vesting period of four years. As a result of these grants, the Company recorded stock-based compensation expense of $0.7 million for the three and nine month periods ended December 2, 2000. At December 2, 2000, $10.4 million of unearned stock-based compensation remains to be amortized as expense.

  Stock-based compensation expense related to stock options granted to consultants is recognized in accordance with EITF 96-18. The fair value of the stock options granted is calculated at each reporting date using the Black-Scholes option pricing model. The Company believes that the fair value of the stock options are more reliably measurable than the fair value of the services rendered. The Company recorded stock-based compensation expense of $2.1 million for the three and nine month periods ended December 2, 2000.

  In connection with its acquisition of Network Security Wizards (“NSW”), the Company issued shares, which are held in escrow, that are contingent on future services to be rendered to the Company. The Company recorded approximately $5.5 million of unearned stock-based compensation for value of the shares that are held in escrow, measured at the date of acquisition. The compensation expense is recognized over the required service period of two years. As a result of this issuance, the Company recorded stock-based compensation expense of $0.7 million for the three and nine month periods ended December 2, 2000. At December 2, 2000, $4.8 million of unearned stock-based compensation remains to be amortized as expense.

  As of December 2, 2000, each of the Company’s four operating subsidiaries had granted options to purchase its common stock to its employees and to certain non-employees. Of these options, an aggregate total of approximately 8.0 million options were granted primarily to three officers of Cabletron and also to other employees of Cabletron, who are not employees of the subsidiaries. These individuals are generally restricted from transferring these options and the underlying shares are subject to restrictions that lapse over a period of time approximating the standard vesting period of options granted by the Company, subject to partial acceleration in certain circumstances. At the subsidiary level, these options generate variable stock based compensation over the vesting period at fair value using the Black Scholes option pricing model as the individuals are considered non-employees of the subsidiaries. By approval of each respective subsidiary's board of directors and the Company’s board of directors, these options were accelerated to become fully vested in November 2000. These options to purchase shares of an operating subsidiary become exercisable at the time Cabletron distributes to its shareholders its shares of that subsidiary's common stock or April 1, 2004 or upon a sale of the subsidiary, if earlier. As a result of the acceleration, each subsidiary has recorded compensation expense, during the three months ended December 2, 2000, that is eliminated in consolidation for Company reporting. For consolidated reporting, the options are accounted for in accordance with APB 25. Accordingly, the Company has measured the intrinsic value at the date of the acceleration. Compensation expense will be recorded by the Company when and if an employee leaves the Company based on the benefit that the individual will receive as a result of the modification.

  13. Other Income (Expense), Net

  Other income (expense), net in the quarter ended December 2, 2000 related primarily to a charge of $23.4 million associated with the sale of the Company’s Digital Network Products Group (“ DNPG”) division and certain of the Company’s legacy product lines, which was completed on September 25, 2000. The additional charge related to the finalization of the sale completed during the quarter. This charge was partially offset by a net realized gain of $9.3 million related to the sale of shares of Efficient common stock held by the Company, consisting of a loss on the shares sold offset by the resulting recognition of a portion of the deferred gain related to such shares.

  14.    Segment and Geographical Information

  The Company and its operating subsidiaries provide a broad product line and services for the computer networking industry. Substantially all revenues result from the sales of hardware and software products and professional services (training, consulting, installation, maintenance, etc.). The Company’s management reviews the Company’s financial results based on the four operating subsidiaries. Reflected in the “ Other” category are the Company’s results of its DNPG and non-core legacy products as well as other corporate costs. Operating income (loss), at the subsidiary level, excludes stock based compensation charges resulting from subsidiary stock options issued to non-subsidiary employees which are eliminated in the consolidated results of the Company. Subsidiary stock options granted to consultants and stock options granted with exercise prices below fair market value on the date of grant, which are included in the results of Cabletron, are recorded in the reconciliation of income (loss) before income taxes. The Other geographic region includes Canada and Latin American countries. All revenue amounts are based on product shipment destination.

	Three months ended		Nine months ended
(in thousands)	December 2, 2000	November 30, 1999	December 2, 2000	November 30, 1999

Sales to unaffiliated customers (trade):
Aprisma	$ 17,921	$ 13,107	$ 48,161	$ 38,478
Enterasys	205,046	172,102	570,469	491,525
GNTS	13,039	6,793	35,947	19,113
Riverstone	26,120	4,992	60,434	10,316
Other	(13,187)	174,659	70,426	518,393

Total trade sales	$248,939	$371,653	$785,437	$1,077,825

Sales to related Entities:
Aprisma	$ 1,751	$ —	$ 3,993	$ —
Enterasys	767	—	3,142	—
GNTS	—	—	—	—
Riverstone	664	—	2,682	—
Other	—	—	—	—

Total intercompany sales	$ 3,182	$ —	$ 9,817	$ —

Total segment sales:
Aprisma	$ 19,672	$ 13,107	$ 52,154	$ 38,478
Enterasys	205,813	172,102	573,611	491,525
GNTS	13,039	6,793	35,947	19,113
Riverstone	26,784	4,992	63,116	10,316
Other	(13,187)	174,659	70,426	518,393

Total sales before eliminations	252,121	371,653	795,254	1,077,825
Eliminations	(3,182)	—	(9,817)	—

Total segment sales	$248,939	$371,653	$785,437	$1,077,825

	Three months ended		Nine months ended
(in thousands)	December 2, 2000	November 30, 1999	December 2, 2000	November 30, 1999
Segment income (loss) from operations:
Aprisma	$ (1,899)	$ (3,323)	$ (9,411)	$ (6,955)
Enterasys	22,665	(15,677)	33,186	(21,184)
GNTS	(5,576)	(3,289)	(15,250)	(11,248)
Riverstone	(8,276)	(10,408)	(30,078)	(30,862)
Other	(34,715)	52,936	(127,911)	56,392

Total segment income (loss) from operations	$(27,801)	$ 20,239	$(149,464)	$(13,857)
Reconciliation:
Stock based compensation	$ (3,540)	—	$ (3,540)	—
Interest income, net	9,002	4,152	27,238	12,052
Other income (expense), net	(10,702)	39,082	(130,217)	49,109

Income (loss) before income taxes	$(33,041)	$ 63,473	$(255,983)	$ 47,304

  Compensation charges resulting from stock options issued to non-subsidiary employees which were eliminated in consolidation were:

	Three months ended		Nine months ended
(in thousands)	December 2, 2000	November 30, 1999	December 2, 2000	November 30, 1999
Aprisma	$ 3,349	—	4,226	—
Enterasys	$ 6,670	—	8,369	—
GNTS	$ 3,650	—	4,603	—
Riverstone	$24,937	—	27,798	—

  Total trade sales by geography were:

	Three months ended		Nine months ended
(in thousands)	December 2, 2000	November 30, 1999	December 2, 2000	November 30, 1999
Sales by geographic area:
United States	$144,660	$237,587	$465,982	$ 703,978
Europe	55,739	91,218	175,814	262,479
Pac Rim	29,942	27,396	87,940	80,250
Other	18,598	15,452	55,701	31,118

Total trade sales	$248,939	$371,653	$785,437	$1,077,825

   15.    Legal Proceedings

  As previously disclosed in Cabletron’s annual report on Form 10-K for the year ended February 29, 2000, on March 3, 1998 a consolidated class action lawsuit purporting to state claims against Cabletron and certain officers and directors of Cabletron was filed in the United States District Court for the District of New Hampshire and, following transfer, is pending in the District of Rhode Island. The complaint alleges that Cabletron and several of its officers and directors disseminated materially false and misleading information about Cabletron's operations and acted in violation of Section 10(b) and Rule 10b-5 of the Exchange Act during the period between March 3, 1997 and December 2, 1997. The complaint also alleges that certain of the Company's accounting practices resulted in the disclosure of materially misleading financial results during the same period. More specifically, the complaint challenged the Company's revenue recognition policies, accounting for product returns, and the validity of certain sales. The complaint does not specify the amount of damages sought on behalf of the class. Cabletron and other defendants moved to dismiss the complaint and, by Order dated December 23, 1998, the District Court expressed its intention to grant Cabletron's motion to dismiss unless the plaintiffs amended their complaint. The Plaintiffs timely served a Second Consolidation Class Action Complaint, and the Company filed a motion to dismiss this second complaint. A ruling on that motion is not expected earlier than late January 2001. The legal costs incurred by Cabletron in defending itself and its officers and directors against this litigation, whether or not it prevails, could be substantial, and in the event that the plaintiffs prevail, the Company could be required to pay substantial damages. This litigation may be protracted and may result in a diversion of management and other resources of the Company. The payment of substantial legal costs or damages, or the diversion of management and other resources, could have a material adverse effect on the Company's business, financial condition or results of operations.

  In addition, the Company is involved in various other legal proceedings and claims arising in the ordinary course of its business. Management believes that the disposition of these matters will not have a materially adverse effect on the financial condition or results of operations of the Company.

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

  During the fourth quarter of fiscal 2000, the Company announced its intent to transform the Company into four separate, independent operating businesses. Those new businesses are: Aprisma Management Technologies, Inc. ("Aprisma"), Enterasys Networks, Inc. ("Enterasys"), GlobalNetwork Technology Services, Inc. ("GNTS") and Riverstone Networks, Inc. ("Riverstone") (all together as the “operating subsidiaries”). The segment results discussed below include the results from sales to related entities. Aprisma was established to focus on delivering infrastructure management software for service provider and enterprise markets based around the Company's flagship Spectrum suite of products. Enterasys was established to focus on enterprise-class customers. GNTS was established to provide network infrastructure solutions that optimize application availability and network performance through the design, performance, management and security of complex networks. Riverstone was established to provide metropolitan area Internet infrastructure solutions that enable service providers to deliver advanced applications and value-added services to their customers. On August 30, 2000, the Company raised approximately $87.8 million from the sale of redeemable preferred stock, warrants and stock purchase rights to an investor group. On September 18, 2000, Riverstone filed a registration statement with the Securities and Exchange Commission (“SEC”) for the initial public offering (“IPO”) of its common stock. Riverstone has subsequently amended this registration statement, most recently on January 8, 2001. Although the registration statement has been filed and amended, it has not yet become effective. Riverstone stock may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. In addition, during the first quarter of fiscal 2001, the Company changed its reporting periods from calendar quarters ending on the last days of May, August, November and February to 13 week quarters ending on the Saturday closest to the last day of May, August, November and February. This change did not have a material impact on the operating results of the Company.

  Results of the Three Months ended December 2, 2000 vs. Three Months ended November 30, 1999

  Cabletron Systems' worldwide net sales in the third quarter of fiscal 2001 (the three-month period ended December 2, 2000) were $248.9 million, a decrease of 33.0% from net sales of $371.7 million for the third quarter of fiscal 2000 (the three-month period ended November 30, 1999). Net sales within the United States (“domestic”) decreased $92.9 million or 39.1% to $144.7 million or 58.1% of total net sales for the third quarter of fiscal 2001 from $237.6 million or 63.9% of total net sales for the third quarter of fiscal 2000. Domestic and worldwide net sales decreased as a result of the discontinuations of several non-core businesses and related product lines that occurred in prior quarters. In addition, the third quarter of fiscal 2000 reflected increased sales to Compaq in connection with the transition from an OEM agreement between Compaq and the Company, with minimum purchase commitments, to an alliance agreement. As part of the transition, Compaq purchased $36.3 million of DNPG and non-core legacy products and paid $11.7 million as a pricing rebate for Compaq’s failure to meet its minimum purchase commitments in the third quarter of fiscal 2000.

  Total segment sales of Aprisma products increased $6.6 million, or 50.1%, to $19.7 million in the third quarter of fiscal 2001 compared to $13.1 million in the third quarter of fiscal 2000. The increase in sales of Aprisma products was largely attributable to increased sales to new service provider customers, continued penetration of current service provider and enterprise customers as well as expansion of product line capabilities to manage latest generation optical and broadband networking equipment in the optical and metro aggregation markets.

  Total segment sales of Enterasys products increased $33.7 million, or 19.6%, to $205.8 million in the third quarter of fiscal 2001 compared to $172.1 million in the third quarter of fiscal 2000. The increase in sales of Enterasys products was due to increased sales of multi-layer switching products and SmartSwitch Router products.

  Total segment sales of GNTS services increased $6.2 million, or 91.9%, to $13.0 million in the third quarter of fiscal 2001 compared to $6.8 million in the third quarter of fiscal 2000. The increase in sales of GNTS services was principally due to the Company’s focus on expanding its customer base beyond Cabletron’s existing customer base.

  Total segment sales of Riverstone products increased $21.8 million, or 436.5%, to $26.8 million in the third quarter of fiscal 2001 compared to $5.0 million in the third quarter of fiscal 2000. The increase in sales of Riverstone products was primarily due to the addition of new service provider customers in both domestic and international markets.

  Total segment sales of Cabletron non-core legacy and discontinued products decreased $187.9 million, or 107.5%, to a credit of $13.2 million in the third quarter of fiscal 2001 compared to sales of $174.7 million in the third quarter of fiscal 2000. The decrease in sales, from the third quarter of fiscal 2000 to the third quarter of fiscal 2001, of non-core legacy and discontinued products was principally due to the discontinuations of the DNPG and NetVantage product lines, decreased sales to Compaq as well as lower sales of other non-core legacy products, in anticipation of the sale of the DNPG business. Additionally, the Company received sales returns and provided additional pricing credits of DNPG and other non-core products that had been purchased by channel partners that were in excess of estimated sales returns and allowances.

  Gross profit as a percentage of net sales in the third quarter of fiscal 2001 increased to 49.8% from 47.4% for the third quarter of fiscal 2000. The increase was primarily due to improvements from continuing operations offset by the higher than expected sales returns and additional pricing credits and residual sales of lower margin non-core products. During the third quarter of fiscal 2001, gross profit as a percentage of net sales related to the four continuing operating businesses improved to 52.4% from 42.0% during the third quarter of fiscal 2000, due largely to efficiencies achieved in the Company's fulfillment process and higher sales in newer, higher margin products.

  Gross profit of Aprisma products increased $5.8 million, or 70.2%, to $14.0 million in the third quarter of fiscal 2001 compared to $8.2 million in the third quarter of fiscal 2000. The increase in gross profit was due to increased sales of Spectrum licenses and the improved sales mix of higher margin core products compared to lower margin third party products. Gross profit as a percentage of net sales in the third quarter of fiscal 2001 increased to 71.0% from 62.6% in the third quarter of fiscal 2000. The increase in the gross profit percentage was due to the improved sales mix of higher margin core products compared to lower margin third party products.

  Gross profit of Enterasys products increased $36.6 million, or 54.0%, to $104.3 million in the third quarter of fiscal 2001 compared to $67.7 million in the third quarter of fiscal 2000. The increase in gross profit was largely due to increased sales and lower costs as a result of outsourcing manufacturing. Gross profit as a percentage of net sales in the third quarter of fiscal 2001 increased to 50.5% from 39.3% in the third quarter of fiscal 2000 due to the change in product sales mix to higher margin products and overall cost savings as a result of outsourcing manufacturing.

  Gross profit of GNTS services increased $2.4 million, or 71.8%, to $5.7 million in the third quarter of fiscal 2001 compared to $3.3 million in the third quarter of fiscal 2000. The increase in gross profit during the third quarter of fiscal 2001 was principally due to increased sales of expanded service offerings that were introduced during the first nine months of fiscal 2001 and higher billing rates. Gross profit as a percentage of net sales in the third quarter of fiscal 2001 decreased to 43.9% from 49.1%, in the third quarter of fiscal 2000, due to the higher delivery cost related to the new service offerings.

  Gross profit of Riverstone products increased $12.5 million, or 490.6%, to $15.1 million in the third quarter of fiscal 2001 compared to $2.6 million in the third quarter of fiscal 2000. The increase in gross profit was principally due to increased sales. Gross profit as a percentage of net sales in the third quarter of fiscal 2001 increased to 56.3% from 51.4%, due to economies of scale achieved from increased net sales.

  Research and development expense ("R&D") in the third quarter of fiscal 2001 decreased 21.4% to $35.1 million from $44.7 million in the third quarter of fiscal 2000. The decrease in research and development spending reflected the savings achieved through the reduction of staff from various R&D departments, as part of the restructuring initiative undertaken during the first three months of fiscal 2001. The Company also has fewer ongoing R&D projects as it discontinued research on non-core technologies, resulting in lower payroll and prototype expenses. Research and development spending as a percentage of net sales increased to 14.1% from 12.0% primarily due to lower sales.

  Selling, general and administrative ("SG&A") expense in the third quarter of fiscal 2001 increased 8.7% to $112.9 million from $103.8 million in the third quarter of fiscal 2000. Approximately $6.7 million of the increase was due to the hiring of consultants, increased professional fees and asset impairments that were incurred as a result of the transformation of the Company. Additional increases in administrative and marketing expenses more than offset savings that were achieved from the restructuring initiative that was undertaken during the first three months of fiscal 2001.

  Amortization of intangible assets expense in the third quarter of fiscal 2001 decreased $3.8 million to $3.7 million from $7.5 million in the third quarter of fiscal 2000. The change in the amortization expense was primarily due to lower intangible assets as a result of the write-off of DNPG and NetVantage intangible assets, during the second quarter of fiscal 2001.

  Stock-based compensation expense in the third quarter of fiscal 2001 was $3.5 million; $0.7 million was related to stock options granted with exercise prices below fair market value on the date of grant and $0.7 million was related to stock issued that was contingent on future services in connection with the Company’s acquisition of NSW. The Company expects to recognize future quarterly charges of $1.3 million per quarter during each of the next eight quarters, followed by $0.6 million per quarter during each of the subsequent eight quarters, in connection with these grants. An additional $2.1 million was related to stock options granted to consultants. As the majority of these options have been fully vested and the related services have been performed, the Company does not expect any significant future compensation expenses associated with these options granted to consultants.

  Aprisma's loss from operations improved $1.4 million, or 42.9%, to $1.9 million for the third quarter of fiscal 2001 compared to $3.3 million for the third quarter of fiscal 2000. The decrease in loss was principally due to increased revenue and gross margins offsetting increased sales, marketing and general and administrative expenses.

  Enterasys' income from operations increased $38.4 million, or 244.6%, to $22.7 million for the third quarter of fiscal 2001 compared to a loss from operations of $15.7 million for the third quarter of fiscal 2000. The increase in income from operations was principally due to higher gross margins and lower R&D expenses.

  GNTS' loss from operations increased $2.3 million, or 69.5%, to $5.6 million for the third quarter of fiscal 2001 compared to $3.3 million for the third quarter of fiscal 2000. The additional loss was primarily due to amortization of intangible assets that resulted from business acquisitions completed during fiscal 2001, expanded marketing efforts, and certain other costs related to the implementation and enhancement of computer systems.

  Riverstone's loss from operations, improved by $2.1 million, or 20.2%, to $8.3 million for the third quarter of fiscal 2001 compared to $10.4 million for the third quarter of fiscal 2000. The lower loss from operations was principally due to higher gross profit from increased sales, which was partially offset by higher operating expenses.

  The Other segment’s loss from operations was $34.7 million for the third quarter of fiscal 2001 compared to income from operations of $52.9 million in the third quarter of fiscal 2000. The fiscal 2001 amount was negatively impacted by the $189.6 million decrease in sales, sales returns and additional pricing allowances and $6.7 million of asset impairment charges, consulting fees and professional fees which were due to the transformation of the Company. The third quarter of fiscal 2000 included additional income related to sales to Compaq that were at higher margins.

  Net interest income in the third quarter of fiscal 2001 increased $4.8 million to $9.0 million, as compared to $4.2 million in the same quarter of fiscal 2000. The increase reflects cash and investment balances earning interest at higher rates.

  Other income (expense), net was $10.7 million of expense in the third quarter of fiscal 2001 compared to income of $39.1 million in the third quarter of fiscal 2000. The third quarter fiscal 2001 amount related primarily to an expense of $23.4 million associated with the sale of the Company’s DNPG division and certain of the Company’s legacy product lines, partially offset by a net realized gain of $9.3 million related to the sale of shares of Efficient Networks, Inc. (“Efficient”) common stock and the resulting recognition of a portion of the deferred gain and a realized gain of $3.4 million on the sale of a minority stock investment. The other income of $39.1 million in the third quarter of fiscal 2000 was primarily related to the transitioning of the Company’s relationship with Compaq, $38.0 million, and a realized gain of $1.1 million on the sale of a minority stock investment. The $38.0 million represented a $25.0 million lump sum payment made by Compaq to eliminate their quarterly minimum purchase commitments under an OEM agreement and an additional $13.0 million related to product previously paid for that was returned to the Company. The Company has no further obligation to compensate Compaq for this returned product.

  The Company's effective tax benefit rate was 1.8% for the third quarter of fiscal 2001 compared to tax expense rate of 32.9% for the third quarter of fiscal 2000. The effective tax rate for the third quarter of fiscal 2001 was a result of tax rates applicable to certain amounts, including the expected beneficial rate related to the gain on the sale of shares of Efficient common stock, the sale of DNPG, certain transformation related charges, amortization of intangible assets and special charges, being different from the rates applicable to normal operating income and expenses.

  Results of the Nine Months ended December 2, 2000 vs. Nine Months ended November 30, 1999

  Cabletron’s worldwide net sales in the first nine months of fiscal 2001 (the nine month period ended December 2, 2000) were $785.4 million, a decrease of 27.1% from net sales of $1,077.8 million for the first nine months of fiscal 2000 (the nine month period ended November 30, 1999). Domestic net sales decreased $238.0 million or 33.8% to $466.0 million or 59.3% of total net sales for the first nine months of fiscal 2001 from $704.0 million or 65.3% of total net sales for the first nine months of fiscal 2000. Domestic and worldwide net sales decreased due to the discontinuation of several non-core businesses and related product lines as well as the decrease in sales to Compaq. The first nine months of fiscal 2000 included $36.3 million of non-core product sales to Compaq and $11.7 million as a pricing rebate for Compaq’s failure to meet its minimum purchase commitments. In addition, sales of the Company's non-core legacy products decreased as the Company's transformation continued and the Company focused on selling only products and services related to the four continuing businesses.

  Total segment sales of Aprisma products increased $13.7 million, or 35.5%, to $52.2 million in the first nine months of fiscal 2001 compared to $38.5 million in the first nine months of fiscal 2000. The increase in sales of Aprisma products was attributable to increased sales to new service provider customers, continued penetration of current service provider and enterprise customers as well as the expansion of product line capabilities.

  Total segment sales of Enterasys products increased $82.1 million, or 16.7%, to $573.6 million in the first nine months of fiscal 2001 compared to $491.5 million in the first nine months of fiscal 2000. The increase in sales of Enterasys products was due to increased sales of multi-layer switching products and continued growth of wireless area network products.

  Total segment sales of GNTS services increased $16.8 million, or 88.1%, to $35.9 million in the first nine months of fiscal 2001 compared to $19.1 million in the first nine months of fiscal 2000. The increase in sales of GNTS services was largely due to increased professional service offerings coupled with the generation of new sales through its increased sales and marketing efforts.

  Total segment sales of Riverstone products increased $52.8 million, or 511.8%, to $63.1 million in the first nine months of fiscal 2001 compared to $10.3 million in the first nine months of fiscal 2000. The increase in sales of Riverstone products was due to the addition of new service provider customers both in the United States and internationally.

  Total segment sales of Cabletron non-core legacy and discontinued products decreased $448.0 million, or 86.4%, to $70.4 million in the first nine months of fiscal 2001 compared to $518.4 million in the first nine months of fiscal 2000. The decrease in sales of non-core legacy and discontinued products was largely due to the discontinuations of the DNPG and NetVantage product lines as the Company focused on its core businesses and decreased sales to Compaq.

  Gross profit as a percentage of net sales in the first nine months of fiscal 2001 increased to 46.8% from 44.6% for the first nine months of fiscal 2000. The increase was primarily due to increased sales of newer, higher margin products and services, efficiencies achieved in the Company's fulfillment process and lower sales of older product lines. The first nine months of fiscal 2001 contained a charge of $30.2 million related to inventory and margin related charges related to the transformation of the Company. The first nine months of fiscal 2000 contained a cost of sales charge of $15.2 million for inventory write-offs related to the discontinuations of several product lines.

  Gross profit of Aprisma products increased $10.2 million, or 40.7%, to $35.3 million in the first nine months of fiscal 2001 compared to $25.1 million in the first nine months of fiscal 2000. The increase in gross profit was due to increased sales of Spectrum licenses and the improved sales mix of higher margin core products compared to lower margin third party products. Gross profit as a percentage of net sales in the first nine months of fiscal 2001 increased to 67.6% from 65.1% in the first nine months of fiscal 2000. The increase was due to the improved sales mix of higher margin core products compared to lower margin third party products.

  Gross profit of Enterasys products increased $64.2 million, or 29.2%, to $284.4 million in the first nine months of fiscal 2001 compared to $220.2 million in the first nine months of fiscal 2000. The increase in gross profit was primarily due to increased sales and lower cost of goods sold as a result from outsourcing manufacturing. Gross profit as a percentage of net sales in the first nine months of fiscal 2001 increased to 49.6% from 44.8% in the first nine months of fiscal 2000 due to a change in sales product mix to higher margin products and the benefits from outsourcing manufacturing.

  Gross profit of GNTS services increased $7.3 million, or 83.4%, to $16.1 million in the first nine months of fiscal 2001 compared to $8.8 million in the first nine months of fiscal 2000. The increase in gross profit was due to the overall increase in sales. Gross profit as a percentage of net sales in the first nine months of fiscal 2001 decreased to 44.7% from 45.8% in the first nine months of fiscal 2000 due to higher personnel costs incurred in providing services.

  Gross profit of Riverstone products increased $30.6 million, or 690.7%, to $35.0 million in the first nine months of fiscal 2001 compared to $4.4 million in the first nine months of fiscal 2000. The increase in gross profit was due to higher sales.

  Gross profit as a percentage of net sales in the first nine months of fiscal 2001 increased to 55.5% from 43.0%, due to economies of scale achieved from increased net sales.

  R&D expense in the first nine months of fiscal 2001 decreased 22.3% to $110.6 million from $142.3 million in the first nine months of fiscal 2000. The decrease in research and development spending reflected fewer R&D projects, as the Company discontinued research on non-core technologies, resulting in lower payroll and prototype expenses, as a result of prior restructuring initiatives. Research and development spending as a percentage of net sales increased to 14.1% from 13.2% due to lower sales.

  SG&A expense in the first nine months of fiscal 2001 increased 14.3% to $350.0 million from $306.1 million in the first nine months of fiscal 2000. This increase was a result of charges incurred in connection with the transformation of the Company, expenses to create brand images and the creation of duplicative back-office infrastructures more than offsetting the savings achieved from the restructuring initiatives that were undertaken during fiscal 2000 and the first quarter of fiscal 2001.

  Amortization of intangible assets expense in the first nine months of fiscal 2001 increased by $8.7 million to $31.0 million from $22.3 million in the first nine months of fiscal 2000. The increase in amortization expense during the first nine months of fiscal 2001was primarily due to a write-off of $14.5 million of remaining intangible assets related to NetVantage being offset by lower monthly amortization expense that resulted from the lower intangible assets of NetVantage and DNPG.

  Stock-based compensation expense in the first nine months of fiscal 2001 was $3.5 million; $0.7 million was related to stock options granted with exercise prices below fair market value on the date of grant, $2.1 million was related to stock options granted to consultants during the first nine months of fiscal 2001 and $0.7 million was related to stock issued that was contingent on future services in connection with the Company’s acquisition of NSW.

  Special charges in the first nine months of fiscal 2001 amounted to a net of $25.6 million, comprised of a $27.1 million charge taken in connection with the restructuring initiative undertaken during May 2000, as a result of the Company's transformation, being offset by a $1.5 million adjustment to decrease the restructuring initiative undertaken during March 1999. The $27.1 million reflects a loss expected from the sale of an office building in Rochester, NH, exit costs associated with the planned closure of 20 sales offices worldwide (6 of which were closed as of December 2, 2000), the write-off of certain assets that are not anticipated to be required subsequent to the transformation of the Company, and the reduction of approximately 570 individuals from the Company’s global workforce. The reduction in the global workforce was principally sales, engineering and administrative personnel but also included targeted reductions impacting most functions within the Company. The exit costs relate primarily to long-term lease commitments. This initiative is intended to establish the proper sizing of the transformed Company and to align the revenue opportunities with cost models. The Company expects to save approximately $60.0 million per year as a result of the lower operating costs. As of December 2, 2000, 567 employees have been terminated in accordance with the plan, resulting in cash payments of $11.2 million. The Company expects to complete these actions prior to June 2, 2001. Special charges in the first nine months of fiscal 2000 were $23.7 million. These charges related to the restructuring initiative undertaken during March 1999. These charges reflected the closure of the Company’s manufacturing facility in Ohio, the closure of 38 sales offices worldwide, the consolidation and outsourcing of manufacturing operations, the write-off of certain assets that were not required subsequent to the restructuring, and the reduction of approximately 700 individuals from the Company’s global workforce. The reduction in the global workforce involved principally manufacturing and distribution personnel, but also included targeted reductions impacting most functions within the Company. The exit costs incurred, related primarily to long-term lease commitments and repayments of economic development grants resulting from the closing of the Ohio facility. This initiative was intended to reduce the expense structure of the Company; lower cost of goods sold; increase cash reserves; provide higher return on assets and revenue per employee; enable asset reduction and consolidation initiatives and increase net income. The Company completed this restructuring initiative during the first three months of fiscal 2001.

  Aprisma's loss from operations increased $2.5 million, or 35.3%, to $9.4 million for the first nine months of fiscal 2001 compared to a loss of $6.9 million for the first nine months of fiscal 2000. The additional loss was principally due to additional investments in sales and marketing expenses as a result of new products, company branding programs, an increase in the number direct sales people as well as an increase in general and administrative expenses.

  Enterasys' income from operations improved by $54.4 million, or 256.7%, to $33.2 million for the first nine months of fiscal 2001 compared to a loss before income taxes of $21.2 million for the first nine months of fiscal 2000. The improvement was principally due to increased gross profit and a reduction of R&D, through the elimination of non-core projects.

  GNTS' loss from operations, increased $4.0 million, or 35.6%, to $15.3 million for the first nine months of fiscal 2001 compared to a loss of $11.3 million for the first nine months of fiscal 2000. The additional loss was principally due to amortization of intangible assets that resulted from business acquisitions completed during fiscal 2001, expanded marketing efforts, and certain other costs related to the implementation and enhancement of computer systems.

  Riverstone's loss from operations, improved by $0.8 million, or 2.5%, to $30.1 million for the first nine months of fiscal 2001 compared to a loss of $30.9 million for the first nine months of fiscal 2000. The slightly lower loss was due to increased sales partially offset by higher operating expenses as the Company expanded its operations.

  The Other segment’s loss from operations was $127.9 million for the first nine months of fiscal 2001 compared to income from operations of $56.4 million in the first nine months of fiscal 2000. The fiscal 2001 amount was negatively impacted by lower sales and also included $30.2 million of inventory and margin related charges in connection with product discontinuations stemming from the transformation of the Company, $23.3 million of asset impairment charges, consulting fees and professional fees which were due to the transformation of the Company, $14.5 million write-off of NetVantage intangibles, and $25.5 million of special charges related to restructuring initiatives. The fiscal 2000 income from operations included a $15.2 million inventory write-off related to the discontinuation of several product lines and $23.7 of million special charges related to the restructuring initiative.

  Net interest income in the first nine months of fiscal 2001 increased $15.1 million to $27.2 million, as compared to $12.1 million in the same period of fiscal 2000. The increase reflects higher interest rates and higher cash and investment balances during the first nine months of fiscal 2001.

  Other income (expense), net was expense of $130.2 million in the first nine months of fiscal 2001 compared to income of $49.1 million in the first nine months of fiscal 2000. The other expense, net in the first nine months of fiscal 2001 was due primarily to the Company’s loss on the sale of its DNPG division and certain of the Company’s legacy products, $142.3 million, which was completed on September 25, 2000. The other income in the first nine months of fiscal 2000 was primarily due to $38.0 million of other income relating to the transitioning of the Company’s relationship with Compaq. The $38.0 million represented a $25.0 million lump sum payment made by Compaq to eliminate their quarterly minimum purchase commitments under an OEM agreement and an additional $13.0 million related to product previously paid for that was returned to the Company. The Company has no further obligation to compensate Compaq for this returned product.

  The Company's effective tax benefit rate was 29.2% for the first nine months of fiscal 2001 compared to 30.1% for the first nine months of fiscal 2000. The difference between the statutory rate and the reported tax benefit rate in the first nine months of fiscal 2001 is the result of certain non-deductible expense items. The difference between the statutory rate and the reported tax expense rate in the first nine months of fiscal 2000 is the result of tax credits and certain income taxed at rates lower than the statutory rate.

  Liquidity and Capital Resources

  Cash, cash equivalents, short and long-term investments decreased to $903.6 million at December 2, 2000 from $2,476.8 million at February 29, 2000. The balance at December 2, 2000 includes $164.7 million, recorded as long-term investments, related to the Company's investment in Efficient compared to $1,665.5 million at February 29, 2000. Net cash used in operating activities was $148.7 million in the nine month period of fiscal 2001, compared to net cash provided by operating activities of $81.7 million in the nine month period of fiscal 2000. Net cash used in investing activities in the nine months of fiscal 2001 was $22.7 million compared to $26.4 million in the nine months of fiscal 2000. The Company sold some of its shares of Efficient common stock and realized proceeds of $41.6 million which contributed to the inflow of cash during the nine months of fiscal 2001 and received $14.0 million of cash from proceeds received from writing call options on Efficient common stock. Net cash provided by financing activities was $73.0 million in the nine month period of fiscal 2001 compared to net cash provided by financing activities of $24.8 million in the nine month period of fiscal 2000. During the nine month period of fiscal 2001, the Company received $87.8 million related to the sale of Preferred Stock, warrants and stock purchase rights to Silver Lake and repurchased $48.1 million of its own common stock in accordance with the Company’s stock repurchase program.

  Net accounts receivable decreased by $57.0 million, to $171.3 million at December 2, 2000 from $228.4 million at February 29, 2000. The lower accounts receivable balance at December 2, 2000 is primarily due to lower sales during the third quarter of fiscal 2001, as compared to sales during the third quarter of fiscal 2000. Average days sales outstanding were 62 days at December 2, 2000 compared to 54 days at February 29, 2000.

  Worldwide inventories at December 2, 2000 were $89.0 million, or 64 days of sales, compared to $85.0 million, or 37 days of sales at February 29, 2000. Inventory turnover was 5.7 turns at December 2, 2000, compared to 9.9 turns at February 29, 2000. The increase in days sales outstanding and the reduction in inventory turns is based on the reduction of sales activity due to the Company’s discontinuance of its DNPG, NetVantage and other non-core legacy products.

  Capital expenditures for the first nine months of fiscal 2001 were $23.5 million compared to $30.2 million for the same period of the preceding year. Capital expenditures during the first nine months of fiscal 2001 were principally related to purchases of computer and computer related equipment.

  Current liabilities at December 2, 2000 were $518.8 million compared to $559.2 million at the end of the prior fiscal year. This decrease was largely due to decreases in accounts payable, deferred revenue and lower deferred gain. The accounts payable decrease was principally the result of the outsourcing of manufacturing; yielding lower purchases of raw materials. The deferred revenue decrease was a result of the discontinuations of several product lines. The deferred gain decrease was a result of the Company realizing some of the deferred gain through the sale of shares of Efficient common stock during the first nine months of fiscal 2001.

  The Company expects to complete its acquisition of Indus River Networks, Inc. ("Indus River") during January 2001. Indus River is a privately held developer of managed remote networking solutions. In connection with the merger of Indus River, the Company will issue (or reserve for issuance with respect to options or warrants assumed by the Company) (i) 4,000,000 shares of Cabletron common stock and (ii) 50,000 shares of Cabletron Series C preferred stock in exchange for all of the shares of Indus River preferred stock, Indus River common stock and all outstanding options and warrants to purchase Indus River stock. In addition, the Company will reserve for issuance approximately 100,000 additional shares of Cabletron common stock and 1,100 additional shares of Cabletron Series C preferred stock to be issued to holders of additional options granted in exchange for the forfeiting of acceleration rights and to holders of certain options granted to certain employees hired by Indus River after August 18, 2000.

  In the opinion of management, internally-generated funds from operations and existing cash, cash equivalents and marketable securities will provide adequate funds to support the Company's working capital, capital expenditure requirements and stock repurchase program for at least the next twelve months.

  Transformation

  On August 28, 2000, the Company completed the transformation of its operating businesses into four operating subsidiaries, Aprisma, Enterasys, GNTS and Riverstone. The Company and the operating subsidiaries have issued options, warrants and other rights to purchase common stock in these entities to their respective employees, consultants and private investors.The Company currently intends to consummate an IPO of Riverstone, then subsequently distribute its remaining shares of Riverstone to the Company’s shareholders. The Company is considering similar IPO-distribution transactions, and various other strategic alternatives, for one or more of its other operating subsidiaries. The Company is not obligated to complete any strategic transaction with respect to any of its subsidiaries and cannot provide assurance as to whether or when any strategic transaction would be approved and implemented. For example, an initial public offering of any of the subsidiaries would depend on that subsidiary's individual performance, market conditions and similar considerations. Any distribution of the shares of a subsidiary to the Company’s stockholders, may depend upon receipt from the Internal Revenue Service of a ruling that such distribution would be tax-free to the Company’s stockholders and that the transaction would qualify as a tax-free reorganization. Any such strategic transaction would only be implemented if the Board of Directors of the Company continues to believe that it is in the best interest of each of the subsidiaries and the Company’s stockholders.

  The transformation is governed by a transformation agreement among Cabletron, Aprisma, Enterasys, GNTS and Riverstone, asset contribution agreements between Cabletron and each of the operating subsidiaries, and various ancillary agreements between and among Cabletron and the operating subsidiaries, including a tax sharing agreement, intercompany agreements, services agreements, and a distribution-related option agreement. Cabletron and the operating subsidiaries amended and restated the transformation agreement and the asset contribution agreements on November 8, 2000.

  The amended and restated transformation agreement governs the transformation as a whole and includes covenants among Cabletron, Aprisma, Enterasys, GNTS and Riverstone with respect to the exchange of information, auditing practices, resolution of disputes and other matters with respect to the relationships among Cabletron and the subsidiaries. The amended and restated asset contribution agreements identify the assets Cabletron has transferred to each subsidiary and the liabilities that each subsidiary has assumed from Cabletron in the transformation.

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

  Planning and implementing the transformation of each of the operating subsidiaries from Cabletron has and will continue to require the dedication of management and financial resources. During the first nine months of fiscal 2001, the Company incurred approximately $23.4 million of transformation-related charges. Efforts required to separate the operations of each of the operating subsidiaries may disrupt ongoing business activities. These factors could have an adverse affect on the Company’s results of operations or financial condition. In addition, the creation of duplicative administrative staffs will create additional expenses and may result in operating expenses representing a greater percentage of the Company’s sales in the future.

  On September 18, 2000, Riverstone filed a registration statement with the SEC for the IPO of its common stock. Riverstone has subsequently amended this registration statement, most recently on January 8, 2001. Although the registration statement has been filed and amended, it has not yet become effective. Riverstone stock may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective.

  The Riverstone IPO will be for less than 20% of Riverstone’s common stock. At some point following the Riverstone IPO, the Company plans to distribute all of the remaining shares of Riverstone common stock held by the Company. However, the Company is not obligated to complete this distribution, and there can be no certainty as to when the distribution will occur, if at all. The Company does not anticipate consummating the distribution of Riverstone shares to its stockholders unless and until the Company receives a private letter ruling from the Internal Revenue Service that the distribution of the Riverstone shares will be tax-free to the Company and its stockholders. Any delay or failure to consummate the distribution of the Company’s Riverstone common stock to its shareholders could negatively affect the Company’s stock price.

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

  In connection with this transformation, the Company has discontinued several product lines to allow each of the new subsidiaries to focus on its core competencies and next generation technologies. The discontinuance of these products has caused the Company's overall revenue to decrease, and may cause further decreases in the future, if sales of other products do not fully compensate for the shortfall. In addition, the Company currently expects that the discontinuance of several product lines will increase its gross profit as a percentage of sales. Also, the creation of four independent operating companies may lead to increases in expenses for the build-up of management and administrative capacity at each subsidiary to satisfy the demands of operation as a public company. Any decrease in revenue or increase in costs or failure to achieve expected increases in gross profit associated with the transformation would adversely affect the Company’s operating results.

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

  Restructuring Charges. In connection with the transformation of its business, the Company has taken restructuring charges designed to establish the proper sizing of the transformed company. The elimination of these expenses in the future may not lead to the cost savings currently anticipated by the Company. If the transformation-related restructuring charge fails to deliver the cost savings anticipated by the Company, the Company’s financial results may suffer.

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

  New Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities"(“ SFAS 133”) which requires companies to record derivative instruments on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting.

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

  Equity Risk

  At December 2, 2000, the Company held approximately 10.8 million shares of Efficient Networks common stock. The Company received this stock as consideration for the sale of its FlowPoint subsidiary on December 18, 1999. At December 2, 2000, Cabletron's holdings of Efficient stock totaled $164.7 million and represented approximately 10.0% of Cabletron's total assets. At February 29, 2000, Cabletron's holdings of Efficient stock totaled $1,665.5 million and represented approximately 52.6% of Cabletron's total assets.

  The trading price of Efficient's common stock has been highly volatile since Efficient's initial public offering in 1999, from a low of approximately $9.53 per share to a high of approximately $187.75 per share. Based on the Company's holdings on December 2, 2000, a hypothetical $10.00 or $15.00 change in the trading price of Efficient common stock would cause the value of Cabletron's holdings to change by approximately $107.7 million or $161.5 million, respectively.

  PART II. OTHER INFORMATION

  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

  On September 7, 2000, the Company issued 368,000 shares of its Common Stock to the stockholders of Network Security Wizards, Inc. in connection with a merger of a wholly-owned subsidiary of the Company into Network Security Wizards, Inc. The Company intended that these issuance be exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) thereof as a transaction by an issuer not involving any public offering.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

Exhibit No.	Exhibit Description

2.1*	Amended and Restated Transformation Agreement, effective as of June 3, 2000, among Cabletron, Aprisma, Enterasys, GNTS and Riverstone.

2.2*	Amended and Restated Asset Contribution Agreement, effective as of June 3, 2000, by and between Cabletron and Aprisma.

2.3*	Amended and Restated Asset Contribution Agreement, effective as of June 3, 2000, by and between Cabletron and Enterasys.

2.4*	Amended and Restated Asset Contribution Agreement, effective as of June 3, 2000, by and between Cabletron and GNTS.

2.5*	Amended and Restated Asset Contribution Agreement, effective as of June 3, 2000, by and between Cabletron and Riverstone.

10.1	Agreement Regarding Change-In-Control Severance Benefit Plan for Romulus Pereira.

10.2	Aprisma Change-In-Control Severance Benefit Plan for Key Employees.

10.3	Enterasys Change-In-Control Severance Benefit Plan for Key Employees.

10.4	GNTS Change-In-Control Severance Benefit Plan for Key Employees.

10.5	Form of Subsidiary Option Grant for Messrs. Patel, Kirkpatrick and Jaeger for options granted from the 2000 Equity Incentive Plans of Riverstone, Aprisma, GNTS, and Enterasys.

27.1	Financial Data Schedule.
* The Registrant agrees to furnish supplementally to the SEC, a copy of any omitted schedule or exhibit to such agreement, upon request by the Commission.

(b) Reports on Form 8-K.

  The Registrant filed one report on Form 8-K during the quarter for which this report is filed. On September 11, 2000, the Registrant announced an investment by Silver Lake Partners, L.P. in the Registrant, Aprisma, Enterasys, GNTS and Riverstone On September 29, 2000, the Registrant amended this report to reflect a change in the representative of Silver Lake Partners, LP on the Registrant’s board of directors to James A. Davidson from David J. Roux.

  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CABLETRON SYSTEMS, INC.

Date: January 16, 2001	By: /s/ Piyush Patel
Piyush Patel Chairman, President and Chief Executive Office

Signature	Titles	Date

/s/ Piyush Patel Piyush Patel	Chairman, President and Chief Executive Officer	January 16, 2001

/s/ David J. Kirkpatrick David J. Kirkpatrick	Corporate Executive Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	January 16, 2001

EXHIBIT INDEX

Exhibit No.	Exhibit Description

2.1*	Amended and Restated Transformation Agreement, effective as of June 3, 2000, among Cabletron, Aprisma, Enterasys, GNTS and Riverstone.

2.2*	Amended and Restated Asset Contribution Agreement, effective as of June 3, 2000, by and between Cabletron and Aprisma.

2.3*	Amended and Restated Asset Contribution Agreement, effective as of June 3, 2000, by and between Cabletron and Enterasys.

2.4*	Amended and Restated Asset Contribution Agreement, effective as of June 3, 2000, by and between Cabletron and GNTS.

2.5*	Amended and Restated Asset Contribution Agreement, effective as of June 3, 2000, by and between Cabletron and Riverstone.

10.1	Agreement Regarding Change-In-Control Severance Benefit Plan for Romulus Pereira.

10.2	Aprisma Change-In-Control Severance Benefit Plan for Key Employees.

10.3	Enterasys Change-In Control Severance Benefit Plan for Key Employees.

10.4	GNTS Change-In-Control Severance Benefit Plan for Key Employees.

10.5	Form of Subsidiary Option Grant for Messrs. Patel, Kirkpatrick and Jaeger for options granted from the 2000 Equity Incentive Plans of Riverstone, Aprisma, GNTS, and Enterasys.

27.1	Financial Data Schedule.

  * The Registrant agrees to furnish supplementally to the SEC, a copy of any omitted schedule or exhibit to such agreement, upon request by the Commission.