Form 10-Q/A
period 2000-09-02
CABLETRON SYSTEMS INC
filed 2001-02-12
CIK 846909

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 2)

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

Exhibit index on page 26

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

CABLETRON SYSTEMS, INC.

February 12, 2001	By: /s/ Piyush Patel
Date	Piyush Patel
Chairman, President and Chief Executive Officer

Signature	Titles	Date

/s/ Piyush Patel	Chairman, President and Chief Executive Officer	February 12, 2001
Piyush Patel

/s/ David J. Kirkpatrick	Corporate Executive Vice President of Finance	February 12, 2001
David J. Kirkpatrick	and Chief Financial Officer (Principal Financial
and Accounting Officer)

EXHIBIT INDEX

Exhibit
No.	Exhibit Description
2.1*	Transformation Agreement, dated as of June 3, 2000, among Cabletron, Aprisma, Enterasys, GNTS and
Riverstone.
2.2*	Asset Contribution Agreement, dated as of June 3, 2000, between Cabletron and Aprisma.
2.3*	Asset Contribution Agreement, dated as of June 3, 2000, between Cabletron and Enterasys.
2.4*	Asset Contribution Agreement, dated as of June 3, 2000, between Cabletron and GNTS.
2.5*	Asset Contribution Agreement, dated as of June 3, 2000, between Cabletron and Riverstone.
2.6	Tax Sharing Agreement, dated as of June 3, 2000, among Cabletron, Aprisma, Enterasys, GNTS and
Riverstone.
2.7	Distribution-Related Option Agreement among Cabletron, Aprisma, Enterasys, GNTS and Cabletron, as amended.
2.8	Assignment and Assumption Agreement, dated as of June 3, 2000, by and between Cabletron and Enterasys pertaining to the Manufacturing Services Agreement, dated as of February 29, 2000, between the Company and Flextronics International USA, Inc.
2.9	License Agreement, dated as of August 28, 2000, from Aprisma to GNTS.
2.10	License Agreement, dated as of August 28, 2000, from Enterasys to GNTS.
2.11	License Agreement, dated as of August 28, 2000, from Riverstone to GNTS.
2.12	Cross-License Agreement, dated as of August 28, 2000, between Enterasys and Aprisma.
2.13	Cross-License Agreement, dated as of August 28, 2000, between Riverstone and Aprisma.
2.14*	Cross-License Agreement, dated as of August 28, 2000, between Enterasys and Riverstone.
2.15	License Agreement, dated as of August 28, 2000, between Cabletron and Aprisma.
2.16	License Agreement, dated as of August 28, 2000, between Cabletron and Enterasys.
2.17	License Agreement, dated as of August 28, 2000, between Cabletron and GNTS.
2.18	License Agreement, dated as of August 28, 2000, between Cabletron and Riverstone.
2.19	Services Agreement, dated as of August 28, 2000, between Cabletron and Aprisma.
2.20	Services Agreement, dated as of August 28, 2000, between Cabletron and Enterasys.
2.21	Services Agreement, dated as of August 28, 2000, between Cabletron and GNTS.
2.22	Services Agreement, dated as of August 28, 2000, between Cabletron and Riverstone.
2.23	Sub-Services Agreement, dated as of August 28, 2000, between Cabletron and Enterasys.
3.1	Amended and Restated Certificate of Incorporation of Cabletron.
3.2	Certificate of Designations for Series A and Series B Convertible Preferred Stock of Cabletron, incorporated by reference to Exhibit 2.4 of Cabletron’s current report on Form 8-K, filed on September 11, 2000.
3.3	Amended and Restated By-laws of Cabletron, incorporated by reference to Exhibit 3.6 of Cabletron’s annual report on Form 10-K for the fiscal year ended February 29, 2000, filed on May 30, 2000.
4.1	Amended and Restated Securities Purchase Agreement, dated as of August 29, 2000, between Cabletron and
Silver Lake, incorporated by reference to Exhibit 2.1 of Cabletron’s current report on Form 8-K, filed on
September 11, 2000.
4.2	Assignment Agreement among Silver Lake and the Investors named therein, dated August 29, 2000.
4.3	Standstill Agreement, dated as of August 29, 2000, between Cabletron and the Investors, incorporated by reference to Exhibit 2.3 of Cabletron’s current report on Form 8-K, filed on September 11, 2000.

4.4	Form of Class A Warrant of Cabletron, incorporated by reference to Exhibit 2.5 of Cabletron’s current report on Form 8-K, filed on September 11, 2000.
4.5	Form of Class B Warrant of Cabletron, incorporated by reference to Exhibit 2.6 of Cabletron’s current report on Form 8-K, filed on September 11, 2000.
4.6	Form of Subsidiary Stock Purchase Right.
4.7	Form of Subsidiary Warrant.
10.1	Registration Rights Agreement, dated as of August 29, 2000, among Cabletron and the Investors, incorporated by reference to Exhibit 2.7 of Cabletron’s current report on Form 8-K, filed on September 11, 2000.
10.2	Registration Rights Agreement, dated as of August 29, 2000, among Aprisma and the Investors, incorporated by reference to Exhibit 2.8 of Cabletron’s current report on Form 8-K, filed on September 11, 2000.
10.3	Registration Rights Agreement, dated as of August 29, 2000, among Enterasys and the Investors, incorporated by reference to Exhibit 2.9 of Cabletron’s current report on Form 8-K, filed on September 11, 2000.
10.4	Registration Rights Agreement, dated as of August 29, 2000, among GNTS and the Investors, incorporated by reference to Exhibit 2.10 of Cabletron’s current report on Form 8-K, filed on September 11, 2000.
10.5	Registration Rights Agreement, dated as of August 29, 2000, among Riverstone and the Investors, incorporated by reference to Exhibit 2.11 of Cabletron’s current report on Form 8-K, filed on September 11,
2000.
10.6**	Manufacturing Services Agreement, dated as of February 29, 2000, between the Company and Flextronics
International USA, Inc.
10.7	Amended and Restated Aprisma 2000 Equity Incentive Plan.
10.8	Amended and Restated GNTS 2000 Equity Incentive Plan.
10.9	Amended and Restated Enterasys 2000 Equity Incentive Plan.
10.10	Amended and Restated Riverstone 2000 Equity Incentive Plan.
27.1	Financial Data Schedule

* The Registrant agrees to furnish supplementally to the SEC, a copy of any omitted schedule or exhibit to such agreement, upon request by the Commission.

** Confidential treatment requested on portions of this exhibit. An unredacted version of this exhibit has been filed separately with the Commission.

(b) Reports on Form 8-K.

None.