Form 10-K
period 2001-03-03
CABLETRON SYSTEMS INC
filed 2001-06-04
CIK 846909

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K
  (Mark One)

  [X]ANNUAL REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

    For the fiscal year ended March 3, 2001

                                      OR

  [_]TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

    For the transition period from        to

                        Commission File Number 1-10228

                               ----------------

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

                               ----------------

                                (603) 332-9400
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

         Title of each class:              Name of each exchange on which
                                                     registered:


     Common Stock, $0.01 par value
                                               New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
                                     None

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy for information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  As of May 16, 2001, 188,815,621 shares of the Registrant's common stock were outstanding. The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant as of May 16, 2001 was approximately $3.4 billion.

                      DOCUMENTS INCORPORATED BY REFERENCE

  The following documents are incorporated by reference:

  Certain portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2001 Annual Meeting of Stockholders is incorporated by reference into Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                     PART I

Item                                                                    Page(s)
----                                                                    -------
 1. Business..........................................................      3
 2. Properties........................................................     13
 3. Legal Proceedings.................................................     14
 4. Submission of Matters to a Vote of Security Holders...............     15
  Executive Officers of the Registrant................................     15

                                    PART II

 5. Market for the Registrant's Common Equity and Related Stockholder
    Matters...........................................................     16
 6. Selected Financial Data...........................................     18
 7. Management's Discussion and Analysis of Financial Condition and
    Results of Operations.............................................     19
 7a. Quantitative and Qualitative Disclosures about Market Risk.......     44
 8. Consolidated Financial Statements and Supplementary Data..........     46
 9. Changes in and Disagreements with Accountants on Accounting and
    Financial Disclosure..............................................     91

                                    PART III

10. Directors and Executive Officers of the Registrant................     91
11. Executive Compensation............................................     91
12. Security Ownership of Certain Beneficial Owners and Management....     91
13. Certain Relationships and Related Transactions....................     91

                                    PART IV

14. Exhibits, Financial Statement Schedules and Reports on Form 10-K..     92

                                    PART I

ITEM 1. BUSINESS

Introduction

  Cabletron Systems, Inc. (the "Company" or "Cabletron") is a holding company that conducts its operations through four subsidiaries in the telecommunications and networking industry: Enterasys Networks, Inc. ("Enterasys"), Riverstone Networks, Inc. ("Riverstone"), Aprisma Management Technologies, Inc. ("Aprisma") and GlobalNetwork Technology Services, Inc. ("GNTS") (collectively known as, the "Operating Subsidiaries"). In February 2000, Cabletron announced its plans to establish these four subsidiaries as part of an effort to improve its strategic focus and better capitalize on market opportunities.

  Enterasys. Enterasys designs, develops, markets and supports comprehensive network communications solutions for enterprises. Enterasys' hardware, software and service offerings to enterprises enable secure, available, mobile and easily managed connections between employees, customers, suppliers and business partners and the information, applications and services they need to access. Enterasys solutions create a foundation that empowers enterprises to use internal networks and the Internet to increase productivity, reduce operating costs and facilitate the exchange of information.

  Riverstone. Riverstone is a leading provider of Internet infrastructure equipment to telecommunications service providers in the metropolitan area network. The metropolitan area network encompasses service providers, the Internet infrastructure connecting these service providers with their customers and the Internet backbone. Riverstone's switch routers and web switches contain bandwidth management and provisioning, accounting and billing, quality of service and content delivery capabilities that enable service providers to deliver advanced applications and differentiated services to their customers.

  Aprisma. Aprisma provides e-business infrastructure management software for enterprises and service providers. Aprisma's Spectrum software suite bridges the gap between legacy network management platforms and technology point tools, providing enterprise information technology organizations and service providers visibility and control of the networks, systems and applications which are most important for the reliable delivery of business-critical services. Through unified control interfaces, Spectrum allows global organizations and service providers to align the performance of their networks with business objectives.

  GNTS. GNTS is a network consulting company focused on the design, performance, management and security of complex networks for large enterprises and service providers. GNTS' comprehensive solutions seek to meet business needs from assessment through operation, as well as to provide continuous improvements that enable clients to adapt to market changes. The GNTS approach utilizes configurable deliverables, project planning and pricing templates to create and enhance unique information solutions for each client.

  A Delaware corporation founded in 1983 and listed on the New York Stock Exchange for more than a decade under the symbol "CS," Cabletron is an S&P 500 Index company. Cabletron's world headquarters are located at 35 Industrial Way, Rochester, New Hampshire 03867. Cabletron's telephone number is (603) 332-9400, and its website is located at www.cabletron.com.

Business Transformation

  On February 10, 2000, Cabletron announced its intention to transform its business into a holding company with four operating subsidiaries. During fiscal 2001, Cabletron implemented this transformation by transferring a substantial portion of its operating assets and related liabilities to its Operating Subsidiaries. This transformation was approved by Cabletron's stockholders at the 2000 Annual Meeting of Stockholders. Cabletron has also announced that, while it was also considering other strategic opportunities for the Operating Subsidiaries, it planned to conduct an initial public offering ("IPO") for each of the Operating Subsidiaries, followed by a distribution of the remaining shares of one or more of the Operating Subsidiaries to Cabletron's stockholders. At the time of this announcement, Cabletron estimated that implementation and completion of this plan would likely take twelve to eighteen months.

  On February 22, 2001, Riverstone completed an IPO of 10 million shares of common stock through a group of underwriters lead by Morgan Stanley Dean Witter. Riverstone common stock is traded on the NASDAQ National Market System under the symbol RSTN. On March 28, 2001, Cabletron announced that it had received a private letter ruling from the Internal Revenue Service that the distribution of Cabletron's shares of Riverstone would be tax-free to Cabletron's stockholders. The private letter ruling is subject to amendment and to compliance with representations made by Cabletron to the Internal Revenue Service.

  On March 28, 2001, Cabletron announced that it was considering alternative strategic transactions for GNTS, after the Company's Board of Directors determined that in view of market conditions, an alternative strategic transaction, rather than an IPO followed by a distribution of the remaining shares to Cabletron's stockholders, would be in the interests of GNTS and Cabletron's stockholders. On March 28, 2001, Cabletron also announced that, in view of unfavorable market conditions for IPOs, it intended to establish Enterasys and Aprisma as independent public companies without the intermediate step of an IPO. The plan for these transactions is currently being formulated and will be announced at a later date.

  As discussed in the Company's most recent Proxy Statement pursuant to which the Company's transformation plan was approved by its shareholders, each of the Operating Subsidiaries has established an equity incentive plan and granted to existing employees, directors and consultants of the subsidiary or the Company options to purchase common stock. As of March 3, 2001, these options represented approximately 15% to 25% of the respective operating subsidiary's capital stock on a fully-diluted basis. In addition, each of the Operating Subsidiaries has granted rights to purchase approximately 4.25% of its capital stock on a fully diluted basis of its common stock to a group of strategic investors. In connection with Riverstone's initial public offering, these strategic investors exercised their rights to purchase shares of Riverstone common stock and received additional rights to purchase shares of Riverstone common stock. As of March 3, 2001, these strategic investors owned shares of Riverstone common stock representing approximately 3.77% of Riverstone's fully diluted common stock. Aprisma has sold shares of Aprisma convertible preferred stock representing approximately 1.6% of the Aprisma fully-diluted common stock to CPQ Holdings, Inc., an affiliate of Compaq Computer Corporation.

  All of the transactions presently contemplated by the Company are subject to various conditions, including IRS rulings and shareholder votes if deemed necessary or desirable, and to other uncertainties. If we fail to satisfy any conditions, if we encounter unfavorable or different financial, industry or economic conditions, or if other unforeseen events intervene, some or all of the currently planned steps could occur on a different timetable or on different terms than we currently anticipate, or might not occur at all. The Company is not obligated to complete any of these transactions, and no assurance can be given as to whether or when any of these transactions will be approved or implemented.

 Fiscal 2001 Acquisitions

  On January 31, 2001, Cabletron acquired Indus River Networks, Inc. ("Indus River"), a designer and marketer of virtual private networks for enterprise-class customers. On September 7, 2000, Cabletron acquired Network Security Wizards, Inc. ("NSW"), a privately held company that develops intrusion detection system technology.

 Fiscal 2001 Divestitures

  During the year ended March 3, 2001, the Company completed the sale of its Digital Network Products Group ("DNPG") division and certain legacy product lines.

 Fiscal 2000 Divestitures

  On February 29, 2000, the Company sold its manufacturing and repair services operations located in Rochester, New Hampshire and Limerick, Ireland to Flextronics International Ltd. ("Flextronics"). Simultaneously, the Company entered into an agreement with Flextronics to manufacture most of its products as an original equipment manufacturer ("OEM"). On December 18, 1999, the Company sold FlowPoint, a digital subscriber line router networking products subsidiary, to Efficient Networks, Inc. ("Efficient"). In connection with the sale of FlowPoint, Cabletron and Efficient entered into an OEM agreement under which Cabletron is a reseller of the Efficient and FlowPoint product lines.

 Fiscal 1999 Acquisitions

  On September 25, 1998, Cabletron acquired NetVantage, Inc. ("NetVantage"), a publicly held manufacturer of Ethernet workgroup switches. On September 9, 1998, Cabletron acquired all of the outstanding stock of FlowPoint Corp. ("FlowPoint"), a privately held manufacturer of digital subscriber line router networking products. On September 1, 1998, Cabletron acquired the assets and assumed certain liabilities of the DSLAM division of Ariel Corporation ("Ariel"), a privately held designer and manufacturer of digital subscriber line access multiplexor products. On March 17, 1998, Cabletron acquired Yago Systems, Inc. ("Yago"), a privately held manufacturer of wire-speed routing and Layer-4 switching products and solutions.

Products and Services

  Through the Operating Subsidiaries, Cabletron provides network communication solutions to customers in the United States, Europe, Pacific Rim and other industrialized areas of the world.

Enterasys

  Enterasys designs, develops, markets and supports comprehensive network communications solutions for enterprises. Enterasys' hardware, software and service offerings enable secure, available, mobile and easily managed connections between users and the information, applications and services they need to access. Enterasys' solutions enable enterprises to make information, applications and services readily available and customized to the needs of employees, customers, suppliers and business partners. Enterasys' solutions create a foundation that empowers enterprises to use internal networks and the Internet to increase productivity, reduce operating costs and facilitate the exchange of information.

 Hardware Switch Routers

  Enterasys offers a broad range of local and wide area network routers that use a hardware-based architecture to provide wire-speed transmission rates coupled with advanced functionality. The Enterasys X-Pedition family of switch routers are typically used in the core of the enterprise network and range from stand-alone to high port-density modular designs. By incorporating packet forwarding and routing functions into custom built application specific integrated circuits Enterasys' routers are able to deliver wire-speed performance with security, content-based control, quality of service, auditing and management features fully enabled. Enterasys has also developed a standard-based routing operating system that enables routers to be used in a diverse range of network environments, including Internet Protocol networks and multi-protocol legacy networks. Enterasys routers all interface with serial and high speed serial wide area networks, asynchronous transfer mode, fiber distributed data interface and gigabit Ethernet networks.

 Multi-Layer Switches

  The Enterasys multi-layer switching Matrix and Vertical Horizon product families address the broad market for desktop and wiring closet connectivity. The Enterasys family of Matrix products are designed to meet the needs of customers requiring high performance, multi-functional, scalable switching at the edge of the network. Enterasys also provides a lower-cost, chassis-based Matrix switch for customers who do not require the full functionality of high-end products. Enterasys' Matrix products switch traffic at critical user desktop and server access points based on information contained in the frame, including user and application identifiers. This enables switches to deliver security, quality of service, auditing and management services. Enterasys' Vertical Horizon family of products consists of standalone and stackable switches designed to address the needs of price-sensitive customers that require wire speed performance for less complex application environments.

  Most switching products use an architecture that requires a central processing unit and a backplane fabric shared by all line cards. Unlike these other switching products, Enterasys switches use a distributed architecture that incorporates the central processing unit and switching functions onto each line card. An integral part of Enterasys' distributed architecture, our nTera backplane and Matrix application-specific integrated circuit set provide the foundation to scale this architecture up to one terabit of capacity. Enterasys' Matrix and Vertical Horizon line cards are designed to accept inserts that allow for enhanced functionality and connection to many different networking technologies, including fiber distributed data interface, asynchronous transfer mode and gigabit Ethernet. This enhances the longevity and cost effectiveness of Enterasys products by allowing for incremental upgrades as the network environment evolves. In addition to providing a high level of reliability and compatibility with prior generations of Enterasys products, this design allows maximum port density and reduces the cost to our customers of incorporating new technology and additional users.

 Wireless Networks

  Enterasys' RoamAbout product family allows our customers to easily, securely and economically establish a high performance wireless network within enterprise buildings or campuses, enabling mobile connectivity. Enterasys RoamAbout networks function like standard wired Ethernet networks, but use radio frequencies instead of cables for network connection. Additionally, enterprises may use RoamAbout for connections between buildings up to approximately 25 miles apart as an alternative to costly leased line connections. The current RoamAbout technology is based on the Institute of Electronics and Electrical Engineers 802.11b standard, which enables connections at speeds of 11 megabits per second. Enterasys has developed and is currently testing products based on the 802.11a standard, which enables connections at 54 megabits per second. All of the RoamAbout products incorporate security enhancements to the basic wireless standards including the user authentication standard 802.1X, device authentication, encryption key management software and advanced encryption technologies such as 40 and 128 bit Wired Equivalent Privacy.

  Enterasys' RoamAbout product line consists of access points and connection cards that allow personal computers and handheld devices to establish a wireless connection to the enterprise network. Enterasys' current access point, the AP 2000, provides a secure 11 megabit connection and transparent switching into the wired network infrastructure. The R2 access point, which Enterasys is currently testing, will provide support for multiple wireless networks enabling secure connections at speeds of 11 megabit per second and 54 megabit per second. The R2 also will provide the quality of service, security and Layer 3 switch routing functions provided by high performance Matrix products. The Enterasys access points also receive their power over their Ethernet connection, allowing enterprises to deploy RoamAbout without concern for the location of existing power supplies.

 Virtual Private Networking

  Enterasys' Aurorean family offers a comprehensive suite of secure and cost-effective virtual private networking solutions for mobile access, telecommuting, branch office and regional site connectivity. Virtual private networks enable employees, customers, suppliers and business partners to access enterprise networks using encrypted communications and secure Internet connections including dial-up, dedicated line, digital subscriber line and cable-modem.

  The Aurorean Virtual Private Network includes gateways, management servers and remote client software which operate as a single system under one management framework. This design allows for increases in the number of remote users without increasing management demands. Enterasys' innovative client dialer technology automatically determines the optimal access telephone number for the remote user based on established enterprise usage guidelines. Enterasys products are designed to enable connectivity to networks that typically prevent standard virtual private network connections due to firewalls and Network Address Translators.

 Security

  Enterasys' comprehensive security solution, Secure Harbor, is an integrated suite of products and design features that provides a high level of protection to enterprise networks from both external and internal security threats. Security features are central to all Enterasys connectivity products, including packet filtering and bandwidth and access control in switches and routers, 802.1X in switching and wireless products, Wired Equivalent Privacy in wireless products and triple Defense Encryption Standard 128 bit encryption in virtual private network products. Enterasys also offers special purpose security devices including firewalls and honey pots, which are simulated servers designed to attract and capture suspicious network traffic. Further, Enterasys supplies host intrusion detection systems and network-based intrusion detection systems that support a wide variety of network connectivity technologies including, Ethernet, fiber distributed data interface, asynchronous transfer mode, token ring, and gigabit Ethernet.

  Enterasys' Dragon intrusion detection system offers a family of products designed to monitor enterprise network traffic, system files and firewall logs for evidence of malicious users, hackers and system abusers. The Dragon intrusion detection system provides a flexible and scalable solution for enterprise environments. This includes host-based intrusion detection sensors for placement on servers, network-based intrusion detection sensors to monitor network segments and a coordinated management framework for systems consisting of large numbers of sensors. Additionally, the management framework can coordinate security event logging from firewalls, routers and other network devices. Enterasys' technology uses sophisticated algorithms and an extensive library of over 2,000 patterns to detect a wide variety of security attacks. Dragon also provides functionality that allows network operators to incorporate additional patterns into the library based on new methods of attack.

 Service and Support

  In addition to its broad line of network equipment, Enterasys' maintenance group provides support for enterprise customers. This group includes maintenance, design and configuration, product planning, training, testing, certification and documentation. Enterasys provides service and support through a combination of internal capabilities and relationships with third parties. The programs are designed to support both standard and mission-critical network environments. Enterasys offers comprehensive training programs to ensure that customers understand the benefits of their networks.

Riverstone

  Riverstone designs and manufactures routers and switches that enable service providers to convert optical and electrical bandwidth into differentiated services for their customers. Riverstone products deliver advanced service creation features such as bandwidth provisioning, traffic accounting, data classification and quality of service. Riverstone's products benefit customers in several ways:

 Network Availability, Reliability and Security

  Riverstone's products provide high levels of network availability and reliability, even under heavy network traffic conditions. Riverstone's routers and switches are interoperable with a variety of products from other vendors. In collaboration with Riverstone customers, Riverstone has developed a testing environment that includes real world configurations, allowing Riverstone to deliver reliable products. Riverstone products meet numerous regulatory requirements and Riverstone's most advanced products are designed to be NEBS compliant. Riverstone products also incorporate numerous security protocols for supporting virtual private networks and secure network access.

 Service Creation

  Riverstone has designed these products as platforms on which service providers can deliver sophisticated and differentiated services. The key service enablers that are embedded in Riverstone products are:

  Bandwidth Management. Riverstone's routers offer advanced capabilities to manage bandwidth in real-time, without sacrificing network performance. Riverstone's products allow customers to remotely set bandwidth limits from one kilobit to one gigabit and easily integrate with leading bandwidth management software.

  Provisioning. As customer and application bandwidth needs change, commands sent remotely to Riverstone products can instantly and inexpensively set-up, modify or terminate connections.

  Accounting and Billing. Riverstone's routers support hardware-based accounting, allowing service providers to collect real-time customer billing information without affecting network performance. This allows service providers to create and offer advanced pricing structures tailored to their customers' needs by usage, by time-of-day and by location.

  Quality of Service. Riverstone's products separate traffic into multiple service classes based on end-user identity, application type, time-of-day and other attributes. Riverstone's quality of service features allow service providers to improve service quality by assigning priority to delay-sensitive or high-priority traffic such as voice or video.

  Content Delivery. To increase the speed of content delivery, Riverstone's products offer network-wide capabilities to create the shortest and most reliable path between the end-user and the content. This is accomplished through advanced traffic management using a broad range of Internet routing protocols. Riverstone's products' layer 4 to 7 capabilities allow service providers to manage content distribution and access efficiently without compromising network performance.

 Flexible Service Delivery Platform

  Riverstone designs products to operate and adapt to the rapidly evolving demands of customers' network infrastructure. Riverstone's open application programming interface allows products to be easily integrated with customers' bandwidth management, provisioning, accounting and billing, quality of service and content delivery tools. Riverstone's Intelligent Service Router architecture scales with the needs of service providers. Additional line cards can be inserted into Riverstone's modular chassis to increase bandwidth capacity. If bandwidth is exhausted in one chassis, service providers can link multiple chassis together to obtain additional capacity. Riverstone's RapidOS operating system can scale in the face of increasing Internet traffic while continuing to manage bandwidth, deliver routing throughput, and provide differentiated services. New technology interfaces and RapidOS upgrades can be added to in-service chassis without disrupting existing operations. The modular design of Riverstone's products enables the rapid and easy addition of new services without requiring re-design of network architecture or replacement of existing infrastructure equipment.

  Riverstone's products support optical and electrical interfaces to ensure that services can be quickly provisioned across a broad range of media types. This means that service providers using Riverstone's routers can rapidly offer services across almost any infrastructure. This broad range of support is delivered in a single chassis, eliminating the need to purchase multiple solutions or consume limited space.

Aprisma

  Aprisma develops, markets and supports e-business infrastructure management software solutions that deliver service assurance capabilities on a global basis. Spectrum, Aprisma's flagship product, is designed to treat a network as a system managed in terms of service level agreements. The Spectrum software suite bridges the gap between legacy network management platforms and technology point tools, providing enterprise network administrators, service providers and broadband networks visibility and control of the networks, systems and applications critical to the reliable delivery of e-business information.

  Aprisma's Spectrum offers a comprehensive solution that shortens the time required to resolve problems and reduces the number of tools required to accomplish network management tasks, provides trend analysis for network capacity planning purposes, and addresses the critical need for ensuring application and e-business response time and service availability. The Spectrum suite of management software offers solutions that include:

  Business Process Management, to assure service level agreements are meeting the operation and business needs and requirements of the customers, partners and employees they are designed to support;

  Systems Management, to determine server and/or desktop resource utilization or capacity problems with automated agents proactively taking corrective action;

  Network Management, which can automatically discover edge, distribution and core components of the infrastructure including switches, routers, LAN and WAN components. Networking technologies supported include: VLANs, ELANs, ATM, Frame Relay and IP. Applications supported include: routing, switching and management protocols and IP services such as DHCP, DNS, and QoS;

  Application Management, which supports leading ERP systems, databases and operating systems; intelligent agent technology is proactive to ensure availability and response time;

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

GNTS

  GNTS is the Company's professional services group that provides network infrastructure consulting services designed to optimize application availability and network performance for enterprise customers, service providers and service partners. GNTS offers a broad range of services using the scalable GNTS Powered Services model where intellectual property and standard methodology are used to aid partners and direct resources in the delivery of services. GNTS' areas of focus include physical infrastructure services, infrastructure management services, infrastructure security, and network operations outsourcing.

  GNTS provides the following services:

  Physical Infrastructure. Network analysis and recommendations for linking network goals to business objectives; network strategy planning, design and deployment to support strategic business initiatives; migration to new technologies; comprehensive global project management from concept to production; and network performance tuning and optimization.

  Infrastructure Management. Design, development and deployment of integrated IT service management systems; operations process assessment, design, documentation, implementation, training and continuous improvement; proactive network, systems, database and application performance management; problem management; network operations/management center automation; and voice/data/CTI and call center design and implementation.

  Infrastructure Security. Assessment of current infrastructure to identify security vulnerabilities; continuous security monitoring via intrusion detection systems; security system design, policy development, and training; firewall design, implementation and management; disaster recovery/business continuity planning; forensics laboratory; and security audit and policy review.

  Network Operations OutSourcing. Addresses all aspects of remotely administering clients' enterprise and networking infrastructures-- provisioning, configuration and deployment, change control, fault resolution, performance and lifecycle management; comprehensive multi-vendor network monitoring and management; 24 hours 7 days per week outsourcing of network operations; and operations support and management processes.

  GNTS provides its customers maintenance, design and configuration, product planning, training, testing certification and documentation through an agreement with Enterasys. GNTS customers also have full access to the benefits from Enterasys' maintenance group.

Distribution and Marketing

  The Company has strengthened and expanded its relationship with distributors and resellers. These distributors and resellers commit to focusing on the customers' needs and providing quality professional service support to the end-user in addition to carrying the Company's line of products. The Company extends limited product return and price protection rights to certain distributors and resellers. These rights are generally limited to a certain percentage of sales over primarily a three month period. In addition to the Company's use of distributors and resellers, the Company maintains its own direct sales force with representatives located around the world. The direct sales force is supplemented by employees located at the Company's headquarters and regional in-house technical services and sales support staff. The Company's international locations use various sales strategies tailored to the preferred channels of distribution for each country. These strategies include a direct sales presence, a direct sales force working with local distributors or a combination of the two.

  The Company's Worldwide Partner Programme sets forth the principles of the relationship between the Company and the reseller, including level of information and training, business support and services, pricing structure, and levels of organization. The Worldwide Partner Programme offers a unified, tiered program that helps partners with marketing, sales support, education, accreditation, technical support and incentives.

  The Company employs several methods to market its products, including regular participation in trade shows, frequent advertisements in trade journals, regular attendance by corporate officers at press briefings and trade seminars, submission of demonstration products to selected customers for evaluation, and direct mailings and telemarketing efforts.

Customers

  The Company's end-user customers include brokerage firms, investment banking firms and other financial institutions; federal, state and local government agencies; commercial, industrial and manufacturing companies;

multinational and international companies; telecommunications companies; internet service providers; health care facilities; insurance companies; universities; and leading accounting and law firms.

  During the year ended March 3, 2001, no customer accounted for more than 10% of the Company's revenue. During the year ended February 29, 2000, Compaq Computer Corporation, accounted for 16% of total net revenues and the United States federal government accounted for approximately 14% of total net revenues. During the year ended February 28, 1999, Compaq, accounted for 11% of total net revenues, and the United States federal government accounted for approximately 15% of net revenues. Cabletron's top ten customers, excluding the United States federal government, represented, in the aggregate, approximately 30%, 28% and 22% of its total net revenues for the fiscal years ended March 3, 2001, February 29, 2000 and February 28, 1999, respectively. During the year ended February 29, 2000, the Company and Compaq restructured their relationship resulting in lower revenues from Compaq in fiscal year 2001. Most of the Company's contracts with the federal government are on a fixed-price basis. The books and records of the Company are subject to audit by the General Services Administration, the Department of Labor and other government agencies.

Research and Development

  During the years ended March 3, 2001, February 29, 2000 and February 28, 1999, research and development expenses ("R&D") were $146.1 million, $184.6 million and $210.4 million, respectively. The Company believes that the continued investment in new product development and enhancements to existing products are critical to achieving the Company's strategic objectives. Decreases in R&D expense are due to the Company's focus of its research and development efforts toward a more disciplined approach to project initiation, emphasizing features most likely to be valuable to the Company's customers.

  The Company plans to continue to invest in emerging technologies for use in existing and future products through investments, internal efforts and acquisitions. However, there can be no assurance that the Company will be able to successfully develop new products that meet customer needs or that such products will achieve market acceptance.

Manufacturing and Components

  The Company does not have internal manufacturing capabilities. The Company outsources substantially all of its manufacturing to one contract manufacturer, Flextronics International, Ltd., which procures raw materials on the Company's behalf and provides comprehensive manufacturing services, including assembly, test and control. Flextronics manufactures the Company's products in Rochester, New Hampshire; San Jose, California; and Limerick, Ireland. The loss of the Company's existing contract manufacturer or the Company's failure to timely qualify a new contract manufacturer to meet anticipated demand increases could result in a significant interruption in the supply of the Company's products.

  The Company sources several key components used in the manufacture of its products, including application-specific integrated circuits, or "ASICs," from single or limited sources and is dependent upon the supply from these sources to meet its needs. With the increasing technological sophistication of new products and the associated design and manufacturing complexities, the Company anticipates that it may need to rely on additional single-source or limited-source suppliers for components or manufacture of products and subassemblies. The Company has encountered shortages and delays in obtaining ASICs and other components in the past and may experience similar shortages and delays in obtaining components in the future. Any reduction in supply, interruption or extended delay in timely supply, variances in actual needs from forecasts for long order lead time components, or change in costs of components could affect Cabletron's ability to deliver its products in a timely and cost-effective manner and may adversely impact the Company's operating results and supplier relationships. In addition, even if the Company is able to obtain these critical components in sufficient volume and on schedules that permit the Company to satisfy delivery requirements, the Company has little control over the cost, which could adversely impact the Company's gross margins.

Competition

  The market for network communications products is intensely competitive, subject to rapid technological change and significantly affected by new product introductions and other market activities of industry participants. This market historically has been dominated by Cisco Systems, which has substantially greater market share than any other competitor, including Cabletron, and which as a result of its early leadership position in the market has been able to develop and promote a broad product line. The remainder of the network communications products market is highly fragmented. The Company's other principal competitors include 3Com, Alcatel, Avaya, formerly part of Lucent, Extreme Networks, Foundry Networks, Juniper Networks, Hewlett-Packard, Nortel Networks, Marconi, and Siemens, although the Company also experiences competition from a number of other smaller public and private companies. The Company may experience a reluctance by the Company's prospective customers to replace or expand their current infrastructure solutions, which may be supplied by one or more of these established competitors, with the Company's products. There has also been a trend toward consolidation in the Company's industry for several years, and the Company expects this trend to continue as companies attempt to strengthen or maintain their market share positions. The Company believes that consolidation among the Company's competitors and potential competitors could result in stronger competitors with expanded product offerings and a greater ability to accelerate their development of new technologies.

  The Company believes that the Company competes primarily on the basis of breadth of product and service offerings, features and functionality of products, total cost of ownership, price, performance, customer service and the ability to provided comprehensive networking solutions and value-added features such as security and virtual private networks.

  As the Company continues to expand operations in markets outside the United States, the Company will also encounter new competitors and competitive environments. The Company's foreign competitors may have a better understanding of their market and longer working relationships with potential customers.

Intellectual Property

  The Company generally relies on a combination of patent, copyright, trademark and trade secret laws and contractual restrictions to establish and protect the Company's technology. As of March 3, 2001, the Company had a total of 683 issued patents. The Company's products are also protected by trade secret and copyright laws of the United States and other jurisdictions. These legal protections provide only limited protection. Further, the market for network communications solutions is subject to rapid technological change. Accordingly, while the Company intends to continue to protect the Company's proprietary rights where appropriate, the Company believes that the Company's success in maintaining a technology leadership position is more dependent on the technical expertise and innovative abilities of the Company's personnel than on these legal protections.

  Despite the Company's efforts to protect the Company's proprietary technology, the Company cannot provide assurance that steps it takes will be adequate to prevent misappropriation of the Company's technology or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology. The laws of many countries do not protect proprietary technology to as great an extent as do the laws of the United States. The Company may need to resort to litigation in the future to enforce the Company's intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the Company's proprietary rights or those of others. The Company is also subject to the risk of adverse claims and litigation alleging infringement of the intellectual property rights of others. Any resulting litigation could result in substantial costs and diversion of management and adverse effect on the Company's business and financial condition.

Backlog

  The Company's backlog at March 3, 2001 was approximately $139.4 million, compared with backlog at February 29, 2000 of approximately $118.0 million, compared with backlog at February 28, 1999 of approximately $170.0 million. During the year ended February 29, 2000, the Company and Compaq agreed to restructure their relationship. The new relationship has resulted in the Company maintaining a lower amount of backlog related to Compaq. Although the Company expects that its backlog at March 3, 2001 will be filled in fiscal 2002, orders included in backlog may be canceled or rescheduled by the customer without significant penalty. Therefore, backlog as of any particular date may not be indicative of the Company's actual revenues for any succeeding fiscal period.

Inventory and working capital

  During fiscal 2001, the Company maintained minimal raw materials inventory and no work-in-process inventory due to the outsourcing of its manufacturing operations that occurred during the year ended February 29, 2000. In anticipation of potential shortages of critical components, the Company increased its finished goods inventory levels from $61.1 million at February 29, 2000 to $94.7 million at March 3, 2001. The outsourcing of manufacturing, including the sale of a portion of its inventory to Flextronics, allowed an increased focus on supply chain management and the streamlining of product offerings which resulted in inventory levels decreasing from $229.5 million, at February 28, 1999, to $85.0 million, at February 29, 2000.

  The working capital increase in fiscal year 2001 is primarily as a result of a balance sheet reclassification of $242.7 million of Efficient common stock, from a long term investment to a short term investment; a $111.4 million reduction in the deferred gain relating to the Efficient holdings; a $56.5 million increase in deferred tax assets, which are primarily as a result of an increase in tax attributes generated in the current year; and a $52.8 million increase in prepaid expenses and other assets due primarily to an increase in non-trade receivables. The working capital increase in fiscal year 2000 is primarily as a result of the Company's sale of its and fixed assets that related to manufacturing operations, as the Company completed its outsourcing of manufacturing.

Employees

  As of March 3, 2001, the Company had approximately 3,845 full-time employees, compared to 4,456 full-time employees at February 29, 2000, and 5,951 full-time employees at February 28, 1999. The decreased number of employees from February 29, 2000 to March 3, 2001 was mainly attributable to the Company reducing approximately 570 individuals from the Company's workforce as each operating subsidiary adjusted their workforce to reflect their business model. The decrease in the number of full-time employees from February 28, 1999 to February 29, 2000 resulted from the Company's outsourcing arrangement with Flextronics, which resulted in 966 employees transferring to Flextronics, and the termination of 418 full-time employees in accordance with the Company's restructuring initiative announced in March 1999. The Company's employees are not represented by a union or other collective bargaining agent and the Company considers its relations with its employees to be good.

ITEM 2. PROPERTIES

  The Company owns and operates a number of buildings in Rochester, New Hampshire, including a 63,000 square foot office building that serves as the corporate headquarters of Cabletron and Enterasys. Other buildings, including a 78,750 square foot building and a 60,000 square foot building, accommodate the Enterasys engineering, finance and human resources departments. The Company also owns two additional buildings that it does not utilize in its regular operations. These buildings include a 72,000 square foot manufacturing building that is currently leased to Flextronics International and a 63,900 square foot office building, which was vacated as part of the Company's fiscal year 2001 restructuring initiative and remains available for lease.

  The Company also leases a 75,000 square foot building, which contains Enterasys warehousing and distribution. There is also a leased 75,000 square foot warehouse and distribution facility in Shannon, Ireland. The Company leases several Enterasys engineering sites, including 42,000 square feet in Salt Lake City, UT, 32,000 square feetin Toronto, Canada, 152,000 square feet in Andover, MA, 17,500 square feet in Acton, MA, 6,800 square feet in Columbia, MD, and 68,000 square feet in Nashua, NH. The Nashua facility is utilized by Enterasys and Aprisma personnel.

  Riverstone leases a 129,000 square foot building in Santa Clara, CA that serves as Riverstone's corporate headquarters. This facility also houses Riverstone's core engineering function.

  The Company leases a 62,865 square foot building in Durham, NH that serves as Aprisma's corporate headquarters. Aprisma has signed a 10 year lease, with three five-year renewal options, to relocate, in December 2001, its corporate headquarters to a 100,000 square foot Class A office building that is currently under construction in Portsmouth, NH.

  GNTS leases a building in Houston, TX that serves as GNTS' corporate headquarters, GNTS also maintains satellite offices throughout the US and the rest of the world.

  The Company and its subsidiaries maintain a large number of sales offices throughout the world, ranging from 1,000 to 25,000 square feet.

  Financial information regarding leases and lease commitments are contained in Note 10 of "Notes to the Consolidated Financial Statements."

ITEM 3. LEGAL PROCEEDINGS

  Since October 24, 1997, nine shareholder class action lawsuits have been filed against Cabletron and certain officers and directors of Cabletron in the United States District Court for the District of New Hampshire. By order dated March 3, 1998 these lawsuits, which are similar in material respects, were consolidated into one class action lawsuit, captioned In re Cabletron Systems, Inc. Securities Litigation (C.A. No. 97-542-SD). The case has been transferred to the District of Rhode Island. The complaint alleges that Cabletron and several of its officers and directors disseminated materially false and misleading information about Cabletron's operations and acted in violation of
Section 10(b) and Rule 10b-5 of the Exchange Act during the period between March 3, 1997 and December 2, 1997. The complaint further alleges that certain officers and directors profited from the dissemination of such misleading information by selling shares of the common stock of Cabletron during this period. The complaint does not specify the amount of damages sought on behalf of the class. Cabletron and other defendants moved to dismiss the complaint, and by Order dated December 23, 1998, the District Court expressed its intention to grant Cabletron's motion to dismiss unless plaintiffs amended their complaint within 30 days (or January 22, 1999). The plaintiffs served a second consolidated class action complaint, and Cabletron filed a motion to dismiss this second complaint. In a ruling dated May 23, 2001, the disctrict court dismissed this complaint with prejudice. The plaintiffs may choose to appeal this ruling to the First Circuit Court of Appeals. If the plaintiffs were to appeal, prevail upon appeal and subsequently prevail on the merits of the case, Cabletron could be required to pay substantial damages.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  During the fourth quarter of the fiscal year covered by this report, no matters were submitted to a vote of the Company's security holders.

Executive Officers of the Registrant

  The executive officers of the Company are as follows:

Name                             Age                  Position
----                             ---                  --------
Enrique P. Fiallo...............  48 President of Enterasys

Eric Jaeger.....................  38 Executive Vice President

David J. Kirkpatrick............  49 Chief Financial Officer and Chief Operating
                                     Officer

Piyush Patel....................  45 Chairman, Chief Executive Officer and
                                     President

Michael A. Skubisz..............  34 President of Aprisma

  Enrique P. (Henry) Fiallo has served as President of Enterasys since February 2000. From November 1998 through February 2000, he was Executive Vice President and Chief Information Officer of Cabletron. Prior to joining Cabletron, he served as Senior Vice President and Chief Information Officer at Entergy Services, Inc. Prior to joining Entergy, he was Vice President of Logistics Information Systems at Ryder Systems, Inc., in Miami, Florida, where he held a variety of senior management positions in IT, MIS and telecommunications during a 10-year tenure.

  Eric Jaeger has served as an Executive Vice President since June 1999. From October 1998 to June 1999, he served as Senior Vice President and General Counsel. Prior to joining Cabletron, he was a corporate attorney with the law firm of Ropes & Gray.

  David J. Kirkpatrick has served as Chief Operating Officer since October 2000 and Chief Financial Officer since August 1990. He served as Director of Finance from August 1990 until March 1998. From 1986 to 1990, he was a Vice President of Zenith Data Systems, a subsidiary of Zenith Electronics Corporation.

  Piyush Patel has served as Chairman of the Board of Directors, Chief Executive Officer and President since June 1999. From October 1998 to June 1999, he was Senior Vice President of Worldwide Engineering. From September 1996 to October 1998, he served as Chief Executive Officer of Yago Systems, Inc. From 1980 to 1996, he held a variety of senior management positions at Intel, Sun Microsystems, MIPS computers and QED.

  Michael A. Skubisz has served as President of Aprisma since July 1999. From September 1998 to July 1999, he served as Chief Technology Officer of Cabletron. From 1993 to 1998, he served as Cabletron's Vice President of Product Marketing and Product Management. Prior to 1993, he held various positions at Cabletron, including Regional Manager of Field Engineering in the New York City office, where he began his career with Cabletron in 1988.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

STOCK PRICE HISTORY

  The following table sets forth the high and low sale prices for the Company's Common Stock as reported on the New York Stock Exchange (symbol--CS) during the last two fiscal years. As of May 16, 2001, the Company had approximately 2,730 stockholders of record. The Company has paid no dividends on its Common Stock and anticipates it will continue to reinvest earnings to finance future growth.

                                                                    High   Low
                                                                   ------ ------
Fiscal 2001
First quarter..................................................... $51.50 $17.50
Second quarter....................................................  37.50  20.38
Third quarter.....................................................  37.44  15.00
Fourth quarter.................................................... $23.25 $11.31
Fiscal 2000
First quarter..................................................... $15.31 $ 7.25
Second quarter....................................................  16.81  11.94
Third quarter.....................................................  24.38  14.81
Fourth quarter.................................................... $49.00 $22.00

 Strategic Investors

  In connection with an investment on August 29, 2000 totaling $87.8 million, by an investor group led by Silver Lake Partners, L.P. ("Silver Lake") (collectively, the "Strategic Investors") in Cabletron and its four separate Operating Subsidiaries, Cabletron and the Operating Subsidiaries issued a number of securities to the strategic investors, as described below.

 Securities in Cabletron

  On August 29, 2000, Cabletron issued to the strategic investors (i) 65,000 shares of its Series A Preferred Stock at an initial conversion rate of $40.00 per share and 25,000 shares of its Series B Preferred Stock at an initial conversion rate of $30.00 per share, both of which are participating redeemable convertible preferred stock and (ii) Class A Warrants to purchase up to 250,000 shares of Cabletron common stock for an initial exercise price of $45.00 per share and Class B Warrants to purchase up to 200,000 shares of Cabletron common stock for an initial exercise price of $35.00 per share.

 Securities in the Operating Subsidiaries

  The strategic investors have agreed to purchase from the Operating
Subsidiary:

  . up to 0.75% of the fully diluted outstanding common stock of Enterasys for approximately $6.2 million;

  . up to 0.75% of the fully diluted outstanding common stock of Riverstone for approximately $7.8 million;

  . up to 0.75% of the fully diluted outstanding common stock of Aprisma for approximately $3.4 million; and,

  . up to 0.75% of the fully diluted outstanding common stock of GNTS for approximately $2.6 million.

  Each Operating Subsidiary has also granted to the strategic investors rights to purchase shares of its common stock in the following amounts:

  . up to 4.25% (inclusive of the 0.75% discussed above) of the fully diluted outstanding common stock of Enterasys for approximately $43.7 million;

  . up to 4.25% (inclusive of the 0.75% discussed above) of the fully diluted outstanding common tock of Riverstone for approximately $49.0 million;

  . up to 4.25% (inclusive of the 0.75% discussed above) of the fully diluted outstanding common stock of Aprisma for approximately $22.7 million; and,

  . up to 4.25% (inclusive of the 0.75% discussed above) of the fully diluted outstanding common stock of GNTS for approximately $16.7 million.

  The percentages and exercise prices outlined above are subject to change upon the occurrence of events described in detail in Exhibits 3.2, 4.2, 4.3,
4.6 and 4.9-4.12 (the "Silver Lake Exhibits"). In addition to the forgoing securities, the Company has agreed to issue to the Strategic Investors additional warrants upon the occurrence of certain events relating to the Operating Subsidiaries, including the sale of an Operating Subsidiary or the failure of an Operating Subsidiary to consummate an IPO. In addition, the Company has agreed to cause each of the four Operating Subsidiaries to issue additional rights to purchase shares of its common stock upon the occurrence of certain events.

  The terms and rights of each security listed above are described in full in the Silver Lake Exhibits. All issuances of securities to the strategic investors described above were made without registration under the Securities Act of 1933, as amended (the "Securities Act") in reliance upon an exemption from registration provided by Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

  Since the August 29, 2000 investment by the Strategic Investors, Riverstone has completed an IPO of its common shares. Riverstone issued 10,000,000 of its common shares to public shareholders for net proceeds of approximately $108.8 million. In connection with the Riverstone IPO the Strategic Investors exercised their Riverstone common stock purchase rights and purchased 5,401,970 shares of Riverstone common stock for approximately $46.6 million. The strategic investors also received warrants to purchase 104,167 shares of Riverstone common stock for $12.00 per share, the IPO offering price. As of March 3, 2001, the Strategic Investors had not exercised these warrants. The Riverstone IPO has resulted in a 14.3% minority investment in the Company's Riverstone subsidiary.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                            CABLETRON SYSTEMS, INC.

                   CONSOLIDATED STATEMENTS OF OPERATIONS DATA

                                             Fiscal Year Ended
                          -----------------------------------------------------------
                           March 3,    February   February 28,  February    February
                             2001      29, 2000       1999      28, 1998    28, 1997
                          ----------  ----------  ------------ ----------  ----------
                                   (in thousands, except per share data)
Net revenues............  $1,071,453  $1,459,593   $1,411,279  $1,377,330  $1,406,552
Cost of revenues........     558,350     803,820      811,350     676,291     595,407
                          ----------  ----------   ----------  ----------  ----------
  Gross margin..........     513,103     655,773      599,929     701,039     811,145
Research and
 development............     146,134     184,614      210,393     181,777     161,674
Selling, general and
 administrative.........     471,743     414,568      435,824     372,224     301,263
Amortization of
 intangible assets......      37,280      41,270       27,978       1,565         206
Stock-based
 compensation...........       4,980         --           --          --          --
Special charges.........      51,150      21,096      217,350     234,285      21,724
                          ----------  ----------   ----------  ----------  ----------
  Income (loss) from
   operations               (198,184)     (5,775)    (291,616)    (88,812)    326,278
Interest income, net....      35,179      18,587       15,089      18,578      19,422
Other income, net.......    (541,127)    746,209          --          --          --
Minority interest.......         166         --           --          --          --
                          ----------  ----------   ----------  ----------  ----------
  Income (loss) before
   taxes................    (703,966)    759,021     (276,527)    (70,234)    345,700
Income tax expense
 (benefit)..............     (97,963)    294,750      (31,136)    (35,273)    119,621
                          ----------  ----------   ----------  ----------  ----------
  Net income (loss).....  $ (606,003) $  464,271   $ (245,391) $  (34,961) $  226,079
Dividend on beneficial
 conversion of
 preferred..............     (16,854)        --           --          --          --
Accretive dividend on
 preferred stock........      (6,044)        --           --          --          --
                          ----------  ----------   ----------  ----------  ----------
Net income (loss) to
 common shareholders....  $ (628,901) $  464,271   $ (245,391) $  (34,961) $  226,079
                          ==========  ==========   ==========  ==========  ==========
Net income (loss) per
 share--basic...........  $    (3.40) $     2.62   $    (1.47) $    (0.22) $     1.46
                          ==========  ==========   ==========  ==========  ==========
Net income (loss) per
 share--diluted.........  $    (3.40) $     2.46   $    (1.47) $    (0.22) $     1.42
                          ==========  ==========   ==========  ==========  ==========
Weighted average number
 of shares outstanding--
 basic..................     184,770     177,541      167,432     157,686     155,207
                          ==========  ==========   ==========  ==========  ==========
Weighted average number
 of shares outstanding--
 diluted................     184,770     188,618      167,432     157,686     158,933
                          ==========  ==========   ==========  ==========  ==========
                                             Fiscal Year Ended
                          -----------------------------------------------------------
                           March 3,    February   February 28,  February    February
                             2001      29, 2000       1999      28, 1998    28, 1997
                          ----------  ----------  ------------ ----------  ----------
                                               (in thousands)
Balance Sheet Data:
Working capital.........  $  901,313  $  448,168   $  370,945  $  593,046  $  679,056
Total assets............   1,912,109   3,166,507    1,566,500   1,682,048   1,310,809
Redeemable convertible
 preferred stock........     109,589         --           --          --          --
Stockholders' equity....   1,290,035   2,147,439    1,089,833   1,085,075   1,085,452

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

 Results of Operations

  This table sets forth the Company's net revenues, cost of revenues, expenses by category, income (loss) from operations, interest income, income (loss) before income taxes and net income (loss), each expressed as percentages of net revenues, for the fiscal years ended March 3, 2001, February 29, 2000 and February 28, 1999:

                                                          2001    2000   1999
                                                          -----   -----  -----
Net revenues............................................. 100.0%  100.0% 100.0%
Cost of revenues.........................................  52.1    55.1   57.5
                                                          -----   -----  -----
  Gross margin...........................................  47.9    44.9   42.5
Research and development.................................  13.6    12.6   14.9
Selling, general and administrative......................  44.0    28.5   29.6
Amortization of intangible assets........................   3.5     2.8    2.0
Stock-based compensation.................................   0.5     --     --
Special charges..........................................   4.8     1.4   16.6
                                                          -----   -----  -----
  Income (loss) from operations.......................... (18.5)   (0.4) (20.6)
Interest income, net.....................................   3.3     1.3    1.1
Other income, net........................................ (50.5)   51.1    --
Minority interest........................................   0.0     --     --
                                                          -----   -----  -----
  Income (loss) before income taxes...................... (65.7)   52.0  (19.5)
Income tax expense (benefit).............................  (9.1)   20.2   (2.2)
                                                          -----   -----  -----
Net income (loss)........................................ (56.6)   31.8  (17.3)
Dividend on beneficial conversion of preferred...........  (1.6)    --     --
Accretive dividend on preferred stock....................  (0.5)    --     --
                                                          -----   -----  -----
Net income (loss) to common shareholders................. (58.7%)  31.8% (17.3%)
                                                          =====   =====  =====

Results of the fiscal year ended March 3, 2001 vs. fiscal year ended February 29, 2000

  Net revenues for the year ended March 3, 2001 decreased by 26.6% to $1,071.5 million from $1,459.6 million for the year ended February 29, 2000. Net revenues decreased due to the discontinuations of several non-core businesses, related product lines and the restructuring of the Compaq relationship. In addition, revenues of the Company's non-core legacy products decreased as the Company's transformation continued and the Company focused on selling products and services related to the ongoing businesses of the four Operating Subsidiaries. During the third quarter of fiscal 2001, the Company sold its DNPG business and most of the Company's non-core legacy products. Net revenues within the United States (domestic) decreased $330.7 million or 34.8% to $620.6 million or 57.9% of total net revenues for fiscal 2001 from $951.3 million or 65.2% of total net revenues for fiscal 2000. Net revenues in Europe decreased $110.2 million or 32.2% to $232.0 million or 21.7% of total net revenues for fiscal 2001 from $342.2 million or 23.4% of total net revenues for fiscal 2000. Net revenues within Pacific Rim increased $10.7 million or 9.2% to $127.1 million or 11.9% of total net revenues for fiscal 2001 from $116.4 million or 8.0% of total net revenues for fiscal 2000. Net revenues within other regions increased $42.1 million or 84.8% to $91.7 million or 8.6% of total net revenues for fiscal 2001 from $49.6 million or 3.4% of total net revenues for fiscal 2000.

  Total segment net revenues of Enterasys were $793.2 million and $642.5 million fiscal years 2001 and 2000, respectively, representing an increase of $150.7 million or 23.5% from fiscal year 2000 to 2001. The increases in net revenues were primarily due to increased revenues of multi-layer switching products, wireless and security products.

  Total segment net revenues of Riverstone were $98.3 million and $23.1 million in fiscal years 2001 and 2000, respectively, representing an increase of $75.2 million or 326% from fiscal year 2000 to 2001. The increases in net revenues were primarily due to the addition of new telecommunications service provider customers both in the United States and internationally.

  Total segment net revenues of Aprisma were $74.1 million, and $52.3 million in fiscal years 2001 and 2000, respectively, representing an increase of $21.8 million or 41.7% from fiscal year 2000 to 2001. The increase in revenues of Aprisma products was attributable to increased revenues to new service provider and enterprise customers, continued penetration of current service provider and enterprise customers in Aprisma's target markets as well as the expansion of Aprisma product line capabilities to manage the latest generation optical and broadband networking equipment in the optical and metro aggregation markets. In addition, Aprisma's product line capabilities expansion included the integration and management of multi-vendor security devices and applications.

  Total segment net revenues of GNTS were $48.3 million and $26.8 million in fiscal years 2001 and 2000 respectively, representing an increase of $21.5 million or 80.6% from fiscal year 2000 to 2001. The increase in net revenues was primarily due to the addition of new professional service customers both in the United States and internationally.

  Total other net revenues of Cabletron's non-core legacy and discontinued products decreased $642.9 million, or 89.9%, to $72.1 million in fiscal year 2001 compared to net revenues of $714.9 million in fiscal 2000. The decrease in revenues of non-core legacy and discontinued products was principally due to the discontinuations of the DNPG and NetVantage product lines, as well as lower revenues of other non-core legacy products.

 Gross Margin, Expenses and Interest Income

  Gross margin of Enterasys products increased $132.2 million or 50.2% to $395.4 million, or 49.8% of net revenues, in fiscal year 2001 compared to $263.2 million, or 41.0% of net revenues, in fiscal year 2000. The increase in gross margin is primarily related to the increase in net revenues and is also attributable to overall cost savings as a result of outsourcing manufacturing.

  Gross margin of Riverstone products increased $43.4 million or 390.6% to $54.4 million, or 55.4% of net revenues, in fiscal year 2001 compared to $11.1 million, or 48.1% of net revenues, in fiscal year 2000. The improvements in gross margins are primarily attributable to the increase in net revenues and economies of scale achieved from increased net revenues.

  Gross margin of Aprisma products increased $16.0 million, or 45.8%, to $51.0 million, or 68.8% of net revenues, in fiscal year 2001 compared to $34.9 million, or 66.9% of net revenues, in fiscal year 2000. The increase in gross margin was due to increased revenues of Spectrum licenses, an improved revenue mix of higher margin core products compared to lower margin third party products and the execution and implementation of OEM agreements resulting in improved margins.

  Gross margin of GNTS services increased $9.0 million or 70.5% to $21.7 million, or 44.9% of net revenues, in fiscal year 2001 compared to $12.7 million, or 47.5% of net revenues, in fiscal year 2000. The improvements in gross margins are primarily attributable to increased net revenues.

  Gross margin of Cabletron non-core legacy and discontinued products decreased $343.2 million to a loss of $9.4 million, or 13.0% or net revenues, in fiscal year 2001 compared to $333.8 million, or 46.7% of net revenues, in fiscal year 2000. The decrease in gross margins is primarily attributable to decreased net revenues associated with products that the Company discontinued, sales returns, and pricing allowances.

  Research and development ("R&D") expenses in the year ended March 3, 2001 decreased to $146.1 million, or 13.6% of net revenues, compared to $184.6 million, or 12.6% of net revenues, in the year ended February 29, 2000. R&D decreased in accordance with prior restructuring initiatives and refocused efforts on core projects identified in the restructuring initiative. The Company plans to continue to develop new products through a combination of internal development efforts and acquisitions.

  Selling, general and administrative ("SG&A") expenses were $471.7 million, or 44.0% of net revenues, in the year ended March 3, 2001 compared to $414.6 million, or 28.5% of net revenues, in the year ended February 29, 2000. The increase in SG&A expenses, as a percentage of net revenues was primarily a result of increased professional fees, consulting fees and asset impairments that were incurred as a result of the transformation of the Company.

  Amortization of intangible assets expense was $37.3 million, or 3.5% of net revenues, in the year ended March 3, 2001 compared to $41.3 million, or 2.8% of net revenues, in the year ended February 29, 2000. The change in amortization expense was primarily a result of the acquisition of Indus River and the divestiture of DNPG both of which were completed during the year ended March 3, 2001.

  Stock-based compensation expense in the year ended March 3, 2001 was $5.0 million; $1.4 million was amortized related to stock options granted with exercise prices below fair market value on the date of grant and $1.5 million was amortized related to stock issued that was contingent on future services in connection with the Company's acquisition of NSW. The Company expects to recognize future quarterly charges of $1.3 million per quarter during each of the next eight quarters followed by $0.6 million per quarter during each of the subsequent eight quarters, in connection with these grants. An additional $2.1 million was related to stock options granted to consultants. As the majority of these options have been fully vested and the related services have been performed, the Company does not expect any significant future compensation expenses associated with these options granted to consultants.

  In the first quarter of fiscal 2001, the Company recorded a special charge of $27.1 million related to the restructuring initiative undertaken during May 2000 in connection wth the Company's transformation. The special charges consisted of $13.5 million related to asset impairments, $11.9 million related to severance benefits and $1.7 million related to exit costs. These charges reflect the expected sale of an office building in Rochester, NH, exit costs associated with the planned closure of 20 sales offices worldwide (11 of which were closed as of March 3, 2001), the write-off of certain assets that were not required subsequent to the transformation of the Company and the planned reduction of approximately 570 individuals from the Company's global workforce. The reduction in the global workforce involved principally sales, engineering and administrative personnel and has also included targeted reductions impacting most functions within the Company. The exit costs which the Company expects to incur relate primarily to long-term lease commitments. This initiative is intended to establish the proper sizing of the transformed Company and to align the revenue opportunities with cost models. As of March 3, 2001, 567 employees have been terminated in accordance with the plan.

  In the year ended March 3, 2001, the Company recorded $51.2 million of special charges. These special charges consisted of $25.6 million of in-process research and development costs related to the acquisition of Indus River and a $27.1 million charge taken in connection with a restructuring initiative that resulted from the Company's transformation offset by a $1.5 million adjustment to the prior year restructuring. In the year ended February 29, 2000, the Company recorded $21.1 million of special charges for the restructuring initiative undertaken during March 1999. These charges reflect the closure of the Company's manufacturing facility in Ohio, the planned closure of 40 sales offices worldwide (38 sales offices were closed), the consolidation and outsourcing of various manufacturing operations, the write-off of certain assets that were not required subsequent to the restructuring and the planned reduction of approximately 1,000 individuals from the Company's global workforce (678 individuals were terminated in accordance with the initiative). The reduction in the global workforce was principally manufacturing and distribution personnel but also included targeted reductions impacting most functions within the Company. The exit costs which the Company expects to incur relate primarily to long-term lease commitments which will be paid out over a few years. This initiative was intended to reduce the expense structure of the Company; reduce cost of goods sold; increase cash reserves; provide higher return on assets and revenue per employee; enable aggressive asset reduction and consolidation initiatives and increase net income. These actions were completed prior to June 3, 2000. There is no assurance that the Company will achieve the intended benefits of the restructuring initiative. The benefits are subject to numerous risks that could impair the Company's ability to realize the expected benefits when expected, or ever.

  Enterasys' income from operations increased $97.3 million to income of $59.5 million in fiscal year 2001 compared to a loss of $37.8 million in fiscal year 2000. This increase was due principally to increased gross margins and reduced R&D expenses.

  Riverstone's loss from operations decreased $0.6 million, or 1.6%, to $36.8 million in fiscal year 2001 compared to $37.4 million in fiscal year 2000. This increase was due principally to increased gross margins being offset by higher operating expenses as Riverstone developed its own infrastructure apart from Cabletron and to increased spending in R&D and selling expenses.

  Aprisma's loss from operations decreased $0.3 million, or 2.9%, to $9.7 million in fiscal year 2001 compared to a loss of $10.0 million in fiscal year 2000. The additional loss was principally due to increased sales and marketing expenses including an increase in the number of direct sales people.

  GNTS' loss from operations increased $6.0 million or 41.6% to $20.3 million in fiscal 2001 compared to $14.3 million in fiscal 2000. This increase was due to higher gross margins being offset by increased operating expenses.

  The other segment's loss from operations increased $253.6 million to $97.5 million in fiscal year 2001 compared to income from operations of $156.1 million in fiscal year 2000. The change was principally due to discontinuations of non-core product lines and the sale of DNPG.

  Net interest income in the year ended March 3, 2001 was $35.2 million compared to $18.6 million in the year ended February 29, 2000. The increase in net interest income in the year ended March 3, 2001 as compared to the year ended February 29, 2000 was due to higher interest rates and higher average invested balances.

  Net other expense in the year ended March 3, 2001 was $541.1 million. Of this total $403.5 million relates to write-down of marketable and non-marketable securities to their expected realizable value, recognition of $30.4 million of deferred gain relating to the Efficient transaction, $21.4 million loss on the sale of marketable and non-marketable securities, $143.1 million loss on the disposal of the DNPG business and $3.5 million of other non-operating expenses. Net other income in the year ended February 29, 2000 was $746.2 million. Of this total $705.1 million relates to the realized gain from the sale of a subsidiary, FlowPoint, $37.2 million relates to the restructuring of the Company's relationship with Compaq and $4.6 million relates to the sales of corporate equities.

 Income (Loss) Before Income Taxes

  Loss before income taxes was $704.0 million in the year ended March 3, 2001, compared to income before income taxes of $759.0 million in the year ended February 29, 2000. In the year ended March 3, 2001, the Company recorded $541.1 million of net other expenses, $34.1 million of expenses related to the transformation of the Company's business, $30.1 million of segment costs, special charges of $25.6 million for in-process research and development, arising out of the acquisition of Indus River and $25.6 million charge for restructuring. In the year ended February 29, 2000, the Company recorded $734.1 million of net other income and a $21.1 million restructuring charge.

 Income Tax Expense (Benefit)

  The Company's effective tax rate was 13.9% for the year ended March 3, 2001 compared to 38.8% for the year ended February 29, 2000. The income tax benefit was $98.0 million for the year ended March 3, 2001 compared to an income tax expense of $294.8 million in the year ended February 29, 2000. The tax benefit for the year ended March 3, 2001 included a non-deductible in-process research and development charge and $126.6 million charge for the write-down of certain deferred tax assets, which in management's opinion are not likely to be realized. The tax expense for the year ended February 29, 2000 included other income items, which in total, were taxed at higher tax rates than normal operating income and expenses. The year ended February 29, 2000 income tax expense included a $277.0 million tax charge related to the sale of FlowPoint, a $13.3 million tax charge related to the Compaq alliance agreement, a $9.1 million tax benefit related to the amortization of purchased acquisition costs, a $8.2 million tax benefit related to the write-off of product lines and a $6.5 million tax benefit related to the manufacturing divestiture.

Results of the fiscal year ended February 29, 2000 vs. fiscal year ended February 28, 1999

  Net revenues for the year ended February 29, 2000 increased by 3.4% to $1,459.6 million from $1,411.3 million for the year ended February 28, 1999. Net revenues increased primarily as a result of increased revenues of the Company's Layer-3 and Layer-4 switched technology products. Worldwide revenues of switched products increased approximately $138.2 million, or 17.1%, to $948.4 million in the year ended February 29, 2000 compared to $810.2 million in the year ended February 28, 1999. The increase in revenues of switched products was principally due to an increase in revenues of the Company's Switch Router products, which offset declining revenues of older switched products. The increase has been as a result of the Company's success in penetrating the WAN segment of the Layer-3 switching market, creation of Layer-4 switching technology products and continuation of customers migrating from the older shared media technology products. Secondarily, revenues increased as a result of increased revenues to Compaq in connection with the transition from an OEM agreement between Compaq and the Company, with minimum purchase commitments, to an alliance agreement. As part of this transition, Compaq purchased $85.0 million ($48.7 million in the fourth quarter of fiscal
2000) of existing inventory that was in the Company's manufacturing pipeline and paid the Company $11.7 million as a pricing rebate for Compaq's failure to meet its minimum purchase commitments in the year ended February 29, 2000. Revenues of shared media products decreased by approximately $99.4 million, or 60.0%, to $66.3 million in the year ended February 29, 2000 from $165.8 million in the year ended February 28, 1999. Revenues of shared media products steadily decreased throughout the years ended February 29, 2000 and February 28, 1999 as a result of both declining unit shipments and lower prices per product. Revenues of Spectrum and other miscellaneous products increased by approximately $11.7 million, or 7.1%, to $177.0 million in the year ended February 29, 2000 compared to $165.3 million in the year ended February 28, 1999. This increase was largely a result of customers purchasing older miscellaneous products that enable them to maintain their existing systems. Revenues from professional services and maintenance remained relatively flat at approximately $267.9 million in the year ended February 29, 2000 and $270.1 million in the year ended February 28, 1999.

  Net revenues within the United States in the year ended February 29, 2000 were $951.3 million or 65.2% of net revenues, compared to $829.4 million or 58.8% of net revenues in the year ended February 28, 1999. Domestic net revenues increased in the year ended February 29, 2000 compared to the year ended February 28, 1999, largely due to revenues of switched media products increasing by more than 29% domestically and revenues of products in the Company's manufacturing pipeline to Compaq.

  Net revenues in Europe were $342.2 million or 23.4% of total net revenues in the year ended February 29, 2000 compared to $430.3 million or 30.5% of total net revenues in the year ended February 28, 1999. The decrease in revenues was a result of decreases across a majority of the product lines, including a $39.5 million, or 66.1%, from the year ended February 28, 1999 to the year ended February 29, 2000, decrease in shared media products and a $10.3 million, or 4.0%, from the year ended February 28, 1999 to the year ended February 29, 2000, decrease in revenues of switched products. Revenues decreased in the year ended February 29, 2000 compared to February 28, 1999 as revenues of DNPG/Compaq products began to decline.

  Net revenues in the Pacific Rim ("Pac Rim") were $116.4 million or 8.0% of total net revenues in the year ended February 29, 2000 compared to $114.2 million or 8.1% of total net revenues in the year ended February

28, 1999. Revenues of switched products increased $21.6 million, or 31.9%, from the year ended February 28, 1999 to the year ended February 29, 2000, but were offset by decreases in revenues across a majority of the product lines, including a $8.6 million, or 61.7%, decrease in service revenues.

  Net revenues in other regions were $49.6 million, or 3.4%, of total net revenues in the year ended February 29, 2000 compared to $37.4 million, or 2.7%, of total net revenues in the year ended February 28, 1999. Revenues of switched products increased $14.5 million, or 76.1%, from the year ended February 28, 1999 to the year ended February 29, 2000.

  The effect of foreign exchange rate fluctuations did not have a significant impact on the Company's operating results in the periods presented.

  Gross margin was $655.8 million, or 44.9%, in the year ended February 29, 2000 compared to $599.9 million, or 42.5%, in the year ended February 28, 1999. The improvement in gross margin during the year ended February 29, 2000, as compared to the year ended February 28, 1999, reflects lower materials costs associated with streamlined product offerings.

  Research and development ("R&D") expenses in the year ended February 29, 2000 decreased to $184.6 million, or 12.6% of net revenues, compared to $210.4 million, or 14.9% of net revenues, in the year ended February 28, 1999. R&D decreased, in the year ended February 29, 2000 compared to the year ended February 28, 1999 as a result of the elimination of staff and facilities from various R&D departments and refocused efforts on core projects identified in the restructuring initiative.

  Selling, general and administrative ("SG&A") expenses were $414.6 million, or 28.5% of net revenues, in the year ended February 29, 2000 compared to $435.8 million, or 30.9% of net revenues, in the year ended February 28, 1999. The decrease in SG&A expenses, as a percentage of net revenues in the year ended February 29, 2000 compared to the year ended February 28, 1999, was primarily a result of reductions in sales offices, staff and the writeoff of fixed assets.

  Amortization of intangible assets expenses were $41.3 million, or 2.8% of net revenues, in the year ended February 29, 2000 compared to $28.0 million, or 2.0% of net revenues, in the year ended February 28, 1999. The change in amortization expense was a result of acquisitions, that were completed during the year ended February 28, 1999, having a full year's worth of amortization expense.

  Special charges were $21.1 million in the year ended February 29, 2000 compared to $217.4 million in the year ended February 28, 1999. In the year ended February 29, 2000, the $21.1 million of special charges were taken for a restructuring initiative undertaken in connection with the Company's decision to outsource its manufacturing operations. In the year ended February 28, 1999, special charges were taken for in-process research and development related to the acquisition of Yago Systems, Inc. ($150.0 million), Ariel ($26.0 million), FlowPoint ($12.0 million) and NetVantage ($29.4 million).

  Net interest income for the year ended February 29, 2000 was $18.6 million compared to $15.1 million in the year ended February 28, 1999. The increase in net interest income in the year ended February 29, 2000 as compared to the year ended February 28, 1999 was due to a significant increase in cash, resulting from the sale of an equity investment near the end of fiscal 2000.

 Income (Loss) Before Income Taxes

  The improvement from a loss before income taxes, in the year ended February 28, 1999, to income before income taxes, in the year ended February 29, 2000, was primarily due to the Company's sale of its FlowPoint subsidiary and income related to its restructured relationship with Compaq as well as higher gross profit margins and lower operating expenses. The increase in loss before taxes in the year ended February 28, 1999 was due to lower gross profit margins as the Company continued its migration from shared media products to switched products and higher personnel costs in R&D departments, which more than offset the decrease in special charges.

 Income Tax Expense (Benefit)

  The Company's effective tax rate was 38.8% for the year ended February 29, 2000 compared to 11.3% for the year ended February 28, 1999. The income tax expense of $294.8 milllion in the year ended February 29, 2000 compared to an income tax benefit of $31.1 million in the year ended February 28, 1999. The tax benefit for the year ended February 28, 1999 included large non-deductible in process research and development charges and acquisition costs and tax benefits related to the Ariel acquisition, fixed asset loss and losses from operations, which produced a higher tax rate than normal operating income and expenses. The year ended February 28, 1999 income tax benefit included a $10.2 million tax benefit related to the acquisition of Ariel and a $6.8 million tax benefit related to the fixed asset loss.

 Business Combinations

Fiscal Year 2001 Acquisitions

  On January 31, 2001, Cabletron acquired Indus River, a designer and marketer of virtual private networks for enterprise-class customers. In connection with the acquisition, Cabletron issued 3,641,139 shares of Cabletron common stock and 45,471 shares of Cabletron Series C preferred stock to the shareholders of Indus River in exchange for all of the outstanding shares of stock of Indus River. In addition, Cabletron assumed outstanding options to purchase Indus River stock, which options were converted into options to purchase 406,898 shares of its common stock and 5,000 shares of its Series C preferred stock. Cabletron also assumed outstanding warrants to purchase Indus River stock, which warrants were converted into warrants to purchase 23,472 shares of its common stock and 293 shares of its Series C preferred stock.

  The Company has recorded the cost of the acquisition at approximately $184.6 million, including direct costs of $2.6 million. This acquisition has been accounted for under the purchase method of accounting. Approximately $25.6 million of the purchase price was allocated to in-process research development. Accordingly, the Company recorded an expense of $25.6 million for this in-process research and development. The excess of cost over the estimated fair value of net assets acquired of $154.3 million was allocated to goodwill and other intangible assets and is being amortized on a straight-line basis over periods of 3-10 years. The Company's consolidated results of operations include the operating results of Indus River from the acquisition date. Cabletron also issued stock options in connection with the acquisition of Indus River. The Company calculated the intrinsic value of the unvested stock options as of the consummation date of the merger, and as a result recorded approximately $2.9 million of unearned stock-based compensation for the value of the options. The Company incurred approximately $0.1 million of compensation expense as earned during fiscal year 2001.

  In connection with our acquisition of Indus River Networks, we allocated $25.6 million of the purchase price to in-process research and development projects. This allocation represents the estimated fair value of these projects based on risk-adjusted cash flows related to the incomplete products. At the date of the acquisition, these projects had not yet reached technological feasibility and the research and development in progress had no alternative future uses. Accordingly, we expensed these costs as of the acquisition date.

  We used an independent third-party appraiser to assess and allocate values to the in-process research and development. The values assigned to these assets were determined by identifying significant research projects for which technological feasibility had not been established, including development, engineering and testing activities associated with Indus River Networks' enterprise-class virtual private network technologies. The percentage of completion method was utilized for the valuation procedures. The percentage complete was determined based on a ratio of completed project engineer hours to total estimated engineer hours required to complete the project.

  The nature of the efforts to develop the acquired in-process technology into commercially viable products principally related to the completion of all planning, designing, prototyping, high-volume verification and testing activities that were necessary to establish that the proposed technologies met design specifications, including functional, technical and economic performance requirements.

  The value assigned to purchased in-process research and development was determined by estimating the costs to develop the purchased in-process research and development into commercially viable products, estimating the resulting net cash flows from the projects and discounting the net cash flows to their present value. The revenue projections used to value the in-process research and development were based on estimates of relevant market sizes and growth factors, expected trends in technology and the nature and expected timing of new product introductions by us and our competitors.

  In the model used to value this in-process research and development, total revenues attributable to Indus River Networks were projected to exceed $550 million within five years, assuming the successful completion and market acceptance of the major research and development efforts. As of the valuation date, it was determined that RiverWorks, the existing product of Indus River Networks, would generate revenues through end of fiscal 2006, with $23.4 million in that year and $23.6 million in fiscal 2005. The estimated revenues for the products resulting from in-process research and development were projected to peak at approximately $300 million in fiscal 2005 and then decline as other new products and technologies were projected to enter the market.

  Our cost of sales was estimated based on internal projections generated by Indus River Networks, review of market and industry data and discussions with Indus River Networks management regarding anticipated gross margin improvements. Due to the opportunities in the virtual private networking market and the unique technology architecture of RiverWorks, substantial gross margins were expected through the forecast period. Our cost of sales was projected to average approximately 32% through fiscal 2005 and increase gradually to 38% in fiscal 2010. Our selling, general and administrative expenses, including depreciation, were projected to remain constant as a percentage of sales at approximately 27%. Our research and development expenditures were expected to peak in fiscal 2003 at 23% of sales and then remain constant at 15% of sales in fiscal 2004 and thereafter.

  The rates utilized to discount the net cash flows to their present value were based on venture capital rates of return for companies in between the start-up and the early development stages. Due to the nature of the forecast and the risks associated with the projected growth, profitability and developmental projects, discount rates of 30-40% were used for the business enterprise and for the in-process research and development. We believe these rates were appropriate because they were commensurate with the early stage of development for Indus River Networks; the uncertainties in the economic estimates described above; the inherent uncertainty surrounding the successful development of the purchased in-process research and development; the useful life of the technology; the profitability levels of the technology; and the uncertainty of technological advances that are unknown at this time. The forecasts used in valuing in-process research and development were based upon assumptions that we believed to be reasonable. However, at the time these forecasts were made, it was uncertain whether the underlying assumptions used to estimate expected project sales, development costs or profitability, or the events associated with such projects, would prove accurate. Our assumptions may have been incomplete or inaccurate and unanticipated events and circumstances are likely to occur. For these reasons, actual results may vary from the projected results.

  The projected and actual results from the acquisition date of January 31, 2001 have been materially consistent. The majority of the projects in-process at the time of the acquisition have progressed reasonably consistent with the planned schedule. Research and development expenditures since the acquisition have not differed materially from expectations.

  We expect to successfully complete these research and development programs. However, there is risk associated with the completion of the projects and these projects may not prove technologically or commercially successful.

  Such factors as efforts to achieve technical viability, uncertainty regarding standards required for new products, the rapid pace of changing technology inherent in the industries in which the Company operates, as well as competitive threats, contribute to the significant risks of completing the development of these technologies. The nature of the efforts to develop the acquired technologies into commercially viable products consist principally of planning, designing, and testing activities necessary to determine that the products can meet market expectations, including functionality and technical requirements. Failure to bring these products to market in a timely manner could result in a loss of market share or a lost opportunity to capitalize on emerging markets and could have a material adverse impact on the Company's business and operating results and a portion of the value of the in-process research and development might never be realized.

  We believe, as we did at the time of the acquisition, that if we do not successfully complete these outstanding in-process research and development efforts, our future operating results would be materially adversely impacted and may never realize the value of these in-process research and development programs.

  On September 7, 2000, the Company acquired Network Security Wizards, Inc., a privately held company that develops intrusion detection system technology. Under the terms of the agreement, the Company (i) issued 210,286 shares of its common stock to the two stockholders of NSW, (ii) issued 157,714 shares of its common stock to be held in escrow on behalf of the two stockholders of NSW (subject to forfeiture upon the occurrence of certain events) and (iii) granted 32,000 options to purchase the Company's common stock in exchange for all of the issued and outstanding capital stock of NSW.

  The Company recorded the cost of the acquisition at approximately $8.2 million, including direct costs of $0.2 million. This acquisition has been accounted for under the purchase method of accounting. The cost represents 210,286 shares of common stock at $35.00 per share and 32,000 options, valued at approximately $0.6 million. The excess of cost over the estimated fair value of the net assets acquired of $8.0 million was allocated to goodwill and is being amortized on a straight-line basis over a period of four years. The 157,714 shares of common stock that are held in escrow were recorded as unearned stock-based compensation of $5.5 million and were not included in the cost of the acquisition. The stock-based compensation will be amortized over a two-year period. The Company's consolidated results of operations include the operating results of NSW from the acquisition date.

Fiscal 2000 Divestitures

  On January 18, 2000, the Company and Flextronics entered into a definitive agreement for Cabletron to divest its manufacturing and repair services operations located in Rochester, New Hampshire and Limerick, Ireland to Flextronics which closed on February 29, 2000. Flextronics acquired the Company's manufacturing assets, inventories and manufacturing personnel. Simultaneously with this transaction, the Company contracted with Flextronics as an OEM to produce most of its products. In anticipation of this divestiture, the Company recorded a charge of $5.2 million related to lowering its carrying value of inventory as cost of goods sold expense and recorded a $4.7 million charge related to personnel costs as SG&A expense. The Company received $60.5 million for inventory that it sold to Flextronics and $18.1 million for manufacturing related fixed assets, including buildings.

  On December 18, 1999, the Company sold its FlowPoint subsidiary to Efficient Networks, Inc. in exchange for 7.2 million shares of Efficient common stock and 6,300 shares of Efficient preferred stock. The common stock was subject to various restrictions on resale. The preferred stock was converted into 6.3 million shares of common stock following the approval of Efficient shareholders at a special meeting on April 12, 2000. In connection with the sale of FlowPoint, Cabletron and Efficient entered into an OEM agreement under which Cabletron will resell the Efficient and FlowPoint product lines.

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

  The nature of the efforts to develop the acquired in-process technology into commercially viable products principally related to the completion of all planning, designing, prototyping, high-volume verification, and testing activities that were necessary to establish that the proposed technologies met their design specifications including functional, technical, and economic performance requirements. Anticipated completion dates for the projects in progress were expected to occur over the two years following the acquisition and the Company expected to begin generating the economic benefits from the technologies in the second half of fiscal 1999. Expenditures to complete the MSR technology were expected to total approximately $10.0 million two years following the acquisition.

  At the time of the acquisition, Cabletron anticipated generating significant increases in revenues and undiscounted cash flows from the acquisition of Yago, with a projected peak in 2003 and then a decline as other new products displaced those used in the original forecast assumptions. Yago, which has been renamed Riverstone Networks, makes up Cabletron's Internet infrastructure solutions business for Internet service providers and other telecommunications service providers. Cabletron also maintains a significant enterprise market business. The Yago-based products began generating significant revenue for the enterprise markets during Cabletron's fiscal year ended February 28, 1999. This began with the release of a fully featured MSR8000 in July 1998 and continued with the release of the MSSR16000 product. Cabletron continued to increase sales of products based on the Yago in-process projects in the enterprise market during the fiscal year ended February 29, 2000 based on additional successful product introductions including the MSR8600, MSR2000 and Wide Area Network interfaces. Based on Riverstone's markets the Company began to experience significant revenue growth from the Yago products beginning the third and fourth quarters of the fiscal year ended February 29, 2000. This reflected the growth of the service provider marketplace and acceptance of the underlying Yago technology as it pertained to the service provider market.

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

  The estimated revenues for the in-process projects were projected to peak in 2003 and then decline as other new products and technologies were projected to enter the market. Cost of sales was estimated based on Yago's internally generated projections and discussions with management regarding anticipated gross margin improvements. Selling, general and administrative expenses were projected to remain constant. Research and development expenses were projected to decrease as a percentage of sales as the in-process projects were completed.

  The rates utilized to discount the net cash flows to their present value were based on venture capital rates of return. Due to the nature of the forecast and the risks associated with the projected growth, profitability and developmental projects, discount rates of 45% to 50% were used for the business enterprise and for the in-process R&D. The Company believes these rates were appropriate because they were commensurate with Yago's stage of development; the uncertainties in the economic estimates described above; the inherent uncertainty surrounding the successful development of the purchased in-process technology; the useful life of such technology; the profitability levels of such technology; and, the uncertainty of technological advances that are unknown at this time.

  The projected and actual results to date have been materially consistent. The majority of the projects in-process at the time of the acquisition have been completed reasonably consistently with the planned schedule and the initial products have been brought to market. The Company continued to work toward the completion of some of the projects underway at Yago at the time of the acquisition as well as the follow-on projects based on the underlying technology associated with the acquired in-process projects. Research and development expenditures since the acquisition have not differed materially from expectations. The risks associated with these continued efforts, including the follow-on projects, are still considered significant, and no assurance can be given that the Company's upcoming products will meet market expectations. The Company expects to continue its support of these efforts and believes it has a reasonable chance of successfully completing the research and development programs.

  Such factors as efforts to achieve technical viability, uncertainty regarding standards required for new products, the rapid pace of changing technology inherent in the industries in which the Company operates, as well as competitive threats contribute to the significant risks of completing the development of these technologies. The nature of the efforts to develop the acquired technologies into commercially viable products consist principally of planning, designing, and testing activities necessary to determine that the products can meet market expectations, including functionality and technical requirements. Failure to bring these products to market in a timely manner could result in a loss of market share or a lost opportunity to capitalize on emerging markets and could have a material adverse impact on the Company's business and operating results and a portion of the value of the in-process research and development might never be realized.

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

  The Company believes that the foregoing assumptions used in the forecasts were reasonable at the time of the acquisition. During the fourth quarter of fiscal 2000, the Company determined to abandon its efforts regarding DSL-related technology. The Company's DSL efforts were largely a result of technology acquired in the acquisitions of Ariel and FlowPoint. The Company finalized its decision to abandon R&D on DSL technology when it sold its FlowPoint subsidiary, thus the Company expensed the remainding $12.2 million of the Ariel goodwill.

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

  Cabletron recorded the cost of the acquisition at approximately $25.0 million, including direct costs of the acquisition. Cabletron's consolidated results of operations include the operating results of FlowPoint from the acquisition date until December 18, 1999, the date on which the Company sold FlowPoint to Efficient.

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

  The forecasts used by the Company in valuing in-process research and development were based upon assumptions the Company believed to be reasonable but which, at the time, was inherently uncertain and unpredictable. At the time such forecasts were made, it was uncertain whether the underlying assumptions used to estimate expected project sales, development costs or profitability. The Company's assumptions may have been incomplete or inaccurate, and unanticipated events and circumstances were likely to occur. For these reasons, actual results may vary from the projected results.

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

  The Company began recognizing the economic benefits from the technologies in the fourth quarter of the year ended February 28, 1999. The estimated expenditures to complete these projects were reasonable compared to actual expenditures incurred. The Company ceased further research into these projects during the year ended March 3, 2001.

  The Company believes that the foregoing assumptions used in the forecasts were reasonable at the time of acquisition. During the last quarter of fiscal year 2001, the Company wrote off $14.5 million of the remaining intangible assets relating to NetVantage when it finalized its decision to abandon research and development on NetVantage related technology and discontinued sales of NetVantage products.

 Liquidity and Capital Resources

  Cash, cash equivalents and short and long-term investments decreased to $1,085.1 million at March 3, 2001 compared $2,476.8 million at February 29, 2000. The balance at February 29, 2000 included $1,666.5 million, recorded as long-term investments, related to the Company's investment in Efficient stock. At March 3, 2001, the Company's investment in Efficient was valued at $242.7 million. Net cash used by operating activities was $189.7 million in the year ended March 3, 2001 compared to net cash provided by operating activities of $207.1 million in the year ended February 29, 2000. The decrease in net cash provided by operating activities during the year ended March 3, 2001 was primarily a result of net changes in inventories, prepaid expenses and accounts payable and other non-cash items. Net cash used in investing activities was $46.4 million during the year ended March 3, 2001 compared to net cash used in investing activities of $67.3 million in the year ended February 29, 2000. The decrease in cash used in investing activities was primarily as a result of a decrease in capital expenditures and the receipt of proceeds on written call options. Net cash provided by financing activities was $239.0 million in the year ended March 3, 2001 compared to $52.1 million in the year ended February 29, 2000. The increase was primarily due to cash received for the issuance of preferred stock, warrants and stock purchase rights. The Company also received proceeds from the issuance of subsidiary shares and exercise of subsidiary stock purchase rights primarily related to the Riverstone IPO. These amounts were partially offset by the Company's repurchase of its common stock.

  Accounts receivable, net of allowance for doubtful accounts, were $210.9 million, or 66 days of sales outstanding, at March 3, 2001 compared to $228.4 million at February 29, 2000, or 54 days sales outstanding. The increase in days of sales outstanding was a result of the timing of sales and related collections.

  Worldwide inventories were $98.1 million at March 3, 2001 or 63 days of inventory, compared to $85.0 million, or 37 days of inventory, at February 29, 2000. The increase of days in inventory was due to the increase in finished goods inventory purchased to protect against an anticipated shortage of supply components.

  During the years ended March 2, 2001, February 29, 2000, and February 28, 1999 capital expenditures totaled $47.8 million, $44.4 million and $44.8 million, respectively, and were principally related to upgrades of computer related equipment and investments in technology to improve productivity.

  In the opinion of management, internally generated funds from operations and existing cash, cash equivalents and marketable securities will provide adequate funds to support the Company's working capital and capital expenditure requirements for at least the next twelve months.

 Business Environment and Risk Factors

THE FOLLOWING ARE CAUTIONARY STATEMENTS FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

  The Company may occasionally make forward-looking statements and estimates such as forecasts and projections of the Company's future performance or statements of management's plans and objectives. These forward-looking statements may be contained in, among other things, SEC filings and press releases made by the Company and in oral statements made by the officers of the Company. Actual results could differ materially from those in such forward-looking statements. Therefore, no assurances can be given that the results in such forward-looking statements will be achieved. Important factors that could cause the Company's actual results to differ from those contained in such forward-looking statements include, among others, the factors mentioned below. In the following factors, references to "we," "us," "our" or similar terms refer to the Company.

Risks Related to Cabletron

The completion of our transformation involves risks.

  Following shareholder approval at our 2000 annual meeting, we contributed a substantial portion of our operating assets and liabilities to four operating subsidiaries, Enterasys, Riverstone, Aprisma and GNTS. In February 2001, we completed an initial public offering of Riverstone. On March 28, 2001, we announced our intention to distribute all of our shares of Riverstone to our shareholders in a "spin-off" transaction and to establish Aprisma and Enterasys as independent public companies. In addition, we are considering other strategic alternatives with respect to our operating subsidiaries, including the sale of one or more of the operating subsidiaries.

  We are not obligated to complete any of these transactions and cannot assure you whether any distribution or other strategic transaction will be approved or implemented. The distribution of Riverstone and the establishment of Aprisma and Enterasys as independent public companies will depend upon the individual performance of each subsidiary, market conditions and similar considerations. Also, all of these transactions are subject to conditions, including IRS rulings and shareholder votes, if deemed necessary or desirable, as well as other regulatory approvals and uncertainties. Any distribution or other strategic transaction will be implemented only if our Board of Directors continues to believe that it is in the best interests of the subsidiary and our stockholders. If we fail to satisfy any conditions, if we encounter unfavorable or different financial, industry or economic conditions, or if other unforeseen events intervene, some or all of the currently planned steps could occur on a different timetable or on different terms than we currently anticipate, or might not occur at all.

  We believe that the shares of Enterasys and Riverstone that we own comprise a substantial portion of our value. Following any distribution of these shares, our stock price will likely trade at substantially lower prices, and may remain low unless our stockholders approve and we implement a reverse stock split. In addition, investors who hold our shares because of our ownership of Enterasys, Riverstone or both may sell our shares, creating further downward pressure on our stock price. A portion of our common stock is held by mutual funds obligated to purchase stocks in the Standard & Poor's 500 Index. If we do not remain in this index following the distribution of Enterasys or Riverstone, these mutual funds will be required to sell our stock. Substantial sales of our common stock following the distribution of Enterasys, Riverstone or both could cause the market price of our common stock to fall.

  Many of our management personnel are employees of Enterasys and will leave Cabletron when we distribute shares of Enterasys to our shareholders. Enterasys provides many administrative services to us and our other operating subsidiaries under a sub-services agreement, which Enterasys may terminate upon one full fiscal quarter's notice. Following our distribution of Enterasys shares, Enterasys may terminate this sub-services agreement, and we may be unable to develop sufficient administrative capacity to operate efficiently by the effective date of termination.

  We have received a ruling from the Internal Revenue Service that the distribution of Riverstone common stock to shareholders of Cabletron will qualify as a tax-free distribution under Section 355 of the Internal Revenue Code of 1986, as amended. We may seek a similar ruling, or an opinion of legal counsel, with respect to our intention to establish Aprisma and Enterasys as independent public companies. Rulings and opinions of this nature are subject to various representations and limitations, and in any event, are not binding upon the Internal Revenue Service or any court. If a distribution of a subsidiary's shares fails to qualify as a tax-free distribution under Section 355 of the Internal Revenue Code, we will recognize a taxable gain equal to the difference between the fair market value of the applicable subsidiary on the date of the distribution and our adjusted tax basis in the applicable subsidiary's common stock on the date of the distribution. In addition, each of our stockholders will be treated as having received a taxable corporate distribution in an amount equal to the fair market value of the applicable subsidiary's common stock received by the stockholder on the date of distribution. Any taxable gain recognized by us or our stockholders as a result of a distribution which failed to qualify as a tax-free distribution under Section 355 is likely to be substantial.

  Limitations under Section 355 of the Internal Revenue Code may restrict our ability to use our capital stock following any distribution of a subsidiary. These limitations will generally prevent us from issuing capital stock to the extent that the issuance is part of a plan or series of related transactions that includes one or more of the distributions, and pursuant to which one or more persons acquire shares of our capital stock that represents 50% or more of the voting power or 50% or more of the value of our capital stock. These limitations may restrict our ability to undertake transactions involving the issuance of our capital stock that we believe would be beneficial.

We have a history of operating losses in recent years and may not operate profitably in the future.

  We have experienced operating losses in recent years and may not achieve or sustain profitability in the future. For the fiscal years ended February 28, 1999, February 29, 2000 and March 3, 2001, we incurred operating losses of $291.6 million, $5.8 million and $198.2 million respectively. We will need to generate higher revenues and lower our expenses to achieve and maintain profitability. We may not be able to generate sufficient revenues or reduce expenses to achieve profitability, and if we do achieve profitability, we may not be able to sustain or increase profitability over subsequent periods. If the current global economic slow down were to continue or the United States were to enter a recession, our ability to increase revenues may be seriously adversely affected.

The unpredictability of our quarterly results of operations may adversely affect the trading price of our common stock.

  Our quarterly operating results are likely to vary significantly in the future based on a number of factors related to our industry, the markets for our products and how we manage our business. We have little or no control over many of these factors and any of these factors could cause the price of our common stock to fluctuate significantly. In addition to the other risks that we discuss in this section, the following may adversely affect our quarterly operating results:

  .  fluctuations in the demand for our products and services;

  . the timing and size of sales of our products or the cancellation or rescheduling of significant orders;

  .  the timing of product introductions and product acceptance by customers;

  .  the timing and level of non-cash stock based compensation charges;

  . increases in the prices or decreases in the availability of the components we purchase;

  .  product returns from our distribution partners in excess of reserves;

  . our ability to attain and maintain production volumes and quality levels for our products;

  .  the timing and level of research and development and prototype expenses;

  .  the mix of products and services sold; and

  .  changes in the distribution channels through which we sell our products.

  We plan to continue to increase our operating expenses to fund greater levels of research and development, broaden our customer support capabilities and develop new distribution channels. We also expect our general and administrative expenses to increase as our operating subsidiaries address the increased reporting and other administrative demands that will result from being a publicly traded company.

  Our operating expenses are largely based on anticipated organizational growth and revenue trends and a high percentage of our expenses are, and will continue to be, fixed in the short term. As a result, if revenue for a particular quarter is below our expectations for any of the reasons set forth above, or for any other reason, we could not proportionately reduce operating expenses for that quarter. This revenue shortfall would have a disproportionate effect on our expected operating results for that quarter, which could result in significant variations in our operating results from quarter to quarter.

  Historically we have recognized a substantial portion of our revenues in the last month of a quarter, with revenues frequently concentrated in the last two weeks of the quarter. Most distribution partners and customers tend to make a majority of their purchases at the end of a quarter, in part because they believe they are able to negotiate lower prices and more favorable terms at that time. Because we rely on the generation of a large portion of revenues at the end of the quarter, traditionally we have not been able, and in the future do not expect to be able, to predict our financial results for any quarter until very late in the quarter. Due to this end-of-period buying pattern, we may not achieve our financial forecasts, either because expected sales do not occur in the anticipated quarter or because they occur at lower prices or on terms that are less favorable to us than anticipated.

  Due to the above factors, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. You should not rely on our results or growth for one quarter as any indication of our future performance. It is likely that in some future quarters, our operating results may be below the expectations of public market analysts and investors. In this event, the price of our common stock may fall.

Risks Related To Our Industry

There is intense competition in the market for network communications equipment, which could prevent us from increasing revenue and sustaining profitability.

  The network infrastructure equipment market is dominated by Cisco Systems, which currently has substantially greater market share than any other participant in that market, including us. In addition, this market is intensely competitive, subject to rapid technological change and significantly affected by new product introductions and other market activities of industry participants. Our other principal competitors include Alcatel; Avaya, formerly part of Lucent; Extreme Networks; Foundry Networks; Hewlett-Packard; Nortel Networks; Marconi; and 3Com. We also experience competition from a number of other smaller public and private companies. We may experience reluctance by our prospective customers to replace or expand their current infrastructure solutions, which may be supplied by one or more of these competitors, with our products. There has also been a trend toward consolidation in our industry for several years, and we expect this trend to continue as companies attempt to strengthen or maintain their market share positions. We believe that consolidation among our competitors and potential competitors could result in stronger competitors with expanded product offerings and a greater ability to accelerate their development of new technologies.

  Some of our competitors, particularly Cisco, have significantly more established customer support and professional services organizations and substantially greater selling and marketing, technical, manufacturing, financial and other resources than we do. Many of our competitors also have more customers, greater market recognition and more established relationships and alliances in the industry. As a result, these competitors may be able to develop, enhance and expand their product offerings more quickly, adapt more swiftly to new or emerging technologies and changes in customer demands, devote greater resources to the marketing and sale of their products, pursue acquisitions and other opportunities more readily and adopt more aggressive pricing policies. Due to the rapidly evolving markets in which we compete, additional competitors with significant market presence and financial resources may enter our market, thereby further intensifying competition. We expect that competitive pressures may result in price reductions, reduced margins and loss of market share, which would materially harm our ability to increase revenues and profitability.

  We and our competitors have pursued and continue to pursue a strategy of acquiring network communications companies that have developed advanced networking technologies. The acquisition of these companies allows us and our competitors to offer new products without the lengthy time delays associated with internal product development. We compete with our competitors to acquire companies of this nature. As a result, in addition to other factors, the prices paid to acquire companies of this nature is often very high, when compared to the assets and sales of these companies. The greater resources of our competitors may enable them to compete more effectively for the acquisition of companies of this nature and may cause us to pay higher prices for the companies we do acquire. In addition, we and our competitors invest in early-stage network communications companies to secure access to advanced technology under development by these companies and to improve our chances of acquiring these companies in the future. If we are unable to successfully invest in companies with promising network communications technology, we may be unable to gain access to their technology and may have more difficulty acquiring these companies in the future.

If we do not respond effectively and on a timely basis to rapid technological changes, our products could become obsolete and we may be unable to attract new customers or retain our existing customers.

  The market for network communications equipment is characterized by rapid technological change, evolving industry standards and frequent new product introductions. The introduction of new products by competitors, market acceptance of products based on new or alternative technologies or the emergence of new industry standards could render our existing or future products obsolete. Accordingly, we may be required to make significant and ongoing investments in future periods in order to remain competitive. The development of new products or technologies is a complex and uncertain process that requires the accurate anticipation of technological and market trends. We may be unable to respond quickly or cost-effectively to these developments or to obtain the necessary funds to develop or acquire new technologies or products needed to compete.

If we do not anticipate and meet evolving customer requirements, we will not retain our current customers or attract new customers.

  Our future success depends upon our ability to develop and manage customer relationships to introduce a variety of new products and product enhancements that address the increasingly sophisticated needs of our customers. Our current and prospective customers may require product features and capabilities that our products do not have. We must effectively and timely anticipate and adapt to customer requirements and offer products that meet those demands. Our failure to develop products that satisfy evolving customer requirements would seriously harm our ability to achieve or sustain market acceptance for our products and prevent us from recovering our investment in developing products. We have responded in the past, and expect to respond in the future, to customer requirements by occasionally licensing products from others. If we are unable to license these products, or to license them on favorable terms, we may be unable to provide our customers with the products and services they demand.

  In addition, we may experience design, manufacturing, marketing and other difficulties that could delay or prevent our development, introduction or marketing of new products and enhancements. Material delays in introducing new products may cause customers to forego purchases of our products and purchase those of our competitors, which could seriously harm our business.

We may expend significant resources on educating potential customers about our products without achieving actual sales.

  The purchase of our products often represents a significant capital investment by our customers related to their network infrastructure and typically involves significant internal procedures involving the evaluation, testing, implementation and acceptance of new technologies. We often must provide a significant level of education to our customers on the benefits of our products and services. This frequently results in a lengthy sales process, and purchases of our products are subject to a number of significant risks, including customer budgetary constraints and internal acceptance reviews. During this time we may incur substantial sales and marketing expenses and expend significant management effort. If we fail to recognize revenue from a particular customer after making such a substantial investment, our operating results may be negatively impacted.

We may be unable to expand our indirect distribution channels, which may hinder our ability to increase our revenues.

  Our sales and distribution strategy relies heavily on our indirect sales efforts, including value-added resellers, systems integrators and original equipment manufacturers. We believe that our future success will also depend on our ability to maintain and expand existing relationships, as well as establish successful new relationships, with a variety of systems integrators. We have entered into agreements with only a small number of large systems integrators to date. We also intend to increase our reliance on our value-added resellers, which requires that we add more sales personnel to monitor this distribution channel. Our value-added resellers and systems integrators are not, and will not be, prohibited from selling products and services that compete with ours. We cannot be certain that we will be able to maintain our existing agreements or reach new agreements with additional systems integrators or other distribution partners on a timely basis or at all, or that our systems integrators and distribution partners will devote adequate resources to selling our products and services. If we are unable to expand our indirect sales operations, we may be unable to increase market awareness or sales of our products and services, which may prevent us from increasing or sustaining our revenues.

We work with other companies to develop products in our primary market or in complementary markets, which increases our reliance on others for generating revenues and may lead to disputes about ownership of intellectual property.

  We intend to establish strategic partnerships with industry-leading organizations in complementary markets to incorporate our networking technology into products or solutions sold by these organizations. We have not yet entered into any agreements of this type and may be unable to do so in the future on favorable terms, if at all. If we are able to enter into these agreements, we will likely be unable to control the amount and timing of resources our partners devote to developing products that incorporate our technology and the efforts they devote toward selling these products. If we are unable to enter into these agreements on favorable terms, or if these partners do not devote sufficient resources to developing and selling the products that incorporate our technology, our revenue growth will be lower than expected.

  Although we intend to retain all rights to our technology in these arrangements, we may be unable to negotiate the retention of these rights. Furthermore, disputes may arise over the ownership of technology developed as a result of these partnerships. These and other potential disagreements between us and these partners could lead to delays in the research, development or sale of products we are developing with them or more serious disputes, which may be costly to resolve. Disputes with partners who also serve as indirect distribution channels for our products could reduce our revenues from sales of our products in our traditional market, as well as in these complementary markets.

We use several key components for our products that are purchased from single or limited sources and we could lose sales if these sources fail to fulfill our needs.

  We currently work with third parties to manufacture our key proprietary application specific integrated circuits, which are custom designed circuits built to perform a specific function more rapidly than a general purpose microprocessor. These proprietary circuits are very complex and these third parties are our sole source suppliers for the specific types of application specific integrated circuits that they supply to us. We also have limited sources for the semiconductor chip that we use in our wireless Roam About solution. We do not carry significant inventories of these components and we do not have a long-term fixed price or minimum volume agreement with these suppliers. If we encounter future problems with these vendors, we likely would not be able to develop an alternate source in a timely manner. There are also several key components used in the manufacture of our products that are purchased from single or limited sources, and we are dependent upon supply from these sources to meet our needs. Our contract manufacturers may experience shortages and delays in obtaining these or other components in the future. If we are unable to purchase our critical components, particularly our application specific integrated circuits, at such times and in such volumes as our business requires, we will not be able to deliver our products and services to our customers in accordance with their schedule requirements. In addition, any delay in obtaining key components for new products under development could cause a significant delay in the initial launch of these products. Any delay in the launch of new products could harm our reputation and operating results.

  In addition, even if we are able to obtain these critical components in sufficient volume and on schedules that permit us to satisfy our delivery requirements, we have little control over their cost. Accordingly, the lack of alternative sources for these components may force us to pay higher prices for them. If we are unable to obtain these components from our current suppliers or others at economical prices, our margins could be adversely impacted unless we raise the prices of our products in a commensurate manner. Existing competitive conditions may not permit us to do so, in which case we may suffer increased losses or reduced profits.

We depend on a single contract manufacturer for providing substantially all of our manufacturing requirements, and a failure by this contract manufacturer would impair our ability to meet the demands of our customers.

  We do not have internal manufacturing capabilities. We outsource substantially all of our manufacturing to one company, Flextronics International, Ltd., which procures material on our behalf and provides comprehensive manufacturing services, including assembly, test, control and shipment to our customers. If we experience increased demand for our products, we will need to increase our manufacturing capacity with Flextronics or add additional contract manufacturers. Flextronics also builds products for other companies, and we cannot be certain that they will always have sufficient quantities of inventory and capacity available to fill orders placed by our customers or that they will allocate their internal resources to fill these orders on a timely basis. Further, qualifying a new contract manufacturer and commencing volume production is expensive and time consuming. The loss of our existing contract manufacturer or our failure to timely qualify a new contract manufacturer to meet anticipated demand increases could result in a significant interruption in the supply of our product. In this event, we could lose revenue and damage our customer relationships.

If we fail to accurately predict our manufacturing requirements, we could incur additional costs or experience manufacturing delays.

  We use a forward-looking forecast of anticipated product orders to determine our material requirements. If we overestimate our requirements, our contract manufacturer may have excess inventory, which would increase our costs. If we underestimate our requirements, our contract manufacturer may have an inadequate inventory, which could result in delays in delivery to our customers and recognition of revenue. In addition, the lead times for materials and components we order vary significantly and depend on factors such as the specific supplier, contract terms and demand for each component at a given time. For example, some of our application specific integrated circuits have a lead time of up to eight months.

Our customers and business partners may not recognize our new brands, which could adversely affect our sales and marketing efforts and cause our revenue to decline.

  Before the transformation of our business, we sold our products and services under the Cabletron name. We now sell our products and services under the names of our operating subsidiaries and are changing the trademarks and trade names under which we conduct our business to these names. We are also changing the names of some of our products. We believe that the sale of our products and services has significantly benefited from the use of the Cabletron brand name. Because we have previously marketed our products under the Cabletron name, our existing customers and business partners and investors generally may not recognize our new brands or the names of our products. We plan to incur significant sales and marketing expense to build new strong brand identities. The expenses we incur toward building our brands, however, will not result in immediate returns and it may be a long time before our customers and business partners recognize and make positive connections with our new brands. If we fail to promote our new brands and new product names successfully in local and international markets, our business may suffer.

Our limited ability to protect our intellectual property may hinder our ability to compete.

  We regard our products and technology as proprietary. We attempt to protect them through a combination of patents, copyrights, trademarks, trade secret laws, contractual restrictions on disclosure and other methods. These methods may not be sufficient to protect our proprietary rights. We also generally enter into confidentiality agreements with our employees, consultants and customers; and generally control access to and distribution of our documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise misappropriate and use our products or technology without authorization, particularly in foreign countries where the laws may not protect our proprietary rights to the same extent as do the laws of the United States, or to develop similar technology independently. We have in the past and may need to resort to litigation in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. This litigation could result in substantial costs and diversion of resources and could harm our business.

We may be subject to claims that our intellectual property infringes upon the proprietary rights of others, and a successful claim could harm our ability to sell and develop our products.

  We license technology from third parties and are continuing to develop and acquire additional intellectual property. Although we have not been involved in any material litigation relating to our intellectual property, we expect that participants in our markets will be increasingly subject to infringement claims. Third parties may try to claim our products infringe upon their intellectual property, in which case we would be forced to defend ourselves or our customers, manufacturers and suppliers against those claims. Any claim, whether meritorious or not, could be time consuming, result in costly litigation and/or require us to enter into royalty or licensing agreements. Although we carry general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed. In addition, any royalty or licensing agreements might not be available on terms acceptable to us or at all, in which case we would have to cease selling, incorporating or using the products that incorporate the challenged intellectual property and expend substantial amounts of resources to redesign our products. If we are forced to enter into unacceptable royalty or licensing agreements or to redesign our products, our business and prospects could suffer.

Our significant sales outside the United States subject us to increasing foreign political and economic risks, including foreign currency fluctuations.

  Our sales outside of the United States accounted for 42% in the fiscal year ended March 3, 2001, 35% in the fiscal year ended February 29, 2000 and 41% of our revenues in the fiscal year ended February 28, 1999. One of our principal growth strategies is to expand our presence in international markets both through increased international sales and strategic relationships. Consequently, we anticipate that sales outside of the United States will continue to account for a significant portion of our revenues in future periods. We often experience increased costs in international markets, which reduces our margins and profitability. Our international presence subjects us to international risks, including:

  .  foreign currency exchange fluctuations;

  .  political and economic instability;

  . delays in meeting customer commitments associated with managing an international distribution system;

  . increased time to collect receivables caused by slower payment practices in many international markets;

  . managing export licenses, tariffs and other regulatory issues pertaining to international trade;

  . increased effort and costs associated with the protection of our intellectual property in foreign countries;

  . natural disasters, political uncertainties and changing regulatory environments in foreign countries; and

  .  difficulties in hiring and managing employees in foreign countries.

  The sales of our products are denominated primarily in United States dollars. As a result, increases in the value of the United States dollar relative to foreign currencies could cause our products to become less competitive in international markets and could result in a reduction in sales and profitability. To the extent our prices or expenses are denominated in foreign currencies, we will be exposed to increased risks of currency fluctuations.

Our products are very complex and undetected defects may increase our costs and harm our reputation with our customers.

  Our networking products are extremely complex and must operate successfully with equally complex products of other vendors. Our products may contain undetected software or hardware errors when first introduced or as new upgrades are released. These errors may relate to the product itself or to its interoperability with other products in the network. The pressures we face to be the first to market new products increases the possibility that we will offer products in which we or our customers later discover errors. We have experienced new product and product upgrade errors in the past and expect similar problems in the future. These problems could result in our incurring significant warranty and repair costs and divert the attention of our engineering personnel from our product development efforts. If we are unable to fix these problems in a timely manner, we would likely experience loss of or delay in revenues and significant damage to our reputation and business prospects.

We have made and expect to make future acquisitions which involve numerous risks.

  We have supplemented and expect to supplement further our internal growth by acquiring complementary businesses, technologies or product lines. We recently acquired Indus River Networks, Inc. and Network Security Wizards, Inc. as part of our strategy to increase our presence in the market for virtual private networks and for network security. In the future, we may be unable to identify and acquire suitable candidates on reasonable terms, if at all. We compete for acquisition candidates with other companies that have substantially greater financial, management and other resources than we do. Acquisitions often involve significant transaction costs, and there may be substantial costs incurred in connection with potential acquisitions that are not successfully completed. If we do complete an acquisition, integrating newly acquired organizations and products and services is likely to be expensive, time consuming and a strain on our managerial resources. These acquisitions, particularly multiple acquisitions over a short period of time, involve a number of risks that may result in our failure to achieve the desired benefits of the transaction. These risks include, among others, the following:

  .  difficulties in assimilating the operations of the acquired businesses;

  .  potential disruption of our existing operations;

  .  an inability to integrate, train and retain key personnel;

  . diversion of management attention and employees from day-to-day operations;

  . an inability to incorporate, develop or market acquired technologies or products;

  . unexpected liabilities of the acquired business without sufficient indemnification;

  . operating inefficiencies associated with managing companies in different locations; and

  . impairment of relationships with employees, customers, suppliers and strategic partners.

  These acquisitions also may not generate sufficient revenues to offset increased expenses associated with the acquisition in the short term or at all.

  We may finance acquisitions by issuing shares of our common stock, which could dilute our existing stockholders. We may also use cash or incur debt to pay for these acquisitions. In addition, we may be required to expend substantial funds to develop acquired technologies to amortize significant amounts of goodwill and other intangible assets in connection with future acquisitions, which could adversely affect our operating results. In addition, from time to time, we have made, and expect to make in the future, acquisitions that resulted in in-process research and development expenses being charged in a particular quarter, which could adversely affect our operating results for that quarter.

Our ability to develop, market and support products depends upon retaining and attracting highly qualified individuals in our industry.

  Our future success depends to a significant extent on our continuing ability to identify, hire, train, assimilate and retain large numbers of highly qualified engineering, sales, marketing, managerial and support personnel. The demand for qualified personnel is high and competition for their services is intense. The competition for qualified employees in our industry is particularly intense in the New England area, where our principal operations are located. We have from time to time experienced, and we expect to continue to experience difficulty in hiring and retaining highly skilled employees with appropriate qualifications. The loss of the services of any of our key employees, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel, particularly engineers and sales personnel, could delay the development and introduction of our products, negatively impact our ability to sell them, and increase our costs of doing business.

We expect the average selling prices of our products to decrease over time, which may reduce our revenue and gross margins.

  Our industry has experienced erosion of average selling prices in recent years. We anticipate that the average selling prices of our products will decrease in the future in response to increased sales discounts and new product or technology introductions by us or our competitors. Our prices will also likely be affected adversely by downturns in regional or industry economies, such as the recent down turn in the United States economy. We also expect our gross margins may be affected adversely by increases in material or labor costs and an increasing reliance on third party distribution channels. If we are unable to achieve sufficient cost reductions and increases in sales volumes, any decline in average selling prices will reduce our revenues and gross margins.

If our products do not comply with complex governmental regulations and evolving industry standards, our products may not be widely accepted, which may prevent us from sustaining our revenues or achieving profitability.


  The market for network communications equipment is characterized by the need to support industry standards as different standards emerge, evolve and achieve acceptance. To be competitive, we must continually introduce new products and product enhancements that meet these emerging standards. In the past, we have had to delay the introduction of new products to comply with third party standards testing. We may be unable to address compatibility and interoperability issues that arise from technological changes and evolving industry standards. We also may devote significant resources developing products designed to meet standards that are not widely adopted. In the United States, our products must comply with various governmental regulations and industry regulations and standards, including those defined by the Federal Communications Commission, Underwriters Laboratories and Networking Equipment Building Standards. Internationally, our products are required to comply with standards or obtain certifications established by telecommunications authorities in various countries and with recommendations of the International Telecommunications Union. If we do not comply with existing or evolving industry standards, fail to anticipate correctly which standards will be widely adopted or fail to obtain timely domestic or foreign regulatory approvals or certificates, we will be unable to sell our products where these standards or regulations apply, which may prevent us from sustaining our revenues or achieving profitability.

  The United States government requires that network equipment providers satisfy certain performance requirements before they are permitted to sell to the government. We have not yet satisfied these requirements, although at least one of our competitors has satisfied the requirements. Other governments or industries may establish similar performance requirements or tests that we may be unable to satisfy. If we are unable to satisfy the performance or other requirements of the United States government or other industries that establish them, our revenue growth may be lower than expected.

  Because Cisco maintains a leadership position in selling network communications equipment products, they may have the ability to establish de facto standards within the industry. Any actions by Cisco or any other industry leaders that diminish compliance by our products with industry or de facto standards, or the ability of our products to interoperate with other networking products, would be damaging to our reputation and our ability to generate revenue.

 New Accounting Pronouncements

  In December 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position (SOP) 98-9, "Modification of Software Revenue Recognition" which requires recognition of revenue using specific methods and amends SOP 98-4 (Deferral of the Effective Date of a Provision of SOP 97-2) and amends certain paragraphs of SOP 97-2. The Company adopted SOP 98-9 for its year ended February 29, 2000. The adoption of SOP 98-9 did not have a material impact on the Company's results of operations in the year ended February 29, 2000.

  In June 1998, the FASB issued Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) which requires companies to record derivative instruments on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company adopted SFAS 133 in the first quarter of fiscal 2002, which did not have a material effect on the Company's results of operations or financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The following discussion about the Company's market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. The Company is exposed to market risk primarily related to changes in interest rates and foreign currency exchange rates. The Company's hedging activity is intended to offset the impact of currency fluctuations on certain nonfunctional currency assets and liabilities.

  The Company holds minority equity investments in various public and private companies. The publicly traded equities are subject to market volatility, are classified as available for sale and are recorded on the balance sheet at fair value. Many of the private investments are early stage companies which are highly illiquid and inherently risky, thus the Company could lose its entire investment.

  At March 3, 2001, the Company held approximately 10.5 million shares of common stock of Efficient Networks, which it received as consideration for the sale of its FlowPoint subsidiary on December 18, 1999. As of March 3, 2001, the Company determined that in accordance with SFAS 115, the Efficient shares had experienced an other than temporary decline in value. The Company recognized a reduction in value of the Efficient investment of $487.9 million based on the expected realizable value of $23.50 per share, which represents the Siemens tender offer price. There was an associated reduction in the deferred gain of $111.4 million, which resulted in pre-tax net other expense of $376.5 million. The Company also recorded other than temporary declines on five other publicly traded equity securities which resulted in pre-tax net other expense of approximately $18.0 million. On March 29, 2001, the Company liquidated its holdings of Efficient common stock in a tender offer by Siemens AG ("Siemens"). The Company's financial statements as of March 3, 2001 valued the Company's interest in Efficient at approximately the same price as the tender offer. At March 3, 2001, the Company's fair value holdings of Efficient stock totaled $242.7 million and represented 13.1% of total assets.

  Interest Rate Sensitivity. The Company maintains an investment portfolio consisting partly of debt securities of various issuers, types and maturities. The securities that the Company classifies as held-to-maturity are recorded on the balance sheet at amortized cost, which approximates market value. Unrealized gains or losses associated with these securities are not material. The securities that the Company classifies as available-for-sale are recorded on the balance sheet at fair market value with unrealized gains or losses reported as part of accumulated other comprehensive income, net of tax as a component of stockholders' equity. A hypothetical 50 or 100 basis point increase in interest rates would result in an approximate $1.0 million or $3.5 million decrease, respectively (approximately 0.25 percent or 0.9 percent, respectively) in the fair market value of the securities. The Company has the ability to hold its fixed income investments until maturity, and therefore the Company does not expect its operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on its securities portfolio.

  Foreign Currency Exchange Risk. The Company, as a result of its global operating and financial activities, is exposed to changes in foreign currency exchange rates which may adversely affect its results of operations and financial position. In order to minimize the potential adverse impact, the Company uses foreign currency forward and option contracts to hedge the currency risk inherent in global operations. The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments. Gains and losses on the contracts are largely offset by gains and losses on the underlying assets and liabilities. At March 3, 2001, the Company had purchased forwards with a notional value of approximately $9.2 million and options with a notional value of approximately $5.0 million. A hypothetical 10 percent appreciation or depreciation of the U.S. Dollar from March 3, 2001 market rates would not result in a material decrease in fair market value, earnings or cash flows. Also, any gains or losses on the contracts are largely offset by the gains or losses on the underlying transactions and consequently a sudden or significant change in foreign exchange rates would not have a material impact on future net income or cash flows.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Cabletron Systems, Inc.:

  We have audited the accompanying consolidated balance sheets of Cabletron Systems, Inc. and subsidiaries as of March 3, 2001 and February 29, 2000, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders' equity, and cash flows for each of the years in the three-year period ended March 3, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cabletron Systems, Inc. and subsidiaries as of March 3, 2001 and February 29, 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended March 3, 2001, in conformity with accounting principles generally accepted in the United States of America.

Boston, Massachusetts
April 12, 2001 except for the first paragraph of Note 16, which is as of May 23, 2001

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                            CABLETRON SYSTEMS, INC.

                          CONSOLIDATED BALANCE SHEETS

                      March 3, 2001 and February 29, 2000

                                                             2001        2000
                                                          ----------  ----------
                                                          (In thousands, except
                                                           per share amounts)
                         Assets
Current assets:
 Cash and cash equivalents..............................  $  354,543  $  350,980
 Investments............................................     428,173     221,981
 Accounts receivable, net of allowance for doubtful
  accounts ($30,559 and $21,684 in 2001 and 2000,
  respectively).........................................     210,862     228,372
 Inventories............................................      98,183      85,016
 Deferred income taxes..................................     139,340      82,813
 Prepaid expenses and other assets......................      91,065      38,211
                                                          ----------  ----------
 Total current assets...................................   1,322,166   1,007,373
                                                          ----------  ----------
Investments.............................................     302,370   1,903,858
Property, plant and equipment, net......................      91,271     124,992
Intangible assets, net..................................     196,302     130,284
                                                          ----------  ----------
 Total assets...........................................  $1,912,109  $3,166,507
                                                          ==========  ==========
          Liabilities and Stockholders' Equity
Current liabilities:
 Accounts payable.......................................  $   91,351  $   89,453
 Accrued expenses.......................................     105,243     132,701
 Deferred revenue.......................................     112,096     119,011
 Deferred gain..........................................      60,769     189,862
 Income taxes payable...................................      51,394      28,178
                                                          ----------  ----------
 Total current liabilities..............................     420,853     559,205
Deferred income taxes...................................      57,065     459,863
                                                          ----------  ----------
 Total liabilities......................................     477,918   1,019,068
                                                          ----------  ----------
Minority interest.......................................      34,567         --
Redeemable convertible preferred stock, $1.00 par value,
 65 shares of Series A, 25 shares of Series B and 45
 shares of Series C were designated, issued and
 outstanding at March 3, 2001 (aggregate liquidation
 preference of Series A and B, 65 and 25,
 respectively)..........................................     109,589         --
Commitments and contingencies
Stockholders' equity:
 Undesignated preferred stock, $1.00 par value.
  Authorized 1,859 shares...............................         --          --
 Common stock, $0.01 par value. Authorized 450,000
  shares; issued 190,611 and 183,585 shares,
  respectively..........................................       1,906       1,836
 Additional paid-in capital.............................     990,157     630,155
 Retained earnings......................................     371,857   1,000,758
 Unearned stock-based compensation......................     (16,673)        --
 Treasury stock, at cost (2,100 shares at March 3,
  2001).................................................     (56,479)        --
                                                          ----------  ----------
                                                           1,290,768   1,632,749
 Accumulated other comprehensive income.................        (733)    514,690
                                                          ----------  ----------
 Total stockholders' equity.............................   1,290,035   2,147,439
                                                          ----------  ----------
 Total liabilities and stockholders' equity.............  $1,912,109  $3,166,507
                                                          ==========  ==========

          See accompanying notes to consolidated financial statements.

                            CABLETRON SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

       Years ended March 3, 2001, February 29, 2000 and February 28, 1999

                                                2001        2000        1999
                                             ----------  ----------  ----------
                                             (In thousands, except per share
                                                         amounts)
Net revenues...............................  $1,071,453  $1,459,593  $1,411,279
Cost of revenues (excludes stock-based
 compensation of $102 for the year ended
 March 3, 2001)............................     558,350     803,820     811,350
                                             ----------  ----------  ----------
    Gross margin...........................     513,103     655,773     599,929
Operating expenses:
  Research and development (excludes stock-
   based compensation of $1,758 for the
   year ended March 3, 2001)...............     146,134     184,614     210,393
  Selling, general and administrative
   (excludes stock-based compensation of
   $3,120 for the year ended March 3,
   2001)...................................     471,743     414,568     435,824
  Amortization of intangible assets........      37,280      41,270      27,978
  Stock-based compensation.................       4,980         --          --
  Special charges..........................      51,150      21,096     217,350
                                             ----------  ----------  ----------
    Loss from operations...................    (198,184)     (5,775)   (291,616)
Interest income, net.......................      35,179      18,587      15,089
Other income (expense), net................    (541,127)    746,209         --
Minority interest..........................         166         --          --
                                             ----------  ----------  ----------
    Income (loss) before income taxes......    (703,966)    759,021    (276,527)
Income tax expense (benefit)...............     (97,963)    294,750     (31,136)
                                             ----------  ----------  ----------
    Net income (loss)......................    (606,003)    464,271    (245,391)
Dividend effect of beneficial conversion
 feature to Series A and Series B Preferred
 Stockholders..............................     (16,854)        --          --
Accretive Dividend of Series A and Series B
 Preferred Shares..........................      (6,044)        --          --
                                             ----------  ----------  ----------
    Net income (loss) attributable to
     common shareholders...................  $ (628,901) $  464,271  $ (245,391)
                                             ==========  ==========  ==========
Net income (loss) per common share:
  Basic....................................  $    (3.40) $     2.62  $    (1.47)
                                             ==========  ==========  ==========
  Diluted..................................  $    (3.40) $     2.46  $    (1.47)
                                             ==========  ==========  ==========
Weighted-average number of common shares
 outstanding:
  Basic....................................     184,770     177,541     167,432
                                             ==========  ==========  ==========
  Diluted..................................     184,770     188,618     167,432
                                             ==========  ==========  ==========

          See accompanying notes to consolidated financial statements.

                            CABLETRON SYSTEMS, INC.

     CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
                             STOCKHOLDERS' EQUITY

      Years ended March 3, 2001, February 29, 2000 and February 28, 1999

                                                                      Stockholders' equity
                                   -------------------------------------------------------------------------------------------
                      Redeemable
                      convertible
                       preferred                                                                    Accumulated
                         stock        Common stock    Additional               Unearned                other         Total
                     ------------- ------------------  paid-in    Retained   stock-based  Treasury comprehensive stockholders'
                     Shares Amount   Shares    Stock   capital    earnings   compensation  stock      income        equity
                     ------ ------ ----------- ------ ---------- ----------  ------------ -------- ------------- -------------
                                                     (In thousands, except number of shares)
Balance at February
28, 1998...........   --     $--   158,266,994 $1,583  $300,834  $  781,878      --         --       $    780     $1,085,075
                      ---    ----  ----------- ------  --------  ----------      ---        ---      --------     ----------
Comprehensive
income (loss):
 Net loss..........   --      --           --     --        --     (245,391)     --         --            --        (245,391)
 Other
 comprehensive
 income:
 Unrealized
 gain/(loss) on
 available-for-
 sale securities...   --      --           --     --        --          --       --         --          1,186          1,186
 Effect of foreign
 currency
 translation.......   --      --           --     --        --          --       --         --         (1,574)        (1,574)
                                                                                                     --------     ----------
   Total
   comprehensive
   income..........                                                                                      (388)      (245,779)
Exercise of options
for shares of
common stock.......   --      --       497,696      5     2,761         --       --         --            --           2,766
Issuance of common
stock for purchased
acquisitions.......   --      --    12,757,395    127   239,621         --       --         --            --         239,748
Issuance of common
stock for minority
interests..........   --      --        89,921      1     1,117         --       --         --            --           1,118
Tax benefit for
options exercised..   --      --           --     --      1,521         --       --         --            --           1,521
Issuance of shares
under employee
stock purchase
plan...............   --      --       572,087      6     5,378         --       --         --            --           5,384
                      ---    ----  ----------- ------  --------  ----------      ---        ---      --------     ----------
Balance at February
28, 1999...........   --     $--   172,184,093  1,722   551,232     536,487      --         --            392      1,089,833
                      ---    ----  ----------- ------  --------  ----------      ---        ---      --------     ----------
Comprehensive
income (loss):
 Net income........   --      --           --     --        --      464,271      --         --            --         464,271
 Other
 comprehensive
 income:
 Unrealized
 gain/(loss) on
 available-for-sale
 securities........   --      --           --     --        --          --       --         --        539,571        539,571
 Effect of foreign
 currency
 translation.......                        --     --        --          --       --         --         (1,041)        (1,041)
 Reclassification
 adjustment for
 gains on available
 for sale
 securities
 included in net
 income (net of
 tax)..............   --      --           --     --        --          --       --         --        (24,232)       (24,232)
                                                                                                     --------     ----------
   Total
   comprehensive
   income..........                                                                                   514,298        978,569
Exercise of options
for shares of
common stock.......   --      --     4,158,603     42    44,265         --       --         --            --          44,307
Issuance of common
stock for purchased
acquisitions.......   --      --     6,198,779     62    10,233         --       --         --            --          10,295
Tax benefit for
options exercised..   --      --           --     --     16,612         --       --         --            --          16,612
Issuance of shares
under employee
stock purchase
plan...............   --      --     1,043,962     10     7,813         --       --         --            --           7,823
                      ---    ----  ----------- ------  --------  ----------      ---        ---      --------     ----------
Balance at February
29, 2000...........   --     $--   183,585,437  1,836   630,155   1,000,758      --         --        514,690      2,147,439
                      ---    ----  ----------- ------  --------  ----------      ---        ---      --------     ----------

         See accompanying notes to consolidated financial statements.

                            CABLETRON SYSTEMS, INC.

       CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
                     AND STOCKHOLDERS' EQUITY--(Continued)

      Years ended March 3, 2001, February 29, 2000 and February 28, 1999

                                                                       Stockholders' equity
                                     --------------------------------------------------------------------------------------------
                       Redeemable
                      convertible                                                                      Accumulated
                    preferred stock     Common Stock     Additional              Unearned                 other         Total
                    ---------------- -------------------  paid-in   Retained   stock-based  Treasury  comprehensive stockholders'
                    Shares   Amount    Shares     Stock   capital   earnings   compensation  stock       income        equity
                    ------- -------- -----------  ------ ---------- ---------  ------------ --------  ------------- -------------
                                                     (In thousands, except number of shares)
Comprehensive
income (loss):
 Net loss.........      --  $    --          --   $  --   $    --   $(606,003)   $    --    $    --     $     --     $  (606,003)
 Other
 comprehensive
 income:
 Unrealized loss
 on available-for-
 sale securities,
 net of tax.......      --       --          --      --        --         --          --         --      (752,232)      (752,232)
 Effect of foreign
 currency
 translation......      --       --          --      --        --         --          --         --           653            653
 Reclassification
 adjustment for
 gains on
 available-for-
 sale securities
 included in net
 income (net of
 tax).............      --       --          --      --        --         --          --         --       236,156        236,156
                                                                                                        ---------    -----------
  Total
  comprehensive
  income..........                                                                                       (515,423)    (1,121,425)
Exercise of
options and
warrants for
shares of common
stock.............      --       --    2,111,000      21    19,982        --          --         --           --          20,003
Issuance of
subsidiary
preferred stock...      --       --          --      --     13,720        --          --         --           --          13,720
Issuance of common
stock in
connection with
purchased
acquisitions......      --       --    4,009,139      40   139,173        --       (5,519)       --           --         133,694
Tax benefit for
options
exercised.........      --       --          --      --    (13,954)       --          --         --           --         (13,954)
Issuance of shares
under employee
stock purchase
plan..............      --       --      906,000       9    13,439        --          --         --           --          13,448
Issuance of stock
purchase rights...      --       --          --      --      7,173        --          --         --           --           7,173
Issuance of class
A and class B
warrants..........      --       --          --      --      3,400        --          --         --           --           3,400
Options issued in
connection with
purchased
acquisitions......      --       --          --      --     13,824        --       (2,935)       --           --          10,889
Issuance of Series
A and Series B
preferred stock
and beneficial
conversion........   90,000   68,000         --      --     16,854    (16,854)        --         --           --             --
Accretive dividend
of Series A and
Series B preferred
shares............      --     6,044         --      --        --      (6,044)        --         --           --          (6,044)
Issuance of Series
C preferred
stock.............   45,471   31,875         --      --        --         --          --         --           --             --
Issuance of
options and
warrants on Series
C preferred
stock.............      --     3,670         --      --        --         --          --         --           --             --
Purchase of
treasury stock....      --            (2,100,000)    --        --         --          --     (56,479)         --         (56,479)
Premium from sale
of put options....      --       --          --      --      4,934        --          --         --           --           4,934
Unearned stock-
based compensation
related to stock
option grants.....      --       --          --      --     11,099        --      (11,099)       --           --             --
Amortization of
unearned stock-
based
compensation......      --       --          --      --        --         --        2,880        --           --           2,880
Grants of options
to consultants....      --       --          --      --      2,100        --          --         --           --           2,100
Effect of
subsidiaries'
equity
transactions......      --       --          --      --    128,258        --          --         --           --         128,258
                    ------- -------- -----------  ------  --------  ---------    --------   --------    ---------    -----------
Balance at March
3, 2001...........  135,471 $109,589 188,511,576  $1,906  $990,157  $ 371,857    $(16,673)  $(56,479)   $    (733)   $ 1,290,035
                    ======= ======== ===========  ======  ========  =========    ========   ========    =========    ===========

                See accompanying notes to financial statements.

                            CABLETRON SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

       Years ended March 3, 2001, February 29, 2000 and February 28, 1999

                                                 2001       2000       1999
                                              ----------  ---------  ---------
                                                      (In thousands)
Cash flows from operating activities:
 Net income (loss)........................... $ (606,003) $ 464,271  $(245,391)
 Adjustments to reconcile net income (loss)
  to net cash provided by operating
  activities:
   Depreciation and amortization.............     72,982    123,466    114,679
   Provision for losses on accounts
    receivable...............................      8,875     (1,576)     2,240
   Deferred income taxes.....................   (113,483)   220,509     (6,475)
   Loss on disposals and impairment of
    property plant and equipment.............     29,941      9,458     18,351
   Stock-based compensation..................      4,980        --         --
   Purchased research and development from
    acquisitions.............................     25,600        --     217,350
   Tax benefit of options exercised..........    (13,954)    16,612      1,510
   Other non cash............................        --     (11,709)       --
   Net realized (gain) loss on sale of
    securities...............................     (9,004)   (51,984)       --
   Gain (loss) on sale of division...........    143,108   (657,727)       --
   Net non cash investment writedowns........    403,487        --         --
 Changes in assets and liabilities (net of
  effects of business acquisitions):
   Accounts receivable.......................      4,880    (12,543)    (9,059)
   Inventories...............................    (70,056)    96,979     88,682
   Prepaid expenses and other assets.........    (48,608)    29,044     (7,527)
   Accounts payable and accrued expenses.....    (38,690)     4,627    (88,992)
   Deferred revenue..........................     (7,034)    24,988        --
   Income taxes payable......................     23,216    (47,363)       --
                                              ----------  ---------  ---------
     Net cash (used in) provided by operating
      activities.............................   (189,763)   207,052     85,368
                                              ----------  ---------  ---------
Cash flows from investing activities:
 Capital expenditures........................    (35,277)   (44,373)   (44,773)
 Cash paid for business acquisitions, net....    (12,812)       --     (32,193)
 Proceeds from sale of fixed assets..........         65      6,680     24,531
 Outsourcing of manufacturing................     (7,682)    78,613        --
 Purchase of available-for-sale securities... (1,106,545)  (392,130)  (101,331)
 Purchase of held-to-maturity securities.....   (113,785)  (302,168)  (121,740)
 Proceeds received from written call
  options....................................     14,001        --         --
 Sales/maturities of marketable securities...  1,215,603    586,048    135,648
                                              ----------  ---------  ---------
     Net cash provided by (used in) investing
      activities.............................    (46,432)   (67,330)  (139,858)
                                              ----------  ---------  ---------
Cash flows from financing activities:
 Common stock issued to employee stock
  purchase plans.............................     13,439      7,823      5,384
 Proceeds from sale of common stock put
  options....................................      4,934        --         --
 Proceeds from issuance of preferred stock,
  warrants and stock purchase rights.........     87,750        --         --
 Proceeds from issuance of subsidiary shares
  and exercise of stock purchase rights......    169,410
 Repurchase of common stock..................    (56,479)       --         --
 Proceeds from exercise of stock options.....     19,982     44,307      2,766
                                              ----------  ---------  ---------
     Net cash provided by financing
      activities.............................    239,036     52,130      8,150
                                              ----------  ---------  ---------
Effect of exchange rate changes on cash......        722       (294)    (1,316)
Net increase (decrease) in cash and cash
 equivalents.................................      3,563    191,558    (47,656)
Cash and cash equivalents at beginning of
 year........................................    350,980    159,422    207,078
                                              ----------  ---------  ---------
Cash and cash equivalents at end of year..... $  354,543  $ 350,980  $ 159,422
                                              ==========  =========  =========
Supplemental disclosures of cash flow
 information:
 Cash paid (refunds received) during year
  for income taxes........................... $    3,502  $  (5,349) $ (28,706)
Non-cash investing and financing activities:
 Accretive dividend of Series A and Series B
  Preferred Shares...........................     (6,044)       --         --
 Dividend effect of beneficial conversion
  feature to Series A and Series B preferred
  shareholders...............................    (16,854)

         See accompanying notes to consolidated financial statements.

                            CABLETRON SYSTEMS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            March 3, 2001, February 29, 2000 and February 28, 1999

(1) Business Operations

  Cabletron Systems, Inc. (the "Company" or "Cabletron") is a holding company that conducts its operations through four subsidiaries in the telecommunications and networking industry: Enterasys Networks, Inc. ("Enterasys"), Riverstone Networks, Inc. ("Riverstone"), Aprisma Management Technologies, Inc. ("Aprisma") and GlobalNetwork Technology Services, Inc. ("GNTS") and (collectively referred to as, the "Operating Subsidiaries"). In February 2000, Cabletron announced its plans to establish these four subsidiaries as part of an effort to improve its strategic focus and better capitalize on market opportunities.

  Through the Operating Subsidiaries, Cabletron provides network communication solutions to customers in the United States, Europe, Pacific Rim and other industrialized areas of the world. Aprisma develops, markets and supports a family of scalable, configurable software solutions that enable the effective monitoring and management of multiple elements underlying network communications infrastructure. Enterasys designs, develops, markets and supports comprehensive network communications solutions for enterprises. GNTS provides network infrastructure, infrastructure management services, security and outsourced managed service solutions to assist clients in assessing, designing, implementing, managing and optimizing their networks. Riverstone provides metropolitan area Internet infrastructure solutions that enable service providers to deliver advanced applications and value-added services to their customers.

(2) Summary of Significant Accounting Policies

 (a) Principles of Consolidation

  The consolidated financial statements include the accounts the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

 (b) Fiscal Year-End

  Prior to March 1, 2000, the Company's fiscal year ended on the last calendar day of February. Effective March 1, 2000, the Company has changed its year-end to a 52-53 week fiscal year ending on the Saturday closest to the last calendar day in February. This change did not have a significant effect on the consolidated financial results.

 (c) Cash and Cash Equivalents

  Cash and cash equivalents consist of all highly liquid investments with a maturity of 90 days or less.

 (d) Investments

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

  The Company also has certain other minority investments in nonpublicly traded companies. These investments are included in long-term investments on the Company's balance sheet and are carried at cost. The

                            CABLETRON SYSTEMS, INC.

            March 3, 2001, February 29, 2000 and February 28, 1999

Company monitors these investments for impairment and makes appropriate reductions in carrying values when necessary.

 (e) Inventories

  Inventories are stated at the lower of cost or market. Costs are determined at standard which approximates the first-in, first-out ("FIFO") method.

 (f) Property, Plant and Equipment

  Property, plant and equipment are stated at cost. Depreciation is provided on a straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the lives of the related assets or the term of the lease. Repairs and maintenance costs are expensed as incurred.

 (g) Intangible Assets

  Intangible assets consist of goodwill and other intangible assets acquired in business combinations recorded at cost less accumulated amortization. Amortization of these intangible assets is provided on a straight-line basis over the respective useful lives which range from three to ten years.

 (h) Accounting for Impairment of Long-Lived Assets

  The Company assesses the need to record impairment losses on long-lived assets used in operations quarterly or when changes in facts and circumstances indicate that the carrying amount of an asset may not be recoverable. Also, on an on-going basis, management reviews the value and period of amortization or depreciation of long-lived assets, including goodwill and other intangible assets. Management then determines whether there has been a permanent impairment of the value of long-lived assets based upon an evaluation of undiscounted projected cash flows. It is reasonably possible that the impairment factors evaluated by management will change in subsequent periods, given that the Company operates in a volatile business environment. This could result in material impairment charges in future periods.

 (i) Advertising Costs

  The Company expenses advertising costs as incurred.

 (j) Research and Development Costs and Software Costs

  Expenditures that are related to the development of new products, including significant improvements and refinements to existing products and the development of software are expensed as incurred, unless they are required to be capitalized. Software development costs are required to be capitalized beginning when a product's technological feasibility has been established, and ending when a product is available for general release to customers. The Company's current process for developing software is essentially completed concurrently with the establishment of technological feasibility; accordingly, no costs have been capitalized to date.

                            CABLETRON SYSTEMS, INC.

            March 3, 2001, February 29, 2000 and February 28, 1999

  At the date of acquisition or investment, the Company evaluates the components of the purchase price of each acquisition or investment to identify amounts allocable to in-process research and development. Upon completion of acquisition accounting and valuation such amounts are charged to expense if technological feasibility had not been reached at the acquisition date.

 (k) Stock-Based Compensation Plans

  As permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), the Company measures compensation cost in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"), and related interpretations. Accordingly, no accounting recognition is given to stock options granted to employees of the Company at fair market value until they are exercised. Upon exercise, net proceeds, including income tax benefits realized, are credited to equity. The pro forma impact on earnings, based on the fair value of options and shares granted, has been disclosed in the notes to the consolidated financial statements as required by SFAS 123. For fixed awards issued below fair market value with pro-rata vesting, the Company utilizes straight-line amortization over the vesting period for up to four years. Equity instruments issued to non-employees are accounted for in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force Abstract No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services ("EITF 96-18").

 (l) Income Taxes

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

  The Company has reinvested earnings of its foreign subsidiaries and, therefore has not provided for income taxes that could result from the remittance of such earnings. The unremitted earnings at March 3, 2001 and February 29, 2000 amounted to approximately $202.7 million and $184.6 million, respectively. Furthermore, any taxes paid to foreign governments on those earnings may be used, in whole or in part, as credits against U.S. tax on any dividends distributed from such earnings. It is not practicable to estimate the amount of unrecognized deferred U.S. taxes on these undistributed earnings.

 (m) Net Income (Loss) Per Share

  Basic net income (loss) per common share is computed by dividing net income
(loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income (loss) per common share is computed by dividing net income (loss) to common shareholders by the weighted average number of common shares and all dilutive securities outstanding.

 (n) Foreign Currency Translation and Transaction Gains and Losses

  The Company's international revenues are denominated in either U.S. dollars or local currencies. For those international subsidiaries which use their local currency as their functional currency, assets and liabilities are

                            CABLETRON SYSTEMS, INC.

            March 3, 2001, February 29, 2000 and February 28, 1999

translated at exchange rates in effect at the balance sheet date and income and expense accounts at average exchange rates during the year. Resulting translation adjustments are reported in accumulated other comprehensive income, a component of stockholders' equity. Where the U.S. dollar is the functional currency, amounts are recorded at the exchange rates in effect at the time of the transaction, any resulting translation adjustments, which were not material, are recorded in income.

 (o) Revenue Recognition

  The Company generally recognizes revenue upon shipment of products, provided that there is no uncertainty of customer acceptance, persuasive evidence of an arrangement exists, the sales price is fixed and determinable and collectibility is deemed probable. If uncertainties exist, revenue is recognized when these uncertainties are resolved. The Company defers revenue from service and maintenance contracts and recognizes those revenues ratably over the period the services are performed, typically twelve months or less. The Company accrues estimated sales returns and allowances at the time of shipment based on contractual rights and historical experience. The Company recognizes software license revenue upon the delivery of the software provided that there are no uncertainties relating to customer acceptance, the fee is fixed and determinable and collection of the resulting receivable is probable. In some instances, customers receive financing for the purchase of the Company's or its subsidiaries' equipment from third party leasing organizations and the Company guarantees the payments of those customers. The Company defers a portion of the related revenue based on the consideration of risk of loss. The Company accrues warranty costs based on its experience.

 (p) Reclassifications

  Certain prior year balances have been reclassified to conform to the current year presentation.

 (q) Derivatives

  The Company utilizes derivative financial instruments to reduce foreign currency exchange risks. The Company enters into foreign exchange forward and option contracts to minimize the impact of foreign currency fluctuations on assets and liabilities denominated in currencies other than the functional currency of the reporting entity. All foreign exchange forward and option contracts are designated as a hedge and are highly inversely correlated to the hedged item as required by accounting principles generally accepted in the United States of America. Gains and losses on the contracts are reflected in operating results and offset foreign exchange gains or losses from the revaluation of inter-company balances or other current assets and liabilities denominated in currencies other than the functional currency of the reporting entity. Gains and losses on the contracts are calculated using published foreign exchange rates to determine fair value. The gain or loss that results from the early termination of a contract is reflected in operating results.

 (r) Use of Estimates

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

                            CABLETRON SYSTEMS, INC.

            March 3, 2001, February 29, 2000 and February 28, 1999

 (s) New Accounting Pronouncements

  In June 1998, the FASB issued Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), that establishes accounting and reporting requirements for derivative instruments and for hedging activities. SFAS 133 requires companies to recognize all derivatives as either assets or liabilities in the statement of financial position at fair value.

  In June 1999, the FASB issued Financial Accounting Standards Board Statement No. 137, Accounting for Derivative Instruments and Hedging Activities-- Deferral of the Effective Date of FASB Statement No. 133 ("SFAS 137") which delayed the effective date of SFAS 133 by one year to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued Financial Accounting Standards Board Statement No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities--an amendment of FASB Statement No. 133 ("SFAS 138"), which will be adopted concurrently with SFAS 133. SFAS 138 amends the accounting and reporting standards of SFAS 133 for certain derivative instruments and hedging activities and incorporates decisions made by the FASB related to the Derivatives Implementation Group process. The Company adopted SFAS 133 in the first quarter of fiscal 2002 without a material effect on the Company's operations or financial position.

 (t) Issuance of Subsidiary Stock

  At the time a subsidiary sells its stock to unrelated parties at a price in excess of its book value, the Company's net investment in that subsidiary increases. The increase is reflected in "effect of subsidiaries' equity transactions" in the Company's Consolidated Statements of Stockholders' Equity. The Company does not recognize gains on issuance of stock by a subsidiary if a planned spin-off of the subsidiary to the Company's shareholders will not be expected to result in realization of the gain by the Company.

 (u) Minority Interests

  Minority interests primarily represents the common ownership of Riverstone not held by the Company as a result of Riverstone's initial public offering ("IPO"). Also reflected is the proportionate share of certain investments in the Company's subsidiaries held by third parties.

(3) Segment and Geographical Information

  Statement of Financial Accounting Standards Board Statement No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131") establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports. SFAS 131 also establishes standards or related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker ("CODM") in making decisions concerning how to allocate resources and assess performance. The Company's CODM, is the Chief Executive Officer.

  The Company and its Operating Subsidiaries provide a broad line of products and services for the computer networking industry. Substantially all revenues result from the sale of hardware and software products, and professional services such as training, consulting, installation, and maintenance. The Company's CODM reviews the Company's financial results based on the respective businesses of the Operating Subsidiaries. Reflected in the "Other" category are the Company's operating results from the non-core legacy products as well as other

                            CABLETRON SYSTEMS, INC.

            March 3, 2001, February 29, 2000 and February 28, 1999

corporate costs including amortization of intangible assets, restructuring costs and in process research and development expenses. Operating income
(loss), at the subsidiary level, excludes stock-based compensation charges resulting from subsidiary stock options issued to non-subsidiary employees which are eliminated in the consolidated results of the Company. Expense related to subsidiary stock options granted to consultants and stock options granted with exercise prices below fair market value on the date of grant, which are included in the results of Cabletron, are recorded in the reconciliation of income (loss) before income taxes. The Other geographic region includes Canada and Latin American countries. All revenue amounts are based on product shipment destination.

  The financial information disclosed herein materially represents all of the financial information related to the Company's principal operating segments. No one foreign country accounts for greater than 10% of total revenues. Long-lived assets consist primarily of the net book value of property and equipment and long-term investments. Transactions between separate segments are recorded, based on established agreements. These transactions are eliminated in consolidation.

                            CABLETRON SYSTEMS, INC.

            March 3, 2001, February 29, 2000 and February 28, 1999


  Certain costs of service are charged to the operating subsidiaries by Cabletron based on level of usage and other reasonable basis.

                                                2001       2000       1999
                                             ----------  ---------  ---------
                                                     (In thousands)
   Revenues to unaffiliated customers
    (trade):
     Enterasys.............................. $  790,128    642,540    625,067
     Riverstone.............................     94,897     23,077      3,284
     Aprisma................................     66,549     52,266     44,391
     GNTS...................................     47,817     26,768     21,656
     Other..................................     72,062    714,942    716,881
                                             ----------  ---------  ---------
       Total trade revenues................. $1,071,453  1,459,593  1,411,279
                                             ==========  =========  =========
   Revenues to related entities:
     Enterasys.............................. $    3,115        --         --
     Riverstone.............................      3,361        --         --
     Aprisma................................      7,522        --         --
     GNTS...................................        514        --         --
     Other..................................        --         --         --
                                             ----------  ---------  ---------
       Total intercompany revenues.......... $   14,512        --         --
                                             ==========  =========  =========
   Total segment revenues:
     Enterasys.............................. $  793,243    642,540    625,067
     Riverstone.............................     98,258     23,077      3,284
     Aprisma................................     74,071     52,266     44,391
     GNTS...................................     48,331     26,768     21,656
     Other..................................     72,062    714,942    716,881
                                             ----------  ---------  ---------
       Total revenues before eliminations...  1,085,965  1,459,593  1,411,279
   Eliminations.............................    (14,512)       --         --
                                             ----------  ---------  ---------
       Total revenues....................... $1,071,453  1,459,593  1,411,279
                                             ==========  =========  =========
   Segment income (loss) from operations:
     Enterasys.............................. $   59,548    (37,772)   (65,402)
     Riverstone.............................    (36,789)   (37,404)   (34,585)
     Aprisma................................     (9,707)    (9,994)    (8,188)
     GNTS...................................    (20,318)   (14,346)    (4,579)
     Other..................................    (97,508)   156,107     66,466
                                             ----------  ---------  ---------
       Total segment income (loss) from
        operations.......................... $ (104,774)    56,591    (46,288)
   Reconciliation:
     Amortization of intangible assets...... $  (37,280)   (41,270)   (27,978)
     Stock-based compensation...............     (4,980)       --         --
     Special charges........................    (51,150)   (21,096)  (217,350)
     Interest income, net...................     35,179     18,587     15,089
     Other income (expense), net............   (541,127)   746,209        --
     Minority interest......................        166        --         --
                                             ----------  ---------  ---------
       Income (loss) before income taxes.... $ (703,966)   759,021   (276,527)
                                             ==========  =========  =========

                            CABLETRON SYSTEMS, INC.

            March 3, 2001, February 29, 2000 and February 28, 1999


  Compensation charges resulting from stock options issued to non-subsidiary employees which were eliminated in consolidation were:

                                                2001
                                           --------------
                                           (In thousands)
            Enterasys.....................    $ 8,369
            Riverstone....................     27,798
            Aprisma.......................      4,226
            GNTS..........................      4,603
                                              -------
              Total.......................    $44,996

  Total net revenues by geography were:

                                                  2001        2000       1999
                                               ---------- ------------ ---------
                                                        (In thousands)
   Revenues by geographic area:
     United States............................ $  620,589    951,319     829,381
     Europe...................................    231,994    342,226     430,283
     Pac Rim..................................    127,129    116,417     114,174
     Other....................................     91,741     49,631      37,441
                                               ----------  ---------   ---------
       Total net revenues..................... $1,071,453  1,459,593   1,411,279
                                               ==========  =========   =========
                                                March 3,  February 29,
                                                  2001        2000
                                               ---------- ------------
   Assets by segment were:
     Enterasys................................ $  745,570    376,347
     Riverstone...............................    264,043     33,248
     Aprisma..................................     88,843     12,059
     GNTS.....................................     80,333      7,292
     Other....................................    733,320  2,737,561
                                               ----------  ---------
       Total assets........................... $1,912,109  3,166,507
                                               ==========  =========
   Long-lived assets by geography were:
     United States............................ $  379,855  2,007,273
     Europe...................................      7,826     15,560
     Pac Rim..................................      2,799      3,784
     Other....................................      3,161      2,233
                                               ----------  ---------
       Total long-lived assets................ $  393,641  2,028,850
                                               ==========  =========

(4) Business Combinations

 Acquisitions

  All business acquisitions during the three-year period ending March 3, 2001 have been accounted for using the purchase method. The Company's consolidated results of operations include the operating results of the acquired companies from their acquisition dates. Acquired assets and liabilities were recorded at their estimated fair market values at the acquisition date and the aggregate purchase price plus costs directly attributable to the completion of acquisitions has been allocated to the assets and liabilities acquired.

                            CABLETRON SYSTEMS, INC.

            March 3, 2001, February 29, 2000 and February 28, 1999


 Fiscal Year 2001 Acquisitions

  On January 31, 2001, Cabletron acquired Indus River, a designer and marketer of virtual private networking products for enterprise-class customers. In connection with the acquisition, Cabletron issued 3,641,139 shares of Cabletron common stock and 45,471 shares of Cabletron Series C preferred stock to the shareholders of Indus River in exchange for all of the outstanding shares of stock of Indus River. In addition, Cabletron assumed outstanding options to purchase Indus River stock, which options were converted into options to purchase 406,898 shares of its common stock and 5,000 shares of its Series C preferred stock. Cabletron also assumed outstanding warrants to purchase Indus River stock, which warrants were converted into warrants to purchase 23,472 shares of its common stock and 293 shares of its Series C preferred stock.

  The Company has recorded the cost of the acquisition at approximately $184.6 million, including direct costs of $2.6 million. Approximately $25.6 million of the purchase price was allocated to in-process research development expense. The excess of cost over the estimated fair value of net assets acquired of $154.3 million was allocated to goodwill and other intangible assets and is being amortized on a straight-line basis over periods of 3-10 years. The Company also issued stock options in connection with the acquisition of Indus River, and recorded approximately $2.9 million of unearned stock-based compensation for the intrinsic value of the unvested options. The Company recorded approximately $0.1 million of compensation expense as earned during fiscal year 2001.

  On September 7, 2000, the Company acquired Network Security Wizards, Inc. ("NSW"), a privately held company that develops intrusion detection system technology. In exchange for all of the issued and outstanding capital stock of NSW, the Company (i) issued 210,286 shares of its common stock to the two stockholders of NSW, (ii) issued 157,714 shares of its common stock to be held in escrow on behalf of the two former stockholders of NSW (subject to forfeiture upon the occurrence of certain events) and (iii) granted 32,000 options to purchase the Company's common stock.

  The Company recorded the cost of the acquisition at approximately $8.2 million, including direct costs of $0.2 million. The excess of cost over the estimated fair value of the net assets acquired of $8.0 million was allocated to goodwill and is being amortized on a straight-line basis over a period of four years. The 157,714 shares of common stock that are held in escrow were recorded as unearned stock-based compensation of $5.5 million and were not included in the cost of the acquisition. The stock-based compensation is being amortized over a two-year period, with $1.4 million of compensation expense recorded during the year ended March 3, 2001.

 Fiscal Year 1999 Acquisitions

  On September 25, 1998, the Company acquired NetVantage, Inc. ("NetVantage"), a publicly held manufacturer of ethernet workgroup switches. Under the terms of the Merger Agreement, the Company issued 6.4 million shares of its common stock to the shareholders of NetVantage in exchange for all of the outstanding shares of stock of NetVantage. In addition, the Company issued 1,309,000 options, valued at approximately $4.8 million.

  The Company recorded the cost of the acquisition at approximately $77.8 million, including direct costs of $4.2 million. Approximately $29.4 million of the purchase price was allocated to in-process research and development expense. The excess of cost over the estimated fair value of net assets acquired of $35.6 million was allocated to goodwill and other intangible assets and is being amortized on a straight-line basis over a period of 5-10 years.

                            CABLETRON SYSTEMS, INC.

            March 3, 2001, February 29, 2000 and February 28, 1999

  During the second quarter of fiscal year 2001, the Company wrote off $14.5 million of remaining intangible assets related to NetVantage when it finalized its decision to abandon research and development on the NetVantage related technology and discontinued sales of NetVantage products.

  On September 9, 1998, the Company acquired all of the outstanding stock of FlowPoint Corp., ("FlowPoint") a privately held manufacturer of digital subscriber line router networking products. Prior to the agreement, the Company owned 42.8% of the outstanding shares of stock. Pursuant to the terms of the agreement, $20.6 million was to be paid in four installments, within nine months after the merger date. Each installment was to be paid in either cash or Company common stock, as determined by the Company's management at the time of distribution. The Company paid the first installment in the form of cash and the remaining three installments in the form of the Company's common stock. During the year ended February 29, 2000, the Company issued approximately 1.0 million shares of common stock pursuant to the installment payments. In addition, the Company issued 494,000 options, valued at approximately $2.7 million.

  The Company recorded the cost of the acquisition at approximately $25.0 million, including direct costs of $0.4 million. Approximately $12.0 million of the purchase price was allocated to in-process research and development expense. The excess of cost over the estimated fair value of net assets acquired of $11.9 million was allocated to goodwill and other intangible assets, and is being amortized on a straight-line basis over a period of 5-10 years.

  On September 1, 1998, the Company acquired the assets and assumed certain liabilities of the DSLAM division of Ariel Corporation ("Ariel"), a privately held designer and manufacturer of digital subscriber line network access products. Under the terms of the agreement, the Company paid $33.5 million and assumed certain liabilities.

  The Company recorded the cost of the acquisition at approximately $45.1 million, including direct costs of $1.1 million related to the acquisition, which consisted of cash payments of $33.5 million and other assumed liabilities. Approximately $26.0 million of the purchase price was allocated to in-process research and development expense. The excess of cost over the estimated fair value of net assets acquired of $18.2 million was allocated to goodwill, and was scheduled to be amortized on a straight-line basis over a period of 10 years.

  The Company ceased operations of the Ariel division in the fourth quarter of fiscal year 2000 in association with its decision to abandon research and development on digital subscriber line technology. The cessation of the Ariel operations resulted in the write-off of the remaining $12.2 million of goodwill recorded from the Ariel acquisition.

  On March 17, 1998, the Company acquired Yago Systems, Inc. ("Yago"), a privately held manufacturer of wire speed routing and layer-4 switching products and solutions. Under the terms of the merger agreement, the Company issued 6.0 million shares of Company common stock to the shareholders of Yago in exchange for all of the outstanding shares of Yago, not then owned by the Company. Prior to the closing of the acquisition, the Company held approximately 25% of Yago's capital stock, calculated on a fully diluted basis. The Company also agreed, pursuant to the terms of the merger agreement, to issue up to 5.5 million shares of the Company's common stock to the former shareholders of Yago in the event the shares originally issued in the transaction did not attain a market value of $35 per share eighteen months after the closing of the transaction. On September 8, 1999, the Company issued approximately 5.2 million shares of the Company common stock to the former shareholders of Yago, pursuant to the terms of the merger agreement.

                            CABLETRON SYSTEMS, INC.

            March 3, 2001, February 29, 2000 and February 28, 1999

  The Company recorded the cost of the acquisition at approximately $165.7 million, including direct costs of $2.6 million. Approximately $150.0 million of the purchase price was allocated to in-process research and development expense. The excess of cost over the estimated fair value of net assets acquired of $16.3 million was allocated to goodwill and other intangible assets and is being amortized on a straight-line basis over a period of 5-10 years.

  The following table represents the unaudited pro forma results of operations of the Company for the years ended March 3, 2001 and February 29, 2000, as if the acquisitions had occurred at the beginning of the fiscal year. These pro forma results include adjustments for the amortization of goodwill and other intangibles and deferred compensation and the elimination of amounts expensed for in-process research and development. They have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made at the beginning of the periods noted or of the results that may occur in the future.

                                                            2001        2000
                                                         ----------  ----------
                                                              (Unaudited)
                                                         (In thousands, except
                                                            per share data)
   Net revenues......................................... $1,074,467  $1,471,948
   Loss from operations.................................   (218,913)    (14,347)
   Net income (loss)....................................   (648,811)    455,716
   Net income (loss) per share basic....................      (3.51)       2.42
   Net income (loss) per share diluted..................      (3.51)       2.57

  The purchase price for the acquisitions completed during the year ended March 3, 2001 was allocated to assets acquired and liabilities assumed based on fair market value at the date of the acquisition. The following tables summarize the cash paid, value of equity instruments issued, assets acquired and liabilities assumed related to the acquisitions and provide supplemental disclosures of noncash transactions in connection with the acquisitions.

                                                                       2001
                                                                  --------------
                                                                  (In thousands)
      Cash paid for acquisitions.................................    $ 12,719
      Common stock issued........................................     133,654
      Preferred stock issued.....................................      31,875
      Preferred stock options and warrants issued................       3,670
      Common stock options issued................................      13,824
      Acquisition costs..........................................       5,090
                                                                     --------
        Purchase price...........................................    $200,832
                                                                     ========

  The allocation of purchase price including intangible assets is as follows:

      Goodwill...................................................    $149,966
      Assumed workforce..........................................       1,875
      Patents and developed technology...........................      17,200
      In-process research and development........................      25,600
      Other assets...............................................      11,281
      Liabilities................................................      (5,090)
                                                                     --------
        Purchase price...........................................    $200,832
                                                                     ========

                            CABLETRON SYSTEMS, INC.

            March 3, 2001, February 29, 2000 and February 28, 1999


 Dispositions

  During the year ended March 3, 2001, the Company completed the sale of its Digital Network Products Group ("DNPG") division and certain legacy product lines. The sale included certain inventory, accounts receivable, net fixed assets and related intangible assets, resulting in a loss on sale included in other expense of approximately $143 million.

  On December 17, 1999, the Company sold its FlowPoint subsidiary to Efficient Networks, Inc. ("Efficient"). From March 1, 1999 through the date of the sale, FlowPoint's net sales were approximately $34.5 million. Under the terms of the sale, the Company received 13.5 million shares of Efficient common stock, including 6,300 shares of Efficient convertible preferred stock which subsequently converted into 6.3 million shares of Efficient common stock, in exchange for all of the outstanding capital stock of FlowPoint. The common stock was subject to various restrictions on resale.

  Based upon an independent valuation of the Efficient stock (which resulted in a 10% discount from the closing price of the Efficient stock on the NASDAQ as of the sale date), the transaction was valued at approximately $946.2 million, resulting in a pre-tax gain of approximately $893.7 million.

  On the transaction date, Cabletron held approximately 24% of the outstanding common stock of Efficient on an as-converted basis. Accordingly, Cabletron deferred 24% of the pre-tax gain ($235.9 million) since through its ownership percentage of Efficient, it effectively still had a 24% interest in FlowPoint. Because the Company had irrevocably relinquished its voting rights on all but 10% of Efficient's common stock, the Efficient stock has been classified as an available-for-sale security. The Company's effective interest in FlowPoint at the end of fiscal years 2001 and 2000 was 17.7% and 21.1%, respectively. As the Company sold the Efficient shares, this deferred gain has been recognized into income in proportion to Cabletron's reduction in its percentage ownership of Efficient. The Company has recognized an other than temporary decline in price on the Efficient shares as of March 3, 2001, which has resulted in an additional reduction of the deferred gain (note 5).

  In fiscal year 2000, the Company sold approximately 2.0 million shares of Efficient common stock for net proceeds of approximately $135.3 million and recognized approximately $47.3 million of the deferred gain into income. In fiscal year 2001, the Company sold approximately 1.0 million shares of Efficient common stock for net proceeds of approximately $46.6 million and recognized approximately $11.8 million of deferred gain into income.

  On April 3, 2001, the Company received $245.2 million for its remaining 8.5 million shares of Efficient common stock associated with the tender offer to acquire the outstanding shares of Efficient stock. The remaining $46.8 million in deferred gain associated with the Seimens tender will be recognized as other income in the first quarter of fiscal year 2002.

 Other Transactions

  On February 29, 2000, the Company sold its manufacturing and repair services operations located in Rochester, New Hampshire and Limerick, Ireland to Flextronics International, Ltd. ("Flextronics") for approximately $78.6 million. Flextronics acquired the Company's manufacturing operations. Flextronics purchased, at net book value, approximately $18.1 million of the Company's manufacturing related fixed assets including buildings, approximately $60.5 million of inventory, assumed leases on certain leased buildings, and acquired 966 manufacturing related employees. Simultaneously, the Company entered into an agreement with Flextronics to manufacture most of its products as an original equipment manufacturer ("OEM").

                            CABLETRON SYSTEMS, INC.

            March 3, 2001, February 29, 2000 and February 28, 1999


(5) Investments

  Investments are summarized as follows at March 3, 2001 and February 29, 2000:

                                                Gross      Gross
                                   Amortized  unrealized unrealized
                                      cost      gains      losses   Fair value
                                   ---------  ---------- ---------- ----------
                                                 (In thousands)
March 3, 2001
U.S. Government and agency
 obligations...................... $  171,552  $  1,780   $   --    $  173,332
U.S. corporate obligations........     87,538     1,042       (43)      88,537
Asset-backed securities...........     15,481       313       --        15,794
State, municipal and county
 government notes and bonds.......     50,440       346        (7)      50,779
Minority positions, corporate
 equity securities................    248,581       --     (2,896)     245,685
Foreign deposits..................     12,108       --        --        12,108
                                   ----------  --------   -------   ----------
Subtotal marketable securities....    585,700     3,481    (2,946)     586,235
                                   ----------  --------   -------   ----------
Privately held corporate debt and
 equity securities................    144,308       --        --       144,308
                                   ----------  --------   -------   ----------
  Total........................... $  730,008  $  3,481   $(2,946)  $  730,543
                                   ==========  ========   =======   ==========
February 29, 2000
U.S. Government and agency
 obligations...................... $  199,655  $     70   $  (169)  $  199,556
U.S. corporate obligations........      5,596         2       (50)       5,548
Asset-backed securities...........      4,468       --        (13)       4,455
State, municipal and county
 government notes and bonds.......    200,101        81      (873)     199,309
Minority positions, corporate
 equity securities................    804,331   861,383       --     1,665,714
Foreign deposits..................     12,000       --        --        12,000
                                   ----------  --------   -------   ----------
Subtotal marketable securities....  1,226,151   861,536    (1,105)   2,086,582
                                   ----------  --------   -------   ----------
Privately held corporate debt and
 equity securities................     39,257       --        --        39,257
                                   ----------  --------   -------   ----------
  Total........................... $1,265,408  $861,536   $(1,105)  $2,125,839
                                   ==========  ========   =======   ==========

  The contractual maturities of debt securities at March 3, 2001 are as follows:

                                                              Amortized   Fair
                                                                cost     value
                                                              --------- --------
                                                                (In thousands)
Less than one year........................................... $149,098  $149,634
Due in 1-2 years.............................................   84,797    86,577
Due in 2-3 years.............................................   69,577    70,907
                                                              --------  --------
  Total...................................................... $303,472  $307,118
                                                              ========  ========

  Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations.

                            CABLETRON SYSTEMS, INC.

            March 3, 2001, February 29, 2000 and February 28, 1999


                                                Current  Long-term    Total
                                                -------- ---------- ----------
                                                        (In thousands)
March 3, 2001
Held-to-maturity............................... $131,891 $      --  $  131,891
Available-for-sale.............................  296,282    158,062    454,344
                                                -------- ---------- ----------
Subtotal marketable securities.................  428,173    158,062    586,235
                                                -------- ---------- ----------
Privately held corporate debt and equity
 securities....................................      --     144,308    144,308
                                                -------- ---------- ----------
  Total........................................ $428,173 $  302,370 $  730,543
                                                ======== ========== ==========
February 29, 2000
Held-to-maturity............................... $199,341 $   39,312 $  238,653
Available-for-sale.............................   22,640  1,825,289  1,847,929
                                                -------- ---------- ----------
Subtotal marketable securities.................  221,981  1,864,601  2,086,582
                                                -------- ---------- ----------
Privately held corporate debt and equity
 securities....................................      --      39,257     39,257
                                                -------- ---------- ----------
  Total........................................ $221,981 $1,903,858 $2,125,839
                                                ======== ========== ==========

  The fair value of the March 3, 2001 and February 29, 2000 corporate equity securities, $245.7 million and $1,665.5 million, respectively, relates primarily to the Company's investment in common and preferred stock of Efficient Networks, Inc.

  During the year ended March 3, 2001, the Company wrote call options to sell
2.0 million shares of Efficient Networks, Inc. ("Efficient") common stock at a weighted-average price of $62.50 and received premiums of approximately $14.3 million which have been recorded as a deferred gain. The outstanding call options expire on various dates between March 30, 2001 and December 4, 2001.

  As of March 3, 2001, the Company determined that in accordance with SFAS 115, the Efficient shares, classified as available-for-sale securities, had experienced an other than temporary decline in value. The Company recognized a reduction in value of the Efficient investment of $487.9 million based on the expected realizable value of approximately $23.50 per share. There was an associated reduction in the deferred gain of $111.4 million, which resulted in pre-tax net other expense of $376.5 million. The Company also recorded other than temporary declines on five other available-for-sale securities in accordance with SFAS 115, which resulted in pre-tax net other expense of approximately $18.0 million.

(6) Inventories

  Inventories consist of the following at March 3, 2001 and February 29, 2000:

                                                                  2001    2000
                                                                 ------- -------
                                                                 (In thousands)
      Raw materials............................................. $ 3,517 $20,503
      Work-in-process...........................................     --    3,416
      Finished goods............................................  94,666  61,097
                                                                 ------- -------
        Total................................................... $98,183 $85,016
                                                                 ======= =======

                            CABLETRON SYSTEMS, INC.

            March 3, 2001, February 29, 2000 and February 28, 1999


(7) Property, Plant and Equipment

  Property, plant and equipment consist of the following at March 3, 2001 and February 29, 2000:

                                                                    Estimated
                                                                     useful
                                                2001       2000       lives
                                              ---------  --------  -----------
                                                (In thousands)
   Land and land improvements................ $   1,704     1,699   15 years
   Buildings and building improvements.......    25,071    25,342  15-40 years
   Construction in progress..................       857     1,654      --
   Equipment.................................   244,763   258,872  1.5-7 years
   Furniture and fixtures....................    13,704    13,710    5 years
   Leasehold improvements....................    16,811    15,553    5 years
                                              ---------  --------
                                                302,910   316,830
   Less accumulated depreciation and
    amortization.............................  (211,639) (191,838)
                                              ---------  --------
                                              $  91,271   124,992
                                              =========  ========

  For the years ended March 3, 2001, February 29, 2000 and February 28, 1999, depreciation expense was $47.8 million, $78.1 million and $87.5 million, respectively.

(8) Intangible Assets

  Intangible assets consist of the following at March 3, 2001 and February 29, 2000:

                                                                   Estimated
                                                 2001     2000    useful lives
                                               --------  -------  ------------
                                                (In thousands)
   Goodwill................................... $166,840   38,912   4-10 years
   Customer relations.........................   28,600   97,000    8 years
   Assembled work force.......................    1,933    7,380   3-10 years
   Patents and technologies acquired in
    business acquisitions.....................   32,200   41,200   3-10 years
                                               --------  -------
                                                229,573  184,492
   Less accumulated amortization..............  (33,271) (54,208)
                                               --------  -------
     Total.................................... $196,302  130,284
                                               ========  =======

  Intangible assets increased during the year ended March 3, 2001 primarily due to the acquisition of Indus River. The increase was partially offset by a reduction in intangible assets that resulted from the Company's sale of its DNPG division and the write-off of NetVantage intangible assets.

                            CABLETRON SYSTEMS, INC.

            March 3, 2001, February 29, 2000 and February 28, 1999


(9) Accrued Expenses

  Accrued expenses consist of the following at March 3, 2001 and February 29, 2000:

                                                                  2001    2000
                                                                -------- -------
                                                                 (In thousands)
   Salaries and benefits....................................... $ 32,489  31,724
   Other.......................................................   72,754 100,977
                                                                -------- -------
     Total..................................................... $105,243 132,701
                                                                ======== =======

(10) Leases

  The Company and its subsidiaries lease office facilities under noncancelable operating leases expiring through the year 2018. The leases provide for increases based on the consumer price index and increases in real estate taxes. Rent expense associated with operating leases was approximately $16.5 million, $22.7 million and $18.1 million for the years ended March 3, 2001, February 29, 2000 and February 28, 1999, respectively.

  Total future minimum lease payments under all noncancelable operating leases as of March 3, 2001 are as follows:

      Year
      ----                                                        (In thousands)
      2002.......................................................    $15,001
      2003.......................................................     13,292
      2004.......................................................     11,682
      2005.......................................................     11,148
      2006.......................................................      9,266
      Thereafter.................................................     22,505
                                                                     -------
                                                                     $82,894
                                                                     =======

(11) Income Taxes

  Income (loss) before income taxes is summarized as follows:

                                                      2001      2000     1999
                                                    ---------  ------- --------
                                                          (In thousands)
   Total U.S. domestic income (loss)............... $(685,789) 730,784 (315,428)
   Total foreign subsidiaries income (loss)........   (18,177)  28,237   38,901
                                                    ---------  ------- --------
     Total income (loss) before income taxes....... $(703,966) 759,021 (276,527)
                                                    =========  ======= ========

  Tax expense (benefit) is summarized as follows:

   Currently payable:
     Federal....................................... $  10,957   32,483  (29,939)
     State.........................................      (321)   6,400      --
     Foreign.......................................     5,244    5,951   13,254
   Deferred tax expense (benefit)..................  (113,843) 249,916  (14,451)
                                                    ---------  ------- --------
       Tax expense (benefit)....................... $ (97,963) 294,750  (31,136)
                                                    =========  ======= ========

                            CABLETRON SYSTEMS, INC.

            March 3, 2001, February 29, 2000 and February 28, 1999


  The following is a reconciliation of the effective tax rates to the statutory federal tax rate:

                                                         2001    2000  1999
                                                         -----   ----  -----
   Statutory federal income tax (benefit) rate.......... (35.0)% 35.0% (35.0)%
   State income tax, net of federal tax benefit.........  (0.6)   4.9   (1.9)
   Exempt income of foreign sales corporation, net of
    tax.................................................   --     --    (1.7)
   Research and experimentation credit..................  (0.7)  (0.4)  (0.7)
   Municipal income.....................................  (0.4)  (0.4)  (1.6)
   Rate differential on foreign operations..............   1.5   (0.5)  (1.2)
   Nondeductible goodwill and intangibles...............   1.6    0.5   27.5
   Valuation allowance..................................  18.0    --     --
   Other................................................   1.7   (0.3)   3.3
                                                         -----   ----  -----
                                                         (13.9)% 38.8% (11.3)%
                                                         =====   ====  =====

  The Company has recorded a partial valuation allowance against its foreign, federal and state deferred tax assets for the year ended March 3, 2001 since management believes that, after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, it is more likely than not that a portion of these assets will be realized.

  For the year ended March 3, 2001, the Company has recorded a charge of $25.6 million for in-process research and development relating to the acquisition of Indus River. This charge was not deductible for tax purposes. For the year ended February 28, 1999, the Company recorded charges of $217.4 million for in-process research and development relating to the acquisitions of NetVantage, FlowPoint, Ariel and Yago. $191.4 million of these charges were not deductible for tax purposes.

  The Internal Revenue Service ("IRS") has proposed federal income tax deficiencies for the years 1994 through 1996, and the Company has made certain prepayments thereon. Although a substantial number of issues for these years have been resolved, certain issues still remain in dispute and are being contested by the Company. Management believes that adequate provision has been made for any adjustments that may result from tax examinations.

                            CABLETRON SYSTEMS, INC.

            March 3, 2001, February 29, 2000 and February 28, 1999


  The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at March 3, 2001 and February 29, 2000 are presented below:

                                                              2001       2000
                                                            ---------  --------
                                                              (In thousands)
   Deferred tax assets:
     Accounts receivable................................... $   4,765     2,107
     Inventories...........................................    11,227    34,282
     Property, plant and equipment.........................     5,628     3,806
     Other reserves and accruals...........................    47,179    38,806
     Acquired research and development intangibles.........   127,143   104,521
     Domestic net operating loss carryforwards.............   106,559    12,854
     Foreign net operating loss carryforwards..............    23,079    23,079
                                                            ---------  --------
       Total gross deferred tax assets.....................   325,580   219,455
     Less valuation allowance..............................  (184,102)  (26,672)
                                                            ---------  --------
       Net deferred tax assets.............................   141,478   192,783
                                                            ---------  --------
     Deferred tax liabilities:
      Deferred gain........................................   (59,203) (569,833)
                                                            ---------  --------
       Total gross deferred liabilities....................   (59,203) (569,833)
                                                            ---------  --------
       Net deferred tax assets............................. $  82,275  (377,050)
                                                            =========  ========

  At March 3, 2001, the Company had domestic net operating loss ("NOL") carryforwards for tax purposes of $229.2 million expiring in fiscal 2005 through fiscal 2020. Approximately $62.8 million of this NOL is attributable to the pre-acquisition periods of acquired subsidiaries. The utilization of these NOLs may be limited pursuant to Internal Revenue Code (S)382 as a result of these prior ownership changes. In addition, the Company has $15.0 million of U.S. income tax credit carryforwards as of March 3, 2001, which expire in fiscal years 2019 through 2020.

  The net change in the total valuation allowance for the year ended March 3, 2001 was an increase of $157.4 million. The net change in total valuation allowance for the year ended February 29, 2000 was a decrease of $8.0 million. Subsequently recognized tax benefits relating to valuation allowances for deferred tax assets will be allocated as follows: $25.6 million to additional paid-in capital, $5.2 million to goodwill, and $153.3 million to the consolidated statement of earnings.

                            CABLETRON SYSTEMS, INC.

            March 3, 2001, February 29, 2000 and February 28, 1999


(12) Other Income (Expense), Net

  The following schedule reflects the components of Other income (expense), net.

                                                       Years ended
                                           ------------------------------------
                                           March 3,   February 29, February 28,
                                             2001         2000         1999
                                           ---------  ------------ ------------
                                                     (In thousands)
Gain on sale of Flowpoint................  $     --     657,727        --
Recognition of Efficient deferred gain...     30,384     47,363        --
Net gain (loss) on sale of available for
 sale securities.........................    (21,380)     4,621        --
Loss on sale of DNPG division............   (143,108)       --         --
Other than temporary decline on available
 for sale securities ....................   (394,556)       --         --
Other income recognized from amended
 Digital/Compaq agreement................        --      37,200        --
Write down of privately held securities..     (8,931)       --         --
Other expense............................     (3,536)      (702)       --
                                           ---------    -------        ---
                                           $(541,127)   746,209        --
                                           ---------    -------        ---

(13) Comprehensive Income (Loss)

  The Company's total comprehensive income (loss) was as follows:

                                                      Years ended
                                         --------------------------------------
                                          March 3,    February 29, February 28,
                                            2001          2000         1999
                                         -----------  ------------ ------------
                                                    (In thousands)
Net income (loss)....................... $  (606,003)    464,271     (245,391)
Other comprehensive income:
  Unrealized gain (loss) on available-
   for-sale securities..................  (1,254,870)    899,284        1,958
  Foreign currency translation
   adjustment...........................         723      (1,041)      (1,574)
  Reclassification adjustment for gains
   (losses) on available-for-sale
   securities included in net income....     394,483     (40,811)         --
Income tax benefit (expense)............     344,242    (343,134)        (772)
                                         -----------    --------     --------
    Total comprehensive income (loss)... $(1,121,425)    978,569     (245,779)
                                         ===========    ========     ========

  Income tax expense in years ended March 3, 2001 and February 29, 2000 is allocated as follows: $344.5 million and $(343.1) million to unrealized gain
(loss) on available-for-sale securities, and ($0.2) million and $0.3 million to foreign currency translation adjustments, respectively. Income tax expense in the year ended February 28, 1999 relates to unrealized gain on available-for-sale securities.

  The accumulated comprehensive income as of March 3, 2001 consists of:

                                                                         Net
                                                        Gross    Tax     of
                                                        Item    Effect   Tax
                                                       -------  ------  -----
Unrealized gain (loss) on available for sale
 securities........................................... $   357  $(142)  $ 215
Foreign currency translation adjustment...............  (1,435)   487    (948)
                                                       -------  -----   -----
    Total accumulated comprehensive income (loss)..... $(1,078) $ 345   $(733)
                                                       =======  =====   =====

                            CABLETRON SYSTEMS, INC.

            March 3, 2001, February 29, 2000 and February 28, 1999


(14) Net Income (Loss) per Share

  The reconciliation of the numerators and denominators of the basic and diluted income (loss) per common share computations for the Company's reported net income (loss) is as follows:

                                                    2001      2000     1999
                                                  ---------  ------- --------
                                                  (In thousands, except per
                                                        share amounts)
Net income (loss) to common shareholders......... $(628,901) 464,271 (245,391)
                                                  =========  ======= ========
Weighted average number of common shares of
 common stock outstanding--basic.................   184,770  177,541  167,432
Dilutive effect:
  Contingent shares per acquisition agreement....       --     2,672      --
  Net additional common shares upon exercise of
   common stock options..........................       --     8,405      --
                                                  ---------  ------- --------
Weighted average number of common shares
 outstanding--diluted............................   184,770  188,618  167,432
                                                  =========  ======= ========
Net income (loss) per common share--basic........ $   (3.40)    2.62    (1.47)
                                                  =========  ======= ========
Net income (loss) per common share--diluted...... $   (3.40)    2.46    (1.47)
                                                  =========  ======= ========

  For 2001 and 1999, stock options to purchase shares of common stock totaling
11.8 million and 18.9 million, respectively, were outstanding but were not included in the calculation of diluted earnings per share since the effect was anti-dilutive. In addition, the effect of the 5.5 million shares that were contingently issuable related to the acquisition of Yago, as of the year ended February 28, 1999, was not included since the effect was anti-dilutive.

(15) Financial Instruments and Concentration of Credit Risk

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

  At March 3, 2001 and February 29, 2000, the Company had forward exchange contracts and purchased option contracts, all having maturities less than two years, with a notional amount of $14.2 million (forward contracts were $9.2 million and option contracts were $5.0 million) and $31.9 million (forward contracts were $3.9 million and option contracts were $28.0 million), respectively.

  The estimated fair value of the Company's option and forward contracts reflects the estimated amounts the Company would receive or pay to terminate the contracts at the reporting dates, thereby taking into account the current unrealized gains and losses on open contracts. These contracts did not have a material fair value at March 3, 2001 and February 29, 2000.

                            CABLETRON SYSTEMS, INC.

            March 3, 2001, February 29, 2000 and February 28, 1999


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

  For the year ended March 3, 2001, no individual customer accounted for greater than 10% of the Company's revenue. For the year ended February 29, 2000, one customer, Compaq, accounted for approximately 16% of net revenue and the United States federal government accounted for approximately 8% of net revenue. For the year ended February 28, 1999, one customer, Compaq, accounted for approximately 11% of net revenue and the United States federal government accounted for approximately 15% of net revenue.

(16) Legal Proceedings

  Since October 24, 1997, nine shareholder class action lawsuits have been filed against Cabletron and certain officers and directors of Cabletron in the United States District Court for the District of New Hampshire. By order dated March 3, 1998 these lawsuits, which are similar in material respects, were consolidated into one class action lawsuit, captioned In re Cabletron Systems, Inc. Securities Litigation (C.A. No. 97-542-SD). The case has been transferred to the District of Rhode Island. The complaint alleges that Cabletron and several of its officers and directors disseminated materially false and misleading information about Cabletron's operations and acted in violation of
Section 10(b) and Rule 10b-5 of the Exchange Act during the period between March 3, 1997 and December 2, 1997. The complaint further alleges that certain officers and directors profited from the dissemination of such misleading information by selling shares of the common stock of Cabletron during this period. The complaint does not specify the amount of damages sought on behalf of the class. Cabletron and other defendants moved to dismiss the complaint, and by Order dated December 23, 1998, the District Court expressed its intention to grant Cabletron's motion to dismiss unless plaintiffs amended their complaint within 30 days (or January 22, 1999). The plaintiffs served a second consolidated class action complaint, and Cabletron filed a motion to dismiss this second complaint. In a ruling dated May 23, 2001, the district court dismissed this complaint with prejudice. The plaintiffs may choose to appeal this ruling to the First Circuit Court of Appeals. If the plaintiffs were to appeal, prevail upon appeal and subsequently prevail on the merits of the case, Cabletron could be required to pay substantial damages.

  In addition, the Company is involved in various other legal proceedings and claims arising in the ordinary course of business. Management believes that the disposition of these matters will not have a materially adverse effect on the financial condition or results of operations of the Company.

(17) Stock Repurchase and Put Option Program

  On April 24, 2000, the Company's Board of Directors authorized the Company to repurchase up to $400.0 million of the Company's outstanding shares of common stock. The Company has repurchased approximately 2.1 million shares in the open market for $56.5 million during the year ended March 3, 2001. During the year, the Company sold equity put options as an enhancement to its ongoing share repurchase program and received $4.9 million in premiums recorded as additional paid-in capital. As of March 3, 2001, no put options remained outstanding.

                            CABLETRON SYSTEMS, INC.

            March 3, 2001, February 29, 2000 and February 28, 1999

(18) Preferred Stock, Warrants and Subsidiary Stock Purchase Rights

  On August 29, 2000, the Company and its Operating Subsidiaries issued securities and granted rights for the purchase of additional securities to an investor group (the "strategic investors"). The Company and its Operating Subsidiaries received approximately $87.8 million in cash from the strategic investors. The Company has issued to the strategic investors Series A and Series B Preferred Stock (the "A&B Preferred Stock"), as well as warrants to purchase Company common stock. The Operating Subsidiaries have agreed to issue to the strategic investors warrants to purchase the Operating Subsidiary's common stock upon the occurrence of certain events, including the sale of an Operating Subsidiary or the failure of an Operating Subsidiary to consummate an IPO. In addition, each of the Operating Subsidiaries has issued to the strategic investors rights to purchase shares of its common stock, and each of the Operating Subsidiaries have agreed to issue rights to purchase additional shares of its common stock to the strategic investors upon the occurrence of certain events. The initial exercise prices and the number of shares issuable upon exercise of the subsidiary stock purchase rights are dependent upon certain events. The Operating Subsidiaries may require the strategic investors to exercise a portion of these stock purchase rights at the time of an Operating Subsidiary IPO or at the time of a spin-off of the Operating Subsidiary, which is not preceded by an IPO.

  The transaction with the strategic investors has been accounted for in accordance with the Accounting Principles Board Pronouncement No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants ("APB 14"), EITF 00-27, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, ETIF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, EITF 96-13, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company's Own Stock, and EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock. In accordance with these pronouncements, the proceeds were allocated to the various equity instruments issued by the Company and its Operating Subsidiaries.

  A summary of the terms of these securities follows:

 Series A and B Preferred Stock

  As of March 3, 2001, 65,000 shares of 4% Series A Participating Convertible Preferred Stock ("A Preferred Stock") were issued and outstanding and 25,000 shares of 4% Series B Participating Convertible Preferred Stock ("B Preferred Stock") were issued and outstanding.

 Voting

  Shares of the Preferred Stock vote on an as-converted basis with the common stock.

 Seniority

  With respect to liquidations, the A&B Preferred Stock ranks senior to the common stock and pari passu with or senior to all other series of preferred stock. However, at such time as less than 50% of the originally issued shares of A&B Preferred Stock remain outstanding, the Company is permitted to issue new series of A&B Preferred Stock ranking senior to these classes of A&B Preferred Stock.

                            CABLETRON SYSTEMS, INC.

            March 3, 2001, February 29, 2000 and February 28, 1999

 Liquidation Preference

  The A&B Preferred Stock has an initial liquidation preference equal to the sum of $1,000 per share (adjusted for stock dividends, splits, combinations or similar events) and accrued and unpaid dividends (such sum being the "Liquidation Preference"). However, if greater, this Liquidation Preference is increased upon the liquidation of the Company to an amount equal to the liquidation proceeds payable with respect to the common stock into which the A&B Preferred Stock is convertible.

 Dividends

  Dividends on the A&B Preferred Stock compound at the end of each of the Company's fiscal quarters and accrue daily from the date of issue at a rate equal to the greater of 4.00% per annum on its Liquidation Preference or the aggregate cash dividends payable with respect to the common stock into which the A&B Preferred Stock is convertible. However, cash dividends on the A&B Preferred Stock are not payable without the consent of a majority of holders of the A&B Preferred Stock.

 Conversion Feature

  Each share of A Preferred Stock is convertible at any time at the option of the holder into that number of shares of common stock of the Company equal to the Liquidation Preference of the share of A Preferred Stock at that time divided by $40.00, adjusted for stock dividends, splits, combinations or similar events (the "Series A Conversion Price"). Each share of B Preferred Stock is convertible at any time at the option of the holder into that number of shares of common stock of the Company equal to the Liquidation Preference of the share of B Preferred Stock at that time divided by $30.00, adjusted for stock dividends, splits, combination or similar events (the "Series B Conversion Price," together with the Series A Conversion Price, the "Conversion Price"). On the conversion of A&B Preferred Stock, any property placed in escrow with respect to such stock (as described immediately below) will be released to the holder of such stock. If certain restrictions prevent the holders of the A&B Preferred Stock from exercising their redemption rights (as described below under the heading "Shareholder Redemption Rights"), then the Conversion Price will be adjusted to equal 90% of the market price of the Company's common stock on the date specified for such redemption.

 Escrow Accounts

  If the Company makes a distribution of property (including shares of the Company's stock) with respect to the Company's common stock prior to the conversion of a holder's A&B Preferred Stock, the holder will participate in such distribution as follows. If the distribution is of stock of the Company or any of the Company's other Operating Subsidiaries ("Spin Shares"), the holder will participate in such distribution immediately on an as-converted basis; however, such Spin Shares will be placed in escrow on the holder's behalf (a "Spin Escrow"). The holders of A&B Preferred Stock will have current voting and dividend rights with respect to Spin Shares placed in a Spin Escrow on their behalf. To the extent the Company makes a distribution of property other than Spin Shares or pays cash dividends at a rate greater than the stated accrual on the A&B Preferred Stock (an "Extraordinary Dividend"), the amount of such Extraordinary Dividend that would be distributed to the holders of the then outstanding A&B Preferred Stock (an "Extraordinary Dividend Escrow," together with the Spin Escrow, the "Escrows"). Any Spin Shares or Extraordinary Dividends held in Escrow with respect to a holder of A&B Preferred Stock will be released to the holder when the holder converts the A&B Preferred Stock. If a holder redeems (as opposed to converts) the A&B Preferred Stock, any Spin Shares held in a Spin Escrow with respect to the holder will be returned to such Operating Subsidiary on behalf of the holder, and any

                            CABLETRON SYSTEMS, INC.

            March 3, 2001, February 29, 2000 and February 28, 1999

Extraordinary Dividend held in an Extraordinary Dividend Escrow with respect to the holder will revert to the Company.

 Shareholder Redemption Rights

  At any time on or after February 23, 2003, a holder of A&B Preferred Stock may require the Company to redeem for cash all (but not less than all) of the holder's A&B Preferred Stock at the Liquidation Preference then in effect. In the event of a 50% change in control of the Company, holders of the A&B Preferred Stock will have the right to require the Company to redeem for cash all or any portion of the A&B Preferred Stock for the greater of (1) 101% of the Liquidation Preference then in effect or (2) the aggregate market value of the shares of common stock into which the A&B Preferred Stock is then convertible (provided that if the change in control is triggered by a transaction in which holders of common stock receive property, any amount payable under clause (2) in excess of the amount payable under the clause (1) may be paid in such property at the Company's election).

 The Company's Redemption Rights

  At any time on or after February 23, 2004, the Company will have the rights to redeem for cash all (but not less than all) of the A&B Preferred Stock at the Liquidation Preference then in effect (subject to the rights of the holders of the A&B Preferred Stock to convert to common stock immediately prior to such redemption).

 Class A Warrants

  The Company issued to the strategic investors warrants to purchase 250,000 shares of common stock at an initial exercise price of $45.00 per share, adjusted for stock dividends, spits, combinations or similar events (the "Class A Warrants"). The Class A Warrants are exercisable until August 2007 and otherwise contain customary terms and conditions (including provisions with respect to "cashless" exercise and customary anti-dilutive provisions).

 Class B Warrants

  The Company issued to the strategic investors warrants to purchase 200,000 shares of common stock at an initial exercise price of $35.00 per share, adjusted for stock dividends, splits, combinations or similar events (the "Class B Warrants"). The Class B Warrants are exercisable until August 2007 and otherwise contain customary terms and conditions (including provisions with respect to "cashless" exercise and customary anti-dilutive provisions).

 Subsidiary Stock Purchase Rights

  The Company may require the strategic investors to purchase 0.75% of the common stock of each of the Operating Subsidiaries at the time of that subsidiary's IPO or at the time of any spin-off of that subsidiary, which is not preceded by an IPO. In addition, each of the Operating Subsidiaries has granted to the strategic investors rights to purchase up to 4.25% (inclusive of the 0.75%) of its common stock, which become exercisable upon the occurrence of certain events. The exercise price of these rights will depend upon the number of rights the strategic investors exercise and the timing of the exercises.

 Contingent Subsidiary Warrants

  The Operating Subsidiaries have agreed to issue warrants to purchase additional shares of their common stock to the investors under certain circumstances, depending upon whether the valuation of that subsidiary at

                            CABLETRON SYSTEMS, INC.

            March 3, 2001, February 29, 2000 and February 28, 1999

the time of its IPO exceeds certain thresholds. These warrants will have an exercise price equal to the subsidiary's IPO price per share. In addition, concurrently with a distribution by the Company of its common stock of a subsidiary to the Company's stockholders, the Operating Subsidiary is required to issue warrants to the investors to purchase additional shares at an exercise price that will depend upon the market value of the Company and the Operating Subsidiary at the time of issuance.

  The Company valued all equity instruments issued, on the transaction date, to the strategic investors and has recorded the following values and charges in fiscal 2001:

  . $5.2 million to the Class A and Class B warrants, recorded as $3.4 million to additional paid-in capital of the Company and $1.8 million to minority interest in the Operating Subsidiaries.

  . $14.6 million to the Operating Subsidiary stock purchase rights, recorded as approximately $7.2 million to additional paid-in capital of the Company and approximately $7.4 million to minority interest in the Operating Subsidiaries.

  . $68.0 million to the A&B Preferred Stock. A dividend was recognized at the time of the issuance (a beneficial conversion) of $16.9 million, which represents the excess of aggregate fair value of the common stock that the investor would receive at the earliest conversion date over the proceeds ascribed to the Preferred Stock.

In addition, an accretive dividend of $22.0 million will be recorded through February 23, 2003, using the interest method, as a result of the difference between the $90.0 million redemption value of the A&B Preferred Stock and the $68.0 million ascribed value. The Company will also record the 4% dividend associated with the preferred stock on a quarterly basis.

 Series C Preferred Stock

  As part of the acquisition of Indus River, completed on January 31, 2001, Cabletron issued 45,471 shares of Series C Preferred Stock ("C Preferred Stock") and options and warrants to purchase 5,293 shares of C Preferred Stock.

 Dividend Rights

  The holders of C Preferred Stock will be entitled to receive cash dividends to the same extent as holders of Cabletron common stock. Each share of C Preferred Stock will be entitled to receive dividends at a rate per share equal to the product of the dividend declared on each share of Cabletron common stock and the applicable conversion rate. The applicable conversion rate is currently 10, and will be adjusted for stock splits, stock dividends, recapitalizations and other similar events. In addition, the Company's Board of Directors may declare a dividend of shares of Enterasys common stock on the C Preferred Stock.

 Conversion Rights

  The C Preferred Stock will be convertible into Cabletron common stock at the option of the holder at any time following the earliest to occur of:

  .  an Enterasys spin-off that occurs on or after January 31, 2002;

  . an Enterasys transaction (defined as a sale, other disposition, consolidation, merger or reorganization of Enterasys (other than an Enterasys spin-off), pursuant to which Cabletron no longer controls Enterasys) at any time; and

  .  January 31, 2003.

                            CABLETRON SYSTEMS, INC.

            March 3, 2001, February 29, 2000 and February 28, 1999


  A holder of C Preferred Stock that elects to convert its shares of C Preferred Stock into Cabletron common stock will receive the number of shares of Cabletron common stock equal to the number of shares of C Preferred Stock held by that holder multiplied by the applicable conversion rate, which is currently 10 and will be adjusted for events such as stock splits, stock dividends or recapitalizations, as well as for an Enterasys spin-off or an Enterasys transaction.

 Redemption

  Each holder of C Preferred Stock will have the right to require Cabletron to redeem all, but not less than all, of that holder's shares of C Preferred Stock immediately before the occurrence of the first to occur of:

  . an Enterasys spin-off on or after January 31, 2002 and before January 31, 2003; and

  .  an Enterasys transaction.

  If a holder of C Preferred Stock requests redemption of its shares in connection with an Enterasys spin-off, Cabletron will pay the redemption price upon consummation of the spin-off. The redemption price that Cabletron will pay for each share of C Preferred Stock will be paid in shares of Enterasys stock and will be equal to 1% of the fully-diluted stock of Enterasys, determined as of January 31, 2001, adjusted for stock splits, stock dividends, recapitalizations, extraordinary distributions and other similar events affecting the stock of Enterasys, divided by 50,000.

  If a holder of C Preferred Stock seeks to redeem its shares in connection with an Enterasys transaction, the Company will pay the redemption price on an after-tax basis immediately following the Enterasys transaction. The redemption price that the Company will pay for each share of C Preferred Stock will be paid in securities or assets of the surviving corporation immediately following the Enterasys transaction. The redemption price will be equal to 1% of the fully-diluted stock of Enterasys, determined as of January 31, 2001, adjusted for stock splits, stock dividends, recapitalizations, extraordinary distributions and other similar events affecting the stock of Enterasys, divided by 50,000.

  If the Company intends to conduct an Enterasys spin-off before January 31, 2002, holders of C Preferred Stock will not be able to redeem their shares of C Preferred Stock as part of the spin-off. They will be able to convert their shares into the Company's common stock immediately before the spin-off. If the Company conducts an Enterasys transaction before January 31, 2002, holders of C Preferred Stock will be able to redeem their shares of C Preferred Stock in that transaction. The Company may never conduct an Enterasys spin-off or engage in an Enterasys transaction. It is possible that holders of the C Preferred Stock will not be able to exercise the redemption right described above.

  The redemption rights for the C Preferred Stock will terminate immediately after the first to occur of:

  .  an Enterasys spin-off;

  .  an Enterasys transaction; and

  .  January 31, 2003.

 Liquidation Preferences

  Upon the Company's liquidation, dissolution or winding up, the holders of C Preferred Stock will be entitled to be paid in full a liquidation amount, determined as described below, after the distribution of any of the

                            CABLETRON SYSTEMS, INC.

            March 3, 2001, February 29, 2000 and February 28, 1999

Company's assets to the holders of any other series or class of Cabletron's stock ranking senior to the C Preferred Stock in a liquidation, including the A&B Preferred Stock.

  If the Company's liquidation, dissolution or winding up occurs before the first to occur of an Enterasys spin-off, an Enterasys transaction and January 31, 2003, then the liquidation amount will be equal to the greater of:

  .  $1.00; and

  . the amount a holder would be entitled to receive on a share of C Preferred Stock in the liquidation, dissolution or winding up if the holder converted that share into Cabletron common stock immediately before the liquidation, dissolution or winding up is effective; and

  . the amount a holder would be entitled to receive on a share of C Preferred Stock in the liquidation, dissolution or winding up if the holder converted that share into Cabletron common stock immediately before the liquidation, dissolution or winding up is effective, but without taking into account any adjustment to the applicable conversion rate occurring if the Company has not conducted an Enterasys spin-off or an Enterasys transaction on or prior to January 31, 2003.

  If Cabletron's liquidation, dissolution or winding up occurs after the first to occur of an Enterasys spin-off, an Enterasys transaction and January 31, 2003, then the liquidation amount will be equal to the greater of:

  .  $1.00; and

  . the amount a holder would be entitled to receive on a share of C Preferred Stock in the liquidation, dissolution or winding up if the holder converted that share into Cabletron common stock immediately before the liquidation, dissolution or winding up is effective, including taking into account any adjustment to the applicable conversion rate for an Enterasys spin-off, an Enterasys transaction or following January 31, 2003.

  If, after distribution of any of Cabletron's assets to the holders of stock senior to the C Preferred stock, Cabletron's assets are insufficient to pay the holders of C Preferred Stock and the holders of any stock ranking equally with the C Preferred Stock, their full liquidation amounts, then Cabletron's remaining assets legally available for distribution will be distributed ratably among the holders of C Preferred Stock and the holders of any stock ranking equally with the C Preferred Stock. The holders of stock ranking junior to the C Preferred Stock, including the holders of Cabletron common stock, will not be entitled to participate in the liquidation.

 Voting Rights

  Except as required by law, the holders of C Preferred Stock will have voting rights and powers equal to the voting rights and powers of the holders of Cabletron common stock. The holders of C Preferred Stock will vote with the holders of Cabletron common stock and any other, shares of Cabletron's stock which, by their terms, are entitled to vote with the Cabletron common stock as a single class. Each holder of C Preferred Stock will be entitled to the number of votes for each share of C Preferred Stock it holds equal to the product of the number of shares of C Preferred Stock held by the holder and the applicable conversion rate on the record date for holders entitled to participate in the vote. The holders of a majority of the then outstanding shares of C Preferred Stock must also approve any amendment or restatement of Cabletron's certificate of incorporation or of the certificate of designation for the C Preferred Stock that adversely affects the powers, preferences and rights of the C Preferred Stock.

                            CABLETRON SYSTEMS, INC.

            March 3, 2001, February 29, 2000 and February 28, 1999

 Escrow Agreement

  The shares of C Preferred Stock are held by an escrow agent, and are subject to the provisions of the escrow agreement. The shares of C Preferred Stock will be held in escrow only to facilitate any conversion or redemption of the C Preferred Stock occurring on or prior to January 31, 2003. The shares will remain in the escrow account until any conversion or redemption, after which the stockholders on whose behalf the shares are being held will receive the shares of Cabletron common stock issued upon the conversion of the C Preferred Stock or the shares of Enterasys common stock or any other securities issued upon the redemption of the C Preferred Stock. If no such redemption or conversion occurs on or prior to January 31, 2003, the shares being held in escrow will be distributed by the escrow agent to the stockholders on whose behalf the shares are being held on or before June 30, 2003. The escrow agreement provides that the shares of C Preferred Stock may not be transferred except under the laws of descent and distribution or to the partners or equity holders of any stockholder which is an entity.

 Undesignated Preferred Stock

  At March 3, 2001, Cabletron was authorized to issue up to 1,859,236 shares of preferred stock (the "Undesignated Preferred Stock"). Issuances of the Undesignated Preferred Stock may be made at the discretion of the Board of Directors of Cabletron (without stockholder approval) with designations, rights and preferences as the Board of Directors may determine from time to time which may be more expansive than the rights of the current holders of the Company's preferred stock and common stock.

(19) Stock Plans

 (A) Cabletron Equity Incentive and Directors Plans

  The Company's 1998 Equity Incentive Plan provides for the availability of 25,000,000 shares of common stock for the granting of a variety of incentive awards to eligible employees. Plan options are granted at fair market value at the date of grant, vest over a three to five year period and expire within six to ten years from the date of grant.

  Prior to February 28, 1999, the Company maintained a Directors Option Plan which provided for 1,250,000 shares of common stock for purchase by nonemployee directors of the Company. The Directors Option Plan provided for issuance of options with exercise prices equal to the underlying stock price on the date of grant. The options vest over a period of three years and expire six years from the date of grant. A total of 225,000 stock options are outstanding under the Directors Option Plan at March 3, 2001. As of March 1, 1999, the nonemployee directors of the Company were granted options to purchase shares of common stock in accordance with the Company's 1998 Equity Incentive Plan.

                            CABLETRON SYSTEMS, INC.

            March 3, 2001, February 29, 2000 and February 28, 1999


  A summary of option transactions under the two plans follows:

                                                                    Weighted-
                                                      Number of      average
                                                       options    exercise price
                                                     -----------  --------------
   Options outstanding at February 28, 1998.........  14,879,091      25.45
                                                     -----------
   Options exercised at February 28, 1998...........   4,134,623      22.99
                                                     -----------
   Granted and assumed..............................  20,023,369       7.69*
   Exercised........................................    (497,696)      5.58
   Cancelled........................................ (15,421,085)     16.43*
                                                     -----------
   Options outstanding at February 28, 1999.........  18,983,679       9.67
                                                     -----------
   Options exercised at February 28, 1999...........   4,518,681      13.32
                                                     -----------
   Granted and assumed..............................   6,030,560      16.25
   Exercised........................................  (4,158,603)     10.66
   Cancelled........................................  (4,857,380)     16.43
                                                     -----------
   Options outstanding at February 29, 2000.........  15,998,256      11.16
                                                     -----------
                                                                      10.26
   Options exercised at February 29, 2000...........   2,916,651
                                                     -----------
   Granted and assumed..............................   1,101,614      17.55
   Exercised........................................  (1,958,935)      8.94
   Cancelled........................................  (3,373,355)     12.73
                                                     -----------
   Options outstanding at March 3, 2001.............  11,767,580      11.66
                                                     ===========
   Options exercisable at March 3, 2001.............   4,340,530      11.51
                                                     ===========

--------
* In September 1998, employees holding outstanding stock options with a value exceeding $7.25 per option were given the right to have their options canceled and repriced to $7.25 per option. The repriced options will vest over a period of four to six years.

                            CABLETRON SYSTEMS, INC.

            March 3, 2001, February 29, 2000 and February 28, 1999


  The following table summarizes information concerning currently outstanding and exercisable options as of March 3, 2001:

                              Weighted-
                               average
                              remaining    Weighted-                 Weighted-
  Range of                   contractual    average                   average
  exercise       Options        life       exercise      Options     exercise
   prices      outstanding     (years)       price     exercisable     price
------------   -----------   -----------   ---------   -----------   ---------
$ 0.05- 6.30      428,082        8.6        $ 3.77        170,725     $ 2.62
  6.31- 7.85    5,785,453        6.3          7.25      2,206,280       7.25
  7.86- 9.85      657,073        7.4          8.69        178,896       8.51
  9.86-11.85      365,562        6.7         10.50        292,323      10.33
 11.86-13.85    2,161,493        8.2         13.47        709,238      13.46
 13.86-23.85    1,098,501        8.7         17.54        258,665      16.46
 23.86-33.85    1,130,716        7.2         26.91        496,529      28.47
 33.86-56.74      140,700        9.0         38.54         27,874      36.63
               ----------        ---        ------      ---------     ------
               11,767,580        7.1        $11.66      4,340,530     $11.51
               ==========        ===        ======      =========     ======

  The weighted average estimated fair values of stock options granted and assumed during the years ended March 3, 2001, February 29, 2000 and February 28, 1999 were $17.24, $9.06 and $3.37 per share, respectively.

 (B) Subsidiary Stock Option Plans

  (Enterasys, Riverstone, Aprisma and GNTS) 2000 Equity Incentive Plans

  Each subsidiary's board of directors has adopted its 2000 Equity Incentive Plan ("2000 Plan"), which provides for the grant of awards to employees or directors of, or consultants or advisors to the subsidiary as well as to certain employees of Cabletron and its subsidiaries. Awards under each 2000 Plan may consist of stock options (incentive or non-statutory), restricted and unrestricted stock awards, stock appreciation rights, deferred stock awards, performance awards, other stock-based awards and loans and supplemental grants. The 2000 Plans are administered by the subsidiary board of directors or by a committee of the board, which determines the terms of awards subject to the terms of each 2000 Plan, subject to action by the compensation committee of the board of directors of Cabletron in the event of certain awards to executive officers. The table below provides additional information concerning each plan:

                                     Total
                                     shares
                                    reserved      Maximum number
                                      for       of shares for which
                                    issuance  options may be awarded   Maximum
                                   under each to a participant in any   annual
                                   2000 plan       calendar year      cash award
                                   ---------- ----------------------- ----------
   Enterasys...................... 41,000,000        8,500,000        $5,000,000
   Riverstone..................... 45,000,000        8,500,000         5,000,000
   Aprisma........................ 16,400,000        8,500,000         5,000,000
   GNTS........................... 17,200,000        8,500,000         5,000,000

  Each subsidiary has granted stock options under the respective 2000 Plan that provide for provisional vesting as to one-quarter of the shares subject to the options after one year (April 1, 2001 in the case of the initial grants) with monthly provisional vesting of the remainder ratably over the next three years. Actual vesting of these options, which have a maximum term of ten years, is not scheduled to occur earlier than at the end of

                            CABLETRON SYSTEMS, INC.

            March 3, 2001, February 29, 2000 and February 28, 1999

four years (April 1, 2004 in the case of the initial grants) or, if earlier, upon a distribution by Cabletron of its shares of stock of the subsidiary or upon a sale or other change in control of the subsidiary. In the event of a sale or other change in control of the subsidiary, vesting would also accelerate by ten months. The exercise price of these options has been set at the fair market value of the subsidiary's stock on the date of grant, as determined by the respective board. Upon termination of employment, the unvested portion of these options would terminate and the remainder would remain exercisable for up to ninety days, with special rules applicable in the case of death.

  Consistent with the terms of the 2000 Plans, the subsidiaries have also agreed that, upon the distribution by Cabletron to its shareholders of the subsidiaries stock owned by Cabletron, the subsidiaries will grant stock options to persons then holding options to acquire Cabletron stock, as described in more detail below. The subsidiaries had not issued any stock options through February 29, 2000.

  The subsidiaries and Cabletron have agreed that the subsidiaries will grant to the then-holders of Cabletron stock options, including but not limited to subsidiary employees holding Cabletron options, additional options under the respective 2000 Plans upon distribution of Cabletron's shares of a subsidiary to its stockholders. The same distribution ratio of subsidiary shares that applies in a distribution would be used to determine the number of shares of subsidiary stock subject to the additional subsidiary options granted to holders of Cabletron options. The exercise price of the Cabletron options will be adjusted after the distribution, and the exercise price of the additional subsidiary options will be determined, such that (1) the aggregate amount of intrinsic value (that is, the difference between exercise price and stock value) in the two options immediately after the distribution does not exceed the intrinsic value in the Cabletron options immediately before the distribution and (2) the ratio of the exercise price per option to the market value per share is not reduced. The additional subsidiary options will have the same vesting and exercisability provisions as the Cabletron options to which they relate, subject to special rules in the event of a sale or merger of the subsidiary. The total number of Cabletron options outstanding at March 3, 2001 was 11,767,580.

 (a) Enterasys 2000 Equity Incentive Plan

  The following table reflects activity and exercise prices of stock options under the Enterasys 2000 equity incentive plan for the year ended March 3, 2001:

                                                                    Weighted-
                                                      Number of      average
                                                        shares    exercise price
                                                      ----------  --------------
   Options outstanding, beginning of period..........        --       $ --
     Granted......................................... 31,254,950       3.73
     Exercised.......................................        --         --
     Cancelled....................................... (3,847,350)      3.52
                                                      ----------      -----
     Options outstanding, March 3, 2001.............. 27,407,600       3.76
                                                      ----------      -----
   Options exercisable, March 3, 2001................        --       $ --
                                                      ==========      =====

                            CABLETRON SYSTEMS, INC.

            March 3, 2001, February 29, 2000 and February 28, 1999


  The following table summarizes information concerning currently outstanding Enterasys options as of March 3, 2001. Based on the vesting schedule discussed above, there were no options exercisable as of March 3, 2001:

    Range of                             Weighted-average
    exercise         Options           remaining contractual         Weighted-average
     price         outstanding             life (years)               exercise price
   ----------      -----------         ---------------------         ----------------
     $3.50         21,710,200                   9.2                       $3.50
    3.51-4.50         290,500                   9.5                        4.25
    4.51-5.00       5,406,900                   9.8                        4.79
                   ----------                   ---                       -----
                   27,407,600                   9.3                       $3.76
                   ==========                   ===                       =====

 (b) Riverstone 2000 Equity Incentive Plan

  The following table reflects activity and exercise prices of stock options under the Riverstone plan for the year ended March 3 2001:

                                                                    Weighted-
                                                      Number of      average
                                                        shares    exercise price
                                                      ----------  --------------
   Options outstanding, beginning of period..........        --        $--
     Granted......................................... 36,888,330       4.98
     Exercised.......................................        --         --
     Cancelled....................................... (1,201,600)      4.31
                                                      ----------       ----
     Options outstanding, March 3, 2001.............. 35,686,730       5.01
                                                      ----------       ----
     Options exercisable, March 3, 2001..............        --        $--
                                                      ==========       ====

  The following table summarizes information concerning currently outstanding Riverstone options as of March 3, 2001. Based on the vesting schedule discussed above, there were no options exercisable as of March 3, 2001:

                                       Weighted-average
                           Options   remaining contractual Weighted-average
Range of exercise price  outstanding     life (years)       exercise price
-----------------------  ----------- --------------------- ----------------
         $3.50           27,384,200           9.2               $ 3.50
      3.51- 7.00          1,135,500           9.3                 7.00
      7.01- 9.50          4,746,805           9.4                 9.50
      9.51-12.50          2,420,225           9.3                12.30
                         ----------          ----               ------
                         35,686,730          9.24               $ 5.01
                         ==========          ====               ======

 (c) Aprisma 2000 Equity Incentive Plan

  The following table reflects activity and exercise prices of stock options under the Aprisma 2000 equity incentive plan for the year ended March 3, 2001:

                            CABLETRON SYSTEMS, INC.

            March 3, 2001, February 29, 2000 and February 28, 1999


                                                                    Weighted-
                                                        Number of    average
                                                         shares   exercise price
                                                        --------- --------------
   Options outstanding, beginning of period............       --      $ --
     Granted........................................... 9,162,014      3.58
     Exercised.........................................       --        --
     Cancelled......................................... 1,063,780      3.51
                                                        ---------     -----
     Options outstanding, March 3, 2001................ 8,098,234      3.59
                                                        ---------     -----
   Options exercisable, March 3, 2001..................       --      $ --
                                                        =========     =====

  The following table summarizes information concerning currently outstanding Aprisma options as of March 3, 2001. Based on the vesting schedule discussed above, there were no options exercisable as of March 3, 2001:

                                        Weighted-average
      Range of          Options       remaining contractual     Weighted-average
   exercise price     outstanding         life (years)           exercise price
   --------------     -----------     ---------------------     ----------------
       $3.50           7,164,934              9.23                   $3.50
     3.51-4.25           933,300              9.70                    4.25
                       ---------              ----                   -----
                       8,098,234              9.28                   $3.59
                       =========              ====                   =====

 (d) GNTS 2000 Equity Incentive Plan

  The following table reflects activity and exercise prices of stock options under the GNTS 2000 equity incentive plan for the year ended March 3, 2001:

                                                                    Weighted-
                                                       Number of     average
                                                         shares   exercise price
                                                       ---------- --------------
   Options outstanding, beginning of period...........        --      $ --
     Granted.......................................... 12,782,849      3.63
     Exercised........................................        --        --
     Cancelled........................................  2,464,630      3.55
                                                       ----------     -----
     Options outstanding, March 3, 2001............... 10,318,219      3.66
                                                       ----------     -----
   Options exercisable, March 3, 2001.................        --      $ --
                                                       ==========     =====

  The following table summarizes information concerning currently outstanding GNTS options as of March 3, 2001. Based on the vesting schedule discussed above, there were no options exercisable as of March 3, 2001:

                                           Weighted-average
                               Options   remaining contractual Weighted-average
   Range of exercise price   outstanding     life (years)       exercise price
   -----------------------   ----------- --------------------- ----------------
            $3.50             8,554,746          9.22               $3.50
          3.51-4.25             636,818          9.49                4.25
          4.26-4.50           1,126,655          9.67                4.50
                             ----------          ----               -----
                             10,319,219          9.29               $3.66
                             ==========          ====               =====

                            CABLETRON SYSTEMS, INC.

            March 3, 2001, February 29, 2000 and February 28, 1999


  The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations in accounting for its stock option and employee stock purchase plans. Had compensation cost for the Company's and its subsidiaries' stock-based compensation plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS 123, Accounting for Stock-based Compensation, the Company's net income (loss) would have been reduced (increased) to the pro forma amounts indicated below:

                                          March 3,   February 29, February 28,
                                            2001         2000         1999
                                          ---------  ------------ ------------
   Net income (loss) attributable to
    common shareholders
     As reported......................... $(628,901)   $464,271    $(245,391)
     Pro forma...........................  (690,209)    413,280     (299,654)
   Loss per share
     Net income (loss) per share basic
      and diluted, as reported...........     (3.40)       2.46        (1.47)
     Net income (loss) per share basic
      and diluted, as adjusted...........     (3.74)       2.19        (1.79)

  The effect of applying SFAS 123 as shown in the above pro forma disclosure is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to fiscal 1996.

  The fair value of each Cabletron option grant was estimated on the date of grant using the Black-Scholes option pricing model, with the following assumptions used for grants in the years ended March 3, 2001, February 29, 2000 and February 28, 1999:

                                                             2001   2000   1999
                                                            ------ ------ ------
   Risk-free interest rates................................  4.51%  6.59%   5.1%
   Expected option lives...................................    3.8    3.7    3.7
   Expected volatility..................................... 83.18% 70.14% 76.32%
   Expected dividend yields................................   0.0%   0.0%   0.0%

  The fair value of each stock option grant under each of the subsidiary 2000 equity plans in the table below has been estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the year ended March 3, 2001:

                                             Riverstone Enterasys Aprisma GNTS
                                             ---------- --------- ------- -----
   Risk-free interest rate.................     5.75%      4.74%    4.74%  4.74%
   Expected option lives (in years)........      5.4        4.8      4.8    5.2
   Expected volatility.....................    83.18%     83.18%   83.18% 83.18%
   Expected dividend.......................        0%         0%       0%     0%
   Weighted average fair value per share of
    options granted during the year ended
    March 3, 2001..........................    $5.20       2.52     2.37   2.50

  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because Cabletron and its subsidiaries' options held by employees and directors have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of these options.

                            CABLETRON SYSTEMS, INC.

            March 3, 2001, February 29, 2000 and February 28, 1999

 (C) Employee Stock Purchase Plans

  The Company has two Employee Stock Purchase Plans ("ESPP") which provide for the combined availability of 6,000,000 shares of common stock to be purchased by employees. Under these plans, eligible employees, twice yearly through the accumulation of employee payroll deductions from two to ten percent of employee compensation as defined in the plan, allowing for a total withholding percentage of 4% to 20% under both plans, to a maximum of $12,500 annually (measured by reference to share values at the dates of grant of the Purchase rights), for each plan, may purchase stock at 85 percent of the fair market value of the common stock at the beginning or end of the applicable six-month period, whichever amount is lower. In the year ended March 3, 2001, 905,699 shares were purchased at a weighted-average price of $14.85 per share (1,043,962 shares at $7.49 and 572,087 shares at $9.41, were purchased during the years ended February 29, 2000 and February 28, 1999, respectively). The remaining balance of both ESPPs for purchase by employees at March 3, 2001 was 2,194,859 shares.

 (D) Stock-Based Compensation

  As of the end of the third quarter of fiscal year 2001, each of the Company's four operating subsidiaries had granted options to purchase its common stock to its employees and to certain non-employees. Of these options, an aggregate total of approximately 8.0 million options were granted primarily to three officers of Cabletron and certain other employees of Cabletron, who are not employees of the subsidiaries. These individuals are generally restricted from transferring these options and the underlying shares are subject to restrictions that lapse over a period of time approximating the standard vesting period of options granted by the Company, subject to partial acceleration in certain circumstances. At the subsidiary level, these options generate variable stock-based compensation over the vesting period at fair value using the Black-Scholes option pricing model as the individuals are considered non-employees of the subsidiaries. By approval of each subsidiary's board of directors and the Company's board of directors, these options were accelerated to become fully vested in November 2000. These options to purchase shares of an operating subsidiary become exercisable at the time Cabletron distributes to its shareholders its shares of that subsidiary's common stock or April 1, 2004 or upon a sale of the subsidiary, if earlier. As a result of the acceleration, each subsidiary recorded compensation expense, during the third quarter of fiscal year 2001, that is eliminated in consolidation for Company reporting. For consolidated reporting, the options are accounted for in accordance with APB 25. Accordingly, the Company has measured the intrinsic value at the date of the acceleration. Compensation expense will be recorded by the Company when and if an employee leaves the Company based on the benefit that the individual will receive as a result of the modification.

  In connection with certain subsidiary stock option grants to employees, the Company recorded approximately $11.1 million of unearned stock-based compensation for the excess of the deemed fair market value over the exercise price at date of grant during the year ended 2001. The compensation expense is recognized over the options' vesting period of four years. As a result of these grants, the Company recorded stock-based compensation expense of $1.3 million for the year ended March 3, 2001. At March 3, 2001, $9.8 million of unearned stock-based compensation remains to be amortized as expense.

(20) Restructuring

  In the first quarter of fiscal 2001, the Company recorded a special charge of $27.1 million related to the restructuring initiative undertaken during May 2000 in connection with the Company's transformation. The special charges consisted of $13.5 million related to asset impairments, $11.9 million related to severance benefits and $1.7 million related to exit costs. These charges reflect the expected sale of an office building in Rochester, NH, exit costs associated with the planned closure of 20 sales offices worldwide (11 of which were closed as of March 3, 2001), the write-off of certain assets that were not required subsequent to the

                            CABLETRON SYSTEMS, INC.

            March 3, 2001, February 29, 2000 and February 28, 1999

transformation of the Company and the planned reduction of approximately 570 individuals from the Company's global workforce. The reduction in the global workforce involved principally sales, engineering and administrative personnel and has also included targeted reductions impacting most functions within the Company. The exit costs which the Company expects to incur relate primarily to long-term lease commitments. This initiative is intended to establish the proper sizing of the transformed Company and to align the revenue opportunities with cost models. As of March 3, 2001, 567 employees have been terminated in accordance with the plan.

  The following table summarized the recorded accruals and uses of the restructuring initiative from inception through March 3, 2001:

                                            Asset    Severance Exit
                                         impairments benefits  costs   Total
                                         ----------- --------- -----  -------
                                                   (In thousands)
     Total charge.......................  $ 13,512     11,872  1,667   27,051
     Cash payments since inception......       --     (10,490)  (520) (11,010)
     Non-cash items since inception.....   (13,512)       --     --   (13,512)
                                          --------    -------  -----  -------
     Accrual balance as of March 3,
      2001..............................  $    --       1,382  1,147    2,529
                                          ========    =======  =====  =======

  In the year ended February 29, 2000, the Company recorded $21.1 million of special charges for the restructuring initiative undertaken during March 1999. These charges reflect the closure of the Company's manufacturing facility in Ohio, the planned closure of 40 sales offices worldwide (37 of which were closed as of February 29, 2000), the consolidation and outsourcing of manufacturing operations, the write-off of certain assets that were not required subsequent to the restructuring and the planned reduction of approximately 1,000 individuals from the Company's global workforce. The reduction in the global workforce is expected to be principally manufacturing and distribution personnel but will also include targeted reductions impacting most functions within the Company. The exit costs which the Company expects to incur relate primarily to long-term lease commitments which will be paid out over a few years and repayments of economic development grants. This initiative is intended to reduce the expense structure of the Company; lower cost of goods sold; increase cash reserves; provide higher return on assets and revenue per employee; enable aggressive asset reduction and consolidation initiatives and increase net income. These actions were completed during the first quarter of fiscal year 2001. This restructuring plan was undertaken after the Company had decided to outsource its manufacturing operations. An adjustment to the original charge was required, because the Company signed an agreement to sell its manufacturing assets to a different OEM than originally planned. This OEM, Flextronics, hired more personnel than originally estimated.

(21) Compaq Agreement

  The Company acquired certain assets of the Network Products Group of Digital Equipment Corporation, on February 7, 1998. With this acquisition, Digital Equipment Corporation ("Digital") entered into a reseller agreement with the Company pursuant to which Digital committed to purchase from the Company a minimum amount of product bearing the Digital brand name. The reseller agreement was scheduled to expire on June 30, 2001. On June 11, 1998, Digital was acquired by Compaq Computer Corporation ("Compaq"). On May 25, 1999, Compaq entered into an OEM agreement with the Company pursuant to which Compaq committed to purchase from the Company a minimum amount of networking product bearing the Compaq brand name as well as product bearing the Digital brand name. The OEM agreement contained, among other things, a pricing rebate that compensated the Company for Compaq purchase shortfalls. The OEM agreement was scheduled to expire on June 30, 2001.

                            CABLETRON SYSTEMS, INC.

            March 3, 2001, February 29, 2000 and February 28, 1999


  On September 20, 1999, as a result of Compaq's decision to exit certain non-core businesses, including the business of reselling Compaq and Digital branded network products, Compaq and the Company agreed to terminate the OEM agreement and enter into a new agreement. Under the agreement, the two companies intended to transition sales of legacy Digital branded products from Compaq and its resellers to the Company. Further, the two companies agreed to expand the relationship between the Company and Compaq's professional services organization and Cabletron would continue to resell, and Compaq was expected to continue servicing, Digital branded products. Further, Compaq was to continue as a reseller of Cabletron-branded networking hardware and Cabletron's Spectrum network management software. In terminating the OEM agreement, Compaq agreed to pay the Company approximately $85.0 million, in November 1999, as a final purchase of Compaq and Digital branded products in the Company's manufacturing pipeline. As of February 29, 2000, all such product in the pipeline was accepted by Compaq and recorded in sales by the Company. $48.7 million was recorded in sales in the three months ended February 29, 2000 and $36.3 million was recorded in sales for the three months ended November 30, 1999 relating to such product in the pipeline.

  In addition, Compaq paid the Company $25.0 million to eliminate Compaq's quarterly purchase commitments going forward. This $25.0 million was recorded in other income during fiscal year 2000 since the payment was not refundable under any circumstances.

  Additionally, as part of the transition from the OEM agreement, Compaq returned to the Company certain networking product inventory, previously purchased and paid for, was reworked and resold as Cabletron branded product. The Company had no further obligation to compensate Compaq for this returned product. The original cost, less estimated rework, of this inventory was $12.2 million and was recorded as other income during fiscal year 2000.

  As part of the agreement, Compaq agreed to continue to act as a reseller of Cabletron hardware and software products through the third quarter of fiscal year 2002; pursuant to this agreement, Compaq issued $34.0 million of prepaid purchase orders for Company product of which $32.4 million has been shipped as of March 3, 2001. The remaining $5.6 million has been recorded as deferred revenue as of March 3, 2001 and will be recorded in sales as Compaq accepts the product through the third quarter of fiscal year 2002.

  In addition, the parties have agreed to pursue a strategic alliance focused on Cabletron's Spectrum network management software. Compaq, in furtherance of this alliance, has made a $14.0 million equity investment in Cabletron's subsidiary, Aprisma, which markets Spectrum products. The proportionate interest in Aprisma has been reflected as minority interest in the Company's consolidated financial statements.

(22) Initial Public Offering of Riverstone

  On February 16, 2001, Riverstone completed the initial public offering of
10.0 million shares of common stock of Riverstone at $12 per share. Prior to the offering, Riverstone was a wholly owned subsidiary of Cabletron. Net proceeds from the offering totaled $108.8 million and were used for general working capital purposes. No gain or loss was recorded by the Company associated with this transaction.

  After Riverstone's registration statement relating to the initial public offering had been declared effective, the strategic investors elected to exercise stock purchase rights such that Riverstone issued 5.4 million shares of its common stock in respect of such rights. Net proceeds from the purchase rights exercise were approximately $46.6 million. Cabletron continued to own approximately 85 percent of Riverstone subsequent to the offering and exercise by the strategic investors of the stock purchase.

                            CABLETRON SYSTEMS, INC.

            March 3, 2001, February 29, 2000 and February 28, 1999


(23) Employee Benefit Plan

  The Company's eligible employees may participate in a plan known as the Cabletron Systems, Inc. 401(k) Plan (the "401(k) Plan") which provides retirement benefits to the eligible employees of participating employers. As allowed under Section 401(k) of the Internal Revenue Code, the 401(k) Plan provides tax-deferred salary deductions for eligible employees. Participants may elect to contribute from 1% to 18% of their annual compensation to the 401(k) Plan each year, limited to a maximum annual amount as set periodically by the Internal Revenue Service. In addition, unless determined otherwise by the Cabletron board of directors, the 401(k) Plan provides for a basic matching contribution each quarter on behalf of each eligible participant equal to the lesser of $250 or 50% of the participant's elective contributions for the quarter. The 401(k) Plan also provides for a quarterly supplemental matching contribution equal to the lesser of $250 or 5% of the participant's elective contributions if Cabletron's performance meets a specified threshold. The 401(k) Plan also provides for make-up matching contributions to address specified circumstances where fluctuations in a participant's level of deferrals result in lower basic or supplemental matching contributions than would be the case with a level rate of deferrals. Employees become vested in the matching contributions according to a three-year vesting schedule based on initial date of hire. The Company's expenses related to matching contributions to the 401(k) Plan for the years ended March 3, 2001, February 29, 2000 and February 28, 1999 and were $1.5 million, $1.4 million, and $1.5, respectively.

(24) Related Party Transactions

 Investments

  The Company maintains investments in private debt and equity securities of certain companies and accounts for these investments under the cost method of accounting. The Company does not maintain a controlling interest in these entities. In limited instances the Company recorded revenue in transactions where the Company received equity instruments in exchange for products sold. During the fiscal years ended March 3, 2001, February 29, 2000 and February 28, 1999, the Company recorded revenues of $19.9 million, $12.5 million and $2.5 million, respectively, from these companies in which the Company maintained an investment.

(25) Manufacturing and Key Suppliers

  The Company does not have internal manufacturing capabilities. The Company outsources substantially all of its manufacturing to one company, Flextronics, which procures material on the Company's behalf and provides comprehensive manufacturing services, including assembly, test and control. Flextronics manufactures the Company's products in Rochester, New Hampshire, San Jose, California and Limerick, Ireland. Also, the Company and/or Flextronics purchase several key components used in the manufacture of its products from single or limited sources and is dependent upon supply from these sources to meet its needs.

                            CABLETRON SYSTEMS, INC.

            March 3, 2001, February 29, 2000 and February 28, 1999


(26) Quarterly Financial Data (Unaudited)

                                                                          Net
                                                          Net income     income
                                            Income        (loss) to      (loss)
                          Net      Gross  (loss) from       common        per
                        revenues  margin  operations     shareholders   share(a)
                       ---------- ------- -----------    ------------   --------
                             (In thousands, except per share amounts)

                                         Fiscal year 2001
                       ---------------------------------------------------------
First quarter......... $  275,064 121,504   (69,948)(d)     (37,861)(d)  (0.21)
Second quarter........    261,434 122,243   (51,716)       (127,726)     (0.69)
Third quarter.........    248,939 123,943   (31,341)        (35,452)     (0.19)
Fourth quarter........    286,016 145,413   (45,179)(c)    (427,862)(e)  (2.30)
                       ---------- -------  --------        --------      -----
  Total year.......... $1,071,453 513,103  (198,184)       (628,901)     (3.40)
                       ========== =======  ========        ========      =====

                                         Fiscal year 2000
                       ---------------------------------------------------------
First quarter......... $  349,533 139,940   (39,977)(b)     (22,525)(b)  (0.13)
Second quarter........    356,639 164,375     5,881          13,009       0.07
Third quarter.........    371,653 176,250    20,239          42,598       0.22
Fourth quarter........    381,768 175,208     8,082 (c)     431,189 (c)   2.23
                       ---------- -------  --------        --------      -----
  Total year.......... $1,459,593 655,773    (5,775)        464,271       2.46
                       ========== =======  ========        ========      =====

--------
(a)  Due to rounding, some totals may not add.
(b) Includes $23.7 million related to the restructuring initiative that was announced in March 1999.
(c) Includes $2.6 million adjustment to decrease the aforementioned March 1999 restructuring initiative.
(d) Includes $27.1 million related to the restructuring initiative announced during the first quarter of fiscal 2001.
(e) Includes $25.6 million of in-process research and development charges related to the acquisition of Indus River.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information relating to the Directors of the Company is set forth in the section entitled "Proposal 1: Election of Class III Directors," appearing in the Company's Proxy Statement for its 2001 Annual Meeting of Stockholders ("Proxy Statement"), which is incorporated herein by reference. Information relating to the executive officers of the Company is included in the section titled "Executive Officers of the Registrant," appearing in Part I hereof. Information with respect to directors and executive officers who failed to timely file reports required by Section 16(a) of the Securities Exchange Act of 1934 may be found in the Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance." Such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

  See the information set forth in the section entitled "Executive Compensation," appearing in the Company's Proxy Statement for its 2001 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  See the information set forth in the section entitled "Securities Ownership of Certain Beneficial Owners and Management," appearing in the Company's Proxy Statement for its 2001 Annual Meeting of Stockholders, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  See the information set forth in the section entitled "Certain
Transactions," appearing in the Company's Proxy Statement for its 2001 Annual Meeting of Stockholders, which is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

  (a) Documents filed as part of this report:

  1. Consolidated financial statements (see Item 8)

    The consolidated financial statements of Cabletron Systems, Inc. can be found in this document on the following pages:

                                                                       page(s)
                                                                       -------
   Independent Auditors' Report.......................................    48
   Consolidated Balance Sheets at March 3, 2001 and February 29,
    2000..............................................................    49
   Consolidated Statements of Operations for years ended March 3,
    2001, February 29, 2000 and February 28, 1999 ....................    50
   Consolidated Statements of Redeemable Convertible Preferred Stock
    and Stockholders' Equity for years ended March 3, 2001, February
    29, 2000 and February 28, 1999....................................    51
   Consolidated Statements of Cash Flows for years ended March 3,
    2001, February 29, 2000 and February 28, 1999.....................    53
   Notes to Consolidated Financial Statements.........................    54

  2. Consolidated financial statement schedule

  The consolidated financial statement schedule of Cabletron Systems, Inc. is included in Part IV of this report:

                                                                         page(s)
                                                                         -------
   Independent Auditors' Report.........................................    99
   Schedule II--Valuation and Qualifying Accounts.......................   100

  All other schedules have been omitted since they are not required, not applicable or the information has been included in the consolidated financial statements or the notes thereto.

  3. Exhibits

  The following exhibits unless herein filed are incorporated by reference.

 2.1 Amended and Restated Transformation Agreement, effective as of June 3,
     2000, among Cabletron, Aprisma, Enterasys, GNTS and Riverstone, incorporated by reference to Exhibit 2.1 of Cabletron's quarterly report on Form 10-Q, filed on January 16, 2001 (the "Q3 2001 10-Q").

 2.2 Amended and Restated Asset Contribution Agreement, effective as of June 3,
     2000, between Cabletron and Aprisma, incorporated by reference to Exhibit
     2.2 of the Q3 2001 10-Q.

 2.3 Amended and Restated Asset Contribution Agreement, effective as of June 3,
     2000, between Cabletron and Enterasys, incorporated by reference to
     Exhibit 2.3 of the Q3 2001 10-Q.

 2.4 Amended and Restated Asset Contribution Agreement, effective as of June 3,
     2000, between Cabletron and GNTS, incorporated by reference to Exhibit 2.4 of the Q3 2001 10-Q.

 2.5 Amended and Restated Asset Contribution Agreement, effective as of June 3,
     2000, between Cabletron and Riverstone, incorporated by reference to
     Exhibit 2.5 of the Q3 2001 10-Q.

 2.6 Tax Sharing Agreement, dated as of June 3, 2000, among Cabletron, Aprisma,
     Enterasys, GNTS and Riverstone, incorporated by reference to Exhibit 2.6 of Cabletron's quarterly report on Form 10-Q, filed on October 18, 2000
     (the "Q2 2001 10-Q").

 2.7   Distribution-Related Option Agreement among Cabletron, Aprisma,
       Enterasys, GNTS and Riverstone, incorporated by reference to Exhibit 2.7 of the Q2 2001 10-Q.

 2.8 Assignment and Assumption Agreement, dated as of June 3, 2000, by and between Cabletron and Enterasys pertaining to the Manufacturing Services
       Agreement, dated as of February 29, 2000, between the Company and Flextronics International USA, Inc., incorporated by reference to
       Exhibit 2.8 of the Q2 2001 10-Q.

  2.9  Services Agreement, dated as of August 28, 2000, between Cabletron and
       Aprisma, incorporated by reference to Exhibit 2.19 of the Q2 2001 10-Q.

  2.10 Services Agreement, dated as of August 28, 2000, between Cabletron and
       Enterasys, incorporated by reference to Exhibit 2.20 of the Q2 2001 10-
       Q.

  2.11 Services Agreement, dated as of August 28, 2000, between Cabletron and
       GNTS, incorporated by reference to Exhibit 2.21 of the Q2 2001 10-Q.

  2.12 Services Agreement, dated as of August 28, 2000, between Cabletron and
       Riverstone, incorporated by reference to Exhibit 2.22 of the Q2 2001 10-
       Q.

  2.13 Sub-Services Agreement, dated as of August 28, 2000, between Cabletron and Enterasys, incorporated by reference to Exhibit 2.23 of the Q2 2001
       10-Q.

  3.1 Restated Certificate of Incorporation of Cabletron, as amended, incorporated by reference to Exhibit 3.1 of the Q2 2001 10-Q.

  3.2  Certificate of Designations, Preferences and Rights for Series A and
       Series B Convertible Preferred Stock of Cabletron, incorporated by reference to Exhibit 2.4 of Cabletron's current report on Form 8-K, filed on September 11, 2000 (the "Silver Lake 8-K").

  3.3  Certificate of Designations, Preferences and Rights for Series C
       Convertible Preferred Stock of Cabletron.

  3.4  Amended and Restated By-laws of Cabletron, incorporated by reference to
       Exhibit 3.6 of Cabletron's annual report on Form 10-K for the fiscal year ended February 29, 2000, filed on May 30, 2000 (the "2000 10-K").

  4.1 Specimen stock certificate of Cabletron common stock, incorporated by reference to Exhibit 4 of Cabletron's Registration Statement on Form S-
       1, No. 33-28055 (the "First Form S-1").

  4.2  Specimen stock certificate of Cabletron Series A Preferred Stock.

  4.3  Specimen stock certificate of Cabletron Series B Preferred Stock.

  4.4 Specimen stock certificate of Cabletron Series C Preferred Stock, incorporated by reference to Exhibit 4.2 of Cabletron's registration statement on Form S-4, No. 333-47854.

  4.5  Form of Escrow Agreement by and among the registrant, Indus River
       Networks, Inc., the stockholder representative and State Street Bank &
       Trust, as escrow agent, incorporated by reference to Exhibit 4.3 to Cabletron's registration statement on Form S-4, No. 333-47854.

  4.6  Amended and Restated Securities Purchase Agreement, dated as of August
       29, 2000, between Cabletron and Silver Lake, incorporated by reference to Exhibit 2.1 of the Silver Lake 8-K.

  4.7 Assignment Agreement among Silver Lake and the Investors named therein, dated August 29, 2000, incorporated by reference to Exhibit 4.2 of the Q2 2001 10-Q.

  4.8 Standstill Agreement, dated as of August 29, 2000, between Cabletron and the Investors, incorporated by reference to Exhibit 2.3 of the Silver
       Lake 8-K.

  4.9  Form of Class A Warrant of Cabletron, incorporated by reference to
       Exhibit 2.5 of the Silver Lake 8-K.

  4.10 Form of Class B Warrant of Cabletron, incorporated by reference to
       Exhibit 2.6 of the Silver Lake 8-K.

  4.11 Form of Subsidiary Stock Purchase Right, incorporated by reference to
       Exhibit 4.6 of the Q2 2001
       10-Q.

  4.12 Form of Subsidiary Warrant, incorporated by reference to Exhibit 4.7 of the Q2 2001 10-Q.

 10.1  1989 Restricted Stock Purchase Plan, incorporated by reference to
       Exhibit 10.1 of the First Form S-1.

 10.2 1989 Restricted Stock Plan, incorporated by reference to Exhibit 10.2 of the First Form S-1.

 10.3  1989 Equity Incentive Plan, as amended, incorporated by reference to
       Exhibit 4 of Cabletron's registration statement on Form S-8, No. 33-
       50454.

 10.4 1989 Employee Stock Purchase Plan, as amended, incorporated by reference to Exhibit 4.1 of Cabletron's registration statement on Form S-8, No.
       33-31572.

 10.5 1989 Stock Option Plan for Directors, as amended, incorporated by reference to Exhibit 10.5 of Cabletron's registration statement on Form
       S-3, No. 33-54466.

 10.6  Agency Agreement between the Registrant and International Cable Networks
       Inc., incorporated by reference to Exhibit 10.6 of the First Form S-1.

 10.7  Lease dated October 19, 1992 between the Registrant and Heidelberg
       Harris, Inc., relating to leased premises in Durham, New Hampshire, incorporated by reference to Exhibit 10.9 of the First Form S-3.

 10.8  Letter Sublease Agreement, dated June 4, 1998, between Picturetel
       Corporation and Cabletron, together with related documents.

 10.9 Sublease, dated as of December 4, 2000, between 273 Corporate Drive, LLC and Aprisma, together with related documents.

 10.10 Lease Agreement (the "Santa Clara Lease") between WPM II Real Estate
       Limited Partnership and Cabletron Systems Sales and Service, Inc., dated
       January 6, 1999, together with Tenant Estoppel Certificate dated June
       13, 2000.

 10.11 Assignment of the Santa Clara Lease, effective August 28, 2000, between
       Cabletron Systems Sales and Service, Inc. and Riverstone.

 10.12 Registration Rights Agreement, dated as of August 29, 2000, among
       Cabletron and the Investors, incorporated by reference to Exhibit 2.7 of the Silver Lake 8-K.

 10.13 Registration Rights Agreement, dated as of August 29, 2000, among
       Aprisma and the Investors, incorporated by reference to Exhibit 2.8 of the Silver Lake 8-K.

 10.14 Registration Rights Agreement, dated as of August 29, 2000, among
       Enterasys and the Investors, incorporated by reference to Exhibit 2.9 of the Silver Lake 8-K.

 10.15 Registration Rights Agreement, dated as of August 29, 2000, among GNTS and the Investors, incorporated by reference to Exhibit 2.10 of the Silver Lake 8-K.

 10.16 Registration Rights Agreement, dated as of August 29, 2000, among
       Riverstone and the Investors, incorporated by reference to Exhibit 2.11 of the Silver Lake 8-K.


 10.17 Manufacturing Services Agreement, dated as of February 29, 2000, between the Company and Flextronics International USA, Inc., incorporated by reference to Exhibit 10.6 of Cabletron's quarterly report on Form 10-
       Q/A, filed on February 12, 2001.

 10.18 Standstill and Disposition Agreement, dated as of December 17, 1999, between Efficient Networks, Inc. and the Company, which is incorporated by reference to Exhibit 2.4 of Cabletron's current report on Form 8-K, filed on January 14, 2000.

 10.19 Amended and Restated Change-in-control Severance Benefit Plan for Key
       Employees.

 10.20 1998 Equity Incentive Plan, incorporated by reference to Exhibit 4.1 of the Company's registration statement on Form S-8, No. 333-83991.

 10.21 Amended and Restated Aprisma 2000 Equity Incentive Plan, incorporated by reference to Exhibit 10.7 of the Q2 2001 10-Q.

 10.22 Amended and Restated GNTS 2000 Equity Incentive Plan, incorporated by reference to Exhibit 10.8 of the Q2 2001 10-Q.

 10.23 Amended and Restated Enterasys 2000 Equity Incentive Plan, incorporated by reference to Exhibit 10.9 of the Q2 2001 10-Q.

 10.24 Amended and Restated Riverstone 2000 Equity Incentive Plan, incorporated by reference to Exhibit 10.10 of the Q2 2001 10-Q.

 10.25 Riverstone Change-In-Control Severance Benefit Plan for Key Employees.

 10.26 Aprisma Change-In-Control Several Benefit Plan for Key Employees, incorporated by reference to Exhibit 10.2 of the Q3 2001 10-Q.

 10.27 Enterasys Change-In-Control Several Benefit Plan for Key Employees, incorporated by reference to Exhibit 10.2 of the Q3 2001 10-Q.

 10.28 GNTS Change-In-Control Several Benefit Plan for Key Employees, incorporated by reference to Exhibit 10.4 of the Q3 2001 10-Q.

 10.29 Form of Subsidiary Option Grant for Messrs. Patel, Kirkpatrick and
       Jaeger for options granted from the 2000 Equity Incentive Plans of Aprisma, Enterasys, GNTS and Riverstone, incorporated by reference to
       Exhibit 10.5 of the Q3 2001 10-Q.

 10.30 Employment Agreement with Piyush Patel, incorporated by reference to
       Exhibit 10.19 of Cabletron's quarterly report on Form 10-Q, filed on July 15, 1999 (the "Q1 1999 10-Q").

 10.31 Employment Agreement with Romulus Pereira, incorporated by reference to
       Exhibit 10.20 of the Q1 1999 10-Q.

 10.32 Promissory Note, dated April 12, 2000 of Piyush Patel, incorporated by reference to Exhibit 10.25 of the 2000 10-K.

 10.33 Promissory Note, dated January 1, 2000 of Earle Humphreys, incorporated by reference to Exhibit 10.26 of the 2000 10-K.

 10.34 Promissory Note, dated August 23, 1999 of Enrique P. (Henry) Fiallo, incorporated by reference to Exhibit 10.28 of the 2000 10-K.

 10.35 Promissory Note, dated January 1, 2000 of Enrique P. (Henry) Fiallo, incorporated by reference to Exhibit 10.27 of the 2000 10-K.

 10.36 Promissory Note, dated April 12, 2000, of Romulus Pereira.


 10.37 Promissory Note, dated June 1, 2000, of David Kirkpatrick.

 10.38 Promissory Note, dated June 15, 2000, of David Kirkpatrick.

 10.39 Promissory Note, dated January 1, 2000, of Eric Jaeger.

 22.1  Subsidiaries of Cabletron Systems, Inc.

 23.1  Consent of Independent Auditors.

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Cabletron Systems, Inc.:

  Under date of April 12, 2001, except for the first paragraph of Note 16, which is as of May 23, 2001, we reported on the consolidated balance sheets of Cabletron Systems, Inc. and subsidiaries as of March 3, 2001 and February 29, 2000, and the related consolidated statements of operations, redeemable convertible preferred stock, stockholders' equity, and cash flows for each of the years in the three-year period ended March 3, 2001. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedule as listed in item 14(a)2 of this Form 10-K. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

  In our opinion, the consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG LLP

Boston, Massachusetts
April 12, 2001, except for the first paragraph of Note 16, which is as of May 23, 2001

                            CABLETRON SYSTEMS, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
       Years Ended March 3, 2001, February 29, 2000 and February 28, 1999
                                 (In thousands)

                                                  Amounts
                                                attributable              Balance
                         Balance at            to changes in              at end
                         beginning  Charged to    foreign       Amounts     of
      Description        of period   expense   currency rates written off period
      -----------        ---------- ---------- -------------- ----------- -------
Allowance for doubtful
 accounts
  March 3, 2001.........  $21,684    $20,605        $ 0        $(11,730)  $30,559
  February 29, 2000.....   23,260     17,650          0         (19,226)   21,684
  February 28, 1999.....   21,043     10,784          0          (8,567)   23,260

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Cabletron Systems, Inc.

                                                    /s/ Piyush Patel
                                          By: _________________________________
                                                        Piyush Patel
                                               Chairman, President and Chief
                                                     Executive Officer

                                          Date: June 1, 2001

                               POWER OF ATTORNEY

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

         /s/ Piyush Patel              Chairman, President and       June 1, 2001
______________________________________  Chief Executive Officer
             Piyush Patel

     /s/ David J. Kirkpatrick          Chief Operating Officer       June 1, 2001
______________________________________  and Chief Financial
         David J. Kirkpatrick           Operating Officer
                                        (Principal Financial and
                                        Accounting Officer)

      /s/ Michael D. Myerow            Secretary and Director        June 1, 2001
______________________________________
          Michael D. Myerow

       /s/ Craig R. Benson             Director
______________________________________
           Craig R. Benson

        /s/ Paul R. Duncan             Director                      June 1, 2001
______________________________________
            Paul R. Duncan

      /s/ James A. Davidson            Director                      June 1, 2001
______________________________________
          James A. Davidson

                                 EXHIBIT INDEX

 Exhibit
   No.                             Exhibit Description
 -------                           -------------------
 2.1     Amended and Restated Transformation Agreement, effective as of June 3,
         2000, among Cabletron, Aprisma, Enterasys, GNTS and Riverstone, incorporated by reference to Exhibit 2.1 of Cabletron's quarterly report on Form 10-Q, filed on January 16, 2001 (the "Q3 2001 10-Q").

 2.2     Amended and Restated Asset Contribution Agreement, effective as of
         June 3, 2000, between Cabletron and Aprisma, incorporated by reference to Exhibit 2.2 of the Q3 2001 10-Q.

 2.3     Amended and Restated Asset Contribution Agreement, effective as of
         June 3, 2000, between Cabletron and Enterasys, incorporated by reference to Exhibit 2.3 of the Q3 2001 10-Q.

 2.4     Amended and Restated Asset Contribution Agreement, effective as of
         June 3, 2000, between Cabletron and GNTS, incorporated by reference to
         Exhibit 2.4 of the Q3 2001 10-Q.

 2.5     Amended and Restated Asset Contribution Agreement, effective as of
         June 3, 2000, between Cabletron and Riverstone, incorporated by reference to Exhibit 2.5 of the Q3 2001 10-Q.

 2.6     Tax Sharing Agreement, dated as of June 3, 2000, among Cabletron,
         Aprisma, Enterasys, GNTS and Riverstone, incorporated by reference to
         Exhibit 2.6 of Cabletron's quarterly report on Form 10-Q, filed on October 18, 2000 (the "Q2 2001 10-Q").

 2.7     Distribution-Related Option Agreement among Cabletron, Aprisma,
         Enterasys, GNTS and Riverstone, incorporated by reference to Exhibit
         2.7 of the Q2 2001 10-Q.

 2.8 Assignment and Assumption Agreement, dated as of June 3, 2000, by and between Cabletron and Enterasys pertaining to the Manufacturing
         Services Agreement, dated as of February 29, 2000, between the Company and Flextronics International USA, Inc., incorporated by reference to
         Exhibit 2.8 of the Q2 2001 10-Q.

  2.9    Services Agreement, dated as of August 28, 2000, between Cabletron and
         Aprisma, incorporated by reference to Exhibit 2.19 of the Q2 2001 10-
         Q.

  2.10   Services Agreement, dated as of August 28, 2000, between Cabletron and
         Enterasys, incorporated by reference to Exhibit 2.20 of the Q2 2001
         10-Q.

  2.11   Services Agreement, dated as of August 28, 2000, between Cabletron and
         GNTS, incorporated by reference to Exhibit 2.21 of the Q2 2001 10-Q.

  2.12   Services Agreement, dated as of August 28, 2000, between Cabletron and
         Riverstone, incorporated by reference to Exhibit 2.22 of the Q2 2001
         10-Q.

  2.13 Sub-Services Agreement, dated as of August 28, 2000, between Cabletron and Enterasys, incorporated by reference to Exhibit 2.23 of the Q2
         2001 10-Q.

  3.1 Restated Certificate of Incorporation of Cabletron, as amended, incorporated by reference to Exhibit 3.1 of the Q2 2001 10-Q.

  3.2    Certificate of Designations, Preferences and Rights for Series A and
         Series B Convertible Preferred Stock of Cabletron, incorporated by reference to Exhibit 2.4 of Cabletron's current report on Form 8-K, filed on September 11, 2000 (the "Silver Lake 8-K").

  3.3    Certificate of Designations, Preferences and Rights for Series C
         Convertible Preferred Stock of Cabletron.

 Exhibit
   No.                             Exhibit Description
 -------                           -------------------
  3.4    Amended and Restated By-laws of Cabletron, incorporated by reference to Exhibit 3.6 of Cabletron's annual report on Form 10-K for the fiscal year ended February 29, 2000, filed on May 30, 2000 (the "2000
         10-K").

  4.1 Specimen stock certificate of Cabletron common stock, incorporated by reference to Exhibit 4 of Cabletron's Registration Statement on Form
         S-1, No. 33-28055 (the "First Form S-1").

  4.2    Specimen stock certificate of Cabletron Series A Preferred Stock.

  4.3    Specimen stock certificate of Cabletron Series B Preferred Stock.

  4.4 Specimen stock certificate of Cabletron Series C Preferred Stock, incorporated by reference to Exhibit 4.2 of Cabletron's registration statement on Form S-4, No. 333-47854.

  4.5    Form of Escrow Agreement by and among the registrant, Indus River
         Networks, Inc., the stockholder representative and State Street Bank &
         Trust, as escrow agent, incorporated by reference to Exhibit 4.3 to Cabletron's registration statement on Form S-4, No. 333-47854.

  4.6    Amended and Restated Securities Purchase Agreement, dated as of August
         29, 2000, between Cabletron and Silver Lake, incorporated by reference to Exhibit 2.1 of the Silver Lake 8-K.

  4.7 Assignment Agreement among Silver Lake and the Investors named therein, dated August 29, 2000, incorporated by reference to Exhibit
         4.2 of the Q2 2001 10-Q.

  4.8 Standstill Agreement, dated as of August 29, 2000, between Cabletron and the Investors, incorporated by reference to Exhibit 2.3 of the Silver Lake 8-K.

  4.9    Form of Class A Warrant of Cabletron, incorporated by reference to
         Exhibit 2.5 of the Silver Lake 8-K.

  4.10   Form of Class B Warrant of Cabletron, incorporated by reference to
         Exhibit 2.6 of the Silver Lake 8-K.

  4.11   Form of Subsidiary Stock Purchase Right, incorporated by reference to
         Exhibit 4.6 of the Q2 2001
         10-Q.

  4.12 Form of Subsidiary Warrant, incorporated by reference to Exhibit 4.7 of the Q2 2001 10-Q.

 10.1    1989 Restricted Stock Purchase Plan, incorporated by reference to
         Exhibit 10.1 of the First Form S-1.

 10.2 1989 Restricted Stock Plan, incorporated by reference to Exhibit 10.2 of the First Form S-1.

 10.3    1989 Equity Incentive Plan, as amended, incorporated by reference to
         Exhibit 4 of Cabletron's registration statement on Form S-8, No. 33-
         50454.

 10.4 1989 Employee Stock Purchase Plan, as amended, incorporated by reference to Exhibit 4.1 of Cabletron's registration statement on Form
         S-8, No. 33-31572.

 10.5 1989 Stock Option Plan for Directors, as amended, incorporated by reference to Exhibit 10.5 of Cabletron's registration statement on Form S-3, No. 33-54466.

 10.6    Agency Agreement between the Registrant and International Cable
         Networks Inc., incorporated by reference to Exhibit 10.6 of the First
         Form S-1.

 10.7    Lease dated October 19, 1992 between the Registrant and Heidelberg
         Harris, Inc., relating to leased premises in Durham, New Hampshire, incorporated by reference to Exhibit 10.9 of the First Form S-3.

 10.8    Letter Sublease Agreement, dated June 4, 1998, between Picturetel
         Corporation and Cabletron, together with related documents.

 Exhibit
   No.                             Exhibit Description
 -------                           -------------------

 10.9    Sublease, dated as of December 4, 2000, between 273 Corporate Drive,
         LLC and Aprisma, together with related documents.

 10.10   Lease Agreement (the "Santa Clara Lease") between WPM II Real Estate
         Limited Partnership and Cabletron Systems Sales and Service, Inc., dated January 6, 1999, together with Tenant Estoppel Certificate dated
         June 13, 2000.

 10.11 Assignment of the Santa Clara Lease, effective August 28, 2000, between Cabletron Systems Sales and Service, Inc. and Riverstone.

 10.12   Registration Rights Agreement, dated as of August 29, 2000, among
         Cabletron and the Investors, incorporated by reference to Exhibit 2.7 of the Silver Lake 8-K.

 10.13   Registration Rights Agreement, dated as of August 29, 2000, among
         Aprisma and the Investors, incorporated by reference to Exhibit 2.8 of the Silver Lake 8-K.

 10.14   Registration Rights Agreement, dated as of August 29, 2000, among
         Enterasys and the Investors, incorporated by reference to Exhibit 2.9 of the Silver Lake 8-K.

 10.15 Registration Rights Agreement, dated as of August 29, 2000, among GNTS and the Investors, incorporated by reference to Exhibit 2.10 of the Silver Lake 8-K.

 10.16   Registration Rights Agreement, dated as of August 29, 2000, among
         Riverstone and the Investors, incorporated by reference to Exhibit
         2.11 of the Silver Lake 8-K.

 10.17 Manufacturing Services Agreement, dated as of February 29, 2000, between the Company and Flextronics International USA, Inc., incorporated by reference to Exhibit 10.6 of Cabletron's quarterly report on Form 10-Q/A, filed on February 12, 2001.

 10.18 Standstill and Disposition Agreement, dated as of December 17, 1999, between Efficient Networks, Inc. and the Company, which is incorporated by reference to Exhibit 2.4 of Cabletron's current report on Form 8-K, filed on January 14, 2000.

 10.19   Amended and Restated Change-in-control Severance Benefit Plan for Key
         Employees.

 10.20 1998 Equity Incentive Plan, incorporated by reference to Exhibit 4.1 of the Company's registration statement on Form S-8, No. 333-83991.

 10.21 Amended and Restated Aprisma 2000 Equity Incentive Plan, incorporated by reference to Exhibit 10.7 of the Q2 2001 10-Q.

 10.22 Amended and Restated GNTS 2000 Equity Incentive Plan, incorporated by reference to Exhibit 10.8 of the Q2 2001 10-Q.

 10.23 Amended and Restated Enterasys 2000 Equity Incentive Plan, incorporated by reference to Exhibit 10.9 of the Q2 2001 10-Q.

 10.24 Amended and Restated Riverstone 2000 Equity Incentive Plan, incorporated by reference to Exhibit 10.10 of the Q2 2001 10-Q.

 10.25   Riverstone Change-In-Control Severance Benefit Plan for Key Employees.

 Exhibit
   No.                             Exhibit Description
 -------                           -------------------

 10.26 Aprisma Change-In-Control Several Benefit Plan for Key Employees, incorporated by reference to Exhibit 10.2 of the Q3 2001 10-Q.

 10.27 Aprisma Change-In-Control Several Benefit Plan for Key Employees, incorporated by reference to Exhibit 10.2 of the Q3 2001 10-Q.

 10.28 Enterasys Change-In-Control Several Benefit Plan for Key Employees, incorporated by reference to Exhibit 10.3 of the Q3 2001 10-Q.

 10.29 GNTS Change-In-Control Several Benefit Plan for Key Employees, incorporated by reference to Exhibit 10.4 of the Q3 2001 10-Q.

 10.30   Form of Subsidiary Option Grant for Messrs. Patel, Kirkpatrick and
         Jaeger for options granted from the 2000 Equity Incentive Plans of Aprisma, Enterasys, GNTS and Riverstone, incorporated by reference to
         Exhibit 10.5 of the Q3 2001 10-Q.

 10.31 Employment Agreement with Romulus Pereira, incorporated by reference to Exhibit 10.20 of the Q1 1999 10-Q.

 10.32 Promissory Note, dated April 12, 2000 of Piyush Patel, incorporated by reference to Exhibit 10.25 of the 2000 10-K.

 10.33 Promissory Note, dated January 1, 2000 of Earle Humphreys, incorporated by reference to Exhibit 10.26 of the 2000 10-K.

 10.34 Promissory Note, dated August 23, 1999 of Enrique P. (Henry) Fiallo, incorporated by reference to Exhibit 10.28 of the 2000 10-K.

 10.35 Promissory Note, dated January 1, 2000 of Enrique P. (Henry) Fiallo, incorporated by reference to Exhibit 10.27 of the 2000 10-K.

 10.36   Promissory Note, dated April 12, 2000, of Romulus Pereira.

 10.37   Promissory Note, dated June 1, 2000, of David Kirkpatrick.

 10.38   Promissory Note, dated June 15, 2000, of David Kirkpatrick.

 10.39   Promissory Note, dated January 1, 2000, of Eric Jaeger.

 22.1    Subsidiaries of Cabletron Systems, Inc.

 23.1    Consent of Independent Auditors.

DIRECTORS AND OFFICERS
-------------------------------------------------------------------------------

Board of Directors

Piyush Patel
Chairman of the Board, President
and Chief Executive Officer

Craig R. Benson
Director

James A. Davidson
Silver Lake Partners

Paul R. Duncan
Former Executive Vice President
Reebok International, Ltd.

Michael D. Myerow
Partner in law firm of Myerow & Poirier

Officers

Enrique P. Fiallo
President of Enterasys Networks, Inc.

Eric Jaeger
Executive Vice President

David J. Kirkpatrick
Chief Financial Officer and Chief Operating Officer

Piyush Patel
Chief Executive Officer and President

Michael A. Skubisz
President of Aprisma Management Technologies, Inc.

STOCKHOLDER INFORMATION
-------------------------------------------------------------------------------

Annual Meeting of Stockholders

  The Annual Meeting of Stockholders will take place at the Frank Jones Center, 400 Route One By-Pass, Portsmouth, NH 03801 on a date to be determined by the Board of Directors.

Stockholder Inquiries

  Inquiries relating to financial information of Cabletron Systems, Inc. should be addressed to:

  Cabletron Systems, Inc.
  Investor Relations
  PO Box 5005
  Rochester, NH 03866-5005
  Telephone: (603) 332-9400
  Facsimile: (603) 337-2211

Listing

  Cabletron Systems, Inc. common stock is traded on the New York Stock Exchange--symbol CS.

Transfer Agent

  EquiServe is the Transfer Agent and Registrar of the Company's common stock. Inquiries regarding lost certificates, change of address, name or ownership should be addressed to:

  BankBoston, NA
  EquiServe
  P.O. Box 8040
  Boston, MA 02266-8040

Independent Auditors

KPMG LLP
99 High Street
Boston, MA 02110

Legal Counsel

Ropes & Gray
One International Place
Boston, MA 02110