Form 10-K/A
period 2001-03-03
CABLETRON SYSTEMS INC
filed 2001-07-02
CIK 846909

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A
                               (Amendment No. 1)

                 [X] ANNUAL REPORT UNDER SECTION 13 or 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 3, 2001

                                      OR

            [_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from . . . . to . . . .
                        Commission File Number 1-10228
                                                -------

                            CABLETRON SYSTEMS, INC.
                            -----------------------
            (Exact name of registrant as specified in its charter)

                  Delaware                             04-2797263
        --------------------------------               ----------
        (State or other jurisdiction of             (I.R.S. Employer
        incorporation or organization)             identification no.)

               35 Industrial Way, Rochester, New Hampshire 03867
               -------------------------------------------------
             (Address of principal executive offices and zip code)

      Registrant's telephone number, including area code: (603) 332-9400
      ------------------------------------------------------------------

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

                               YES  X    NO ___
                                   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy for information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

As of June 20, 2001, 189,471,883 shares of the Registrant's common stock were outstanding. The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant as of June 20, 2001 was approximately $3.1 billion (assumes officers, directors and stockholders holding 5% of the outstanding shares are affiliates).


                      DOCUMENTS INCORPORATED BY REFERENCE

None.

                               TABLE OF CONTENTS

                                   PART III

                                                                            Page Number
                                                                            -----------
Item 10:  Directors and Executive Officers of the Registrant..............       1

Item 11:  Executive Compensation..........................................       3

Item 12:  Security Ownership of Certain Beneficial Owners and Management..      10

Item 13:  Certain Relationships and Related Transactions..................      12

                                    PART IV

Item 14, Section 3: Exhibits..............................................      14

     Cabletron Systems, Inc. (the "Company" or "Cabletron") hereby amends its Annual Report on Form 10-K for the fiscal year ended March 3, 2001, by restating
Part III, Items 10, 11, 12 and 13 and Part IV, Item 14, Section 3 thereof as follows:

ITEM 10.  OFFICERS AND DIRECTORS OF THE REGISTRANT

Directors

  The Company's Restated Certificate of Incorporation and by-laws provide for the classification of the Board of Directors into three classes, as nearly equal in number as possible, with the term of office of one class expiring each year. The Board of Directors has voted to fix the number of directors at six. The current directors, designated by Class, are as follows:

                   Class III Directors: terms expire in 2001
                   -----------------------------------------

Craig R. Benson, 46
Director since 1984
Member of the Audit Committee

  Mr. Benson was Director of Operations of the Company from November 1984 until April 1989, when he became Chairman, Chief Operating Officer and Treasurer. In September 1997, Mr. Benson resigned as Chief Operating Officer. In May 1998, Mr. Benson was appointed President, Chief Executive Officer, Chairman, and Treasurer of the Company. On June 3, 1999, Mr. Benson resigned as President, Chief Executive Officer, Chairman, and Treasurer.

Paul R. Duncan, 60
Director since 1989
Member of the Incentive Compensation Committee and Audit Committee

  Mr. Duncan was an Executive Vice President of Reebok International Ltd., a manufacturer of athletic footwear and apparel, from 1990 until his retirement in 2001, except for the period of May 1, 1999 through January 30, 2000 when Mr. Duncan temporarily retired. Mr. Duncan also served as Chief Operating Officer of Reebok from June 1995 to October 1995, Chief Financial Officer from May 1985 to June 1995 and has been a Director of Reebok since February 1989.

                    Class I Directors: terms expire in 2002
                    ---------------------------------------

Michael D. Myerow, 52
Director since 1989
Member of the Incentive Compensation Committee

  Mr. Myerow has been a partner in the Franklin, Massachusetts law firm of Myerow & Poirier since June 1987. He joined the firm in June 1986. From September 1979 to March 1986, Mr. Myerow was General Counsel of Exeter Equities, Inc., a consulting firm.

C. Lee Cox, 60
Director since June, 2001
Member of the Audit Committee

  Mr. Cox served as Vice-Chairman of AirTouch Communications and President and Chief Executive of its subsidiary, AirTouch Cellular from 1993 to 1997. From 1987 to 1993, Mr. Cox served as Vice-Chairman of Pacific Telesis Group and President and Chief Executive of its subsidiary, PacTel Corporation. Mr. Cox also serves on the Board of Directors of PG&E Corporation and Riverstone Networks, Inc.

                   Class II Directors: terms expire in 2003
                   ----------------------------------------

Piyush Patel, 45
Director since 1999

  Mr. Patel has served as Chairman, Director, Chief Executive Officer and President of the Company since June 1999. From October 1998 to June 1999, Mr. Patel served as the Company's Senior Vice President of Worldwide Engineering. Prior to joining the Company, Mr. Patel served as the CEO of Yago Systems, Inc. from September 1996 to October 1998. From April 1995 to September 1996, Mr. Patel served as Senior Project Manager for QED, and from October 1991 to April 1995, he served as Senior Project Manager for Sun Microsystems.

James A. Davidson, 41
Director since 2000

  Mr. Davidson is one of the founders of Silver Lake Partners, an investment firm with $2.3 billion of committed capital. Silver Lake primarily makes larger scale investments in technology and related growth companies. Prior to founding Silver Lake in 1999, he was a Managing Director at Hambrecht & Quist where he was Head of Technology Investment Banking and before that, Head of the firm's Mergers and Acquisitions business. Jim was also a member of the Hambrecht & Quist's Commitment Committee. From 1984 to 1990, Jim was a corporate and securities lawyer for Pillsbury, Madison & Sutro.

Executive Officers

     The executive officers of the Company are set forth in Part I of the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on June 4, 2001.

Section 16(a) Beneficial Ownership Reporting Compliance

  Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than 10% of the Company's outstanding Common Stock, to file reports of ownership and changes in ownership with the SEC and the New York Stock Exchange. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with all copies of Section 16(a) forms they file.

  Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Form 5s were required for those persons, the Company believes that during the fiscal year ended March 3, 2001, all filing requirements were timely satisfied, except that the filing of one Form 3 for each of Mr. Davidson and Mr. Patel, one Form 4 for Mr. Benson, one Form 4 for Mr. Duncan, three Forms 4 for Mr. Fiallo, three Forms 4 for Mr. Jaeger, three Forms 4 for Mr. Kirkpatrick, three Forms 4 for Mr. Patel, three Forms 4 for Mr. Periera, three Forms 4 for Mr. Skubisz, three Forms 4 for Mr. Humphreys, and one Form 5 for each of Messrs. Duncan, Fiallo, Jaeger, Kirkpatrick, Myerow, Skubisz and Humphreys were not timely filed.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

  The following table discloses the compensation received for the fiscal years ended March 3, 2001, February 29, 2000, and February 28, 1999 by the Company's Chief Executive Officer, the Company's other four most-highly compensated executive officers, Mr. Humphreys, former President of GlobalNetwork Technology Services, Inc. and Mr. Pereira, President and Chief Executive Officer of Riverstone Networks, Inc. During the fiscal years ended February 28, 1999 and February 29, 2000, the Company paid all compensation to these officers. During the fiscal year ended March 3, 2001, the Company and Enterasys, Aprisma, GNTS and Riverstone, respectively, each paid a portion of the compensation to Mr. Fiallo, Mr. Skubisz, Mr. Humphreys and Mr. Pereira.

                                                                                               Long-term
                                                              Annual Compensation             Compensation
                                                         ------------------------------     ----------------
                                                                                               Securities
                                                                                               Underlying            All Other
Name and Principal Position                   Year         Salary ($)(1)     Bonus ($)         Options(2)        Compensation ($)(3)
---------------------------                  -------     ----------------   -----------        ----------        -------------------
Piyush Patel                                    2001         600,000           625,000          4,611,000                     1,120
    Chairman, President and Chief               2000         252,879           490,000            300,000                       870
    Executive Officer                           1999         184,608               ---            120,000                       120

Enrique P. Fiallo                               2001         313,943           138,375          1,500,000                    43,313
    President of Enterasys Networks             2000         250,000           123,500             75,000                    51,875
                                                1999          76,923           109,615             50,000                    15,231

Eric Jaeger                                     2001         244,231           166,000          1,587,000                    37,883
    Executive Vice President                    2000         204,904            67,500             70,000                     1,845
                                                1999          65,384               ---             30,000                       120

David J. Kirkpatrick                            2001         299,000           192,125          1,587,000                    36,706
    Chief Financial Officer and Chief           2000         289,000           126,150             30,000                       870
    Operating Officer                           1999         271,212            95,625             35,000                       120

Michael A. Skubisz                              2001         230,000            22,500            800,000                    53,890
    President of Aprisma Management             2000         230,000            58,000                ---                     2,024
    Technologies                                1999         210,768            12,500             55,000                       120

Earle S. Humphreys                              2001         247,037            46,875            811,000                   613,877
    Former President of GlobalNetwork           2000         240,865           151,245             15,000                    16,671
    Technology Services                         1999         138,462           177,750            100,100                    39,868

Romulus S. Pereira                              2001         254,809           112,875          1,500,000                      ----
    Chief Executive Officer and                 2000         221,538            68,250               ----                       333
    President of Riverstone Networks            1999         177,683              ----            120,000                      ----

(1) Amounts shown include cash and non-cash compensation earned and received by executive officers as well as amounts earned but deferred by certain executive officers at their election pursuant to the Cabletron Systems, Inc. 401(k) Plan.
(2) For fiscal years prior to 2001, these amounts include options to purchase Cabletron's common stock. For fiscal 2001, these amounts include (a) for Mr. Patel, options to purchase 800,000 shares of the common stock of Aprisma, 1,500,000 shares of the common stock of Enterasys, 811,000 shares of the common stock of GNTS and 1,500,000 shares of the common stock of Riverstone;
    (b) for Mr. Fiallo, only options to purchase shares of Enterasys; (c) for Mr. Jaeger, options to purchase 50,000 shares of the common stock of Cabletron, and options to purchase 266,667 shares of the common stock of Aprisma, 500,000 shares of the common stock of Enterasys, 270,333 shares of the common stock of GNTS and 500,000 shares of the common stock of Riverstone; (d) for Mr. Kirkpatrick, options to purchase 50,000 shares of the common stock of Cabletron, and options to purchase 266,667 shares of the common stock of Aprisma, 500,000 shares of the common stock of Enterasys, 270,333 shares of the common stock of GNTS and 500,000 shares of the common stock of Riverstone; (e) for Mr. Skubisz, only options to purchase shares of Aprisma; (f) for Mr. Humphreys, only options to purchase shares of GNTS; and
    (g) for Mr. Pereira, only options to purchase shares of the common stock of Riverstone.

(3) These amounts consist of employer-paid portions of insurance premiums and matching 401(k) contributions for all listed executive officers. For several executive officers, these amounts contain imputed interest related to promissory notes given to the Company by the officer which do not bear interest. In 2001, imputed interest totaled $10,943 for Mr. Fiallo, $5,513 for Mr. Jaeger, $4,336 for Mr. Kirkpatrick and $2,770 for Mr. Skubisz. In 2000, imputed interest totaled $2,961 for Mr. Fiallo, $1,225 for Mr. Jaeger, $1,154 for Mr. Skubisz and $2,961 for Mr. Humphreys. In addition, pursuant to the terms of these notes, the Company forgave a portion of the principal balance to some of the executive officers. In fiscal 2001, these forgiveness amounts totaled $31,250 for Mr. Fiallo, $31,250 for Mr. Jaeger, $31,250 for Mr. Kirkpatrick and $50,000 for Mr. Skubisz. The Company forgave the balance of Mr. Humphreys' note for $125,000 upon his termination, and will forgive the balance of Mr. Humphreys' note for $200,000 if Mr. Humphreys complies with the terms of his severance agreement. These amounts also include: (a) $48,044 of relocation expenses for Mr. Fiallo in fiscal 2000; (b) $37,757 for relocation expenses and $250,000 related to a severance agreement for Mr. Humphreys in fiscal 2001 (in addition to the notes forgiven as described above), $14,455 for relocation expenses for Mr. Humphreys in 2000 and $39,748 for relocation expenses for Mr. Humphreys in 1999.

Option Grants in Last Fiscal Year

        The following table sets forth grants of stock options to those executive officers listed in the summary compensation table for the year ended March 3, 2001. The table reflects grants of options to purchase common stock of the Company and common stock of each of the Company's four operating subsidiaries, Aprisma Management Technologies, Inc. ("Aprisma"), Enterasys Networks, Inc. ("Enterasys"), GlobalNetwork Technology Services, Inc. ("GNTS") and Riverstone Networks, Inc. ("Riverstone"). The potential realizable value of each option is calculated based upon the terms of the option at its date of grant. It is calculated assuming that the fair market value of the particular common stock on the date of grant, which is generally the exercise price for the option, appreciates at the indicated annual rates compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. These numbers are calculated based on the requirements of the Securities and Exchange Commission and do not reflect our estimate of future stock price growth. We have not accounted for any decline in the value of the Company's common stock that is expected as a result of the Company's current intention to distribute the shares of one or more of its operating subsidiaries to its shareholders.

        The percentage of total options to purchase the Company's common stock granted to employees of the Company in the last fiscal year is based on options to purchase an aggregate of 986,099 shares of common stock granted to employees of the Company and its subsidiaries during that fiscal year. The percentage of total options to purchase shares of Aprisma granted to employees of Aprisma and its affiliates in the last fiscal year is based on options to purchase an aggregate of 9,162,104 shares of Aprisma's common stock granted to employees of Aprisma and its affiliates during that fiscal year. The percentage of total options to purchase shares of Enterasys granted to employees of Enterasys and its affiliates in the last fiscal year is based on options to purchase an aggregate of 31,254,950 shares of Enterasys' common stock granted to employees of Enterasys and its affiliates during that fiscal year. The percentage of total options to purchase shares of GNTS granted to employees of GNTS and its affiliates in the last fiscal year is based on options to purchase an aggregate of 12,782,849 shares of GNTS' common stock granted to employees of GNTS and its affiliates during that fiscal year. The percentage of total options to purchase shares of Riverstone granted to employees of Riverstone and its affiliates in the last fiscal year is based on options to purchase an aggregate of 36,893,330 shares of Riverstone's common stock granted to employees of Riverstone and its affiliates and consultants during that fiscal year. All options were granted at the fair market value on the date of grant as determined by the respective board of directors of the Company or its operating subsidiaries.

        The options to purchase common stock of Cabletron granted to Messrs. Jaeger and Kirkpatrick vest as to 25% of the shares on December 1, 2001, then pro-rata on a quarterly basis thereafter for the ensuing three years. Except for the options granted to Messrs. Patel, Jaeger and Kirkpatrick, all options in the following table to purchase shares of Aprisma, Enterasys, GNTS or Riverstone provisionally vest as to 25% of the shares on April 1, 2001, then pro-rata on a monthly basis thereafter for the ensuing three years. The options actually vest and become exercisable upon the earliest to occur of (a) a distribution of the stock of the applicable subsidiary by Cabletron, (b) a change in control of the applicable subsidiary or (c) April 1, 2004. At the time of actual vesting, the options will become vested to the extent they are provisionally vested and will vest along the provisional vesting schedule following the original date of actual vesting. Vesting will accelerate by ten months in the event of a change in control. The option to purchase shares of GNTS granted to Mr. Humphreys expired by its terms upon the termination of Mr. Humphreys' employment.

        The options to purchase shares of Aprisma, Enterasys, GNTS and Riverstone granted to Messrs. Patel, Jaeger and Kirkpatrick are fully vested, but not exercisable until the earlier to occur of (a) a distribution of the stock of the applicable subsidiary by Cabletron, (b) a change in control of the applicable subsidiary or (c) April 1, 2004. In some circumstances involving a substitution of Cabletron options for any of these options, these options will become immediately exercisable. Upon exercise, Messrs. Patel, Jaeger and Kirkpatrick are generally restricted from transferring the shares purchased upon exercise of these options, except for the benefit of some family members. The restrictions on the transfer of the underlying shares lapse as to 25% of the shares on April 1, 2001 and, for the remaining shares, ratably on a monthly basis over the ensuing three years. If Messrs. Patel, Jaeger or Kirkpatrick, as applicable, ceases to be employed by Cabletron, Aprisma, Enterasys, GNTS or Riverstone, any restriction not then lapsed would remain until April 1, 2005. These options also provide that the restrictions on transfer of the underlying shares of an operating subsidiary will lapse on an accelerated basis for an additional 6.25% of the shares upon a distribution by Cabletron of the common stock of that operating subsidiary. They also provide an accelerated lapse of restrictions on transfer of the underlying shares of an operating subsidiary upon a sale of the operating subsidiary.

                                                                                               Potential Realizable
                                                                                              Value at Assumed Annual
                                      Number of          % of                                     Rates of Stock
                                        Shares      Total Options                               Price Appreciation
                                      Underlying      Granted to                                For Option Term ($)
                                       Options       Employees in    Per Share    Expiration   ---------------------
         Name             Company    Granted (#)   Fiscal Year (%)  Price ($/sh)     Date         5%         10%
         ----            ----------  -----------   --------------- -------------     ----         --         ---
Piyush Patel              Aprisma       800,000            8.73           3.50      5/15/10      1,760,905   4,462,479
                         Enterasys    1,500,000            4.80           3.50      5/15/10      3,301,697   8,367,148
                            GNTS        811,000            6.34           3.50      5/15/10      1,785,117   4,523,838
                         Riverstone   1,500,000            4.07           3.50      5/15/10      3,301,697   8,367,148

Enrique P. Fiallo        Enterasys    1,500,000            4.80           3.50       6/7/10      3,301,697   8,367,148

Eric Jaeger              Cabletron       50,000            5.07          16.00     11/30/10        503,116   1,274,994
                          Aprisma       266,667            2.91           3.50      5/15/10        586,969   1,487,495
                         Enterasys      500,000            1.60           3.50      5/15/10      1,100,566   2,789,049
                            GNTS        270,333            2.11           3.50      5/15/10        595,038   1,507,944
                         Riverstone     500,000            1.36           3.50      5/15/10      1,100,566   2,789,049

David J. Kirkpatrick     Cabletron       50,000            5.07          16.00     11/30/10        503,116   1,274,994
                          Aprisma       266,667            2.91           3.50      5/15/10        586,969   1,487,495
                         Enterasys      500,000            1.60           3.50      5/15/10      1,100,566   2,789,049
                            GNTS        270,333            2.11           3.50      5/15/10        595,038   1,507,944
                         Riverstone     500,000            1.36           3.50      5/15/10      1,100,566   2,789,049

Michael A. Skubisz        Aprisma       800,000            8.73           3.50       6/7/10      1,760,905   4,462,479

Earle S. Humphreys          GNTS        811,000            6.34           3.50       6/7/10      1,785,117   4,523,838

Romulus Pereira          Riverstone   1,500,000            4.07           3.50       6/7/10      3,301,697   8,367,148

Option Exercises and Fiscal Year-end Values

     The table below sets forth information for those executive officers listed in the summary compensation table with respect to options exercised during the fiscal year ended March 3, 2001 and options held as of March 3, 2001. A portion of the options listed below were held by Morgan Stanley Dean Witter, over which Morgan Stanley Dean Witter has discretionary trading authority within preset limits set by each individual. The value of in-the-money options for the Company represents the positive spread between the exercise price of the stock options and the closing price of the Company's common stock as of March 3, 2001, which was $13.00 per share. The value of in-the-money options for Riverstone represents the positive spread between the exercise price of the stock options and the closing price of Riverstone's common stock as of March 3, 2001, which was $10.50 per share. There was no public trading market for the common stock of Aprisma, Enterasys and GNTS as of March 3, 2001. Accordingly, the value of the in-the-money options to purchase common stock of Aprisma, Enterasys and GNTS represents the positive spread between the exercise price of the stock options and the fair market value of the common stock of Aprisma, Enterasys or GNTS, as appropriate, as determined by the board of directors of the applicable operating subsidiary as of such date. These values were $4.25 for Aprisma, $5.00 for Enterasys and $0.75 for GNTS.

                                                                     Number of Shares of
                                                                         Common Stock                    Value of Unexercised
                                  Shares                      Underlying Unexercised Options at          In-the-Money Options
                                Acquired                             Fiscal Year End (#)                  Fiscal Year End ($)
                                   on           Value                -------------------                  -------------------
      Name           Company     Exercise      Realized       Unexercisable(1)        Exercisable    Unexercisable(1)  Exercisable
      ----           -------     --------      --------       ----------------        -----------    ----------------  -----------

Piyush Patel.........  Cabletron        --           --                 311,250             108,750        409,688         280,313
                        Aprisma         --           --                 800,000                  --        600,000              --
                       Enterasys        --           --               1,500,000                  --      2,250,000              --
                          GNTS          --           --                 811,000                  --             --              --
                       Riverstone       --           --               1,500,000                  --     10,500,000              --

Enrique P. Fiallo....  Cabletron     4,217       50,301                  88,667              32,116        170,835          72,603
                       Enterasys        --           --               1,500,000                  --      2,250,000              --

Eric Jaeger..........  Cabletron    16,817       33,498                 121,002              23,936        118,135          78,740
                        Aprisma         --           --                 266,667                  --        200,000              --
                       Enterasys        --           --                 500,000                  --        750,000              --
                          GNTS          --           --                 270,333                  --             --              --
                       Riverstone       --           --                 500,000                  --      3,500,000              --

David J.
Kirkpatrick..........  Cabletron    16,817      298,642                 151,000              44,183        442,750         316,250
                        Aprisma         --           --                 266,667                  --        200,000              --
                       Enterasys        --           --                 500,000                  --        750,000              --
                          GNTS          --           --                 270,333                  --             --              --
                       Riverstone       --           --                 500,000                  --      3,500,000              --

Michael A. Skubisz...  Cabletron    11,838      191,700                  54,900              54,262        290,175         353,700
                        Aprisma         --           --                 800,000                  --        600,000              --

Earle S. Humphreys...  Cabletron     3,452       46,886                  11,000               7,681         63,250          26,916

Romulus S. Pereira...  Cabletron        --           --                  71,250              48,750        409,688         280,313
                       Riverstone       --           --               1,500,000                  --     10,500,000              --

------------------
(1) Options to purchase shares of Aprisma, Enterasys, GNTS and Riverstone held by Messrs. Patel, Jaeger and Kirkpatrick are vested, but not exercisable until the earliest to occur of (a) a distribution of the stock of the applicable subsidiary by Cabletron, (b) a change in control of the applicable subsidiary or
(c) April 1, 2004. In some circumstances involving a substitution of Cabletron options for any of these options, these options will become immediately exercisable. Upon exercise, Messrs. Patel, Jaeger and Kirkpatrick are generally restricted from transferring the shares purchased upon exercise of these options, except for the benefit of some family members. The restrictions on the transfer of the underlying shares lapse as to 25% of the shares on April 1, 2001 and, for the remaining shares, ratably on a monthly basis over the ensuing three years. If Messrs. Patel, Jaeger or Kirkpatrick, as applicable, ceases to be employed by Cabletron, Aprisma, Enterasys, GNTS or Riverstone, any restriction not then lapsed would remain until April 1, 2005. These options also provide that the restrictions on transfer of the underlying shares of an operating subsidiary will lapse on an accelerated basis for an additional 6.25% of the shares upon a distribution by Cabletron of the common stock of that operating subsidiary. They also provide an accelerated lapse of restrictions on transfer of the underlying shares of an operating subsidiary upon a sale of the operating subsidiary.

Employment Agreements

     The Company does not regularly enter into written employment agreements with its executive officers. In connection with the Company's acquisition of Yago Systems, Inc., in March 1998, the Company entered into employment agreements with Mr. Patel and Mr. Pereira, effective as of March 16, 1998. These agreements have expired by their terms and have not been extended.

Change-in-Control Severance Benefit Plan for Key Employees

The Cabletron Plan

     The Company has adopted a Change-in-Control Severance Benefit Plan for Key Employees. This plan provides severance benefits for various key employees designated by the Board, including the executive officers named in the Summary Compensation Table, in the event of specified terminations of employment within 18 months following a change in control of the Company. Events that constitute a change in control under this plan are described below.

     If, during the 18-month period following a change in control, a participant's employment is terminated for reasons deemed to be without cause or by the participant for reasons deemed to be valid under the plan, the participant will receive severance pay from the Company in an amount equal to the sum of:

 .    the participant's annual base salary at the rate in effect immediately prior to the date of termination or immediately prior to the change in control, whichever is higher, plus

 .    an amount equal to the highest amount of bonus paid to the participant in cash (or, if not paid in cash, deferred) in any one of the three most recent annual bonus periods ended prior to the termination or the participant's target bonus for the year in which the change in control occurs, whichever is higher.

     In addition, the plan provides for a pro-rated bonus payment for the year in which the termination occurs and the immediate vesting of Cabletron stock options and other Cabletron stock-based rights that would have become vested and exercisable within 18 months following the termination. Participants generally may continue to participate in all medical, dental and life insurance plans or programs maintained immediately prior to the change in control for up to one year following a covered termination of employment.

     The plan further provides for a gross-up payment which will apply if amounts paid to a participant would be effectively reduced by a federal excise tax on excess parachute payments. In that instance, a participant will be entitled to receive additional cash so that the participant will have received the amount that the participant would have received in the absence of any parachute tax after the participant has paid the parachute taxes.

     A change in control under the plan generally includes the following events:

 .    a person or group becomes the beneficial owner of more than 30% of the
     Company's common stock or the voting power of the Company's securities;

 .    directors at the time of adoption of the plan, or later approved by the
     Board, cease to be a majority of the Company's Board;

 .    a merger, consolidation or other reorganization involving the Company, or a sale or other disposition of all or substantially all of the assets of the Company, other than certain defined transactions; or

 .    approval by the stockholders of a complete liquidation or dissolution of the Company.

     The transformation of the Company by creating four operating subsidiaries through the transfer of a substantial portion of the Company's operating assets and related liabilities to four of its subsidiaries does not constitute a change in control under the plan.

The Subsidiary Plans

     Each of Aprisma, Enterasys, GNTS and Riverstone have adopted change-in-control plans. Mr. Skubisz participates in the Aprisma Plan, Mr. Fiallo participates in the Enterasys Plan and Mr. Pereira participates in the Riverstone plan. These plans provide that if a participant's employment is terminated for reasons defined to be without cause or by the participant for reasons defined to be valid under the plan during the 18-month period following the date the applicable subsidiary undergoes a change in control, the participant will receive severance pay from the subsidiary in an amount equal to the sum of:

 .    the annual base salary of the participant at the rate in effect immediately before the date of termination or immediately before the change in control, whichever is higher; plus

 .    an amount equal to the highest aggregate amount of bonus paid to the participant in cash (or, if not paid in cash, deferred) in any one of the three most recent fiscal years ended before the termination or the participant's target incentive bonus for the fiscal year in which the change in control occurs, whichever is higher; plus

 .    a pro-rated portion of the target incentive bonus of the participant for the fiscal year in which the termination occurs, adjusted for periods for which the participant has already been paid amounts under the incentive bonus arrangement.

     The plan provides that if a participant is eligible to receive cash severance benefits under both the change-in-control plan of the participant's subsidiary and any Cabletron change-in-control plan or program, the participant shall only receive cash severance benefits under the subsidiary change-in-control plan.

     The plans also provide that, if during the 18-month period following the date a subsidiary undergoes a change in control, a participant's employment is terminated for reasons defined to be without cause or by the participant for reasons defined to be valid under the plan, the vesting of the participant's subsidiary options will be adjusted so that the portion of the options that would have become vested and exercisable during the seven months following the participant's termination of employment will become immediately vested and exercisable for a period of 90 days. This accelerated vesting is separate from the ten-month acceleration provided for under the subsidiary equity incentive plans.

     Under these change-in-control plans, for one year following a covered termination of employment, a participant will be entitled to continue to participate in medical, dental and life insurance plans or programs. The plans further provide for a gross-up payment which will apply if amounts paid to a participant would be effectively reduced by a federal excise tax on excess parachute payments. In that instance, a participant will be entitled to receive additional cash so that the participant will have received the amount that the participant would have received in the absence of any parachute tax after the participant has paid the parachute taxes.

     Under these change-in-control plans, a subsidiary will be considered to have undergone a change in control if any of the following should occur:

 .    a person or group becomes the beneficial owner of thirty percent (30%) or more of the voting power of the subsidiary's securities or thirty percent (30%) or more of the subsidiary's common stock;

 .    continuing directors cease to be a majority of the subsidiary's board of directors;

 .    a consolidation, merger or other reorganization or sale or other disposition of all or substantially all of the subsidiary's assets occurs, other than certain defined transactions; or

 .    a subsidiary's stockholders approve its complete liquidation or dissolution.

Severance Arrangement with Mr. Humphreys

        In connection with the termination of Mr. Humphreys' employment with the Company as of February 2, 2001, the Company entered into a severance agreement with Mr. Humphreys. Under the agreement, Mr. Humphreys is entitled to receive $4,807.70 per week from February 2, 2001 through February 2, 2002 and to participate in the Company's medical and dental plans under the federal "COBRA" law. Subject to Mr. Humphreys' compliance with the terms and conditions of the severance agreement, a $200,000 promissory note delivered to the Company by Mr. Humphreys on January 24, 2000 will be forgiven by the Company on February 2, 2002. In addition, options granted by the Company to Mr. Humphreys for the purchase 11,000 shares of common stock of the Company will be permitted to vest on July 13, 2001 and will thereafter be exercisable in accordance with their terms.

Compensation of Directors

     For their services to the Company, Messrs. Cox, Duncan and Myerow receive an annual retainer of $10,000, plus $750 for each Board and committee meeting attended during the year. Directors who are employed by the Company do not receive compensation for attendance at Board or committee meetings. Outside directors are reimbursed for any expenses attendant to Board membership.

     Pursuant to the Company's Directors' Option Plan, Messrs. Duncan and Myerow were initially granted options to purchase 100,000 and 190,000 shares, respectively, of common stock upon the consummation of the Company's initial public offering in 1989. During fiscal years 1989-1998, each non-employee director was automatically granted an option to purchase 25,000 additional shares of Common Stock on the day after the date of each annual meeting of Stockholders of the Company pursuant to the terms of the Company's Directors' Option Plan. As of March 1, 1999, the Company's 1989 Directors' Option Plan was terminated. Outside directors now participate in the Company's 1998 Equity Incentive Plan. During the Board's meeting on April 5, 2000 and on December 1, 2001, the Board voted unanimously to grant each of Messrs. Duncan and Myerow options to purchase 50,000 additional shares of Common Stock at the then fair market value of the Company's common stock and pursuant to the terms of the Company's 1998 Equity Incentive Plan. The options to purchase 25,000 shares granted on April 5, 2000 vest after a period of three years and expire ten years from the grant date. The options to purchase 25,000 shares granted on December 1, 2000 vest as to 6,250 shares on December 1, 2001, and then as to approximately 1,562 shares at the end of each ensuing three month period. On May 15, 2001, each of Messrs. Duncan and Myerow were granted options to purchase 7,500 shares in each of Aprisma, Enterasys, GNTS and Riverstone. These options were fully vested in November 2000, but are not exercisable until the earliest to occur of (a) a distribution of the stock of the applicable subsidiary by Cabletron, (b) a change in control of the applicable subsidiary or (c) April 1, 2004.

Compensation Committee Interlocks and Insider Participation

     Mr. Myerow serves on the Company's compensation committee and also as the Secretary of the Company. Mr. Myerow receives no compensation from the Company for his services as Secretary, but is compensated as an outside director as described above. During fiscal 2001, the law firm of Myerow & Poirier, of which Mr. Myerow is a partner, from time to time provided legal services to the Company, for which the Company paid a total of approximately $157,750. The Company expects to continue to retain the services of Myerow & Poirier from time to time during fiscal 2002.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the number of shares of each class of the Company's voting stock beneficially owned (as determined under the rules of the SEC), directly or indirectly, as of June 20, 2001, by (i) each current director of the Company and each nominee director, (ii) each executive officer of the Company named in the Summary Compensation Table, (iii) all directors and executive officers of the Company as a group, and (iv) each person who is known to the Company to beneficially own more than five percent (5%) of the outstanding shares of any class of the Company's voting stock, and the percentage of the applicable class of voting stock outstanding represented by each such amount. The total number of shares of the Company's common stock outstanding on June 20, 2001 was 189,471,883. The address of FMR Corp. is 82 Devonshire St., Boston, MA 02109. The address of Legg Mason, Inc. is 100 Light St., Baltimore, MD 21202. The address of Massachusetts Financial Services Company is 500 Boylston St., Boston, MA 02116. The address of Oppenheimer Funds, Inc. is Two World Trade Center, 34/th/ Floor, New York, NY 10048. The address of Mr. Pereira is c/o Riverstone Networks, Inc., 5200 Great America Parkway, Santa Clara, CA 95054 USA. The address of Mr. Humphreys is 1010 Bentwater Drive, Montgomery, TX 77356. The address of each of Messrs. Benson, Cox, Davidson, Duncan, Fiallo, Jaeger, Kirkpatrick, Myerow, Skubisz and Patel is c/o Cabletron Systems, Inc., 35 Industrial Way, Rochester, New Hampshire 03867.

                             BENEFICIAL OWNERSHIP

                                                                                                 Stock
                                                                                              Beneficially    Percent
       Name                                                                                      Owned       of Class
       ----                                                                                      -----       --------
5% Shareholders
   FMR Corp. (1)............................................................................    10,889,984       5.7
   Legg Mason, Inc (2)......................................................................     9,671,215       5.1
   Massachusetts Financial Services Company (3).............................................    15,185,028       8.0
   OppenheimerFunds, Inc. (4)...............................................................    11,993,100       6.3

Officers and Directors
   Craig R. Benson (5)......................................................................    15,869,152       8.4
   C. Lee Cox...............................................................................            --       *
   James A. Davidson (6)....................................................................     2,751,243       1.5
   Paul R. Duncan (7).......................................................................        78,334       *
   Enrique P. Fiallo (8)....................................................................        36,000       *
   Eric Jaeger (9)..........................................................................        30,212       *
   David J. Kirkpatrick (10)................................................................        46,231       *
   Michael D. Myerow (11)...................................................................       300,000       *
   Piyush Patel (12)........................................................................       970,610       *
   Michael A. Skubisz (13)..................................................................        48,608       *
   Earle S. Humphreys (14)..................................................................        18,681       *
   Romulus Pereira (15).....................................................................       883,434       *
   All directors and executive officers as a group (12 persons).............................    21,032,505       11.1

____________________________
*    Less than 1%
(1) Information with respect to FMR Corp. is based on a Schedule 13G filed on February 13, 2001. Of the total shares reported as beneficially owned, Fidelity Management & Research Company is reported as the beneficial owner of 10,739,810 shares and Fidelity Management Trust Company is reported as the beneficial owner of 150,174 shares. Also included as reporting persons are Edward C. Johnson 3d, Chairman of FMR Corp. and Abigail P. Johnson, Director of FMR Corp.
(2) Information with respect to Legg Mason, Inc. is based on a Schedule 13G filed on March 14, 2001. Of the total shares reported as beneficially owned, Legg Mason Wood Walker, Inc. is reported as the beneficial owner of 95,295 shares, LMM, LLC is reported as the beneficial owner of 2,900,000 shares, Legg Mason Funds Management, Inc. is reported as the beneficial owner of 5,600,000 shares, Brandywine Asset Management, Inc. is reported as the beneficial owner of 518,480 shares, Bingham Legg Advisers LLC is reported as the beneficial owner of 1,000 shares, Legg Mason Capital Management, Inc. is reported as the beneficial owner of 554,650 shares and Legg Mason Trust, fsb is reported as the beneficial owner of 1,560 shares.
(3) Information with respect to Massachusetts Financial Services Company is based on a Schedule 13G filed on February 9, 2001.
(4) Information with respect to OppenheimerFunds, Inc. is based on a Schedule 13G filed on February 13, 2001.
(5) Includes 1,400 shares held in the Benson Family Charitable Trust. Excludes 175,000 shares held in trust for the benefit of Mr. Benson's children.
     Mr. Myerow serves as trustee of the trust, and these shares are reported as beneficially owned by Mr. Myerow.
(6) Mr. Davidson is a managing member of Silver Lake Technology Associates, L.L.C., which is the sole general partner of Silver Lake Partners, L.P. and Silver Lake Investors, L.P. Consequently, pursuant to Rule 16a-1(a)(2) under the Securities Exchange Act of 1934, as amended (the "Act"), Mr. Davidson may be deemed to be the "beneficial owner" of the equity securities of Cabletron held by such limited partnerships. As of June 20, 2001, (i) Silver Lake Partners, L.P. held 56,474.4035 shares of Series A Convertible Preferred Stock, which were convertible into 1,472,102 shares of Common Stock; 21,720.9244 shares of

     Series B Convertible Preferred Stock, which were convertible into 754,924 shares of Common Stock; Class A Parent Warrants to purchase 217,209 shares of Common Stock; and Class B Parent Warrants to purchase 173,768 shares of Common Stock of Cabletron and (ii) Silver Lake Investors, L.P. held 1,624.7631 shares of Series A Convertible Preferred Stock, which were convertible into 42,352 shares of Common Stock; 624.9089 shares of Series B Convertible Preferred Stock, which were convertible into 21,719 shares of Common Stock; Class A Parent Warrants to purchase 6,249 shares of Common Stock; and Class B Parent Warrants to purchase 4,999 shares of Common Stock of Cabletron. Mr. Davidson is also a managing member of Silver Lake Technology Management, L.L.C., which is the sole manager of Silver Lake Technology Investors, L.L.C. Pursuant to Rule 16a-1(a)(2) under the Act, Mr. Davidson may therefore also be deemed to be the "beneficial owner" of the following equity securities of Cabletron held by the latter limited liability company as of June 20, 2001: 1,249.4444 shares of Series A Convertible Preferred Stock, which were convertible into 32,569 shares of Common Stock; 480.5556 shares of Series B Convertible Preferred Stock, which were convertible into 16,702 shares of Common Stock; Class A Parent Warrants to purchase 4,806 shares of Common Stock; and Class B Parent Warrants to purchase 3,844 shares of Common Stock. As permitted by Rule 16a-1(a)(4) under the Act, Mr. Davidson disclaims that he is the beneficial owner of the foregoing securities and this filing shall not be deemed an admission that he is, for purposes of Section 16 of the Act or otherwise, the beneficial owner of any equity securities covered by this Statement.
(7) Includes 75,000 shares of Common Stock subject to options outstanding and exercisable within 60 days after June 20, 2001.
(8) Includes 36,000 shares of Common Stock subject to options outstanding and exercisable within 60 days after June 20, 2001. A portion of these options are held by Morgan Stanley Dean Witter, and Morgan Stanley Dean Witter has discretionary trading authority over these options within preset limits set by Mr. Fiallo.
(9) Includes 30,212 shares of Common Stock subject to options outstanding and exercisable within 60 days after June 20, 2001. A portion of these options are held by Morgan Stanley Dean Witter, and Morgan Stanley Dean Witter has discretionary trading authority over these options within preset limits set by Mr. Jaeger.
(10) Includes 40,750 shares of Common Stock subject to options outstanding and exercisable within 60 days after June 20, 2001. A portion of these options are held by Morgan Stanley Dean Witter, and Morgan Stanley Dean Witter has discretionary trading authority over these options within preset limits set by Mr. Kirkpatrick.
(11) Includes a total of 225,000 shares held in two trusts for the benefit of the children of Mr. Benson and Mr. Robert S. Levine, respectively. Mr. Myerow is the sole trustee of each trust. Excludes 2,050 shares held by Mr. Myerow's spouse and 2,600 shares held by Mr. Myerow's spouse as custodian for their children, as to which shares Mr. Myerow disclaims beneficial ownership. Includes 75,000 shares of Common Stock subject to options outstanding and exercisable within 60 days after June 20, 2001.
(12) Includes a total of 15,204 shares held in two trusts for the benefit of the children of Mr. Patel. Includes 191,250 shares of Common Stock subject to options outstanding and exercisable within 60 days after June 20, 2001. A portion of the shares owned by Mr. Patel are held by Morgan Stanley Dean Witter, and Morgan Stanley Dean Witter has discretionary trading authority over these shares within preset limits set by Mr. Patel.
(13) Includes 47,863 shares of Common Stock subject to options outstanding and exercisable within 60 days after June 20, 2001. A portion of these options are held by Morgan Stanley Dean Witter, and Morgan Stanley Dean Witter has discretionary trading authority over these options within preset limits set by Mr. Skubisz.
(14) Includes 18,681 shares of Common Stock subject to options outstanding and exercisable within 60 days after June 20, 2001.
(15) Includes 71,250 shares of Common Stock subject to options outstanding and exercisable within 60 days after June 20, 2001. A portion of the shares owned by Mr. Pereira are held by Morgan Stanley Dean Witter, and Morgan Stanley Dean Witter has discretionary trading authority over these shares within preset limits set by Mr. Pereira. These shares also include 505,504 shares held in trust for Mr. Pereira's family.

In addition to the shares set forth above which are included in the beneficial ownership of a director or named executive officer of the Company, upon the distribution of the shares of Aprisma, Enterasys or Riverstone to the Company's shareholders, options to purchase shares of the Company's common stock held by Mr. Skubisz, Mr. Fiallo or Mr. Pereira, respectively, will accelerate and become exercisable to the extent these options would have become exercisable prior to February 28, 2002, assuming a quarterly vesting schedule as to those options to purchase the Company's common stock which initially vest after February 28, 2002.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Strategic Investors

     In connection with an investment on August 29, 2000 totaling $87.8 million, by an investor group led by Silver Lake Partners, L.P. ("Silver Lake") (collectively, the "Strategic Investors") in Cabletron and its four separate operating subsidiaries, Cabletron and the operating subsidiaries issued a number of securities to the Strategic Investors, as described below. James A. Davidson, a director of the Company, is a Managing Member of Silver Lake.

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

Securities in the Operating Subsidiaries

     The strategic investors have agreed to purchase from the operating subsidiaries:

 .  up to 0.75% of the fully diluted outstanding common stock of Enterasys for approximately $6.2 million;
 .  up to 0.75% of the fully diluted outstanding common stock of Riverstone for approximately $7.8 million;
 .  up to 0.75% of the fully diluted outstanding common stock of Aprisma for approximately $3.4 million; and
 . up to 0.75% of the fully diluted outstanding common stock of GNTS for approximately $2.6 million.

     Each operating subsidiary has also granted to the strategic investors rights to purchase shares of its common stock in the following amounts:

 .  up to 4.25% (inclusive of the 0.75% discussed above) of the fully diluted outstanding common stock of Enterasys for approximately $43.7 million;
 .  up to 4.25% (inclusive of the 0.75% discussed above) of the fully diluted outstanding common stock of Riverstone for approximately $49.0 million;
 .  up to 4.25% (inclusive of the 0.75% discussed above) of the fully diluted outstanding common stock of Aprisma for approximately $22.7 million; and . up to 4.25% (inclusive of the 0.75% discussed above) of the fully diluted outstanding common stock of GNTS for approximately $16.7 million.

     The percentages and exercise prices outlined above are subject to change upon the occurrence of events described in detail in the instruments granting these securities, which have been filed as exhibits to the Company's annual report on Form 10-K (the "Silver Lake Exhibits"). In addition to the forgoing securities, the Company has agreed to issue to the Strategic Investors additional warrants upon the occurrence of certain events relating to the operating subsidiaries, including the sale of an operating subsidiary or the failure of an operating subsidiary to consummate an IPO. In addition, the Company has agreed to cause each of the four operating subsidiaries to issue additional rights to purchase shares of its common stock upon the occurrence of certain events. The terms and rights of each security listed above are described in full in the Silver Lake Exhibits.

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

Indebtedness of Management

  On August 23, 1999, the Company entered into a promissory note with Mr. Fiallo in the amount of $100,000. The loan becomes due and payable in full on June 1, 2002. The principal amount becomes due and payable earlier if Mr. Fiallo's employment with the Company is terminated by Mr. Fiallo or by the Company for `cause', Mr. Fiallo commits any criminal offense, becomes disabled for more than six months in any twenty four consecutive months or dies. As of March 3, 2001, the remaining principal balance on the loan was $100,000

  On January 1, 2000, the Company entered into promissory notes with each of Messrs. Fiallo, Humphreys and Jaeger, each for the principal amount of $125,000. The Company entered into a similar promissory note with Mr. Kirkpatrick on June 15, 2000. Subject to the forgiveness provisions discussed below, the principal amount of these notes is payable (i) in full two years from the date the note was entered into for Messrs. Fiallo, Humphreys and Jaeger and on February 28, 2002 for Mr. Kirkpatrick and (ii) with the net proceeds of any sale by Messrs. Fiallo, Humphreys, Jaeger or Kirkpatrick respectively, of shares of Common Stock during the two-year period following the date of the note for Messrs. Fiallo, Humphreys and Jaeger and during the period from the date of the note until February 28, 2002 for Mr. Kirkpatrick, which net proceeds will be applied against any unpaid principal. If Messrs. Fiallo, Humphreys or Jaeger, as applicable, maintain continuous employment with the Company through the one year anniversary of the issuance of the note, and Mr. Kirkpatrick maintains continuous employment with the Company through February 28, 2001, the Company will forgive 25% of the total loan to the applicable executive or the remaining unpaid principal, whichever is less. If Messrs. Fiallo, Humphreys or Jaeger, as applicable, maintain continuous employment with the Company through the two year anniversary of the issuance of the note, and Mr. Kirpatrick maintains continuous employment with the Company through February 28, 2002, the Company will forgive the remaining 75% of the total loan to the applicable executive or the remaining unpaid principal, whichever is less. If the Company terminates Messrs. Fiallo, Humphreys, Jaeger or Kirkpatrick without cause, the note requires that the entire remaining principal balance be forgiven. Any loan amounts forgiven by the Company will be reported as taxable wages in the year the loan was forgiven. As of March 3, 2001, the remaining principal balance on the loans to each of Messrs. Fiallo, Jaeger and Kirkpatrick was $93,750. Upon the termination of his employment, in accordance with the terms of the note, the Company agreed to forgive the entire balance of Mr. Humphreys' note.

On April 12, 2000, the Company entered into promissory notes with Messrs. Patel and Pereira in the principal amounts of $385,000 and $400,000, respectively, to be applied to the payment of taxes owed by Messrs. Patel and Pereira relating to the Company's shares received by each of them as part of the Company's acquisition of Yago Systems in 1998. The notes bear interest at an annual rate of 6.46% and are due in full on April 12, 2002. If Mr. Patel or Pereira, as applicable, sell shares of the Company's Common Stock during the two-year period following the date of the note, Mr. Patel or Mr. Pereira, as applicable, must apply the net proceeds of the sale against any unpaid principal balance. As of March 3, 2001, the remaining principal balance on the note from Mr. Patel was $406,969 and the remaining principal balance on the note from Mr. Pereira was $422,825.

     On June 1, 2000, the Company entered into a promissory note with Mr. Kirkpatrick for the principal amount of $200,000. The principal amount is payable in full on June 1, 2002 and bears interest at a rate of 8% per year. As of March 3, 2001, the remaining principal balance on the note was $210,667.

     On September 20, 2001, the Company's subsidiary, GNTS, entered into a promissory note with Mr. Humphreys in the principal amount of $200,000. The note provides that the principal amount is payable in full on September 20, 2003 and bears interest at the rate of 6.5% per year. In connection with his termination, the Company has agreed to forgive the remaining principal balance on the note, provided that Mr. Humphreys complies with the terms and conditions of the severance agreement between the Company and Mr. Humphreys.

     During Fiscal 2001, each of these officers sold shares of the Company's common stock. The Company has to date waived compliance with the repayment provisions of these notes in connection with these sales.

     See the discussion under the caption "Compensation Committee Interlocks and Insider Participation" relating to Mr. Myerow.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

3. Exhibits

The following exhibits unless herein filed are incorporated by reference:


 Exhibit
   No.      Exhibit Description
   ---      -------------------
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



 Exhibit
   No.      Exhibit Description
   ---      -------------------
       3.2  Certificate of Designations, Preferences and Rights for Series A and Series B Convertible Preferred Stock
            of Cabletron, incorporated by reference to Exhibit 2.4 of Cabletron's current report on Form 8-K, filed on
            September 11, 2000 (the "Silver Lake 8-K").

       3.3  Certificate of Designations, Preferences and Rights for Series C Convertible Preferred Stock of Cabletron.*

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

       4.2  Specimen stock certificate of Cabletron Series A Preferred Stock.*

       4.3  Specimen stock certificate of Cabletron Series B Preferred Stock.*

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


 Exhibit
   No.      Exhibit Description
   ---      -------------------
      10.7  Lease dated October 19, 1992 between the Registrant and Heidelberg Harris, Inc., relating to leased premises in Durham, New Hampshire, incorporated by reference to Exhibit 10.9 of the First Form S-3.

      10.8  Letter Sublease Agreement, dated June 4, 1998, between Picturetel Corporation and Cabletron, together with related documents.*

      10.9  Sublease, dated as of December 4, 2000, between 273 Corporate Drive, LLC and Aprisma, together with related documents.*

     10.10  Lease Agreement (the "Santa Clara Lease") between WPM II Real Estate Limited Partnership and Cabletron
            Systems Sales and Service, Inc., dated January 6, 1999, together with Tenant Estoppel Certificate dated
            June 13, 2000.*

     10.11  Assignment of the Santa Clara Lease, effective August 28, 2000, between Cabletron Systems Sales and
            Service, Inc. and Riverstone.*

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

     10.17  Manufacturing Services Agreement, dated as of February 29, 2000, between the Company and Flextronics
            International USA, Inc, incorporated by reference to Exhibit 10.6 of Cabletron's quarterly report on Form
            10-Q/A, filed on February 12, 2001.

     10.18  Standstill and Disposition Agreement, dated as of December 17, 1999, between Efficient Networks, Inc. and the Company, which is incorporated by reference to Exhibit 2.4 of Cabletron's current report on Form 8-K, filed on January 14, 2000.

     10.19  Amended and Restated Change-in-control Severance Benefit Plan for Key Employees.*

     10.20  1998 Equity Incentive Plan, incorporated by reference to  Exhibit 4.1 of the Company's registration statement on Form S-8, No. 333-83991.

     10.20  Amended and Restated Aprisma 2000 Equity Incentive Plan, incorporated by reference to Exhibit 10.7 of the
            Q2 2001 10-Q.

     10.22  Amended and Restated GNTS 2000 Equity Incentive Plan, incorporated by reference to Exhibit 10.8 of the Q2
            2001 10-Q.

     10.23  Amended and Restated Enterasys 2000 Equity Incentive Plan, incorporated by reference to Exhibit 10.9 of the
            Q2 2001 10-Q.

     10.24  Amended and Restated Riverstone 2000 Equity Incentive Plan, incorporated by reference to Exhibit 10.10 of the Q2 2001 10-Q.

     10.25  Riverstone Change-In-Control Severance Benefit Plan for Key Employees.*



 Exhibit
   No.      Exhibit Description
   ---      -------------------
     10.26  Aprisma Change-In-Control Severance Benefit Plan for Key Employees, incorporated by reference to Exhibit
            10.2 of the Q3 2001 10-Q.

     10.27  Enterasys Change-In-Control Severance Benefit Plan for Key Employees, incorporated by reference to Exhibit
            10.3 of the Q3 2001 10-Q.

     10.28  GNTS Change-In-Control Severance Benefit Plan for Key Employees, incorporated by reference to Exhibit 10.4 of the Q3 2001 10-Q.

     10.29  Form of Subsidiary Option Grant for Messrs. Patel, Kirkpatrick and Jaeger for options granted from the 2000
            Equity Incentive Plans of Aprisma, Enterasys, GNTS and Riverstone, incorporated by reference to Exhibit
            10.5 of the Q3 2001 10-Q.

     10.30  Promissory Note, dated April 12, 2000 of Piyush Patel, incorporated by reference to Exhibit 10.25 of the
            2000 10-K.

     10.31  Promissory Note, dated January 1, 2000 of Earle Humphreys, incorporated by reference to Exhibit 10.26 of the 2000 10-K.

     10.32  Promissory Note, dated August 23, 1999 of Enrique P. (Henry) Fiallo, incorporated by reference to Exhibit
            10.28 of the 2000 10-K.

     10.33  Promissory Note, dated January 1, 2000 of Enrique P. (Henry) Fiallo, incorporated by reference to Exhibit
            10.27 of the 2000 10-K.

     10.34  Promissory Note, dated April 12, 2000, of Romulus Pereira.*

     10.35  Promissory Note, dated June 1, 2000, of David Kirkpatrick.*

     10.36  Promissory Note, dated June 15, 2000, of David Kirkpatrick.*

     10.37  Promissory Note, dated January 1, 2000, of Eric Jaeger.*

     10.38  Agreement, dated April 4, 2001, between Cabletron and Earle Humphreys.

     10.39  Description of loan to Michael Skubisz.

     10.40  Promissory Note, dated September 20, 2001, of Earle Humphreys.

      22.1  Subsidiaries of Cabletron Systems, Inc.*

      23.1  Consent of Independent Auditors.*

* Previously filed.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         CABLETRON SYSTEMS, INC.
               July 2, 2001              By: /s/ Piyush Patel
               ------------                  ----------------
                   Date                          Piyush Patel
                                                 Chairman, President and Chief
                                                 Executive Officer

               July 2, 2001              By: /s/ David Kirkpatrick
               ------------                  ---------------------
                   Date                          David Kirkpatrick
                                                 Chief Financial Officer and
                                                 Chief Operating Officer
                                                 (Principal Financial and
                                                 Accounting Officer

                                 EXHIBIT INDEX



 Exhibit
   No.      Exhibit Description
   ---      -------------------
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

       3.3  Certificate of Designations, Preferences and Rights for Series C Convertible Preferred Stock of Cabletron.*



 Exhibit
   No.      Exhibit Description
   ---      -------------------
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

       4.2  Specimen stock certificate of Cabletron Series A Preferred Stock.*

       4.3  Specimen stock certificate of Cabletron Series B Preferred Stock.*

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

      10.8  Letter Sublease Agreement, dated June 4, 1998, between Picturetel Corporation and Cabletron, together with related documents.*

      10.9  Sublease, dated as of December 4, 2000, between 273 Corporate Drive, LLC and Aprisma, together with related documents.*



 Exhibit
   No.      Exhibit Description
   ---      -------------------
     10.10  Lease Agreement (the "Santa Clara Lease") between WPM II Real Estate Limited Partnership and Cabletron
            Systems Sales and Service, Inc., dated January 6, 1999, together with Tenant Estoppel Certificate dated
            June 13, 2000.*

     10.11  Assignment of the Santa Clara Lease, effective August 28, 2000, between Cabletron Systems Sales and
            Service, Inc. and Riverstone.*

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

     10.17  Manufacturing Services Agreement, dated as of February 29, 2000, between the Company and Flextronics
            International USA, Inc, incorporated by reference to Exhibit 10.6 of Cabletron's quarterly report on Form
            10-Q/A, filed on February 12, 2001.

     10.18  Standstill and Disposition Agreement, dated as of December 17, 1999, between Efficient Networks, Inc. and the Company, which is incorporated by reference to Exhibit 2.4 of Cabletron's current report on Form 8-K, filed on January 14, 2000.

     10.19  Amended and Restated Change-in-control Severance Benefit Plan for Key Employees.*

     10.20  1998 Equity Incentive Plan, incorporated by reference to  Exhibit 4.1 of the Company's registration statement on Form S-8, No. 333-83991.

     10.20  Amended and Restated Aprisma 2000 Equity Incentive Plan, incorporated by reference to Exhibit 10.7 of the
            Q2 2001 10-Q.

     10.22  Amended and Restated GNTS 2000 Equity Incentive Plan, incorporated by reference to Exhibit 10.8 of the Q2
            2001 10-Q.

     10.23  Amended and Restated Enterasys 2000 Equity Incentive Plan, incorporated by reference to Exhibit 10.9 of the
            Q2 2001 10-Q.

     10.24  Amended and Restated Riverstone 2000 Equity Incentive Plan, incorporated by reference to Exhibit 10.10 of the Q2 2001 10-Q.

     10.25  Riverstone Change-In-Control Severance Benefit Plan for Key Employees.*

     10.26  Aprisma Change-In-Control Severance Benefit Plan for Key Employees, incorporated by reference to Exhibit
            10.2 of the Q3 2001 10-Q.

     10.27  Enterasys Change-In-Control Severance Benefit Plan for Key Employees, incorporated by reference to Exhibit
            10.3 of the Q3 2001 10-Q.

     10.28  GNTS Change-In-Control Severance Benefit Plan for Key Employees, incorporated by reference to Exhibit 10.4 of the Q3 2001 10-Q.



 Exhibit
   No.      Exhibit Description
   ---      -------------------
     10.29  Form of Subsidiary Option Grant for Messrs. Patel, Kirkpatrick and Jaeger for options granted from the 2000
            Equity Incentive Plans of Aprisma, Enterasys, GNTS and Riverstone, incorporated by reference to Exhibit
            10.5 of the Q3 2001 10-Q.

     10.30  Promissory Note, dated April 12, 2000 of Piyush Patel, incorporated by reference to Exhibit 10.25 of the
            2000 10-K.

     10.31  Promissory Note, dated January 1, 2000 of Earle Humphreys, incorporated by reference to Exhibit 10.26 of the 2000 10-K.

     10.32  Promissory Note, dated August 23, 1999 of Enrique P. (Henry) Fiallo, incorporated by reference to Exhibit
            10.28 of the 2000 10-K.

     10.33  Promissory Note, dated January 1, 2000 of Enrique P. (Henry) Fiallo, incorporated by reference to Exhibit
            10.27 of the 2000 10-K.

     10.34  Promissory Note, dated April 12, 2000, of Romulus Pereira.*

     10.35  Promissory Note, dated June 1, 2000, of David Kirkpatrick.*

     10.36  Promissory Note, dated June 15, 2000, of David Kirkpatrick.*

     10.37  Promissory Note, dated January 1, 2000, of Eric Jaeger.*

     10.38  Agreement, dated April 4, 2001, between Cabletron and Earle Humphreys.

     10.39  Description of loan to Michael Skubisz.

     10.40  Promissory Note, dated September 20, 2001, of Earle Humphreys.

      22.1  Subsidiaries of Cabletron Systems, Inc.*

      23.1  Consent of Independent Auditors.*

* Previously filed.