Form 10-Q
period 2001-06-02
CABLETRON SYSTEMS INC
filed 2001-07-10
CIK 846909

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 2, 2001

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
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

YES - X   NO -

As of June 22, 2001, there were 189,502,893 shares of the Registrant's common stock outstanding.

This document contains 19 pages

INDEX

CABLETRON SYSTEMS, INC.

CABLETRON SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	(unaudited)
	June 2, 2001	March 3, 2001
Assets
Current assets:
Cash and cash equivalents	$423,978	$354,543
Investments	210,708	428,173
Accounts receivable, net of allowance for doubtful accounts ($32,240 and $30,559, respectively)	205,222	210,862
Inventories	97,396	98,183
Deferred income taxes	83,764	139,340
Prepaid expenses and other assets	126,623	91,065

Total current assets	1,147,691	1,322,166

Investments	328,514	302,370
Property, plant and equipment, net	91,230	91,271
Intangible assets, net	182,239	196,302

Total assets	$1,749,674	$1,912,109

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$70,413	$91,351
Accrued expenses	82,828	105,243
Deferred revenue	77,314	112,096
Deferred gain	—	60,769
Income taxes payable	61,345	51,394

Total current liabilities	291,900	420,853

Deferred income taxes	1,199	57,065

Total liabilities	293,099	477,918

Minority interest	35,026	34,567
Redeemable convertible preferred stock, $1.00 par value. 65 shares of
Series A, 25 shares of Series B and 45 shares of Series C were designated, issued and outstanding at June 2, 2001 and March 3, 2001 (aggregate
liquidation preference of Series A and B, 65 and 25, respectively)	112,669	109,589

Commitments and contingencies

Stockholders' equity:
Undesignated preferred stock, $1.00 par value. Authorized 1,859 shares	—	—
Common stock, $0.01 par value. Authorized 450,000 shares; issued
191,513 and 190,611 shares, respectively	1,915	1,906
Additional paid-in capital	997,870	990,157
Retained earnings	381,658	371,857
Unearned stock-based compensation	(14,438)	(16,673)
Treasury stock, at cost (2,150 and 2,100, respectively)	(57,732)	(56,479)

	1,309,273	1,290,768
Accumulated other comprehensive income	(393)	(733)

Total stockholders' equity	1,308,880	1,290,035

Total liabilities and stockholders' equity	$1,749,674	$1,912,109

See accompanying notes to consolidated financial statements.

CABLETRON SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS	(unaudited)
(in thousands, except per share amounts)	Three months ended
	June 2, 2001	June 3, 2000

Net revenues	$306,898	$275,064
Cost of revenues (excludes stock-based compensation
of $93 for the three months ended June 2, 2001)	148,081	153,559

Gross margin	158,817	121,505
Operating expenses:
Research and development (excludes stock-based
compensation of $1,906 for the three months
ended June 2, 2001)	39,320	40,499
Selling, general and administrative (excludes
stock-based compensation of $233 for the three
months ended June 2, 2001)	118,303	118,915
Amortization of intangible assets	11,284	6,488
Stock-based compensation	2,232	—
Special charges	—	25,550

Loss from operations	(12,322)	(69,947)
Interest income, net	10,402	9,476
Other income, net	12,600	1,900
Minority interest	652	—

Income (loss) before income taxes and cumulative
effect of a change in accounting principle	11,332	(58,571)
Income tax expense (benefit)	6,206	(20,711)
Cumulative effect of a change in accounting principle,
net of $4.9 million tax expense	7,742	—

Net income (loss)	12,868	(37,860)

Accretive Dividend of Series A and Series B
Preferred Shares	(3,067)	—

Net income (loss) to common shareholders	$9,801	($37,860)

Per common share:
Basic earnings:
Income (loss) to common shareholders before cumulative
effect of a change in accounting principle	$0.01	($0.21)

Cumulative effect of a change in accounting principle	$0.04	—

Net income (loss) attributable to common
shareholders	$0.05	($0.21)

Diluted earnings:
Income (loss) to common shareholders before cumulative
effect of a change in accounting principle	$0.01	($0.21)

Cumulative effect of a change in accounting principle	$0.04	—

Net income (loss) attributable to common
shareholders	$0.05	($0.21)

Weighted-average number of common shares
outstanding:
Basic	188,833	184,116

Diluted	192,103	184,116

See accompanying notes to consolidated financial statements.

CABLETRON SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	(unaudited)
	Three months ended
	June 2, 2001	June 3, 2000

Cash flows from operating activities:
Net income (loss)	$12,868	($37,860)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	23,373	22,883
Provision for losses on accounts receivable	2,571	2,998
Stock-based compensation	2,232	—
Deferred income taxes	(290)	(28,735)
Loss on disposal and impairment of property, plant and equipment	—	14,937
Net realized (gain) loss on sale of securities	(46,820)	—
Net non cash investment writedowns	34,409	(1,203)
Other	(14,600)	21
Changes in assets and liabilities, (net of effects of business acquisitions):
Accounts receivable	3,069	21,366
Inventories	787	3,109
Prepaid expenses and other assets	(32,779)	(23,507)
Accounts payable	(20,938)	43,537
Accrued expenses	(22,415)	(6,492)
Deferred revenue	(34,782)	(21,929)
Income taxes payable	9,951	(18,009)

Net cash used in operating activities	(83,364)	(28,884)

Cash flows from investing activities:
Capital expenditures	(12,048)	(11,147)
Cash paid for business acquisitions, net	—	(2,648)
Outsourcing of manufacturing	—	(7,682)
Purchase of available-for-sale securities	(175,149)	(243,660)
Purchase of held-to-maturity securities	—	(20,841)
Sales/maturities of marketable securities	333,510	274,956

Net cash provided by (used in) investing activities	146,313	(11,022)

Cash flows from financing activities:
Common stock issued to employee stock purchase plan	4,397	6,614
Proceeds from sale of common stock put options	—	2,429
Repurchase of common stock	(1,253)	(13,663)
Proceeds from exercise of common stock options	4,437	3,708
Proceeds from exercise of preferred stock options	13	—

Net cash provided by financing activities	7,594	(912)

Effect of exchange rate changes on cash	(1,108)	(363)

Net increase (decrease) in cash and cash equivalents	69,435	(41,181)
Cash and cash equivalents, beginning of period	354,543	350,980

Cash and cash equivalents, end of period	$423,978	$309,799

Supplemental disclosures of cash flow information:
Cash paid (refunds received) during the period for:
Income taxes	$(50)	$17
Non-cash financing activities:
Accretive dividend of Series A and Series B Preferred Shares	$(3,067)	$—

See accompanying notes to consolidated financial statements.

CABLETRON SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.     Basis of Presentation

Cabletron Systems, Inc. ("Cabletron" or the "Company") conducts its operations through four subsidiaries in the telecommunications and networking industry: Enterasys Networks, Inc. ("Enterasys"), Riverstone Networks, Inc. ("Riverstone"), Aprisma Management Technologies, Inc. ("Aprisma") and GlobalNetwork Technology Services, Inc. ("GNTS") (collectively known as, the "Operating Subsidiaries"). The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 2 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year. Certain prior period balances have been reclassified to conform to the current period presentation. The accompanying financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended March 3, 2001.

2.     Segment and Geographical Information

The Company and its Operating Subsidiaries provide a broad line of products and services for the telecommunications and networking industry. Substantially all revenues result from the sale of hardware and software products and professional services such as training, consulting, installation, and maintenance. The Company's chief operating decision maker ("CODM") reviews the Company's financial results based on the respective businesses of the Operating Subsidiaries. Reflected in the "Other" category are the Company's operating results from the non-core legacy products, results not attributable to the ongoing business of one of the Operating Subsidiaries, as well as other corporate costs such as amortization of intangible assets and restructuring costs.

Income (loss) before income taxes and cumulative effect of a change in accounting principle, at the subsidiary level, excludes stock-based compensation charges resulting from subsidiary stock options issued to non-subsidiary employees, which are eliminated in the consolidated results of the Company. Also excluded is amortization of deferred compensation related to acquisitions and stock options granted with exercise prices below fair market value on the date of grant. These items are included in the results of Cabletron, and are reflected in the reconciliation of income (loss) before income taxes and cumulative effect of a change in accounting principle. As of June 3, 2000, the Company and the Operating Subsidiaries entered into a Transformation Agreement and Contribution Agreements. Pursuant to the Contribution Agreements, the Company transferred Company-owned assets and liabilities to the Operating Subsidiaries. Subsequent to the transferring of assets and liabilities, the Operating Subsidiaries began recording interest income, as earned, based on their respective levels of cash administered by the Company. The Other geographic region includes Canada and Latin America countries. All revenue amounts are based on product shipment destination.

The financial information disclosed herein represents all of the material financial information related to the Company's principal operating segments. No one foreign country accounts for greater than 10% of total revenues. Transactions between separate segments are recorded, based on established agreements, and are eliminated in consolidation.

	Three months ended
	June 2,	June 3,
(in thousands)	2001	2000
Revenues (trade):
Enterasys	$232,185	$174,043
Riverstone	43,780	14,122
Aprisma	19,051	14,363
GNTS	11,882	10,410
Other	—	62,126

Total trade revenues	$306,898	$275,064

Revenues to related entities:
Enterasys	$—	$1,660
Riverstone	387	1,656
Aprisma	3,284	773
GNTS	33	—
Other	—	—

Total revenues to related entities	$3,704	$4,089

Total segment revenues:
Enterasys	$232,185	$175,703
Riverstone	44,167	15,778
Aprisma	22,335	15,136
GNTS	11,915	10,410
Other	—	62,126

Total revenues before eliminations	$310,602	$279,153

Eliminations	(3,704)	(4,089)

Total revenues	$306,898	$275,064

	Three months ended
	June 2,	June 3,
(in thousands)	2001	2000
Segment income (loss) before income taxes and
cumulative effect of a change in accounting principle:
Enterasys	$31,032	$(7,771)
Riverstone	(3,636)	(11,735)
Aprisma	1,405	(3,644)
GNTS	(7,171)	(4,908)
Other	(10,034)	(375)
Reconciling items:
Amortization of intangible assets	(11,284)	(6,488)
Stock-based compensation	(2,232)	—
Special charges	—	(25,550)
Other income, net	12,600	1,900
Minority interest	652	—

Total income (loss) before income taxes and cumulative
effect of a change in accounting principle	$11,332	$(58,571)

Compensation charges resulting from stock options issued to non-subsidiary employees, eliminated in consolidation, were:

	Three months ended
	June 2,	June 3,
(in thousands)	2001	2000
Enterasys	$—	$199
Riverstone	—	247
Aprisma	—	113
GNTS	—	115

Total compensation charges	$—	$674

Revenues by geography were:

	Three months ended
	June 2,	June 3,
(in thousands)	2001	2000
Revenues (trade):
United States	$171,469	$168,024
Europe	65,953	59,982
Pac Rim	46,949	27,835
Other	22,527	19,223

Total net revenues	$306,898	$275,064

3.     New Accounting Standards

On March 4, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended (“SFAS 133”). SFAS No. 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under this standard, the Company recognizes all derivative instruments as either assets or liabilities in its consolidated balance sheets and measures those instruments at fair value. Changes in the fair values of derivatives are reported in the Company's results of operations or other comprehensive income or loss depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in those fair values or cash flows that are attributable to the hedged risk, both at inception of the hedge and on an ongoing basis.

The Company, as a result of its global operating and financial activities, is exposed to changes in foreign currency exchange rates which may adversely affect its results of operations and financial position. In order to minimize the potential adverse impact, the Company uses foreign currency forward and option contracts. The Company has not designated these instruments as hedges under FAS 133. The instruments have been recorded on the balance sheet at fair value. The fair value of the instruments is insignificant to the consolidated financial statements as of June 2, 2001.

Upon the adoption of SFAS No. 133, the Company recorded a transition adjustment, which resulted in an after-tax increase in net income of $7.7 million related to the Company’s written call options on Efficient Networks, Inc. (“Efficient”) common stock held as of March 4, 2001. The call options were terminated in accordance with their terms during the first quarter of fiscal 2002 as part of the Efficient transactions. This transition adjustment was reflected in the Company's results of operations for the first quarter of fiscal 2002 as the cumulative effect of a change in accounting principle.

4.     Inventories

Inventories consist of:

(in thousands)	June 2, 2001	March 3, 2001

Raw materials	$3,433	$3,517
Finished goods	93,963	94,666

Total	$97,396	$98,183

5.     Stock Repurchase Program

On April 24, 2000, the Company's Board of Directors authorized the Company to repurchase up to $400.0 million of the Company's outstanding shares of common stock. As of June 2, 2001, the Company had repurchased approximately 2.2 million shares in the open market for $57.7 million. The Company may repurchase additional shares within the next 12 months, depending on market conditions and other factors.

6.     EPS Reconciliation

The reconciliation of the numerators and denominators of the basic and diluted income (loss) per common share computations for the Company's reported net income (loss) is as follows:

	Three months ended
(in thousands, except per share amounts)	June 2, 2001	June 3, 2000

Net income (loss) to common shareholders	$9,801	($37,860)

Weighted average number of common
shares outstanding - basic	188,833	184,116
Dilutive effect:
Net additional common shares upon exercise
of common stock options	3,270	—

Weighted average number of common
shares outstanding - diluted	192,103	184,116

Net income (loss) per common share - basic	$0.05	($0.21)

Net income (loss) per common share - diluted	$0.05	($0.21)

For the three months ended June 3, 2000, stock options totaling 8.0 million were not included in the calculation of diluted earnings per share since the effect was anti-dilutive.

7.     Comprehensive Income (Loss)

The Company's total comprehensive income (loss) was as follows:

	Three months ended
(in thousands)	June 2, 2001	June 3, 2000

Net income (loss)	$12,868	$(37,860)

Other comprehensive income (loss):
Unrealized gain/(loss) on available-for-sale securities	2,415	(988,966)
Foreign currency translation adjustment	(1,683)	(218)
Income tax benefit (expense)	(392)	393,059

Total comprehensive income (loss)	$13,208	$(633,985)

Approximately $1.0 million tax expense and $393.1 million tax benefit was related to the unrealized gain (loss) on available-for-sale securities in the quarters ended June 2, 2001 and June 3, 2000, respectively, and $0.6 million tax benefit was related to foreign currency translation adjustments in the quarter ended June 2, 2001.

The accumulated comprehensive income (loss) as of June 2, 2001 consists of:

	Gross item	Tax effect	Net of tax

Unrealized gain (loss) on available-for-sale securities	$2,771	$(1,108)	$1,663
Foreign currency translation adjustment	$(3,119)	$1,063	$(2,056)

Total accumulated comprehensive income (loss)	$(348)	$(45)	$(393)

8.     Restructuring Charges

In the first quarter of fiscal 2001, the Company recorded a special charge of $27.1 million related to the restructuring initiative undertaken during May 2000 in connection with the Company's transformation. The special charges consisted of $13.5 million related to asset impairments, $11.9 million related to severance benefits and $1.7 million related to exit costs. These charges reflected the expected sale of an office building in Rochester, NH, the planned closure of 20 sales offices worldwide (11 were closed), the write-off of certain assets that were not required subsequent to the transformation of the Company and the planned reduction of 570 individuals from the Company’s global workforce (567 of whom were terminated). The Company substantially completed this restructuring initiative as of June 2, 2001. The reduction in the global workforce involved principally sales, engineering and administrative personnel and has also included targeted reductions impacting most functions within the Company. The exit costs which the Company incurred related primarily to long-term lease commitments. The remaining exit costs relate to expected payments to be made in future periods relating to facilities closed under this initiative. The remaining accrual for severance costs relates to a series of cash payments that the Company will make in fiscal year 2002 to certain employees who terminated prior to June 2, 2001. This initiative was designed to establish the proper sizing of the transformed Company and align the revenue opportunities with cost models.

(in thousands)	Asset Impairments	Severance Benefits	Exit Costs	Total

Total charge	$13,512	$11,872	$1,667	$27,051
Cash payments since inception	--	(10,562)	(520)	(11,082)
Non-cash items since inception	(13,512)	--	--	(13,512)

Accrual balance as of June 2, 2001	$--	$1,310	$1,147	$2,457

9.     Other Income, Net

During the first quarter of fiscal 2002, the Company sold 2.0 million shares of Efficient Networks, Inc. (“Efficient”) common stock and tendered its remaining 8.5 million shares associated with the tender offer to acquire the outstanding shares of Efficient common stock made by Siemens for proceeds of $245.2 million. In connection with these transactions, the Company recognized $46.8 million in other income during the three months ended June 2, 2001. The Company also recorded $34.4 million of write downs of privately held securities and $0.2 million of other income during the first quarter of fiscal 2002.

10.     Related Party Transactions

The Company maintains investments in private debt and equity securities of certain companies and accounts for these investments under the cost method of accounting. The Company does not maintain a controlling interest in these entities. In limited instances the Company recorded revenue in transactions where the Company received equity instruments in exchange for products sold. During the first quarter of fiscal 2002 and 2001, the Company recorded revenues of $27.1 million and $6.3 million, respectively, from these companies in which the Company maintained an investment.

11.     Legal Proceedings

Since October 24, 1997, nine shareholder class action lawsuits have been filed against Cabletron and certain officers and directors of Cabletron in the United States District Court for the District of New Hampshire. By order dated March 3, 1998 these lawsuits, which are similar in material respects, were consolidated into one class action lawsuit, captioned In re Cabletron Systems, Inc. Securities Litigation (C.A. No. 97-542-SD). The case has been transferred to the District of Rhode Island. The complaint alleges that Cabletron and certain of its officers and directors disseminated materially false and misleading information about Cabletron's operations and acted in violation of Section 10(b) and Rule 10b-5 of the Exchange Act during the period between March 3, 1997 and December 2, 1997. The complaint further alleges that certain officers and directors profited from the dissemination of such misleading information by selling shares of the common stock of Cabletron during this period. The complaint does not specify the amount of damages sought on behalf of the class. In a ruling dated May 23, 2001, the district court dismissed this complaint with prejudice. The plaintiffs have appealed this ruling to the First Circuit Court of Appeals. If the plaintiffs were to prevail on appeal, and ultimately prevail on the merits of the case, Cabletron could be required to pay substantial damages.

In addition, the Company is involved in various other legal proceedings and claims arising in the ordinary course of business. Management believes that the disposition of these matters will not have a materially adverse effect on the financial condition or results of operations of the Company.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

Overview

Cabletron Systems, Inc. ("Cabletron" or the "Company") is a holding company that conducts its operations through four subsidiaries in the telecommunications and networking industry: Enterasys Networks, Inc. ("Enterasys"), Riverstone Networks, Inc. ("Riverstone"), Aprisma Management Technologies, Inc. ("Aprisma") and GlobalNetwork Technology Services, Inc. ("GNTS") (collectively known as, the "Operating Subsidiaries"). In February 2000, Cabletron announced its plans to establish the Operating Subsidiaries as part of an effort to improve its strategic focus and better capitalize on market opportunities. Enterasys designs, develops, markets and supports comprehensive network communications solutions for enterprises. Riverstone is a leading provider of Internet infrastructure equipment to telecommunications service providers in the metropolitan area network. Aprisma provides e-business infrastructure management software for enterprises and service providers. GNTS is a network consulting company focused on the design, performance, management and security of complex networks for large enterprises and service providers.

The Company has announced that it intends to complete the spin-off of Riverstone by distributing its remaining shares of Riverstone common stock to its shareholders. The Company has also announced its intentions to establish Enterasys and Aprisma as independent public companies and that, in view of market conditions, it is considering alternative strategic transactions for GNTS. All of the transactions presently contemplated by the Company are subject to various conditions, including IRS rulings and shareholder votes if deemed necessary or desirable, and to other uncertainties. If the Company fails to satisfy any conditions, if the Company encounters unfavorable or different financial, industry or economic conditions, or if other unforeseen events intervene, some or all of the currently planned steps could occur on a different timetable or on different terms than the Company currently anticipates, or might not occur at all. The Company is not obligated to complete any of these transactions, and no assurance can be given as to whether or when any of these transactions will be approved or implemented.

Results of Three Months ended June 2, 2001 vs. Three Months ended June 3, 2000

Revenues

Total segment net revenues of Enterasys increased $56.5 million, or 32.1%, to $232.2 million in the first quarter of fiscal 2002 compared to $175.7 million in the first quarter of fiscal 2001. The increase in revenues of Enterasys products was due to increased sales of wireless products, including the Company's RoamAbout products, and sales of network security products that the Company has developed and through product offerings it acquired through its acquisitions of Indus River Networks, Inc. ("Indus River") and Network Security Wizards, Inc. ("NSW").

Total segment net revenues of Riverstone increased $28.4 million, or 179.9%, to $44.2 million in the first quarter of fiscal 2002 compared to $15.8 million in the first quarter of fiscal 2001. The increase in revenues of Riverstone products was primarily due to the addition of new service provider customers both in the United States and internationally.

Total segment net revenues of Aprisma increased $7.2 million, or 47.6%, to $22.3 million in the first quarter of fiscal 2002 compared to $15.1 million in the first quarter of fiscal 2001. The increase in revenues of Aprisma products is attributable to the increased number of product licenses sold and average transaction size, reflecting the increased penetration of SPECTRUM and related products among its service provider and enterprise customer base and the expansion of product line capabilities.

Total segment net revenues of GNTS increased $1.5 million, or 14.5%, to $11.9 million in the first quarter of fiscal 2002 compared to $10.4 million in the first quarter of fiscal 2001. The increase in revenues of GNTS services was due to increased revenues of products and services to its existing customers as GNTS increased its professional service offerings subsequent to the end of the first quarter of fiscal 2001.

During the third quarter of fiscal 2001, the Company ceased sales of its non-core legacy and discontinued products, including the Company's Digital Network Products Group ("DNPG") and NetVantage product lines, which resulted in zero revenues from these products in the first quarter of fiscal 2002 compared to $62.1 million in the first quarter of fiscal 2001.

Gross Margin

Gross margin of Enterasys products increased $32.1 million, or 38.2%, to $116.2 million in the first quarter of fiscal 2002 compared to $84.1 million in the first quarter of fiscal 2001. The increase in gross margin was due to increased revenues and the change in product mix including higher margin products such as the Company's multi-layer switching products and hardware maintenance services. Gross margin was impacted positively as a result of a reduction of accrued duty payments offset by a negative impact from unfavorable exchange rates. Gross margin as a percentage of net revenues in the first quarter of fiscal 2002 increased to 49.9% from 47.9% in the first quarter of fiscal 2001 due to the change in product mix and economies of scale from increased revenues.

Gross margin of Riverstone products increased $16.5 million, or 193.9%, to $25.0 million in the first quarter of fiscal 2002 compared to $8.5 million in the first quarter of fiscal 2001. The increase in gross margin was due to the increase in revenues and the related economies of scale achieved. Gross margin as a percentage of net revenues in the first quarter of fiscal 2002 increased to 56.8% from 53.9%, due to the shift in product mix and economies of scale achieved through the increase in revenues.

Gross margin of Aprisma products increased $7.0 million, or 71.9%, to $16.7 million in the first quarter of fiscal 2002 compared to $9.7 million in the first quarter of fiscal 2001. The increase in gross margin was due to the increase in both license and service revenue. Gross margin as a percentage of net revenues in the first quarter of fiscal 2002 increased to 74.6% from 64.0% in the first quarter of fiscal 2001. The increase was due to increased sales of the Company's proprietary products and decreased sales of lower margin third party products.

Gross margin of GNTS services decreased $0.2 million, or 4.2%, to $4.4 million in the first quarter of fiscal 2002 compared to $4.6 million in the first quarter of fiscal 2001. The decrease in gross margin was due to a combination of lower consultant utilization rates and lower gross margin percentages achieved related to non-services revenues. Gross margin as a percentage of net revenues in the first quarter of fiscal 2002 decreased to 36.9% from 43.8% in the first quarter of fiscal 2001 due to lower utilization rates.

Operating Expenses

Research and development expenses ("R&D") in the first quarter of fiscal 2002 decreased 2.9% to $39.3 million from $40.5 million in the first quarter of fiscal 2001. The decrease in research and development spending reflected the savings achieved through the reduction in the number of R&D projects to focus on the Company's Operating Subsidiaries. Research and development spending as a percentage of net revenues decreased to 12.8% from 14.7% primarily due to increased net revenues.

Selling, general and administrative ("SG&A") expenses in the first quarter of fiscal 2002 decreased 0.5% to $118.3 million, or 38.5% of net revenues, from $118.9 million, or 43.2% of net revenues, in the first quarter of fiscal 2001. This change was a result of costs associated with each Operating Subsidiary increasing its management team being offset by cost reductions achieved from prior restructuring initiatives.

Amortization of intangible assets expense increased $4.8 million, or 73.9%, to $11.3 million in the first quarter of fiscal 2002 compared to $6.5 million in the first quarter of fiscal 2001. The change in amortization expense was primarily a result of the acquisition of Indus River partially offset by the divestiture of DNPG, both of which were completed subsequent to the first quarter of fiscal 2001 and prior to the first quarter of fiscal 2002.

Stock-based compensation expense in the first quarter of fiscal 2002 was $2.2 million; $0.5 million related to stock options granted with exercise prices below fair market value on the date of grant and $1.7 million related to amortization of deferred compensation in connection with the Company's acquisitions of Indus River, Inc. and Network Security Wizards, Inc.

The Company did not incur special charges during the first quarter of fiscal 2002 compared to special charges of $25.6 million in the first quarter of fiscal 2001. The special charges incurred during the first quarter of fiscal 2001 related to $27.1 million for the restructuring initiative undertaken during May 2000, as a result of the Company's transformation, being offset by a $1.5 million adjustment to decrease the restructuring initiative undertaken during March 1999. The $27.1 million reflected the expected sale of an office building in Rochester, NH, the planned closure of 20 sales offices worldwide (11 were closed), the write-off of certain assets that were not required subsequent to the transformation of the Company and the planned reduction of 570 individuals from the Company's global workforce (567 of whom were terminated). The Company substantially completed this restructuring initiative as of June 2, 2001. The reduction in the global workforce involved principally sales, engineering and administrative personnel and has also included targeted reductions impacting most functions within the Company. The exit costs which the Company incurred related primarily to long-term lease commitments. The remaining exit costs related to facilities expenses will be paid in future periods relating to facilities closed under this initiative. This initiative was designed to establish the proper sizing of the transformed Company and align the revenue opportunities with cost models. The Company expects to save approximately $60.0 million per year as a result of lower operating costs.

Interest and Other Income, Net

Net interest income in the first quarter of fiscal 2002 increased $0.9 million to $10.4 million, as compared to $9.5 million in the same quarter of fiscal 2001. The increase reflects higher average cash and interest bearing investment balances during the first quarter of fiscal 2002.

Net other income in the first quarter of fiscal 2002 was $12.6 million, as compared to $1.9 million in the same quarter of fiscal 2001. The fiscal 2002 other income consisted of the recognition of $46.8 million related to the deferred gain relating to the Efficient transaction and gains associated with the Company's sale and tender of Efficient shares offset by $34.4 million of write-downs of marketable and non-marketable securities to their expected realizable values and $0.2 million of other income. The first quarter of fiscal 2001 net other income consisted of net gains from the sale of marketable securities.

Income (Loss) Before Income Taxes

Enterasys' income before income taxes increased $38.8 million, or 499.3%, to $31.0 million for the first quarter of fiscal 2002 compared to a loss before income taxes of $7.8 million for the first quarter of fiscal 2001. The change to income before income taxes from a loss before income taxes was principally due to increased revenues, higher gross margins, reductions in operating expenses as a result of the prior restructuring initiative and interest income.

Riverstone's loss before income taxes improved by $8.1 million, or 69.0%, to $3.6 million for the first quarter of fiscal 2002 compared to $11.7 million for the first quarter of fiscal 2001. The reduced loss was principally due to increased revenues that resulted in higher gross margin and interest income offset by costs related to the hiring of additional employees that were hired over the previous 12 months.

Aprisma's income before income taxes increased $5.0 million, or 138.6%, to $1.4 million for the first quarter of fiscal 2002 compared to loss before income taxes of $3.6 million for the first quarter of fiscal 2001. The change to income before income taxes from a loss before income taxes was principally due to increased revenues that resulted in higher gross margin and interest income offset by additional sales and marketing employees who were hired during the previous few quarters and new marketing programs that were initiated.

GNTS' loss before income taxes, increased $2.3 million, or 46.1%, to $7.2 million for the first quarter of fiscal 2002 compared to $4.9 million for the first quarter of fiscal 2001. The additional loss was the result of lower gross margin and increased marketing and general and administrative expenses.

The Company's other loss before income taxes for the first quarter of fiscal 2002 was $10.0 million compared to $0.4 million for the first quarter of fiscal 2001. The losses in both periods reflects expenses incurred by the Company that were not directly attributable to the Operating Subsidiaries, including consulting and professional fees which were due to the transformation of the Company and other corporate costs. The loss in the first quarter of fiscal 2001 included $17.2 million of inventory write-off related to product discontinuations that resulted from the transformation of the Company which was mostly offset by gross margin from product revenues and $9.5 million of interest income that was not attributable to the Operating Subsidiaries.

The Company's effective tax rate was 47.7% for the first quarter of fiscal 2002 compared to a tax benefit rate of 35.4% for the first quarter of fiscal 2001. The tax rate for the first quarter of fiscal 2002 was greater than the Company's statutory rate primarily due to non-deductible expenses. The tax benefit rate in the first quarter of fiscal 2001 was impacted by certain non-deductible special charges recorded during that quarter. The Company expects that the tax rate in future quarters will be higher than the Company's normal statutory tax rate due to non-deductible expenses that are taxed at higher rates.

The Company's cumulative effect of a change in accounting principle was a result of the Company's adoption of SFAS 133. Upon adoption of SFAS 133, the Company recorded a transition adjustment, which resulted in an after-tax increase in net income of $7.7 million related to the Company's written call options on Efficient common stock held as of March 4, 2001. The call options were terminated in accordance with their terms during the first quarter of fiscal 2002 as part of the Efficient transactions.

Liquidity and Capital Resources

Cash, cash equivalents, short and long-term investments decreased to $963.2 million at June 2, 2001 from $1,085.1 million at March 3, 2001. Net cash used in operating activities was $83.4 million in the first quarter of fiscal 2002, compared to $28.9 million in the first quarter of fiscal 2001. The additional net cash used in operating activities during the first quarter of fiscal 2002 was primarily due to a decrease in accounts payable as a result of the timing of cash disbursements including the Company's subcontractors. Net cash provided by investing activities was $146.3 million in the first quarter of fiscal 2002 compared to net cash used in investing activities of $11.0 million in the first quarter of fiscal 2001. The primary reason for the increase is that the first quarter of fiscal 2002 reflects the cash proceeds of approximately $245.2 million received from the sale of the Company's holdings of Efficient common stock.

Net accounts receivable decreased by $5.6 million, to $205.2 million at June 2, 2001 from $210.9 million at March 3, 2001. The lower accounts receivable balance at June 2, 2001 is primarily due to the timing of cash receipts. Average day sales outstanding were 60 days at June 2, 2001 compared to 66 days at March 3, 2001.

Worldwide inventories at June 2, 2001 were $97.4 million, or 59 days of revenues, compared to $98.2 million, or 63 days of revenues at March 3, 2001. Inventory turnover was 6.2 turns at June 2, 2001, compared to 5.8 turns at March 3, 2001.

Capital expenditures for the first three months of fiscal 2002 were $12.0 million compared to $11.1 million for the same period of the preceding year. Capital expenditures were principally related to purchases of computer and computer related equipment and leasehold improvements.

Current liabilities at June 2, 2001 were $291.9 million compared to $420.9 million at the end of the prior fiscal year. This decrease was largely due to decreases in accounts payable, lower deferred revenue and decreased other current liabilities. The accounts payable decrease was principally a result of the timing of cash disbursements. The deferred revenue decrease was primarily attributable to the performance of services resulting in revenue being recognized during the first quarter of fiscal 2002 and to a lesser degree cash payments made associated with lease guarantees. The lower other current liabilities was a result of the recognition of the deferred gain associated with the Company's holdings of Efficient shares in connection with the sale of shares and the tender offer by Siemens.

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

Following shareholder approval at our 2000 annual meeting, we contributed a substantial portion of our operating assets and liabilities to the four Operating Subsidiaries (Enterasys, Riverstone, Aprisma and GNTS). In February 2001, we completed an initial public offering of Riverstone. Recently, we announced our intention to distribute all of our shares of Riverstone to our shareholders in a "spin-off" transaction and to establish Enterasys and Aprisma as independent public companies. In addition, we are considering other strategic alternatives with respect to our Operating Subsidiaries, including the sale of one or more of the Operating Subsidiaries.

We are not obligated to complete any of these transactions and cannot assure you whether any distribution or other strategic transaction will be approved and implemented. The distribution of Riverstone and the establishment of Enterasys and

Aprisma as independent public companies will depend upon the individual performance of each subsidiary, market conditions and similar considerations. Also, all of these transactions are subject to conditions, including IRS rulings and shareholder votes, if deemed necessary or desirable, as well as other regulatory approvals and uncertainties. Any distribution or other strategic transaction will be implemented only if our Board of Directors continues to believe that it is in the best interests of the subsidiary and our stockholders. If we fail to satisfy any conditions, if we encounter unfavorable or different financial, industry or economic conditions, or if other unforeseen events intervene, some or all of the currently planned steps could occur on a different timetable or on different terms than we currently anticipate, or might not occur at all.

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

Many of our management personnel are employees of Enterasys and will leave us if and when we distribute shares of Enterasys to our shareholders. Enterasys provides many administrative services to us and our other operating subsidiaries under a sub-services agreement, which Enterasys may terminate upon one full fiscal quarter's notice. Following our distribution of Enterasys shares, Enterasys may terminate this sub-services agreement, and we may be unable to develop sufficient administrative capacity to operate efficiently by the effective date of termination.

We have received a ruling from the Internal Revenue Service that the distribution of Riverstone will qualify as a tax-free spin off under Section 355 of the Internal Revenue Code of 1986, as amended. We may seek a similar ruling, or an opinion of legal counsel, with respect to our intention to establish Aprisma and Enterasys as independent public companies. Rulings and opinions of this nature are subject to various representations and limitations, and in any event, are not binding upon the Internal Revenue Service or any court. If a distribution of a subsidiary's shares fails to qualify as a tax-free spin-off under Section 355 of the Internal Revenue Code, we will recognize a taxable gain equal to the difference between the fair market value of the applicable subsidiary on the date of the distribution and our adjusted tax basis in the applicable subsidiary's common stock on the date of the distribution. In addition, each of our stockholders will be treated as having received a taxable corporate distribution in an amount equal to the fair market value of the applicable subsidiary's common stock received by the stockholder on the date of distribution. Any taxable gain recognized by us or our stockholders as a result of a distribution which failed to qualify as tax-free under Section 355 is likely to be substantial.

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

Our restructuring charges may not provide anticipated benefits.

In connection with the transformation of our business, we have taken restructuring charges designed to establish the proper sizing of the transformed company. The elimination of these expenses in the future may not lead to the cost savings we currently anticipate and future restructuring charges may be necessary to establish the proper sizing of the transformed company or for other reasons. If the transformation-related restructuring charge fails to deliver the cost savings anticipated by the Company, the Company may take additional restructuring charges and its operating expenses levels may be higher than anticipated, causing the Company's financial results may suffer.

We may discontinue our share repurchase program.

During fiscal 2001, the Company embarked on a program to repurchase up to $400 million of the Company's outstanding stock. The Company is not obligated to purchase any shares of its common stock and can provide no assurance regarding the number of shares it will repurchase. Any decision by the Company to abandon its share repurchase plan or repurchase less than $400 million worth of its common stock may cause the Company's stock price to fall.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

Since October 24, 1997, nine shareholder class action lawsuits have been filed against Cabletron and certain officers and directors of Cabletron in the United States District Court for the District of New Hampshire. By order dated March 3, 1998 these lawsuits, which are similar in material respects, were consolidated into one class action lawsuit, captioned In re Cabletron Systems, Inc. Securities Litigation (C.A. No. 97-542-SD). The case has been transferred to the District of Rhode Island. The complaint alleges that Cabletron and certain of its officers and directors disseminated materially false and misleading information about Cabletron's operations and acted in violation of Section 10(b) and Rule 10b-5 of the Exchange Act during the period between March 3, 1997 and December 2, 1997. The complaint further alleges that certain officers and directors profited from the dissemination of such misleading information by selling shares of the common stock of Cabletron during this period. The complaint does not specify the amount of damages sought on behalf of the class. In a ruling dated May 23, 2001, the district court dismissed this complaint with prejudice. The plaintiffs have appealed this ruling to the First Circuit Court of Appeals. If the plaintiffs were to prevail on appeal, and ultimately prevail on the merits of the case, Cabletron could be required to pay substantial damages.

Item 5.  Other Information

The Company has not yet scheduled this year's annual meeting, but expects that the annual meeting will occur after August 11, 2001. The Company will inform shareholders of the date for the annual meeting, as well as the deadlines for stockholder proposals, at a later date.

Item 6.  Exhibits and Reports on Form 8-K.

[a]  Exhibits

None

[b]  Reports on Form 8-K

The Registrant filed one report on Form 8-K during the quarter for which this report is filed. On April 12, 2001, the Registrant announced its financial results for its year ended March 3, 2001 in the form of a press release.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CABLETRON SYSTEMS, INC.

July 10, 2001 Date	By: /s/ Piyush Patel Piyush Patel Chairman, President and Chief Executive Officer

Signature	Titles	Date

/s/ David J. Kirkpatrick David J. Kirkpatrick	Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)	July 10, 2001