Form 10-Q
period 2001-09-01
ENTERASYS NETWORKS INC /DE/
filed 2001-10-16
CIK 846909

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 1, 2001

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-10228

ENTERASYS NETWORKS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-2797263 (I.R.S. Employer identification no.)

35 Industrial Way, Rochester, New Hampshire 03867
(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (603) 332-9400

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES ☒    NO ☐

          As of September 29, 2001, there were 193,835,341 shares of the Registrant’s common stock outstanding.

          This document contains 26 pages

INDEX

ENTERASYS NETWORKS, INC.

ENTERASYS NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	September 1, 2001	March 3, 2001
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 139,590	$ 47,589
Marketable securities	86,085	406,633
Accounts receivable, net of allowance for doubtful accounts ($25,438 and $25,235, respectively)	168,304	151,392
Inventories	80,725	86,742
Deferred income taxes	96,071	139,340
Prepaid expenses and other assets	75,119	74,456
Net assets of discontinued operations	99,775	343,753

Total current assets	745,669	1,249,905

Marketable securities	148,602	159,012
Investments	127,892	143,358
Property, plant and equipment, net	58,612	69,220
Intangible assets, net	158,488	178,893

Total assets	$1,239,263	$ 1,800,388

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$ 40,453	$ 59,104
Accrued expenses	80,956	149,042
Deferred revenue	55,276	84,159
Income taxes payable	55,778	51,394

Total current liabilities	232,463	343,699
Deferred income taxes	1,202	57,065

Total liabilities	233,665	400,764
Redeemable convertible preferred stock, $1.00 par value, 45 shares of Series C were designated, issued and outstanding at March 3, 2001, and 65 shares of Series D and 25 shares of Series E were designated, issued and outstanding at March 3, 2001 and September 1, 2001 (aggregate liquidation preference of Series D and E, $58,932 and $22,666, respectively)	67,808	109,589
Commitments and contingencies
Stockholders’ equity:
Undesignated preferred stock, $1.00 par value. Authorized 1,859 shares	—	—
Common stock, $0.01 par value. Authorized 450,000 shares; issued 196,264 and 190,611 shares, respectively	1,963	1,906
Additional paid-in capital	1,098,255	990,157
Retained earnings (accumulated deficit)	(99,220)	371,857
Unearned stock-based compensation	(4,189)	(16,673)
Treasury stock, at cost (2,300 and 2,100 shares, respectively)	(60,539)	(56,479)

	936,270	1,290,768
Accumulated other comprehensive income	1,520	(733)

Total stockholders’ equity	937,790	1,290,035

Total liabilities and stockholders’ equity	$1,239,263	$ 1,800,388

See accompanying notes to consolidated financial statements.

ENTERASYS NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three months ended		Six months ended
	September 1, 2001	September 2, 2000	September 1, 2001	September 2, 2000
	(unaudited)
Net revenues	$ 240,181	$ 212,867	$ 472,367	$ 449,036
Cost of revenues (excludes stock-based compensation of $2,456 for the three and six months ended September 1, 2001)	130,170	119,362	249,537	256,581

Gross margin	110,011	93,505	222,830	192,455
Operating expenses:
Research and development (excludes stock-based compensation of $11,130 and $12,718 for the three and six months ended September 1, 2001)	21,613	19,015	42,411	43,902
Selling, general and administrative (excludes stock- based compensation of $12,432 for the three and six months ended September 1, 2001)	133,252	87,696	208,455	178,298
Amortization of intangible assets	10,624	20,068	20,963	26,048
Stock-based compensation	26,018	—	27,606	—
Special charges	—	—	—	25,550

Loss from operations	(81,496)	(33,274)	(76,605)	(81,343)
Interest income, net	4,604	6,272	11,143	15,763
Other expense, net	(18,396)	(121,415)	(5,861)	(119,515)

Loss from continuing operations before income taxes and cumulative effect of a change in accounting principle	(95,288)	(148,417)	(71,323)	(185,095)
Income tax expense (benefit)	(10,708)	(47,386)	594	(58,822)

Loss from continuing operations	(84,580)	(101,031)	(71,917)	(126,273)
Discontinued operations:
Loss from discontinued operations (net of tax expense of $1,054, and tax benefits of $6,113, $4,041 and $15,388, respectively)	(24,653)	(9,841)	(32,190)	(22,459)
Loss on disposal of GNTS (net of tax benefits of $1,189)	(38,947)	—	(38,947)	—

Loss from discontinued operations	(63,600)	(9,841)	(71,137)	(22,459)
Cumulative effect of a change in accounting principle (net of $4,949 tax expense)	—	—	7,742	—

Net loss	$(148,180)	$(110,872)	$(135,312)	$(148,732)

Dividend effect of beneficial conversion feature to Series D and Series E Preferred Stockholders	—	(16,854)	—	(16,854)
Accretive Dividend of Series D and Series E Preferred Shares	(3,098)	—	(6,165)	—

Net loss to common shareholders	$(151,278)	$(127,726)	$(141,477)	$(165,586)

Basic and diluted common shares:
Loss from continuing operations and dividends related to Series D and Series E Preferred Shares	$ (0.46)	$ (0.64)	$ (0.41)	$ (0.78)
Loss from discontinued operations	$ (0.33)	$ (0.05)	$ (0.38)	$ (0.12)
Cumulative effect of a change in accounting principle	—	—	$ 0.04	—
Net loss attributable to common shareholders	$ (0.79)	$ (0.69)	$ (0.75)	$ (0.90)

Weighted average number of basic and diluted common shares outstanding	190,803	184,186	189,811	184,150

See accompanying notes to consolidated financial statements.
ENTERASYS NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Six months ended
	September 1, 2001	September 2, 2000
	(unaudited)
Cash flows from operating activities:
Net loss	$(135,312)	$(148,732)
Loss from discontinued operations, net of tax	71,137	22,459
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	38,285	53,998
Provision for losses on accounts receivable	1,854	403
Deferred income taxes	(12,594)	(28,779)
Stock-based compensation	27,606	—
Other non-cash and asset impairment	(1,905)	137,443
Net realized gain on sale of securities	(46,820)	(9,026)
Net non-cash investment writedowns	46,725	6,709
Changes in assets and liabilities:
Accounts receivable	(18,766)	56,627
Inventories	6,017	(23,564)
Prepaid expenses and other assets	(663)	(37,650)
Accounts payable	(18,651)	(13,403)
Accrued expenses	(7,178)	(54,229)
Deferred revenue	(28,883)	4,891
Income taxes payable	(1,950)	(14,359)

Net cash used in operating activities of continuing operations	(81,098)	(47,212)

Cash flows from investing activities:
Capital expenditures	(13,148)	(10,847)
Outsourcing of manufacturing	—	(7,682)
Purchase of available-for-sale securities	(263,797)	(441,817)
Purchase of held-to-maturity securities	—	(74,398)
Sales/maturities of marketable securities	400,373	558,960

Net cash provided by investing activities of continuing operations	123,428	24,216

Cash flows from financing activities:
Proceeds from common stock issued to employee stock purchase plan	4,394	6,614
Proceeds from sale of common stock put options	—	4,144
Repurchase of common stock	(4,060)	(30,043)
Proceeds from exercise of common stock options	26,010	11,244
Proceeds from issuance of preferred stock, warrants and stock purchase rights	—	87,750
Proceeds from exercise of preferred stock options	13	—

Net cash provided by financing activities of continuing operations	26,357	79,709

Effect of exchange rate changes on cash	2,625	(732)
Cash related to discontinued operations	20,689	(227,515)
Net increase (decrease) in cash and cash equivalents	92,001	(171,534)
Cash and cash equivalents, beginning of period	47,589	350,980

Cash and cash equivalents, end of period	$ 139,590	$ 179,446

Supplemental disclosures of cash flow information:
Cash paid (refunds received) during the period for:
Income taxes	$ (50)	$ (100)
Non-cash financing activities:
Accretive dividend of Series D and Series E Preferred Shares	$ (6,165)	$ —
Dividend effect of beneficial conversion features to Series D and Series E Preferred Shareholders	$ —	$ (16,854)

See accompanying notes to consolidated financial statements.

ENTERASYS NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Basis of Presentation

          In February 2000, Cabletron Systems, Inc. (“Cabletron”), as part of an effort to improve its strategic focus and better capitalize on market opportunities, transferred substantially all of its operating assets and liabilities to four operating subsidiaries, Enterasys Networks, Inc. (“Enterasys Subsidiary”), Aprisma Management Technologies, Inc. (“Aprisma”), Riverstone Networks, Inc. (“Riverstone”) and GlobalNetwork Technology Services, Inc. (“GNTS”). On August 6, 2001, in connection with a transaction in which Cabletron distributed its shares of Riverstone’s common stock to its stockholders in a tax-free spin-off transaction, Enterasys Subsidiary was established as an independent public company by merging Enterasys Subsidiary into Cabletron with the surviving entity being renamed “Enterasys Networks, Inc.” (“Enterasys” or the “Company”).

          During the Company’s second fiscal quarter (the three months ended September 1, 2001), the Company’s Board of Directors made determinations to distribute Aprisma in a tax-free spin-off transaction or otherwise dispose of Aprisma and to discontinue GNTS’ operations through the assumption of certain contracts and employees of GNTS by Enterasys and Aprisma, and the acquisition of a portion of GNTS by a third party, and the discontinuance of the remainder of GNTS prior to December 29, 2001. As a result of these actions, the consolidated financial statements and related footnotes have been restated to reflect the results of Aprisma, Riverstone and GNTS as discontinued operations.

          The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 2 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year. Certain prior period balances have been reclassified to conform to the current period presentation. The accompanying financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 3, 2001.

2. Discontinued Operations

          On July 17, 2001, the Company’s Board of Directors declared a special dividend of the Company’s shares of Riverstone common stock to the Company’s shareholders of record on July 27, 2001, payable on August 6, 2001. On August 6, 2001, the Company distributed its shares of Riverstone common stock to the Company’s shareholders. The distribution ratio was 0.5131 shares of Riverstone common stock for each outstanding share of the Company’s common stock. No gain or loss was recorded as a result of these transactions. As a result of the distribution of the Company’s Riverstone shares, the Company recorded a non-cash charge to retained earnings of $329.6 million which reflected the net assets and liabilities of Riverstone.

          The historical results of operations and cash flows of Riverstone and the related balance sheet prior to August 6, 2001 are included in the accompanying Consolidated Statements of Operations, Cash Flows and Balance Sheet as discontinued operations. As of August 6, 2001, Riverstone discontinued the use of corporate and other infrastructure services that the Company had previously provided in accordance with a transitional services agreement.

          During the quarter ended September 1, 2001, the Company’s Board of Directors made a determination to establish Aprisma as an independent public company through a distribution of Aprisma’s shares to the Company’s stockholders or to otherwise dispose of Aprisma. Accordingly, the historical consolidated financial statements of Enterasys reflect Aprisma as a discontinued operation for all periods presented. On September 18, 2001, Aprisma filed a Form 10 registration statement under the Securities Exchange Act of 1934 with the Securities and Exchange Commission (“SEC”), which is subject to review and approval of the SEC prior to the distribution of shares.

          On July 16, 2001, the Company announced that the Company’s Board of Directors determined to sell a portion of GNTS to a third party, absorb a portion of GNTS into Enterasys and Aprisma and discontinue the remainder of the GNTS business. Enterasys and Aprisma assumed certain contracts and employees of GNTS related to customers with whom Enterasys and Aprisma had ongoing relationships. The Company finalized the sale of a portion of GNTS to the third party during September 2001. As a result, the consolidated financial statements of Enterasys reflect GNTS as a discontinued operation for all periods presented. During the three months ended September 1, 2001, the Company recognized approximately $40.2 million of expenses, of which $22.0 million of expenses were non-cash charges, related primarily to severance, office closings and asset write-offs, including intangible assets, associated with the discontinuation and sale of GNTS.

          As a result of the decisions made by Cabletron’s Board of Directors, Riverstone, Aprisma and GNTS have been classified as discontinued operations. Pursuant to Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” the accompanying unaudited Consolidated Financial Statements and notes thereto of the Company have been restated for all comparative periods presented to reflect the decision to discontinue these segments. Accordingly, the revenues, costs and expenses, assets and liabilities, and cash flows of Riverstone, Aprisma and GNTS have been accounted for as “Discontinued Operations” in the accompanying unaudited Consolidated Financial Statements.

          The following revenue from discontinued operations is reflected in the consolidated statements of operations in the loss from discontinued operations category.

	Three months ended		Six months ended
(in thousands)	September 1, 2001	September 2, 2000	September 1, 2001	September 2, 2000
Revenues (trade) from discontinued operations	$27,585	$48,567	$102,299	$87,462
Revenues to related entities	6,589	1,831	10,293	4,260
Eliminations	(6,589)	(1,831)	(10,293)	(4,260)

	$27,585	$48,567	$102,299	$87,462

          The assets and liabilities of discontinued operations, presented in the accompanying unaudited Consolidated Balance Sheets, were as follows:

(in thousands)	September 1, 2001	March 3, 2001
Current assets	$147,454	$381,130
Total assets	170,932	420,907
Current liabilities	71,157	77,154

Net assets of discontinued operations	$ 99,775	$343,753

3. New Accounting Standards

          On March 4, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”). SFAS No. 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under this standard, the Company recognizes all derivative instruments as either assets or liabilities in its consolidated balance sheets and measures those instruments at fair value. Changes in the fair values of derivatives are reported in the Company’s results of operations, as the Company has not designated any derivatives as hedging investments.

           The Company, as a result of its global operating and financial activities, is exposed to changes in foreign currency exchange rates, which may adversely affect its results of operations and financial position. In order to minimize the potential adverse impact, the Company uses foreign currency forward and option contracts. The fair value of the instruments is not material to the consolidated financial statements as of September 1, 2001.

          Upon the adoption of SFAS No. 133, the Company recorded a transition adjustment, which resulted in an after-tax increase in net income of $7.7 million related to the Company’s written call options on Efficient Networks, Inc. (“Efficient”) common stock held as of March 4, 2001. The call options expired in accordance with their terms during the quarter ended June 2, 2001 as part of the acquisition of Efficient by Siemens. This transition adjustment is reflected in the Company’s results of operations for the six months ended September 1, 2001 as the cumulative effect of a change in accounting principle.

          In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations” which addresses the financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, “Business Combinations,” and SFAS No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises.” SFAS No. 141 requires that all business combinations be accounted for by the purchase method, modifies the criteria for recognizing intangible assets, and expands disclosure requirements. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. The adoption of this statement has not had a material impact on the consolidated financial statements.

          In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets” which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, “Intangible Assets.” SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition and after they have been initially recognized in the financial statements. SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but rather tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their useful lives. SFAS No. 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment. In addition, SFAS No. 142 expands the disclosure requirements about goodwill and other intangible assets in the years subsequent to their acquisition. SFAS No. 142 is effective for the Company’s fiscal year ending December 28, 2002. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of SFAS No. 142 are to be reported as resulting from a change in accounting principle. However, goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to provisions of SFAS 142. The Company is in the process of determining the impact that adoption will have on the consolidated financial statements.

4. Segment and Geographical Information

          The Company provides a broad line of products and services that were developed to meet the critical requirements of enterprise-class customers for network security, availability and mobility. Substantially all revenues from continuing operations result from the sale of hardware and software products and professional services such as training, consulting, installation, and maintenance. The Company’s chief operating decision maker (“CODM”) reviews the Company’s financial results based on the business of its operating segment. The Company’s continuing operations are comprised of the “Enterasys segment” and Other. The Enterasys segment contains the operations from the business formerly conducted by Enterasys Subsidiary, which is now the Company’s primary business. The Other category consists primarily of certain legacy business activities and Cabletron-related activities including transformation expenses which are not attributable to the business formerly conducted by Enterasys Subsidiary. The Company has reclassified the results of Aprisma, Riverstone and GNTS as discontinued operations. Previously, the results of Aprisma, Riverstone and GNTS were classified as operating segments. The Company’s loss from discontinued operations reflects the results of Riverstone through the date of the spin-off, August 6, 2001. Segment income (loss) before income taxes and cumulative effect of a change in accounting principle excludes stock-based compensation charges resulting from subsidiary stock options issued to non-subsidiary employees, which are eliminated in the consolidated results of the Company and stock-based compensation charges incurred as a result of the acceleration of the vesting of stock options, that were granted previously, in connection with the distribution of Riverstone and merger of Enterasys Subsidiary into the Company. Also excluded is amortization of deferred compensation related to acquisitions. These items are included in the consolidated results of the Company, and are reflected in the reconciliation of loss from continuing operations before income taxes and cumulative effect of a change in accounting principle. The Other geographic region includes Latin America countries. All revenue amounts are based on product shipment origination.

          The financial information included herein represents all of the material financial information related to the Company’s principal operating segments. No one foreign country accounts for greater than 10% of total revenues. Transactions between related entities are based on established agreements, and are eliminated in consolidation.
	Three months ended		Six months ended
	September 1, 2001	September 2, 2000	September 1, 2001	September 2, 2000
(in thousands)
Revenues (trade) from continuing operations:
Enterasys Segment	$240,181	$ 189,957	$472,367	$364,000
Other	—	22,910	—	85,036

Total trade revenues from continuing operations	$240,181	$ 212,867	$472,367	$449,036

Revenues from related entities:
Enterasys Segment	$ —	$ 715	$ —	$ 2,375
Other	—	—	—	—

Total revenues to related entities	$ —	$ 715	$ —	$ 2,375

Total segment revenues:
Enterasys Segment	$240,181	$ 190,672	$472,367	$ 366,375
Other	—	22,910	—	85,036

Total revenues before eliminations	$240,181	$ 213,582	$472,367	$ 451,411

Eliminations	—	(715)	—	(2,375)

Total consolidated revenues	$240,181	$ 212,867	$472,367	$ 449,036

	Three months ended		Six months ended
	September 1, 2001	September 2, 2000	September 1, 2001	September 2, 2000
(in thousands)
Segment income (loss) from continuing operations before income taxes and cumulative effect of a change in accounting principle:
Enterasys Segment	$ 33,519	$ 14,810	$ 64,552	$ 7,039
Other	(73,769)	(21,744)	(81,445)	(21,021)
Reconciling items:
Amortization of intangible assets	(10,624)	(20,068)	(20,963)	(26,048)
Stock-based compensation	(26,018)	—	(27,606)	—
Special charges	—	—	—	(25,550)
Other expense, net	(18,396)	(121,415)	(5,861)	(119,515)

Loss from continuing operations before income taxes and cumulative effect of a change in accounting principle	$(95,288)	$(148,417)	$(71,323)	$(185,095)

           Revenues by geography were:

	Three months ended		Six months ended
	September 1, 2001	September 2, 2000	September 1, 2001	September 2, 2000
(in thousands)
Revenues by geography for continuing operations:
Enterasys Segment
North America	$136,567	$112,024	$269,265	$219,199
Europe	59,466	43,960	115,760	84,836
Pac Rim	30,387	24,339	61,041	46,438
Other	13,761	10,349	26,301	15,902

Total net revenues	$240,181	$190,672	$472,367	$366,375

Other
North America	$ —	$ 6,210	$ —	$ 42,588
Europe	—	9,550	—	24,885
Pac Rim	—	4,900	—	8,777
Other	—	1,535	—	6,411

Total net revenues	$ —	$ 22,195	$ —	$ 82,661

Consolidated revenues by geography for continuing operations:
North America	$136,567	$118,234	$269,265	$261,787
Europe	59,466	53,510	115,760	109,721
Pac Rim	30,387	29,239	61,041	55,215
Other	13,761	11,884	26,301	22,313

Total net revenues	$240,181	$212,867	$472,367	$449,036

5. Inventories

          Inventories consist of:

	September 1, 2001	March 3, 2001
(in thousands)
Raw materials	$ 2,391	$ 1,044
Finished goods	78,334	85,698

Total	$80,725	$86,742

6. Stock Repurchase Program

          On April 24, 2000, the Company’s Board of Directors authorized the Company to repurchase up to $400.0 million of the Company’s outstanding shares of common stock. From the inception of the program through September 1, 2001, the Company had repurchased approximately 2.3 million shares in the open market for $60.5 million.

7. Stock Plans

          In connection with the transformation events of August 6, 2001, the portion of each option (an “Applicable Cabletron Option”) to purchase common stock of Cabletron that was held by an employee (other than the employees of Aprisma and certain other individuals) that would have vested after February 28, 2002 was cancelled and the portion of the option that was scheduled to vest prior to that date (assuming a quarterly vesting schedule for those options scheduled to vest yearly) was accelerated. The Applicable Cabletron Options expire on November 6, 2001. The Company recorded a $24.8 million non-cash stock-based compensation charge related to the acceleration of these options.

          On August 6, 2001, each employee who held options, taking into account the acceleration described above, to purchase Cabletron’s common stock received an option to purchase 0.5131 shares of Riverstone common stock (the “Rainbow Awards”) for each share of Cabletron common stock subject to their options. The exercise price of the options to purchase the Company’s stock were adjusted, and the exercise price of the Rainbow Awards established, to preserve as closely as possible, without increasing, the intrinsic value and, without decreasing, the ratio of the exercise price to market value that existed in the Cabletron option prior to the distribution.

          In connection with the merger of Enterasys Subsidiary into Cabletron, on August 6, 2001, the 29,839,844 Enterasys Subsidiary options held by Cabletron and Enterasys Subsidiary employees were replaced with 42,508,599 new Enterasys stock options (“Enterasys Replacement Options”) on the basis of 1.39105 shares of Enterasys common stock for each share of common stock subject to the original Enterasys Subsidiary options. The exercise price of each Enterasys Replacement Option is equal to the exercise price of the related original Enterasys Subsidiary option divided by 1.39105 to reflect the effect of the merger.

          The Rainbow Awards and Enterasys Replacement Options described above were granted, and the Cabletron options adjusted, in accordance with the guidance set forth in FASB Emerging Issues Task Force Issue 90-9, “Changes to Fixed Employee Stock Option Plans as a Result of Equity Restructuring” and FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25”. Riverstone’s issuance of additional stock options did not impact the Company’s stock option plans.

8. Preferred Stock, Warrants and Subsidiary Stock Purchase Rights

          On August 29, 2000, the Company issued securities and granted rights for the purchase of additional securities to an investor group (the “Strategic Investors”). On July 12, 2001, the Company amended its securities purchase agreement (“SPA Amendment”) with the Strategic Investors and entered into an exchange agreement with the Strategic Investors whereby the Strategic Investors exchanged their shares of the Company’s Series A and B Participating Convertible Preferred Stock for the Company’s Series D and E Participating Convertible Preferred Stock.

          The terms of the Company’s Series D and E preferred stock are substantially the same as the terms of the Company’s Series A and B preferred stock, respectively, except with respect to any distribution of shares to the Company’s stockholders in a spin-off transaction. Shares received by the Strategic Investors in a spin-off distribution due to their ownership of Series D and E preferred stock are subject to certain restrictions on transfer, and the proceeds from any permitted sale of such shares reduce the liquidation preference and redemption price of the Series D and E preferred stock. As the Company’s potential redemption liability is indexed to the value of securities of an unrelated entity, a financial derivative instrument was established. The Company recorded a $6.1 million non-cash charge as other expense, for the three months ended September 1, 2001, as a result of the reduction in the value of the Riverstone stock during the period. Because the terms and number of outstanding shares of the Series D and E preferred stock are substantially the same as the terms and number of outstanding shares of the Series A and B preferred stock, for convenience, these consolidated financial statements and footnotes refer only to Series D and E preferred stock.

          The Company and the Strategic Investors also agreed that the distribution of the Company’s shares of Riverstone common stock would be deemed to have occurred prior to the merger of Enterasys Subsidiary into the Company and, pursuant to the terms of the SPA Amendment and as a consequence of the merger of Enterasys Subsidiary into the Company, that the Company would issue warrants to purchase 7,400,000 shares of its common stock for an aggregate purchase price of approximately $45.9 million as replacements for all of the Strategic Investors’ rights to purchase common stock of Enterasys Subsidiary.

           The Company issued Series C Preferred Stock in connection with its acquisition of Indus River, on January 31, 2001. The merger of Enterasys Subsidiary into Cabletron on August 6, 2001 represented an “Enterasys Spin-Off” for purposes of the Series C Preferred Stock. In accordance with the Series C Preferred Stock conversion provisions, upon the merger, the Series C Preferred Stock converted into approximately 955,000 shares of the Company’s common stock.

9. EPS Reconciliation

          The basic and diluted loss per common share computations for the Company’s reported net loss for all periods presented used the same numerators and denominators because the effect of outstanding potential dilutive securities were anti-dilutive. Stock options to acquire Enterasys common stock totaling 45.8 million and 13.4 million were outstanding as of September 1, 2001 and September 2, 2000, respectively. The potential dilution of warrants and preferred stock were not included in the calculation of diluted earnings per share since the effect was anti-dilutive for these periods. The increase in stock options is primarily due to the grant of options to purchase the Company’s common stock as replacements for options to purchase the common stock of Enterasys Subsidiary in connection with the merger of Enterasys Subsidiary into Cabletron.

10. Comprehensive Income (Loss)

	Three months ended		Six months ended
	September 1, 2001	September 2, 2000	September 1, 2001	September 2, 2000
(in thousands)
Net loss	$(148,180)	$(110,872)	$(135,312)	$ (148,732)
Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities	587	(84,920)	3,001	(1,073,886)
Foreign currency translation adjustment	1,326	(297)	(356)	(515)
Income tax benefit (expense)	—	32,799	(392)	425,858

Total comprehensive loss	$(146,267)	$(163,290)	$(133,059)	$ (797,275)

          The Company’s total comprehensive income (loss) was as follows:

          The unrealized loss on available-for-sale securities in the three and six months ended September 2, 2000 was related primarily to the Company’s investment in shares of Efficient. Approximately $32.7 million and $425.7 million of tax benefits were related to the unrealized loss on available-for-sale securities in the three and six month periods ended September 2, 2000, respectively. Approximately $1.0 million of tax expense was related to unrealized gains on available-for-sale securities in the six months ended September 1, 2001. Approximately $0.5 million of tax benefits were related to unrealized gains on available-for-sale securities in the six months ended September 1, 2001. Approximately $0.1 million and $0.1 million of tax benefits were related to foreign currency translation adjustments in the six months ended September 1, 2001 and September 2, 2000, respectively.

          The accumulated comprehensive income (loss) as of September 1, 2001 consists of:

	Gross item	Tax effect	Net of tax
(in thousands)
Unrealized gain (loss) on available-for-sale securities	$ 3,358	$(1,108)	$2,250
Foreign currency translation adjustment	(1,793)	1,063	(730)

Total accumulated comprehensive loss	$ 1,565	$ (45)	$1,520

11. Other Expense, Net

          During the six months ended September 1, 2001, the Company sold 2.0 million shares of Efficient common stock and tendered its remaining 8.5 million shares for proceeds of $245.2 million in connection with the tender offer to acquire the outstanding shares of Efficient common stock made by Siemens. In connection with these transactions, the Company recognized $46.8 million of other income during the six months ended September 1, 2001. In accordance with its policy, the Company has recorded impairment losses and write-downs of $12.3 million and $46.8 million of marketable and privately held corporate debt and equity securities to their expected realizable values in the three and six month periods ended September 1, 2001, respectively, based on current circumstances and events. During the three months ended September 1, 2001, the Company also recorded $6.1 million of non-cash other expense related to the mark-to-market adjustment of the financial derivative instrument consisting of 1.3 million shares of Riverstone common stock distributed by the Company to Silver Lake in the distribution of Riverstone, the value of which will reduce the applicable redemption price of the Series D and E preferred stock.

12. Other Transformation-Related Charges

          The consolidated selling, general and administrative expenses include $64.9 million of transformation-related charges incurred by the Company, which includes $28.6 million of non-cash charges. This amount reflects certain legal, accounting and banking fees associated with the Riverstone spin-off, the establishment of Enterasys Subsidiary as an independent public company and charges related to lease write-downs, excess real estate and other legacy business adjustments that were not directly related to the business of Enterasys Subsidiary.

13. Related Party Transactions

          The Company maintains investments in private debt and equity securities of certain companies and accounts for these investments under the cost method of accounting. The Company does not maintain a controlling interest in these entities. In limited instances, the Company recorded revenue in transactions where the Company received equity instruments in exchange for products sold. During the three months ended September 1, 2001 and September 2, 2000, the Company recorded revenues of $5.2 million and $1.2 million, respectively from these transactions. The Company recorded revenues of $10.8 million and $3.9 million from these transactions during the six months ended September 1, 2001 and September 2, 2000, respectively.

14. Legal Proceedings

          Since October 24, 1997, nine shareholder class action lawsuits have been filed against the Company and certain individuals who have served as officers and directors of the Company in the United States District Court for the District of New Hampshire. By order dated March 3, 1998 these lawsuits, which are similar in material respects, were consolidated into one class action lawsuit, captioned In re Cabletron Systems, Inc. Securities Litigation (C.A. No. 97-542-SD). The case has been transferred to the District of Rhode Island. The complaint alleges that the Company and certain of its officers and directors disseminated materially false and misleading information about the Company’s operations and acted in violation of Section 10(b) and Rule 10b-5 of the Exchange Act during the period between March 3, 1997 and December 2, 1997. The complaint further alleges that certain officers and directors profited from the dissemination of such misleading information by selling shares of the common stock of the Company during this period. The complaint does not specify the amount of damages sought on behalf of the class. In a ruling dated May 23, 2001, the district court dismissed this complaint with prejudice. The plaintiffs have appealed this ruling to the First Circuit Court of Appeals. If the plaintiffs were to prevail on appeal, and ultimately prevail on the merits of the case, the Company could be required to pay substantial damages.

          In addition, the Company is involved in various other legal proceedings and claims arising in the ordinary course of business. Management believes that the disposition of these matters will not have a materially adverse effect on the financial condition or results of operations of the Company.

15. Subsequent Events

Change in Fiscal Year

          On September 28, 2001, the Company’s Board of Directors amended the Company’s by-laws to change its fiscal year-end from the Saturday closest to the last day in February of each year to the Saturday closest to the last day in December of each year. The Company’s quarterly reporting periods will end on the Saturday closest to the last day of March, June, September and December. The Company will file a Form 10-Q for the 3-month period ended on September 29, 2001 and a Form 10-K for the ten-month transition period ending December 29, 2001.

Stock Repurchases from September 2, 2001 through October 12, 2001

          The Company repurchased approximately 753,000 shares of its common stock during the period from September 2, 2001 through October 12, 2001 at an average price of $5.78 per share. The Company also sold put options on its common stock for an additional 150,000 shares that will expire on or before January 30, 2002 during this period.

Revenue Recognition Policy

          On September 26, 2001, the Company announced that it had determined to change the timing of recognizing revenue from when the product is shipped to certain distributors to when those distributors subsequently sell the products to their customers. The Company believes this change better aligns the Company’s revenue recognition method with its current business practice, since a significant portion of its revenues are derived through these distributors. The Company will continue to recognize revenue upon shipment of products to all other customers, provided that there is no uncertainty of customer acceptance, persuasive evidence of an arrangement exists, the sales price is fixed and determinable and collectibility is deemed probable.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

          Enterasys Networks, Inc. (“Enterasys” or the “Company”) designs, develops, markets and supports comprehensive network communications solutions for enterprises that enable secure, available, mobile and easily managed connections between users and the information, applications and services they need to access. In 2000, as part of an effort to improve its strategic focus and better capitalize on market opportunities, Cabletron Systems, Inc. (“Cabletron”) transferred substantially all of its operating assets and liabilities to four operating subsidiaries, Enterasys, Aprisma Management Technologies, Inc. (“Aprisma”), Riverstone Networks, Inc. (“Riverstone”) and GlobalNetwork Technology Services, Inc. (“GNTS”).

          On February 22, 2001, Riverstone completed its initial public offering of 10 million shares of its common stock. Riverstone provides Internet infrastructure equipment to service providers in the metropolitan area network. Cabletron distributed its shares of Riverstone common stock to Cabletron stockholders on August 6, 2001. Immediately prior to the distribution of Riverstone shares to its stockholders, Enterasys was established as a public company by merging into its parent holding company, Cabletron, and naming the resulting entity Enterasys. Also in August 2001, the Company made a determination to distribute all of its shares of Aprisma common stock to its stockholders in a “spin-off” transaction or otherwise dispose of Aprisma to a third party.

          On July 16, 2001, the Company announced that the Company’s Board of Directors determined to sell a portion of GNTS to a third party, absorb a portion of GNTS into Enterasys and Aprisma and discontinue the remainder of the GNTS business. Enterasys and Aprisma assumed certain contracts and employees of GNTS related to customers with whom Enterasys and Aprisma had ongoing relationships. The Company finalized the sale of the portion of GNTS to the third party during September 2001. GNTS provided network consulting services to enterprises and service providers.

          Aprisma provides service assurance software solutions that enable enterprises and service providers to provide high levels of infrastructure availability and performance to end users who rely upon their infrastructures for mission-critical business applications. Although the Company has announced that it is pursuing a spin-off of Aprisma to its stockholders, any tax-free distribution of Aprisma’s stock may be subject to various conditions, including IRS rulings and shareholder votes, if deemed necessary or desirable, and to other uncertainties. If the Company fails to satisfy any conditions, or otherwise encounters unfavorable or different financial, industry or economic conditions, or if other unforeseen events intervene, any Aprisma disposition could occur on a different timetable or on different terms than the Company currently anticipates, or might not occur at all. The Company is not obligated to complete any such transaction and cannot provide assurance regarding whether or when any such transaction will be implemented.

          The recent focus of Enterasys’ business has been on scalable, standards-based networking solutions using a switched ethernet platform. The Company currently derives substantially all of its revenues from these products and related services. Historically, the Company also sold non-standards-based, multi-platform networking solutions for legacy platform products. Over time, these solutions proved unsuitable for the evolving networking requirements of enterprise customers. As a result, the focus of the Company’s business model shifted to the Company’s switched ethernet platform products. Accordingly, beginning in the fiscal year ended February 29, 2000, the Company began reducing marketing and research and development efforts relating to the Company’s multi-platform networking products, which are referred to as legacy platform products, and eventually sold the remaining assets related to these products in September 2000. The Company’s standards-based networking hardware and software comprises its Enterasys Segment, and the Company’s non-standards-based, multi-platform networking solutions are referred to as “Other”. Also included in the Company’s Other results are expenses related to the Company’s transformation.

          The Company does not have internal manufacturing capabilities and relies on third parties for all of its manufacturing requirements. The Company markets and sells its products through distributors, value-added resellers, system integrators, original equipment manufacturers under private labels and consultants, as well as its own direct sales force.

           On September 28, 2001, the Company’s Board of Directors amended the Company’s by-laws to change its fiscal year-end from the Saturday closest to the last day in February of each year to the Saturday closest to the last day in December of each year. The Company’s quarterly reporting periods will end on the Saturday closest to the last day of March, June, September and December. The Company will file a Form 10-Q for the 3-month period ended on September 29, 2001 and a Form 10-K for the ten-month transition period ending December 29, 2001.

          On September 26, 2001, the Company announced that it had determined to change the timing of recognizing revenue from when the product is shipped to certain distributors to when those distributors subsequently sell the products to their customers. The Company believes this change better aligns the Company’s revenue recognition method with its current business practice, since a significant portion of its revenues are derived through these distributors. The Company will continue to recognize revenue upon shipment of products to all other customers, provided that there is no uncertainty of customer acceptance, persuasive evidence of an arrangement exists, the sales price is fixed and determinable and collectibility is deemed probable.

Results of the Three Months ended September 1, 2001 vs. Three Months ended September 2, 2000

Revenues

          Total net revenues from continuing operations increased $27.3 million, or 12.8%, to $240.2 million in the three months ended September 1, 2001, compared with $212.9 million in the three months ended September 2, 2000. The increase was due to an increase in sales of Enterasys Segment products, partially offset by the elimination of sales of legacy platform products. Revenues from the sale of Enterasys Segment products increased $49.5 million, to $240.2 million in the three months ended September 1, 2001, compared with $190.7 million in the three months ended September 2, 2000. The increase in revenues of Enterasys Segment products was due to increased sales of switches, routers, wireless and network security products. Enterasys Segment revenues in North America increased $24.5 million, or 21.9%, and in Europe increased by $15.5 million, or 35.3%. In the third quarter of fiscal 2001, the Company discontinued its legacy platform products, including the Company’s Digital Network Products Group (“DNPG”) and NetVantage product lines, which resulted in no revenues from these products in the three months ended September 1, 2001 compared with $22.9 million in the three months ended September 2, 2000.

Gross Margin

          Gross margin from continuing operations increased $16.5 million, or 17.7%, to $110.0 million in the three months ended September 1, 2001, compared with $93.5 million in the three months ended September 2, 2000. Pro forma gross margin of Enterasys Segment products increased $24.9 million, or 26.2%, to $120.0 million in the three months ended September 1, 2001, compared with $95.1 million in the three months ended September 2, 2000. The increase in gross margin was largely due to increased revenues. Pro forma gross margin of Enterasys Segment as a percentage of net revenues, which excludes legacy platform adjustments and write-offs of approximately $10.0 million in the three months ended September 1, 2001, increased slightly to 50.0% from 49.9% in the three months ended September 2, 2000.

Operating Expenses

          Research and development expenses (“R&D”) increased $2.6 million, or 13.7%, to $21.6 million in the three months ended September 1, 2001, compared with $19.0 million in the three months ended September 2, 2000. The increase in research and development spending reflected the hiring of additional engineers focused on developing next generation technology and additional security and wireless products. Research and development spending as a percentage of net revenues was 9.0% in the three months ended September 1, 2001, compared with 8.9% in the three months ended September 2, 2000.

           Selling, general and administrative (“SG&A”) expenses in the three months ended September 1, 2001 increased $45.6 million, or 51.9%, to $133.3 million, or 55.5% of net revenues, compared with $87.7 million, or 41.2% of net revenues, in the three months ended September 2, 2000. This increase was a result of $64.9 million of transformation costs and residual charges from Cabletron (which included $28.6 million of non-cash charges) including certain legal, accounting and banking fees associated with the Riverstone spin-off, the establishment of Enterasys subsidiary as an independent public company and the abandonment and closure of Cabletron assets, incurred during the three months ended September 1, 2001, compared with $10.9 million of transformation-related costs incurred during the three months ended September 2, 2000.

          Amortization of intangible assets expense decreased $9.4 million, or 47.1%, to $10.6 million, in the three months ended September 1, 2001, compared with $20.1 million, in the three months ended September 2, 2000. The three months ended September 1, 2001 amortization expense included increased standard quarterly amortization expense as a result of the Indus River, Inc. (“Indus River”) and Network Security Wizards, Inc. (“NSW”) acquisitions that were completed subsequent to September 2, 2000. The three months ended September 2, 2000 amortization reflected a write-off of $14.5 million related to the remaining intangible assets associated with the acquisition of NetVantage, Inc. (“NetVantage”), in addition to standard quarterly amortization expense. The Company expensed the remainder of the NetVantage goodwill when it finalized its decision to abandon R&D on the NetVantage-related technology and discontinued sales of NetVantage products.

          Stock-based compensation expense in the three months ended September 1, 2001 was $26.0 million. Of this amount, $24.8 million of non-cash charges related to the acceleration of the vesting of options previously granted to purchase the Company’s common stock that occurred in connection with the spin-off of Riverstone and merger of Enterasys into Cabletron and $1.2 million of non-cash charges related to amortization of deferred compensation in connection with the Company’s acquisitions of Indus River and NSW.

Interest and Other Income, Net

          Net interest income attributable to continuing operations in the three months ended September 1, 2001 decreased $1.7 million to $4.6 million, compared with $6.3 million in the three months ended September 2, 2000. The decrease reflects a lower average cash balance during the three months ended September 1, 2001 compared with the three months ended September 2, 2000, primarily due to additional contributions of cash and investments to Aprisma and Riverstone prior to the Company’s distribution of Riverstone to its shareholders.

          Net other expense in the three months ended September 1, 2001 was $18.4 million, compared with $121.4 million in the three months ended September 2, 2000. The three months ended September 1, 2001 net other expense included $12.3 million of write-downs of marketable and non-marketable securities to their expected realizable values and also included $6.1 million of non-cash other expense due to the decrease in value of approximately 1.3 million shares of Riverstone common stock issued to the Strategic Investors in conjunction with the Riverstone distribution, the value of which reduces the redemption price of the Company’s Series D and E preferred stock. The net other expense in the three months ended September 2, 2000 was primarily due to the Company’s estimate of the impairment based on the sale of its DNPG division and certain of the Company’s legacy products, $118.9 million, which was completed on September 25, 2000.

          The Company’s effective tax benefit rate was 11.2% for the three months ended September 1, 2001 compared with a tax benefit rate of 31.9% for the three months ended September 2, 2000. The tax benefit rate for the three months ended September 1, 2001 was less than the Company’s statutory rate primarily due to unbenefited deductions and certain non-deductible expenses. The tax benefit rate in the three months ended September 2, 2000 was impacted by certain non-deductible transformation, amortization of intangible assets and special charges recorded during that quarter.

Discontinued Operations

          The Company’s loss from discontinued operations increased $14.9 million to $24.7 million in the three months ended September 1, 2001, compared with $9.8 million in the three months ended September 2, 2000. The increased loss is primarily due to increased loss from GNTS, partially offset by improvements achieved by Aprisma and Riverstone. The Company’s loss on disposal of GNTS during the three months ended September 1, 2001 was due to costs incurred in connection with the discontinuation of GNTS.

          The dividend effect of the beneficial conversion feature to Series D and Series E Preferred Stockholders was $16.9 million during the three months ended September 2, 2000 and reflected the valuation of equity instruments issued in a transaction with a private investor group.

Results of the Six Months ended September 1, 2001 vs. Six Months ended September 2, 2000

Revenues

          Total net revenues from continuing operations increased $23.4 million, or 5.2%, to $472.4 million in the six months ended September 1, 2001, compared with $449.0 million in the six months ended September 2, 2000. Enterasys Segment revenues increased $106.0 million, or 28.9%, to $472.4 million in the six months ended September 1, 2001, compared with $366.4 million in the six months ended September 2, 2000. The increase in Enterasys Segment revenues was due to increased sales of switches, routers, wireless and network security products. Enterasys Segment revenues in North America increased $50.0 million, or 22.8%, and in Europe increased $30.9 million, or 36.5%. Offsetting the increase in Enterasys Segment revenues was the discontinuation of legacy platform products, including the Company’s DNPG and NetVantage product lines, which resulted in no revenues from these products in the six months ended September 1, 2001, compared with $82.7 million in the six months ended September 2, 2000.

Gross Margin

          Gross margin from continuing operations increased $30.4 million, or 15.8%, to $222.8 million in the six months ended September 1, 2001, compared with $192.4 million in the six months ended September 2, 2000. Pro forma gross margin of the Enterasys Segment increased $56.8 million, or 31.7%, to $236.0 million in the six months ended September 1, 2001, compared with $179.2 million in the six months ended September 2, 2000. The increase in gross margin was largely due to increased revenues. Pro forma gross margin of Enterasys Segment as a percentage of net revenues in the six months ended September 1, 2001 increased to 50.0% from 48.9% in the six months ended September 2, 2000 due to a change in product mix.

Operating Expenses

          R&D expenses decreased $1.5 million, or 3.4%, to $42.4 million in the six months ended September 1, 2001, compared with $43.9 million in the six months ended September 2, 2000. The decrease in research and development spending reflected the savings achieved by focusing on fewer R&D ongoing projects. Research and development spending as a percentage of net revenues was 9.0% in the six months ended September 1, 2001, compared with 9.8% in the six months ended September 2, 2000.

          SG&A expenses increased 16.9% to $208.5 million, or 44.1% of net revenues, in the six months ended September 1, 2001, compared with $178.3 million, or 39.7% of net revenues, in the six months ended September 2, 2000. This increase was primarily a result of $73.3 million of transformation costs and residual charges from Cabletron incurred during the six months ended September 1, 2001, compared with $45.4 million of transformation costs incurred during the six months ended September 2, 2000.

          Amortization of intangible assets expense decreased $5.0 million, or 19.5%, to $21.0 million, in the six months ended September 1, 2001, compared with $26.0 million in the six months ended September 2, 2000. The amortization expense during the six months ended September 1, 2001 included increased amortization expense as a result of the Indus River and NSW acquisitions that were completed subsequent to September 2, 2000. The six months ended September 2, 2000 amortization reflected a write-off of $14.5 million related to the remaining intangible assets associated with NetVantage in addition to standard amortization expense. The Company expensed the remainder of the NetVantage goodwill when it finalized its decision to abandon R&D on the NetVantage-related technology and discontinued sales of NetVantage products.

          Stock-based compensation expense in the six months ended September 1, 2001 was $27.6 million. Of this amount, $24.8 million of non-cash charges related to the acceleration of the vesting of options previously granted to purchase the Company’s common stock that occurred in connection with the spin-off of Riverstone and merger of Enterasys into Cabletron, and $2.8 million of non-cash charges related to amortization of deferred compensation in connection with the Company’s acquisitions of Indus River and NSW.

          The Company did not incur special charges during the six months ended September 1, 2001, compared with special charges of $25.6 million in the six months ended September 2, 2000. The special charges incurred during the first quarter of fiscal 2001 related to $27.1 million for the restructuring initiative undertaken during May 2000 as a result of the Company’s transformation, being offset by a $1.5 million adjustment to decrease the restructuring initiative undertaken during March 1999. This initiative was completed during the six months ended September 1, 2001.

Interest and Other Income, Net

          Net interest income decreased $4.7 million to $11.1 million in the six months ended September 1, 2001, compared with $15.8 million in the six months ended September 2, 2000. The decrease reflects the impact of cash contributions made to Aprisma, Riverstone and GNTS by the Company during and subsequent to the six months ended September 2, 2000.

          Net other expense was $5.9 million in the six months ended September 1, 2001, compared with $119.5 million in the six months ended September 2, 2000. The six months ended September 1, 2001 net other expense included the recognition of $46.8 million of previously deferred gain relating to the Efficient transaction and gains associated with the Company’s sale and tender of Efficient shares, more than offset by $46.8 million of write-downs of marketable and non-marketable securities to their expected realizable values, $6.1 million of non-cash other expense related to the mark-to-market adjustment of the financial derivative instrument consisting of 1.3 million shares of Riverstone common stock held by the Strategic Investors, the value of which reduces the redemption price of the Company’s Series D and E preferred stock and $0.2 million of other income. The net other expense, in the six months ended September 2, 2000 was primarily due to the Company’s estimate of $118.9 million for the impairment based on the sale of its DNPG division and certain of the Company’s legacy products which was completed on September 25, 2000 and $0.6 million of other expense.

          The Company’s effective tax expense rate was 0.8% for the six months ended September 1, 2001, compared with a tax benefit rate of 31.8% for the six months ended September 2, 2000. The tax expense rate for the six months ended September 1, 2001 was less than the Company’s statutory rate primarily due to unbenefited deductions and non-deductible expenses. The tax benefit rate in the six months ended September 2, 2000 was impacted by different rates utilized for special charges, amortization of intangible assets and transformation expenses than normal operating income and expenses recorded during that period.

Discontinued Operations

          The Company’s loss from operations related to discontinued operations increased $9.7 million to $32.2 million in the six months ended September 1, 2001, compared with $22.5 million in the six months ended September 2, 2000. The increased loss is primarily due to the results of operations of GNTS offset by improvements by Aprisma and Riverstone. The Company’s loss on disposal of GNTS during the three months ended September 1, 2001 was due to costs incurred in connection with the discontinuation of GNTS.

          The Company’s cumulative effect of a change in accounting principle was a result of the Company’s adoption of SFAS 133. Upon adoption of SFAS 133, the Company recorded a transition adjustment, which resulted in an after-tax increase in net income of $7.7 million, in the six months ended September 1, 2001, related to the Company’s written call options on Efficient common stock held as of March 4, 2001. The call options were terminated in accordance with their terms during the six months ended September 1, 2001 as part of the Efficient transactions.

          The dividend effect of beneficial conversion feature to Series D and Series E Preferred Stockholders of $16.9 million during the six months ended September 2, 2000 reflected the valuation of equity instruments issued in a transaction with a private investor group.

Liquidity and Capital Resources

          Cash, cash equivalents, short and long-term marketable securities decreased to $374.3 million at September 1, 2001 from $613.2 million at March 3, 2001. The decrease in cash, cash equivalents, short and long-term securities during the six months ended September 1, 2001 was principally due to additional cash contributions made by the Company to Aprisma, Riverstone and GNTS.

          Net cash used in operating activities was $81.1 million in the six months ended September 1, 2001, compared with $47.2 million in the six months ended September 2, 2000. The additional net cash used in operating activities during the six months ended September 1, 2001 was primarily due to an increase in accounts receivable and decreases in accounts payable and accrued expenses. Net cash provided by investing activities was $123.4 million in the six months ended September 1, 2001 compared with $24.2 million in the six months ended September 2, 2000. The primary reason for the increase is that the six months ended September 1, 2001 amount reflects the cash proceeds of approximately $245.2 million received from the sale of the Company’s holdings of Efficient common stock and fewer purchases of marketable securities. Net cash provided by financing activities was $26.4 million in the six months ended September 1, 2001, compared with $79.7 million in the six months ended September 2, 2000. During the six months ended September 1, 2001, the Company received $26.0 million from the exercise of common stock options and repurchased $4.1 million of its own common stock in accordance with the Company’s stock repurchase program. During the six months ended September 2, 2000, the Company received $87.8 million related to the sale of Preferred Stock, warrants and stock purchase rights to the Strategic Investors and repurchased $30.0 million of its own common stock.

          Net accounts receivable increased by $16.9 million, to $168.3 million at September 1, 2001 from $151.4 million at March 3, 2001. The increase in the accounts receivable balance at September 1, 2001 is primarily due to increased receivables related to deferred maintenance contracts and higher accounts receivable balances from international locations. Average day sales outstanding were 63 days at September 1, 2001 compared to 62 days at March 3, 2001.

          Worldwide inventories at September 1, 2001 were $80.7 million, or 60 days of revenues, compared with $86.7 million, or 69 days of revenues at March 3, 2001. Inventory turnover was 6.0 turns at September 1, 2001, compared to 5.3 turns at March 3, 2001.

          Capital expenditures for the six months ended September 1, 2001 were $13.1 million, compared with $10.8 million for the six months ended September 2, 2000. Capital expenditures were principally related to purchases of computer and computer related equipment.

          Current liabilities at September 1, 2001 were $232.5 million compared to $343.7 million at March 3, 2001. This decrease was largely due to decreases in accounts payable, accrued expenses and lower deferred revenue. The accounts payable decrease was principally a result of timing of cash disbursements and payments related to Cabletron transformation related expenses. The decrease in accrued expenses was primarily a result of recognition of the deferred gain associated with the Company’s holding of Efficient common stock. The deferred revenue decrease was primarily attributable to lower maintenance bookings and to a lesser degree cash payments made associated with lease guarantees.

          The Company constantly reviews its business practices, cost structure and organization in order to enhance the Company’s competitive position, deliver on its commitment to outperform the overall market. Accordingly, the Company is likely to implement some initiatives to attain these objectives.

           In the opinion of management, internally-generated funds from operations and existing cash, cash equivalents and marketable securities will provide adequate funds to support the Company’s working capital, capital expenditure requirements and stock repurchase program for at least the next twelve months.

Supplemental Information Regarding Pro Forma Results

          In addition to its results under Generally Accepted Accounting Principles (“GAAP”), the Company also reports pro forma operating results, which are not in conformity with GAAP, that exclude certain items. Many of the excluded items were incurred as a result of the implementation of the Cabletron transformation plan including the Enterasys merger, Riverstone spin-off and expected distribution of Aprisma. The following table identifies the amounts the Company has excluded from each line item on its GAAP Consolidated Statement of Operations line item to reach its Pro Forma Statement of Operations:

	Three months ended		Six months ended
	September 1, 2001	September 2, 2000	September 1, 2001	September 2, 2000
(in thousands)	(unaudited)
Revenue	$ —	$ 22,195	$ —	$ 82,661
Cost of revenue	10,030	23,813	13,181	69,412
Research and development	—	350	—	2,816
Selling, general and administrative	64,866	24,256	73,346	45,425
Amortization of intangible assets	10,624	20,068	20,963	26,048
Stock-based compensation	26,018	—	27,606	—
Special charges	—	—	—	25,550
Interest income	1,127	4,480	5,082	13,971
Other expense	18,396	121,415	5,861	119,515
Income tax benefit effect of pro forma adjustments	(21,099)	(51,977)	(19,417)	(61,004)
Loss from discontinued operations, net of tax	63,600	9,841	71,137	22,459
Cumulative effect of a change in accounting principle, net of tax	—	—	7,742	—

          The revenue relates to income from sales of the Company’s legacy platform products, which the Company discontinued in fiscal 2000. The cost of revenue relates to the costs incurred to generate revenue from sales of legacy platform products in the prior year periods and inventory write-offs of inventory related to legacy platform products in the current periods. Research and development expenses relate to research and development on legacy platform products. Selling, general and administrative expenses relate primarily to costs related to Cabletron’s transformation, including legal, accounting and investment banking fees, and the disposition of assets not required for the transformed company. Stock-based compensation charges relate to the acceleration of options to purchase the Company’s stock in connection with the distribution of Riverstone and merger of Enterasys into Cabletron. The special charges relates to a restructuring charge taken in connection with the transformation of Cabletron. The interest income relates to interest earned on cash attributable to discontinued operations. Other expenses relate to write downs of marketable securities and the mark-to-market of the derivative instrument created in connection with the Riverstone spin-off for the three and six months ended September 1, 2001, and for the three and six months ended September 2, 2000, to the estimated impairment of assets related to sale of the Company’s DNPG division and other legacy platform products, which occurred during the Company’s third quarter of fiscal 2001.

          The following table summarizes the Company’s pro forma results, after making the adjustments described above to the Company’s GAAP results.

	Three months ended		Six months ended
	September 1, 2001	September 2, 2000	September 1, 2001	September 2, 2000
(in thousands)	(unaudited)
Net revenues	$240,181	$190,672	$472,367	$366,375
Cost of revenues	120,140	95,549	236,356	187,169

Gross margin	120,041	95,123	236,011	179,206
Operating expenses:
Research and development	21,613	18,665	42,411	41,086
Selling, general and administrative	68,386	63,440	135,109	132,873

Income from operations	30,042	13,018	58,491	5,247
Interest income, net	3,477	1,792	6,061	1,792
Other income, net	—	—	—	—

Income from operations before income taxes	33,519	14,810	64,552	7,039
Income tax expense	10,391	4,591	20,011	2,182

Net income	$ 23,128	$ 10,219	$ 44,541	$ 4,857

Business Environment and Risk Factors

          THE FOLLOWING ARE CAUTIONARY STATEMENTS FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

          The Company may occasionally make forward-looking statements and estimates such as forecasts and projections of the Company’s future performance or statements of management’s plans and objectives. These forward-looking statements may be contained in, among other things, SEC filings and press releases made by the Company and in oral statements made by the officers of the Company. Actual results could differ materially from those in such forward-looking statements. Therefore, no assurances can be given that the results in such forward-looking statements will be achieved. Important factors that could cause the Company’s actual results to differ from those contained in such forward-looking statements include, among others, the factors mentioned below. In the following factors, references to “we,” “us,” “our” or similar terms refer to the Company.

The completion of Cabletron’s transformation involves risks.

          Following shareholder approval at the Company’s 2000 annual meeting, the Company contributed a substantial portion of its operating assets and liabilities to four operating subsidiaries (Enterasys, Riverstone, Aprisma and GNTS). On August 6, 2001, the Company completed the distribution of its shares of Riverstone common stock to its stockholders. Immediately prior to the distribution of Riverstone shares to its stockholders, Enterasys was established as a public company by merging into its parent holding company, Cabletron, and renaming the resulting entity Enterasys Networks, Inc. (“Enterasys”). Also in August 2001, the Company made a determination to distribute Aprisma to its stockholders in a “spin-off” transaction or to otherwise dispose of Aprisma. During July and August 2001, the Company absorbed portions of GNTS and discontinued other portions of GNTS’ operations. The remainder of GNTS was sold to a third party on September 19, 2001.

          The Company is not obligated to complete a distribution or other disposition of Aprisma and cannot assure you that any distribution or other transaction will be implemented. The disposition of Aprisma will depend upon the performance of Aprisma, market conditions and similar considerations. Also, any potential transaction may be subject to conditions, including IRS rulings and shareholder votes, if deemed necessary or desirable, as well as other regulatory approvals and uncertainties. Any distribution or other transaction will be implemented only if the Company’s Board of Directors continues to believe that it is in the best interests of Aprisma and the Company’s stockholders. If the Company fails to satisfy any conditions, if the Company encounters unfavorable or different financial, industry or economic conditions, or if other unforeseen events intervene, any Aprisma disposition could occur on a different timetable or on different terms than the Company currently anticipates, or might not occur at all.

          The Company believes that the shares of Aprisma that it owns comprise a material portion of its value. Following any distribution of these shares, the Company’s stock price may trade at lower prices, and may remain low. Substantial sales of the Company’s common stock following the distribution of Aprisma could cause the market price of the Company’s common stock to fall.

          The Company has received a ruling from the Internal Revenue Service that the distribution of Riverstone qualifies as a tax-free spin off under Section 355 of the Internal Revenue Code of 1986, as amended. The Company has applied for a similar ruling, or may seek an opinion of legal counsel, with respect to the Company’s intention to spin off Aprisma to the Company’s stockholders. Rulings and opinions of this nature are subject to various representations and limitations, and in any event, are not binding upon the Internal Revenue Service or any court. If a distribution of a subsidiary’s shares fails to qualify as a tax-free spin-off under Section 355 of the Internal Revenue Code, the Company will recognize a taxable gain equal to the difference between the fair market value of the applicable subsidiary on the date of the distribution and the Company’s adjusted tax basis in the applicable subsidiary’s common stock on the date of the distribution. In addition, each of the Company’s stockholders will be treated as having received a taxable corporate distribution in an amount equal to the fair market value of the applicable subsidiary’s common stock received by the stockholder on the date of distribution. Any taxable gain recognized by the Company or its stockholders as a result of a distribution which failed to qualify as tax-free under Section 355 is likely to be substantial.

           Limitations under Section 355 of the Internal Revenue Code may restrict the Company’s ability to use its capital stock following any distribution of a subsidiary. These limitations will generally prevent the Company from issuing capital stock if the issuance of the capital stock occurs in conjunction with one or more of the distributions, and results in one or more persons acquiring more than 50% of the Company’s capital stock. Stock issuance transactions which occur during the two years following any distribution are presumed to occur in conjunction with the distribution. These limitations may restrict the Company’s ability to undertake transactions involving the issuance of the Company’s capital stock that the Company believes would be beneficial.

The Company has a history of losses in recent years and may not operate profitably in the future.

          The Company has experienced losses in recent years and may not achieve or sustain profitability in the future. The Company will need to generate higher revenues and reduce its costs to achieve and maintain consistent profitability. The Company may not be able to generate sufficient revenues or reduce its costs, and if it does achieve consistent profitability, it may not be able to increase its profitability over subsequent periods. If the current economic slowdown being experienced by the United States, Europe and Asia-Pacific continues for an extended period of time or if any of these economies were to enter a recession, the Company’s ability to increase its revenues may be limited.

          The events on September 11 in New York, N.Y. and Washington, D.C. have increased the uncertainty in the U.S. economy and may have increased the chances the current slowdown in the U.S. economy will become a recession. These events have decreased the Company’s ability to project its revenue in future quarters and may decrease the amount of funds the Company’s customers’ commit to information technology infrastructure spending. Any reduction in or delay of capital spending by the Company’s customers due to the events of September 11 will reduce the Company’s future revenue and profitability.

The Company is not obligated to continue or complete its share repurchase program.

          During fiscal 2001, the Company embarked on a program to repurchase up to $400 million of the Company’s outstanding common stock. As of September 1, 2001, 2,300,201 shares of the Company’s common stock had been repurchased since the inception of the program at an average price of $26.32 per share. In addition, the Company acquired 753,000 shares of its common stock between September 2, 2001 and
October 12, 2001 at an average price of $5.78 per share. The Company has also sold put options on its common stock for an additional 150,000 shares that will expire on or before January 30, 2002. The Company is not obligated to purchase any additional shares of its common stock and can provide no assurance regarding the number of shares it will repurchase. Any decision by the Company to halt or abandon its share repurchase plan or repurchase less than $400 million worth of its common stock may cause the Company’s stock price to fall.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

          Since October 24, 1997, nine shareholder class action lawsuits have been filed against the Company, and certain individuals who have served as officers and directors of the Company in the United States District Court for the District of New Hampshire. By order dated March 3, 1998 these lawsuits, which are similar in material respects, were consolidated into one class action lawsuit, captioned In re Cabletron Systems, Inc. Securities Litigation (C.A. No. 97-542-SD). The case has been transferred to the District of Rhode Island. The complaint alleges that the Company and certain of its officers and directors disseminated materially false and misleading information about the Company’s operations and acted in violation of Section 10(b) and Rule 10b-5 of the Exchange Act during the period between March 3, 1997 and December 2, 1997. The complaint further alleges that certain officers and directors profited from the dissemination of such misleading information by selling shares of the common stock of the Company during this period. The complaint does not specify the amount of damages sought on behalf of the class. In a ruling dated May 23, 2001, the district court dismissed this complaint with prejudice. The plaintiffs have appealed this ruling to the First Circuit Court of Appeals. If the plaintiffs were to prevail on appeal, and ultimately prevail on the merits of the case, the Company could be required to pay substantial damages.

          In addition, the Company is involved in various other legal proceedings and claims arising in the ordinary course of business. Management believes that the disposition of these matters will not have a materially adverse effect on the financial condition or results of operations of the Company.

Item 2. Changes in Securities and Use of Proceeds

Recent Sales of Unregistered Securities

1.
Pursuant to the Securities Exchange Agreement, dated as of July 12, 2001, by and between the Company, Silver Lake Partners and the Investors (Silver Lake Partners and the Investors, the “Strategic Investors”), the Company issued 65,000 shares of Series D Participating Convertible Preferred Stock and 25,000 shares of its Series E Participating Convertible Preferred Stock to the Strategic Investors in exchange for all of the Company’s outstanding shares of Series A Participating Convertible Preferred Stock and Series B Participating Convertible Preferred Stock, which were held by the Strategic Investors.

2.
On August 6, 2001, as required by the terms of the First Amendment to the Amended and Restated Securities Purchase Agreement, dated as of August 28, 2000, between the Company and the Strategic Investors and as a consequence of the merger of the Company’s Enterasys subsidiary into the Company, the Company issued to the Strategic Investors warrants to purchase 7,400,000 shares of its common stock at an exercise price of $6.20 per share in exchange for all rights held by the Strategic Investors to purchase the common stock of the Company’s subsidiary, Enterasys.

Item 6. Exhibits and Reports on Form 8-K.

          [a] Exhibits

Exhibit Number	Exhibit Title
2.1*	Amended and Restated Transfer Agreement, dated as of August 3, 2001, between the Company and Riverstone.

4.1	Certificate of Designations, Preferences and Rights of the Series D and Series E Participating Convertible Preferred Stock.

4.2	Form of Warrant issued to the Strategic Investors.

10.1	First Amendment to Amended and Restated Securities Purchase Agreement, Standstill Agreement and
Registration Rights Agreement, dated July 12, 2001, by and between the Company, Silver Lake
Partners, L.P. and the Investors.

*
The Company agrees to furnish supplementally to the Securities and Exchange Commission, a copy of any omitted schedule or exhibit this such agreement, upon request by the Securities and Exchange Commission.

          [b] Reports on Form 8-K

          The Company filed six reports on Form 8-K during the quarter for which this report is filed.

          On July 18, 2001, the Company released unaudited pro forma statements of operations for its Enterasys Segment that excluded various items that would appear in consolidated financial results, for the five quarters ended June 2, 2001.

          On July 19, 2001, the Company released unaudited pro forma selected financial information related to the operations of Aprisma that excluded various items that would appear in consolidated financial results, for the five quarters ended June 2, 2001.

          On July 30, 2001, the Company issued an information statement about its spin-off of Riverstone.

          On August 8, 2001, the Company announced that as part of the transformation, Enterasys became an independent, publicly traded company by merging with and into Cabletron, on August 6, 2001.

          On August 21, 2001, the Company announced that it had completed the spin-off of Riverstone, notified stockholders of the date by which stockholder proposals intended to be presented at the Company’s 2001 Annual Meeting of Stockholders must be received by the Company in order to be considered, and released unaudited pro forma consolidated financial information that reflected Riverstone as a discontinued operation.

          On August 29, 2001, the Company released unaudited pro forma balance sheet information related to Enterasys that excluded various items that would appear in consolidated financial results, for the year ended March 3, 2001 and the quarter ended June 2, 2001.

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTERASYS NETWORKS , INC .

/S / ENRIQUE P. FIALLO
October 16, 2001 Date	By:
Enrique P. Fiallo
Chairman, President and Chief Executive Officer

/S / ROBERT J. GAGALIS
October 16, 2001 Date	By:
Robert J. Gagalis
Executive Vice President, Chief Financial Officer