Form 10-Q
period 2001-09-29
ENTERASYS NETWORKS INC /DE/
filed 2001-11-13
CIK 846909

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 29, 2001

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

          As of October 26, 2001, there were 197,651,475 shares of the Registrant’s common stock outstanding.

          This document contains 29 pages

INDEX

ENTERASYS NETWORKS, INC.

ENTERASYS NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	September 29, 2001	March 3, 2001
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 77,858	$ 47,589
Marketable securities	78,818	406,633
Accounts receivable, net of allowance for doubtful accounts ($26,584 and $25,235, respectively), see Note 2	46,885	151,392
Inventories, see Note 2	127,712	86,742
Deferred income taxes	95,307	139,340
Prepaid expenses and other assets	67,088	74,456
Net assets of discontinued operations	99,355	343,753

Total current assets	593,023	1,249,905

Marketable securities	120,213	159,012
Investments	131,415	143,358
Property, plant and equipment, net	62,845	69,220
Intangible assets, net	155,301	178,893

Total assets	$1,062,797	$1,800,388

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$ 37,847	$ 59,104
Accrued expenses	92,066	149,042
Deferred revenue	51,589	84,159
Income taxes payable	53,401	51,394

Total current liabilities	234,903	343,699
Deferred income taxes	915	57,065

Total liabilities	235,818	400,764
Contingent redemption value of common stock put options	842	—
Redeemable convertible preferred stock, $1.00 par value, 45 shares of Series C were designated, issued and outstanding at March 3, 2001, and 65 shares of Series D and 25 shares of Series E were designated, issued and outstanding at March 3, 2001 and September 29, 2001 (aggregate liquidation preference of Series D and E, $58,652 and $22,558, respectively)	74,390	109,589
Commitments and contingencies
Stockholders’ equity:
Undesignated preferred stock, $1.00 par value. Authorized 1,859 shares	—	—
Common stock, $0.01 par value. Authorized 450,000 shares; issued 196,488 and 190,611 shares, respectively	1,965	1,906
Additional paid-in capital	1,098,994	990,157
Retained earnings (accumulated deficit)	(283,439)	371,857
Unearned stock-based compensation	(3,842)	(16,673)
Treasury stock, at cost (2,653 and 2,100 shares, respectively)	(62,403)	(56,479)

	751,275	1,290,768
Accumulated other comprehensive income	472	(733)

Total stockholders’ equity	751,747	1,290,035

Total liabilities and stockholders’ equity	$1,062,797	$1,800,388

See accompanying notes to consolidated financial statements.

ENTERASYS NETWORKS, INC.

CONSOLIDATE D STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three months ended		Seven months ended	Nine months ended
	September 29, 2001	December 2, 2000	September 29, 2001	December 2, 2000
	(unaudited)
Net revenues	$105,535	$191,859	$345,665	$640,895
Cost of revenues (excludes stock-based compensation of $2,456 for the three and seven months ended September 29, 2001)	121,139	102,740	260,981	359,321

Gross margin	(15,604)	89,119	84,684	281,574
Operating expenses:
Research and development (excludes stock-based compensation of $11,068 and $13,065 for the three and seven months ended September 29, 2001, respectively)	23,707	19,859	51,836	63,761
Selling, general and administrative (excludes stock- based compensation of $12,432 for the three and seven months ended September 29, 2001)	128,988	77,955	233,503	256,249
Amortization of intangible assets	10,370	2,846	24,150	28,896
Stock-based compensation	25,956	690	27,953	690
Special charges	—	—	—	25,550

Loss from operations	(204,625)	(12,231)	(252,758)	(93,572)
Interest income, net	3,495	6,436	12,040	22,199
Other expense, net	(23,370)	(10,702)	(10,690)	(130,217)

Loss from continuing operations before income taxes and cumulative effect of a change in accounting principle	(224,500)	(16,497)	(251,408)	(201,590)
Income tax expense (benefit)	(8,631)	(669)	433	(59,489)

Loss from continuing operations before cumulative effect of a change in accounting principle	(215,869)	(15,828)	(251,841)	(142,101)
Discontinued operations:
Loss from discontinued operations (net of tax expense of $1,054, and tax benefits of $73, $4,041 and $15,317, respectively)	(14,789)	(16,617)	(34,090)	(39,076)
Loss on disposal of GNTS (net of $1,189 tax benefit)	(40,312)	—	(40,312)	—

Loss from discontinued operations	(55,101)	(16,617)	(74,402)	(39,076)
Cumulative effect of a change in accounting principle (net of $4,949 tax expense)	—	—	7,742	—

Net loss	$(270,970)	$(32,445)	$(318,501)	$(181,177)

Dividend effect of beneficial conversion feature to Series D and Series E Preferred Stockholders	—	—	—	(16,854)
Accretive Dividend of Series D and Series E Preferred Shares	(3,109)	(3,007)	(7,208)	(3,007)

Net loss to common shareholders	$(274,079)	$(35,452)	$(325,709)	$(201,038)

Basic and diluted common shares:
Loss from continuing operations and dividends related to Series D and Series E Preferred Shares	$ (1.14)	$ (0.10)	$ (1.36)	$ (0.88)
Loss from discontinued operations	$ (0.29)	$ (0.09)	$ (0.39)	$ (0.21)
Cumulative effect of a change in accounting principle	—	—	$ 0.04	—
Net loss attributable to common shareholders	$ (1.43)	$ (0.19)	$ (1.71)	$ (1.09)

Weighted average number of basic and diluted common shares outstanding	192,195	184,844	190,377	184,378

See accompanying notes to consolidated financial statements.

ENTERASYS NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
	Seven months ended September 29, 2001	Nine months ended December 2, 2000
	(unaudited)
Cash flows from operating activities:
Net loss	$(318,501)	$ (181,177)
Loss from discontinued operations, net of tax	74,402	39,076
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	44,382	68,931
Provision for losses on accounts receivable	3,000	2,572
Deferred income taxes	(12,117)	(230,477)
Stock-based compensation	27,953	690
Other non-cash and asset impairment	6,566	127,611
Net realized gain on sale of securities	(46,820)	—
Net non cash investment writedowns	46,725	6,709
Non-cash impact of revenue policy adjustments	76,751	—
Changes in assets and liabilities:
Accounts receivable	(10,341)	63,486
Inventories	(5,873)	(25,159)
Prepaid expenses and other assets	7,368	(64,053)
Accounts payable	(21,257)	3,057
Accrued expenses	3,932	(39,099)
Deferred revenue	(32,570)	(5,991)
Income taxes payable	(4,327)	10,420

Net cash used in operating activities of continuing operations	(160,727)	(223,404)

Cash flows from investing activities:
Capital expenditures	(14,910)	(13,352)
Outsourcing of manufacturing	—	(7,682)
Proceeds received from written call options	—	14,001
Purchase of available-for-sale securities	(287,972)	(904,976)
Purchase of held-to-maturity securities	—	(113,785)
Sales/maturities of marketable securities	456,123	1,168,036

Net cash provided by (used in) investing activities of continuing operations	153,241	142,242

Cash flows from financing activities:
Proceeds from common stock issued to employee stock purchase plan	4,394	13,448
Proceeds from sale of common stock put options	135	4,934
Repurchase of common stock	(5,924)	(48,051)
Proceeds from exercise of common stock options	26,792	14,898
Proceeds from issuance of preferred stock, warrants and stock purchase rights	—	87,750
Proceeds from exercise of preferred stock options	13	—

Net cash provided by financing activities of continuing operations	25,410	72,979

Effect of exchange rate changes on cash	1,577	(4,159)
Cash related to discontinued operations	10,768	(231,388)
Net increase (decrease) in cash and cash equivalents	30,269	(243,730)
Cash and cash equivalents, beginning of period	47,589	350,980

Cash and cash equivalents, end of period	$ 77,858	$ 107,250

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$ 10,051	$ 218
Non-cash financing activities:
Accretive dividend of Series D and Series E Preferred Shares	$ (7,208)	$ (3,007)
Dividend effect of beneficial conversion features to Series D and Series E Preferred Shareholders	$ —	$ (16,854)

See accompanying notes to consolidated financial statements.

ENTERASYS NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.    Basis of Presentation

          In February 2000, Cabletron Systems, Inc. (“Cabletron”), as part of an effort to improve its strategic focus and better capitalize on market opportunities, transferred substantially all of its operating assets and liabilities to four operating subsidiaries, Enterasys Networks, Inc. (“Enterasys Subsidiary”), Aprisma Management Technologies, Inc. (“Aprisma”), Riverstone Networks, Inc. (“Riverstone”) and GlobalNetwork Technology Services, Inc. (“GNTS”). On August 6, 2001, in connection with a transaction in which Cabletron distributed its shares of Riverstone’s common stock to its stockholders in a tax-free spin-off transaction, Enterasys Subsidiary was established as an independent public company by merging Enterasys Subsidiary into Cabletron with the surviving entity being renamed Enterasys Networks, Inc. (“Enterasys” or the “Company”).

          On September 28, 2001, the Company’s Board of Directors amended the Company’s by-laws to change its fiscal year-end from the Saturday closest to the last day in February of each year to the Saturday closest to the last day in December of each year. The Company has filed this Form 10-Q for the three-month period ended on September 29, 2001 and is required to file a Form 10-K for the ten-month transition period ending December 29, 2001.

          During the Company’s third quarter (the three months ended September 29, 2001), the Company’s board of directors determined to distribute Aprisma in a tax-free spin-off transaction or otherwise dispose of Aprisma and to discontinue GNTS’ operations through the assumption of certain contracts and employees of GNTS by Enterasys and Aprisma, the acquisition of a portion of GNTS by a third party and the discontinuance of the remaining business operations of GNTS. As a result of these actions, the consolidated financial statements and related footnotes have been restated to reflect the results of Aprisma, Riverstone and GNTS as discontinued operations. The Company’s Aprisma subsidiary has elected to maintain its current fiscal year-end as the Saturday closest to the last day in February of each year. The Company has consolidated Aprisma’s fiscal results for the periods ended September 1, 2001 in its consolidated financial statements for the period ended September 29, 2001.

          The Company changed its revenue recognition policy during the three months ended September 29, 2001. The consolidated financial statements for the three months ended September 29, 2001 reflect, beginning in September 2001, the deferral of revenue from sales to certain two-tier distributors until those distributors sell the products to their customers. The amount of deferred product revenue relating to these distributors is reflected in the consolidated balance sheet, as of September 29, 2001, as a reduction to accounts receivable.

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

2.    Revenue Recognition

          During the three months ended September 29, 2001, the Company changed its revenue recognition policy related to certain two-tier distributors. Beginning in September, the Company changed from recording revenue when the product was shipped to these distributors to when these distributors sell the products to their customers.

This policy is better aligned with the Company’s current business practice as a significant portion of its revenues are derived through these distributors as a result of the Company’s shift from a direct distribution model to one that relies more heavily on an indirect, high touch sales strategy. This change also provides investors with more visibility into sales out activity.

          The events of September 11, 2001 and the related impact to an already uncertain worldwide economy significantly increased the unpredictability of demand in the Company’s distribution channels. As a result, the Company offered certain distributors the privilege of rotating all of the inventory that was held by the distributors as of September 29, 2001. Based on an evaluation of the conditions present as a result of these events, the Company determined that it was no longer able to reasonably estimate reserves for future rotations. Beginning in September 2001, the Company began to defer revenue for product shipped to certain distributors until those distributors sold the product to their customers. During the three months ended September 29, 2001, the Company recorded an adjustment to defer $111.8 million of revenue related to inventory on hand at these distributors that had previously been recorded as revenue by the Company based on shipments to these distributors.

          In the consolidated financial statements for the three months ended September 29, 2001, the $111.8 million of deferred revenue has been reflected as a reduction to revenue and accounts receivable. Corresponding to the adjustment of revenue, the Company reduced its cost of revenues and increased inventory by $35.1 million. This amount represents the Company’s standard manufacturing cost of the deferred revenue. Standard manufacturing cost excludes certain period costs and other components of cost of revenues that are typically not included in the Company’s carrying cost of inventory.

          The Company recognizes revenue upon shipment of products to all other customers, provided there is no uncertainty of customer acceptance, that persuasive evidence of an arrangement exists, the sales price is fixed and determinable and collectibility is deemed probable. If uncertainties exist, revenue is deferred until any uncertainties are resolved. The Company defers revenue from service and maintenance contracts and recognizes those revenues ratably over the period the services are performed, typically twelve months or less. The Company recognizes software license revenue upon the delivery of the software provided that there are no uncertainties relating to customer acceptance, the fee is fixed and determinable and collection of the resulting receivable is probable. The Company accrues warranty costs based on its experience.

3.    Discontinued Operations

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

          During the three months ended September 29, 2001, the Company’s Board of Directors made a determination to establish Aprisma as an independent public company through a distribution of Aprisma’s shares to the Company’s stockholders or to otherwise dispose of Aprisma. Accordingly, the historical consolidated financial statements of Enterasys reflect Aprisma as a discontinued operation for all periods presented. On September 18, 2001, Aprisma filed a Form 10 registration statement under the Securities Exchange Act of 1934 with the Securities and Exchange Commission (“SEC”), which is subject to review by the SEC prior to any distribution of shares.

          During the three months ended September 29, 2001, the Company’s Board of Directors determined to sell a portion of GNTS to a third party, absorb a portion of GNTS into Enterasys and Aprisma and discontinue the remainder of the GNTS business. Enterasys and Aprisma assumed certain contracts and employees of GNTS related to customers with whom Enterasys and Aprisma had ongoing relationships. The Company finalized the sale of a portion of GNTS to the third party during September 2001. As a result, the consolidated financial statements of Enterasys present GNTS as a discontinued operation for all periods presented. During the three months ended September 29, 2001, the Company recognized approximately $40.3 million of expenses, net of tax, related primarily to severance, office closings and asset write-offs, including intangible assets, associated with the discontinuation and sale of GNTS. $23.1 million of these expenses were non-cash charges.

          As a result of the decisions made by the Company’s Board of Directors, Aprisma, Riverstone and GNTS have been classified as discontinued operations. Pursuant to Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” the accompanying unaudited consolidated financial statements and notes thereto of the Company have been restated for all comparative periods presented to reflect the decision to discontinue these segments. Accordingly, the revenues, costs and expenses, assets and liabilities, and cash flows of Riverstone, Aprisma and GNTS have been accounted for as “Discontinued Operations” in the accompanying unaudited consolidated financial statements.

          The following revenue from discontinued operations is reflected in the consolidated statements of operations in the loss from discontinued operations category.

	Three months ended		Seven months ended September 29, 2001	Nine months ended December 2, 2000
(in thousands)	September 29, 2001	December 2, 2000
Revenues (trade) from discontinued operations	$20,366	$56,868	$112,670	$144,542
Revenues to related entities	6,589	2,415	10,293	6,675
Eliminations	(6,589)	(2,415)	(10,293)	(6,675)

Total discontinued operations revenues	$20,366	$56,868	$112,670	$144,542

          The assets and liabilities of discontinued operations, presented in the accompanying consolidated balance sheets, were as follows:

(in thousands)	September 29, 2001	March 3, 2001
Current assets	$118,497	$381,130
Total assets	172,384	420,907
Current liabilities	73,029	77,154

Net assets of discontinued operations	$ 99,355	$343,753

4.    New Accounting Standards

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

          The Company, as a result of its global operating and financial activities, is exposed to changes in foreign currency exchange rates, which may adversely affect its results of operations and financial position. In order to minimize the potential adverse impact, the Company uses foreign currency forward and option contracts. The fair value of the instruments is not material to the consolidated financial statements as of September 29, 2001.

          Upon the adoption of SFAS No. 133, the Company recorded a transition adjustment, which resulted in an after-tax increase in net income of $7.7 million related to the Company’s written call options on Efficient Networks, Inc. (“Efficient”) common stock held as of March 4, 2001. The call options expired in accordance with their terms during the quarter ended June 2, 2001 as part of the acquisition of Efficient by Siemens. This transition adjustment is reflected in the Company’s results of operations for the seven months ended September 29, 2001 as the cumulative effect of a change in accounting principle.

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

          In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires recognition of asset retirement obligations as a liability rather than a contra-asset. SFAS No. 143 is effective for the Company’s fiscal year ending January 3, 2004. The Company is in the process of determining the impact that adoption will have on the consolidated financial statements.

5.    Segment and Geographical Information

          The Company offers a broad line of products and services that were developed to meet the critical requirements of enterprise-class customers for network security, availability and mobility. Substantially all revenues from continuing operations result from the sale of hardware and software products and professional services such as training, consulting, installation, and maintenance. The Company’s chief operating decision maker (“CODM”) reviews the Company’s financial results based on the business of its operating segment. The Company’s continuing operations are comprised of the “Enterasys segment” and Other. The Enterasys segment contains the operations from the business formerly conducted by Enterasys Subsidiary, which is now the Company’s primary business. The Other category consists primarily of certain legacy business activities and Cabletron-related activities including transformation expenses which are not attributable to the business formerly conducted by Enterasys Subsidiary. The Company has reflected the results of Aprisma, Riverstone and GNTS as discontinued operations. Previously, the results of Aprisma, Riverstone and GNTS were classified as operating segments. The Company’s loss from discontinued operations reflects the results of Riverstone through the date of the spin-off, August 6, 2001. Segment income (loss) from continuing operations before income taxes and cumulative effect of a change in accounting principle excludes stock-based compensation charges resulting from subsidiary stock options issued to non-subsidiary employees, which are eliminated in the consolidated results of the Company and stock-based compensation charges incurred as a result of the acceleration of the vesting of previously granted stock options in connection with the distribution of Riverstone and merger of Enterasys Subsidiary into the Company. Also excluded is amortization of deferred compensation related to acquisitions. These items are included in the consolidated results of the Company, and are reflected in the reconciliation of loss from continuing operations before income taxes and cumulative effect of a change in accounting principle. The Other geographic region includes Latin American countries. All revenue amounts are based on product shipment origination.

          The financial information included herein represents all of the material financial information related to the Company’s principal operating segments. No one foreign country accounts for greater than 10% of total revenues. Transactions between related entities are based on established agreements, and are eliminated in consolidation.

          Summarized revenue information is as follows:

	Three months ended		Seven months ended September 29, 2001	Nine months ended December 2, 2000
(in thousands)	September 29, 2001	December 2, 2000
Revenues (trade) from continuing operations:
Enterasys Segment	$105,535	$205,047	$345,665	$569,047
Other	—	(13,188)	—	71,848

Total trade revenues from continuing operations	$105,535	$191,859	$345,665	$640,895

Revenues to related entities:
Enterasys Segment	$ —	$ 767	$ —	$ 3,142
Other	—	—	—	—

Total revenues to related entities	$ —	$ 767	$ —	$ 3,142

Total segment revenues:
Enterasys Segment	$105,535	$205,814	$345,665	$572,189
Other	—	(13,188)	—	71,848

Total revenues before eliminations	$105,535	$192,626	$345,665	$644,037

Eliminations	—	(767)	—	(3,142)

Total consolidated revenues	$105,535	$191,859	$345,665	$640,895

          A reconciliation of the Company’s segment income (loss) to the Company’s consolidated loss from continuing operations before income taxes and cumulative effect of a change in accounting principle is as follows:

	Three months ended		Seven months ended September 29, 2001	Nine months ended December 2, 2000
(in thousands)	September 29, 2001	December 2, 2000
Segment income (loss) from continuing operations before income taxes and cumulative effect of a change in accounting principle:
Enterasys Segment	$(100,692)	$16,201	$(108,794)	$ 21,058
Other	(64,112)	(18,460)	(79,821)	(37,295)
Reconciling items:
Amortization of intangible assets	(10,370)	(2,846)	(24,150)	(28,896)
Stock-based compensation	(25,956)	(690)	(27,953)	(690)
Special charges	—	—	—	(25,550)
Other expense, net	(23,370)	(10,702)	(10,690)	(130,217)

Loss from continuing operations before income taxes and cumulative effect of a change in accounting principle	$(224,500)	$(16,497)	$(251,408)	$(201,590)

          Revenues by geography were:

	Three months ended		Seven months ended September 29, 2001	Nine months ended December 2, 2000
(in thousands)	September 29, 2001	December 2, 2000
Revenues by geography for continuing operations:
Enterasys Segment
North America	$ 45,754	$118,218	$156,882	$337,417
Europe	18,126	51,502	98,444	136,338
Pac Rim	27,872	25,265	62,872	71,703
Other	13,783	10,829	27,467	26,731

Total net revenues	$105,535	$205,814	$345,665	$572,189

Other
North America	$ —	$(14,342)	$ —	$ 28,246
Europe	—	(656)	—	24,229
Pac Rim	—	178	—	8,955
Other	—	865	—	7,276

Total net revenues	$ —	$(13,955)	$ —	$ 68,706

Consolidated revenues by geography for continuing operations:
North America	$ 45,754	$103,876	$156,882	$365,663
Europe	18,126	50,846	98,444	160,567
Pac Rim	27,872	25,443	62,872	80,658
Other	13,783	11,694	27,467	34,007

Total net revenues	$105,535	$191,859	$345,665	$640,895

6.    Inventories

          Inventories consist of:

(in thousands)	September 29, 2001	March 3, 2001
Raw materials	$ 4,724	$ 1,044
Finished goods	122,988	85,698

Total	$127,712	$86,742

          Finished goods at September 29, 2001 reflect $35.1 million of inventory included as a result of the adjustment to defer revenue for inventory held by certain distributors as of September 29, 2001. In addition, the Company recorded a $26.6 million provision for excess and obsolete inventory during the three months ended September 29, 2001.

7.    Stock Repurchase Program

          On April 24, 2000, the Company’s Board of Directors authorized the Company to repurchase up to $400.0 million of the Company’s outstanding shares of common stock, approximately $337.6 million of which had not been utilized as of September 29, 2001. During the three months ended September 29, 2001, 530,201 shares were repurchased for approximately $4.7 million. In addition, the Company repurchased 400,000 shares from September 30, 2001 through November 7, 2001 for approximately $2.5 million.

          During the seven months ended September 29, 2001, the Company sold equity put options as an enhancement to its ongoing share repurchase program. Each put option entitles the holder to sell one share of the Company’s common stock to the Company at a specified price. During the seven months ended September 29, 2001, the Company received $0.1 million in premiums from the sale of put options covering 150,000 shares of the Company’s common stock and recorded this amount as additional paid-in capital. All of the put options were outstanding at September 29, 2001, have an average exercise price of $5.61 per share and expire in January 2002. During the nine months ended December 2, 2000, the Company received $4.9 million in premiums from the sale of put options, recording this amount as additional paid-in capital. In accordance with EITF 96-13 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 96-13”) and EITF 00-19 “Accounting for Derivative Financial Instruments Determination of Whether Share Settlement Is Within the Control of the Issuer for the Purposes of Applying Issue No. 96-13” (“EITF 00-19”), the Company has recorded the contingent redemption amount of the outstanding put options, as of September 29, 2001, as temporary equity.

8.    Stock Plans

          In connection with the transformation events of August 6, 2001, the portion of each option (an “Applicable Cabletron Option”) to purchase common stock of Cabletron that was held by an employee (other than the employees of Aprisma and certain other individuals) that would have vested after February 28, 2002 was cancelled and the portion of the option that was scheduled to vest prior to that date (assuming a quarterly vesting schedule for those options scheduled to vest yearly) was accelerated. The Applicable Cabletron Options expired on November 6, 2001. The Company recorded a $24.8 million non-cash stock-based compensation charge related to the acceleration of these options during the three months ended September 29, 2001.

          On August 6, 2001, each employee who held options, taking into account the acceleration described above, to purchase Cabletron’s common stock received an option to purchase 0.5131 shares of Riverstone common stock (the “Rainbow Awards”) for each share of Cabletron common stock subject to their options. The exercise price of the options to purchase the Company’s stock was adjusted, and the exercise price of the Rainbow Awards established, to preserve as closely as possible, without increasing, the intrinsic value and, without decreasing, the ratio of the exercise price to market value that existed in the Cabletron option prior to the distribution.

          In connection with the merger of Enterasys Subsidiary into Cabletron, on August 6, 2001, the 29,900,344 Enterasys Subsidiary options held by Cabletron and Enterasys Subsidiary employees were replaced with 41,591,748 new Enterasys stock options (“Enterasys Replacement Options”) on the basis of 1.39105 shares of Enterasys common stock for each share of common stock subject to the original Enterasys Subsidiary options. The exercise price of each Enterasys Replacement Option is equal to the exercise price of the related original Enterasys Subsidiary option divided by 1.39105 to reflect the effect of the merger.

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

9.    Preferred Stock, Warrants and Subsidiary Stock Purchase Rights

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

          The terms of the Company’s Series D and E preferred stock are substantially the same as the terms of the Company’s Series A and B preferred stock, respectively, except with respect to any distribution of shares to the Company’s stockholders in a spin-off transaction. Shares received by the Strategic Investors in a spin-off distribution due to their ownership of Series D and E preferred stock are subject to certain restrictions on transfer, and the proceeds from any permitted sale of such shares reduce the liquidation preference and redemption price of the Series D and E preferred stock. As the Company’s potential redemption liability is indexed to the value of securities of an unrelated entity, a financial derivative instrument was established. The Company recorded an $11.7 million non-cash charge as other expense, for the three months ended September 29, 2001, as a result of the reduction in the value of the Riverstone stock during the period. Because the terms and number of outstanding shares of the Series D and E preferred stock are substantially the same as the terms and number of outstanding shares of the Series A and B preferred stock, for convenience, these consolidated financial statements and footnotes refer only to Series D and E preferred stock.

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

10.    EPS Reconciliation

          The basic and diluted loss per common share computations for all periods presented used the same numerators and denominators. The following weighted-average common stock equivalents were not included in the calculation of diluted earnings per share since the effect was anti-dilutive for these periods: 10.4 million, 18.7 million, 5.8 million and 6.8 million for the three and seven months ended September 29, 2001 and the three and nine months ended December 2, 2000, respectively. Stock options to acquire Enterasys common stock totaling 45.3 million and 12.8 million were outstanding as of September 29, 2001 and December 2, 2000, respectively. The increase in stock options is primarily due to the grant of options to purchase the Company’s common stock as replacements for options to purchase the common stock of Enterasys Subsidiary in connection with the merger of Enterasys Subsidiary into Cabletron.

11.    Comprehensive Income (Loss)

          The Company’s total comprehensive income (loss) was as follows:

	Three months ended		Seven months ended September 29, 2001	Nine months ended December 2, 2000
(in thousands)	September 29, 2001	December 2, 2000
Net loss	$(270,970)	$ (32,445)	$(318,501)	$ (181,177)

Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities	(694)	(391,587)	2,298	(1,465,473)
Foreign currency translation gain (loss)	1,332	1,152	(246)	637
Income tax benefit (expense)	(525)	160,563	(847)	586,421

Total comprehensive loss	$(270,857)	$(262,317)	$(317,296)	$(1,059,592)

          The unrealized loss on available-for-sale securities and the income tax benefit in the three and nine months ended December 2, 2000 related primarily to the Company’s investment in shares of Efficient. Approximately $160.7 million of tax benefit was related to unrealized loss on available-for-sale securities in the three months ended December 2, 2000. $0.6 million and $0.1 million of tax expenses were related to foreign currency translation adjustments in the three months ended September 29, 2001 and December 2, 2000, respectively. Approximately $0.9 million of tax expense and $586.5 million of tax benefit was related to unrealized gain (loss) on available-for-sale securities in the seven months ended September 29, 2001 and nine months ended December 2, 2000, respectively. $0.1 million of tax benefit was related to foreign currency translation adjustments in the seven months ended September 29, 2001. The accumulated comprehensive income (loss) as of September 29, 2001 consists of:

(in thousands)	Gross item	Tax effect	Net of tax
Unrealized gain (loss) on available-for-sale securities	$ 2,654	$(1,073)	$ 1,581
Foreign currency translation adjustment	(1,682)	573	(1,109)

Total accumulated comprehensive loss	$ 972	$ (500)	$ 472

12.    Other Expense, Net

          During the seven months ended September 29, 2001, the Company sold 2.0 million shares of Efficient common stock and tendered its remaining 8.5 million shares for proceeds of $245.2 million in connection with the tender offer to acquire the outstanding shares of Efficient common stock made by Siemens. In connection with these transactions, the Company recognized $46.8 million of other income during the seven months ended September 29, 2001. In accordance with its policy, the Company has recorded impairment losses and write-downs of $12.3 million and $46.8 million of marketable and privately held corporate debt and equity securities to their expected realizable values in the three and seven month periods ended September 29, 2001, respectively, based on circumstances and events during those periods. During the three and seven months ended September 29, 2001, the Company also recorded $11.7 million of non-cash other expense related to the mark-to-market adjustment of the financial derivative instrument consisting of 1.3 million shares of Riverstone common stock distributed by the Company to Silver Lake in the distribution of Riverstone, the value of which will reduce the applicable redemption price of the Series D and E preferred stock.

          The Company’s other expense during the three months ended December 2, 2000 related primarily to an expense of $23.4 million associated with the sale of the Company’s DNPG division and certain of the Company’s legacy product lines completed on September 25, 2000 (“DNPG Sale”) partially offset by net realized gain of $9.3 million related to the sale of shares of Efficient common stock and the resulting recognition of a portion of the deferred gain and a realized gain of $3.4 million on the sale of a minority stock investment. The Company’s other expense during the nine months ended December 2, 2000 was due primarily to the Company’s loss on the DNPG Sale.

13.    Other Transformation-Related Charges

          The consolidated selling, general and administrative expenses for the seven months ended September 29, 2001 include $73.7 million of transformation-related charges incurred by the Company, which includes $28.6 million of non-cash charges. The transformation related charges reflect certain legal, accounting and banking fees associated with the Riverstone spin-off, the establishment of Enterasys Subsidiary as an independent public company and charges related to lease write-downs, excess real estate and other legacy business adjustments that were not directly related to the business of Enterasys Subsidiary.

14.    Related Party Transactions

          The Company maintains investments in private debt and equity securities of certain companies and accounts for these investments under the cost method of accounting. The Company does not maintain a controlling interest in these entities. In limited instances, the Company recorded revenue in transactions where the Company received equity instruments in exchange for products sold. During the three months ended September 29, 2001 and December 2, 2000, the Company recorded revenues of $5.1 million and $2.1 million, respectively from these transactions. The Company recorded revenues of $10.8 million and $6.0 million from these types of transactions during the seven months ended September 29, 2001 and nine months ended December 2, 2000, respectively.

15.    Legal Proceedings

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

16.    Subsequent Events

Stock Repurchases from September 30, 2001 through November 7, 2001

          The Company repurchased approximately 400,000 shares of its common stock during the period from September 30, 2001 through November 7, 2001 at an average price of $6.19 per share.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RE	SULTS OF OPERATIONS

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

          On February 22, 2001, Riverstone completed its initial public offering of 10 million shares of its common stock. Riverstone provides Internet infrastructure equipment to service providers in the metropolitan area network. Cabletron distributed its shares of Riverstone common stock to Cabletron stockholders on August 6, 2001. Immediately prior to the distribution of Riverstone shares to its stockholders, Enterasys Subsidiary was established as a public company by merging into its parent holding company, Cabletron, and naming the resulting entity Enterasys. Also in August 2001, the Company made a determination to distribute all of its shares of Aprisma common stock to its stockholders in a “spin-off” transaction or otherwise dispose of Aprisma to a third party.

          During the three months ended September 29, 2001, the Company announced that the Company’s Board of Directors determined to sell a portion of GNTS to a third party, absorb a portion of GNTS into Enterasys Subsidiary and Aprisma and discontinue the remainder of the GNTS business. Enterasys Subsidiary and Aprisma assumed certain contracts and employees of GNTS related to customers with whom Enterasys Subsidiary and Aprisma had ongoing relationships. The Company finalized the sale of another portion of GNTS to the third party during September 2001. GNTS provided network consulting services to enterprises and service providers.

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

          The recent focus of Enterasys’ business has been on scalable, standards-based networking solutions using a switched ethernet platform. The Company currently derives substantially all of its revenues from these products and related services. Historically, the Company also sold non-standards-based, multi-platform networking solutions. Over time, these solutions proved unsuitable for the evolving networking requirements of enterprise customers. As a result, the focus of the Company’s business model shifted to the Company’s switched ethernet platform products. Accordingly, beginning in the fiscal year ended February 29, 2000, the Company began reducing marketing and research and development efforts relating to the Company’s multi-platform networking products, which are referred to as legacy platform products, and eventually sold the remaining assets related to these products in September 2000. The Company’s standards-based networking hardware and software comprises its Enterasys Segment, and the Company’s non-standards-based, multi-platform networking solutions are referred to as “Other”. Also included in Other results are expenses related to the Company’s transformation.

          The Company does not have internal manufacturing capabilities and relies on third parties for all of its manufacturing requirements. The Company markets and sells its products through distributors, value-added resellers, system integrators, original equipment manufacturers under private labels and consultants, as well as its own direct sales force.

          On September 28, 2001, the Company’s Board of Directors amended the Company’s by-laws to change its fiscal year-end from the Saturday closest to the last day in February of each year to the Saturday closest to the last day in December of each year. The Company has filed this Form 10-Q for the three-month period ended on September 29, 2001, the third quarter of its new fiscal year, and is required to file a Form 10-K for the ten-month transition period ending December 29, 2001. The Company’s Aprisma subsidiary has elected to maintain its fiscal year-end as the Saturday closest to the last day in February of each year. The Company has consolidated Aprisma’s fiscal results for the periods ended September 1, 2001 in its consolidated financial statements for the periods ended September 29, 2001.

          The accompanying financial statements contain the results from the three and seven months ended September 29, 2001 and the three and nine months ended December 2, 2000. The current year periods represent the Company’s financial results during and through the third quarter of its new fiscal calendar year, while the prior year results represent the Company’s financial results through the third quarter of its former fiscal year. The Company has not recast the prior year information into the new fiscal calendar year presentation because doing so would not be practicable or cost-justified. The Company believes that its results for the three months ended September 29, 2001 are generally comparable to its results for the three months ended December 2, 2000, and that seasonal or other factors do not have a material impact on the comparability of the results for the two periods.

          During the three months ended September 29, 2001, the Company changed its revenue recognition policy related to certain two-tier distributors. Beginning in September, the Company changed from recording revenue when the product was shipped to these distributors to when these distributors sell the products to their customers. This policy is better aligned with the Company’s current business practice as a significant portion of its revenues are derived through these distributors as a result of the Company’s shift from a direct distribution model to one that relies more heavily on an indirect, high touch sales strategy. This change also provides investors with more visibility into sales out activity.

          The events of September 11, 2001 and the related impact to an already uncertain worldwide economy significantly increased the unpredictability of demand in the Company’s distribution channels. As a result, the Company offered certain distributors the privilege of rotating all of the inventory that was held by the distributors as of September 29, 2001. Based on an evaluation of the conditions present as a result of these events, the Company determined that it was no longer able to reasonably estimate reserves for future rotations. Beginning in September 2001, the Company began to defer revenue for product shipped to certain distributors until those distributors sold the product to their customers. During the three months ended September 29, 2001, the Company recorded an adjustment to defer $111.8 million of revenue related to inventory on hand at these distributors that had previously been recorded as revenue by the Company based on shipments to these distributors.

          In the consolidated financial statements for the three months ended September 29, 2001, the $111.8 million of deferred revenue has been reflected as a reduction to revenue and accounts receivable. Corresponding to the adjustment of revenue, the Company reduced its cost of revenues and increased inventory by $35.1 million. This amount represents the Company’s standard manufacturing cost of the deferred revenue. Standard manufacturing cost excludes certain period costs and other components of cost of revenues that are typically not included in the Company’s carrying cost of inventory.

Results of the Three Months ended September 29, 2001 vs. Three Months ended December 2, 2000

Revenues

          Total net revenues from continuing operations decreased $86.3 million, or 45.0%, to $105.5 million in the three months ended September 29, 2001, compared with $191.9 million in the three months ended December 2, 2000. The decrease was due to an $111.8 million adjustment recorded in connection with the change in the Company’s revenue recognition policy which reduced revenues during the three months ended September 29, 2001, partially offset by increased sales of Enterasys Segment products and the absence of returns related to legacy product lines. Revenues from the sale of Enterasys Segment products, excluding the $111.8 million revenue policy adjustment, increased $11.6 million, to $217.4 million in the three months ended September 29, 2001, compared with $205.8 million in the three months ended December 2, 2000. The increase in revenues of Enterasys Segment products was due to increased sales of switches, routers, wireless and network security products. Enterasys Segment revenues prior to the revenue policy adjustment in North America increased $3.4 million, or 2.9%, and increased $5.6 million, or 22.2% in the Pac Rim region, while remaining flat in Europe. The Other category revenues in the three months ended December 2, 2000 resulted in a credit of $13.2 million principally due to sales returns and additional pricing credits in connection with the discontinuations of the DNPG and NetVantage product lines.

Gross Margin

          Gross margin from continuing operations decreased $104.7 million, or 117.5%, to negative gross margin of $15.6 million in the three months ended September 29, 2001, compared with $89.1 million in the three months ended December 2, 2000. The decrease was primarily the result of revenue policy adjustments recorded in connection with the change in the Company’s revenue recognition policy. Gross margin was also reduced by the establishment of additional obsolescence reserves and penalties incurred in association with the accelerated reductions in the Company’s demand and production plans. The three months ended December 2, 2000 gross margin included negative gross margin of $15.1 million as a result of product returns and additional pricing credits incurred in connection with the discontinuations of the DNPG and NetVantage product lines. Gross margin of Enterasys Segment products, excluding the revenue policy adjustments and increased provision for excess and obsolete inventory, increased $2.3 million, or 2.2%, to $106.5 million in the three months ended September 29, 2001, compared with $104.2 million in the three months ended December 2, 2000. The increase in gross margin was largely due to higher revenues, excluding the revenue policy adjustment, in the three months ended September 29, 2001, compared with the three months ended December 2, 2000. Gross margin of Enterasys Segment products, excluding the revenue policy and legacy platform adjustments and increased write-offs and provision for excess and obsolete inventory, as a percentage of net revenues of approximately $101.6 million in the three months ended September 29, 2001 decreased slightly to 49.0% from 50.6% in the three months ended December 2, 2000.

Operating Expenses

          Research and development expenses (“R&D”) increased $3.8 million, or 19.4%, to $23.7 million in the three months ended September 29, 2001, compared with $19.9 million in the three months ended December 2, 2000. The increase in research and development spending reflected the hiring of additional engineers focused on developing next generation technology and additional security and wireless products. Research and development spending as a percentage of net revenues was 22.5% in the three months ended September 29, 2001, compared with 10.4% in the three months ended December 2, 2000. The increase in R&D as a percentage of net revenues was primarily due to lower revenues as a result of the $111.8 million revenue policy adjustment.

          Selling, general and administrative (“SG&A”) expenses in the three months ended September 29, 2001 increased $51.0 million, or 65.5% to $129.0 million, or 122.2% of net revenues, compared with $78.0 million, or 40.6% of net revenues, in the three months ended December 2, 2000. This increase was a result of $59.3 million of transformation costs including charges incurred in connection with legal, accounting and banking fees associated with the Riverstone spin-off, the establishment of Enterasys Subsidiary as an independent public company and the abandonment and closure of Cabletron assets, incurred during the three months ended September 29, 2001, compared with $15.2 million of transformation-related costs incurred during the three months ended December 2, 2000. $28.6 million of the transformation charges, in the three months ended September 29, 2001, were related to non-cash charges.

          Amortization of intangible assets expense increased $7.5 million, or 264.4%, to $10.4 million, in the three months ended September 29, 2001, compared with $2.8 million, in the three months ended December 2, 2000. The increase is due primarily to increased standard quarterly amortization expense as a result of the Indus River, Inc. (“Indus River”) acquisition that was completed in January 2001 and to a lesser degree the acquisition of Network Security Wizards, Inc. (“NSW”) which was completed during the three months ended December 2, 2000.

          Stock-based compensation expense in the three months ended September 29, 2001 was $26.0 million, compared with $0.7 million during the three months ended December 2, 2000. Stock-based compensation expense during the three months ended September 29, 2001 included $24.8 million of non-cash charges related to the acceleration of the vesting of options previously granted to purchase the Company’s common stock that occurred in connection with the spin-off of Riverstone and merger of Enterasys Subsidiary into Cabletron and $1.2 million of non-cash charges related to amortization of deferred compensation in connection with the Company’s acquisitions of Indus River and NSW. The stock-based compensation expense during the three months ended December 2, 2000 included non-cash charges related to amortization of deferred compensation in connection with the Company’s acquisition of NSW.

Interest and Other Income, Net

          Net interest income attributable to continuing operations in the three months ended September 29, 2001 decreased $2.9 million to $3.5 million, compared with $6.4 million in the three months ended December 2, 2000. The decrease reflects a lower average cash and marketable securities balance during the three months ended September 29, 2001, compared with the three months ended December 2, 2000, primarily due to additional contributions of cash and investments to Aprisma and Riverstone prior to the Company’s distribution of Riverstone to its shareholders.

          Net other expense in the three months ended September 29, 2001 was $23.4 million, compared with $10.7 million in the three months ended December 2, 2000. The three months ended September 29, 2001 net other expense included $12.3 million of write-downs of marketable and non-marketable securities to their expected realizable values and also included $11.7 million of non-cash other expense due to the decrease in value of approximately 1.3 million shares of Riverstone common stock issued to the Strategic Investors in conjunction with the Riverstone distribution, the value of which reduces the redemption price of the Company’s Series D and E preferred stock. The net other expense, in the three months ended December 2, 2000 was primarily due a charge of $23.4 million associated with the sale of the Company’s DNPG division and certain of the Company’s legacy products, which was completed on September 25, 2000, partially offset by a net realized gain of $9.3 million related to the sale of shares of Efficient common stock held by the Company and a realized gain of $3.4 million on the sale of a minority stock investment.

          The Company’s effective tax benefit rate was 3.8% for the three months ended September 29, 2001 compared with a tax benefit rate of 4.1% for the three months ended December 2, 2000. The tax benefit rate for both periods was less than the Company’s statutory rate primarily due to unbenefited deductions and certain non-deductible expenses.

Discontinued Operations

          The Company’s loss from discontinued operations decreased $1.8 million to $14.8 million in the three months ended September 29, 2001, compared with $16.6 million in the three months ended December 2, 2000. The decreased loss was primarily due to the closure of the GNTS business. During the three months ended September 29, 2001, the Company’s $40.3 million, net of tax, loss on disposal of GNTS was due to costs incurred in connection with the discontinuation of GNTS.

Results of the Seven Months ended September 29, 2001 vs. Nine Months ended December 2, 2000

          In September 2001, the Company changed its fiscal year. The Company has elected to file its quarterly report on Form 10-Q for its third fiscal quarter on the basis of its new fiscal calendar. Consequently, the year-to-date results in the accompanying financial statements reflect the seven-month period ended September 29, 2001. The Company determined that it would not be practicable or cost-effective to recast its prior year financial results to match this seven-month period. Consequently, the prior year-to-date financial results cover the nine-month period ended December 2, 2000, which represents the first three quarters of the Company’s previous fiscal year. Because the financial results for these two periods cover different periods of time, the Company believes a comparative discussion of the two periods is not meaningful. The following section discusses various factors that impacted the Company’s results for each period, rather than factors that caused the Company’s results for the current period to be materially different than its results for the prior period.

Revenues

          Total net revenues from continuing operations were $345.7 million in the seven months ended September 29, 2001, compared with $640.9 million in the nine months ended December 2, 2000. Revenues during the seven months ended September 29, 2001, reflect a revenue policy adjustment which reduced revenues by $111.8 million during that period to reflect the transition to a new revenue recognition policy which was offset by increased sales of switches, routers, wireless and network security products. Also, as a result of the previous discontinuation of legacy platform products, including the Company’s DNPG and NetVantage product lines, no revenues from these products were recorded in the seven months ended September 29, 2001, compared with $68.7 million in the nine months ended December 2, 2000. Enterasys Segment revenues, excluding the revenue policy adjustment, were $457.5 million in the seven months ended September 29, 2001, compared with $572.2 million in the nine months ended December 2, 2000. Enterasys Segment revenues, excluding the revenue policy adjustment, in North America were $232.8 million, or 50.9% of net revenues, $131.4 million, or 28.7% of net revenues in Europe and $65.9 million, or 14.4% of net revenues in Pac Rim in the seven months ended September 29, 2001. Enterasys Segment revenues in North America were $337.4 million, or 59.0% of net revenues, $136.3 million, or 23.8% of net revenues in Europe and $71.7 million, or 12.5% of net revenues in Pac Rim in the nine months ended December 2, 2000.

Gross Margin

          Gross margin from continuing operations was $84.7 million in the seven months ended September 29, 2001, compared with $281.6 million in the nine months ended December 2, 2000. Gross margin during the seven months ended September 29, 2001 included a revenue policy adjustment that decreased revenues by $111.8 million and decreased cost of revenues by $35.1 million. Also, the Company increased cost of revenues by $35.3 million for additional provisions for excess and obsolete inventory and penalties incurred relating to accelerated reductions in the Company’s demand and production plans. Gross margin of the Other category included $13.1 million and $1.8 million of negative gross margins during the seven and nine months ended September 29, 2001 and December 2, 2000, respectively, due to inventory write-offs and returns of legacy products. Gross margin of the Enterasys Segment, excluding the revenue policy adjustments and increased provision for excess and obsolete inventory, was $209.9 million in the seven months ended September 29, 2001, compared with $283.4 million in the nine months ended December 2, 2000. Gross margin of the Enterasys Segment, excluding the revenue policy adjustments and increased provision for excess and obsolete inventory, as a percentage of Enterasys Segment net revenues in the seven months ended September 29, 2001 decreased to 45.9% from 49.5% in the nine months ended December 2, 2000 due to a change in product mix.

Operating Expenses

          R&D expenses were $51.8 million in the seven months ended September 29, 2001, compared with $63.8 million in the nine months ended December 2, 2000. Research and development spending as a percentage of net revenues was 15.0% in the seven months ended September 29, 2001, compared with 9.9% in the nine months ended December 2, 2000. R&D increased as a percentage of net revenues as revenues were lower primarily due to the revenue policy adjustment.

          SG&A expenses were $233.5 million in the seven months ended September 29, 2001, compared with $256.2 million in the nine months ended December 2, 2000. The current period expenses included $73.7 million of transformation costs, compared with $60.6 million of transformation costs incurred during the nine months ended December 2, 2000. SG&A spending as a percentage of net revenues was 67.6% in the seven months ended September 29, 2001, compared with 40.0% in the nine months ended December 2, 2000. SG&A increased as a percentage of net revenues as a result of increased transformation costs and lower revenue, primarily due to the revenue policy adjustment.

          Amortization of intangible assets expense were $24.2 million in the seven months ended September 29, 2001, compared with $28.9 million in the nine months ended December 2, 2000. The amortization expense during the seven months ended September 29, 2001 included increased standard amortization expense as a result of the Indus River and NSW acquisitions. The nine months ended December 2, 2000 amortization reflected a write-off of $14.5 million related to the remaining intangible assets associated with NetVantage in addition to standard amortization expense. The Company expensed the remainder of the NetVantage goodwill when it finalized its decision to abandon R&D on the NetVantage-related technology and discontinued sales of NetVantage products.

          Stock-based compensation expense in the seven months ended September 29, 2001 was $28.0 million, compared with $0.7 million in the nine months ended December 2, 2000. The seven months ended September 29, 2001 non-cash charges included $24.8 million related to the acceleration of the vesting of options previously granted to purchase the Company’s common stock that occurred in connection with the spin-off of Riverstone and merger of Enterasys Subsidiary into Cabletron, and $3.2 million related to amortization of deferred compensation in connection with the Company’s acquisitions of Indus River and NSW. The nine months ended December 2, 2000 non-cash charges included $0.7 million related to amortization of deferred compensation in connection with the Company’s acquisition of NSW.

          The Company did not incur special charges during the seven months ended September 29, 2001, compared with special charges of $25.6 million in the nine months ended December 2, 2000. The special charges incurred during the first quarter of fiscal 2001 related to $27.1 million for the restructuring initiative undertaken during May 2000 as a result of the Company’s transformation, being offset by a $1.5 million adjustment to decrease the restructuring initiative undertaken during March 1999. This initiative was completed during the seven months ended September 29, 2001.

Interest and Other Income, Net

          Net interest income was $12.0 million in the seven months ended September 29, 2001, compared with $22.2 million in the nine months ended December 2, 2000. Interest income decreased as a result of the impact of cash contributions made to Aprisma, Riverstone and GNTS by the Company during and subsequent to the nine months ended December 2, 2000.

          Net other expense was $10.7 million in the seven months ended September 29, 2001, compared with $130.2 million in the nine months ended December 2, 2000. For the seven months ended September 29, 2001 net other expense included the recognition of $46.8 million of previously deferred gain relating to the Efficient transaction and gains associated with the Company’s sale and tender of Efficient shares. Offsetting this gain was $46.8 million of write-downs of marketable and non-marketable securities to their expected realizable values and $11.7 million of non-cash other expense related to the mark-to-market adjustment of the financial derivative instrument consisting of 1.3 million shares of Riverstone common stock held by the Strategic Investors, the value of which reduces the redemption price of the Company’s Series D and E Preferred Stock. The net other expense in the nine months ended December 2, 2000 was primarily due to the Company’s loss of $142.3 million on the sale of its DNPG division and certain of the Company’s legacy products, which was completed on September 25, 2000, offset by a net realized gain of $9.3 million related to the sale of shares of Efficient common stock held by the Company.

          The Company’s effective tax expense rate was approximately zero percent for the seven months ended September 29, 2001, compared with a tax benefit rate of 29.5% for the nine months ended December 2, 2000. The tax expense rate for the seven months ended September 29, 2001 was approximately zero due to unbenefited deductions and non-deductible expenses offsetting operating expenses. The tax benefit rate in the nine months ended December 2, 2000 was impacted by different rates utilized for special charges, amortization of intangible assets and transformation expenses compared with normal operating income and expenses recorded during that period.

Discontinued Operations

          The Company’s loss from discontinued operations was $34.1 million in the seven months ended September 29, 2001, compared with $39.1 million in the nine months ended December 2, 2000. The decreased loss is primarily due to the closure of the GNTS business during the seven months ended September 29, 2001. During the seven months ended September 29, 2001, the Company’s $40.3 million, net of tax, loss on disposal of GNTS was due to costs incurred in connection with the discontinuation of GNTS.

Other

          The Company’s cumulative effect of a change in accounting principle was a result of the Company’s adoption of SFAS 133. Upon adoption of SFAS 133, the Company recorded a transition adjustment, which resulted in an after-tax increase in net income of $7.7 million, in the seven months ended September 29, 2001, related to the Company’s written call options on Efficient common stock held as of March 4, 2001. The call options were terminated in accordance with their terms, during the seven months ended September 29, 2001, as part of the Efficient transactions.

          The dividend effect of beneficial conversion feature to Series D and Series E Preferred Stockholders of $16.9 million during the nine months ended December 2, 2000 reflected the valuation of equity instruments issued in a transaction with a private investor group.

Liquidity and Capital Resources

          Cash and cash equivalents, and marketable securities decreased to $276.9 million at September 29, 2001 from $613.2 million at March 3, 2001. The decrease in cash and cash equivalents, and marketable securities during the seven months ended September 29, 2001 was principally due to additional cash contributions made by the Company to Aprisma, Riverstone and GNTS and cash used in operations during September 2001.

          Net cash used in operating activities was $160.7 million in the seven months ended September 29, 2001, compared with $223.4 million in the nine months ended December 2, 2000. Net cash used in operating activities during the seven months ended September 29, 2001 was primarily due to a loss from operations and to a lesser extent an increase in accounts receivable, excluding the impact from the revenue policy adjustment, and decrease in accounts payable.

          Net cash provided by investing activities was $153.2 million in the seven months ended September 29, 2001, compared with $142.2 million in the nine months ended December 2, 2000. The primary reason for the increase is that the seven months ended September 29, 2001 reflects cash proceeds of approximately $245.2 million received from the sale of the Company’s holdings of Efficient common stock offset by purchases of marketable securities.

          Net cash provided by financing activities was $25.4 million in the seven months ended September 29, 2001, compared with $73.0 million in the nine months ended December 2, 2000. During the seven months ended September 29, 2001, the Company received $26.8 million from the exercise of common stock options and repurchased $5.9 million of its own common stock in accordance with the Company’s stock repurchase program. During the nine months ended December 2, 2000, the Company received $87.8 million related to the sale of Preferred Stock, warrants and stock purchase rights to the Strategic Investors and repurchased $48.1 million of its own common stock. Subject to future market conditions, the Company currently intends to limit the extent of its stock repurchase activity to conserve cash for re-investment in the business.

          Net accounts receivable decreased by $104.5 million, to $46.9 million at September 29, 2001 from $151.4 million at March 3, 2001. The decrease in the accounts receivable balance at September 29, 2001 is primarily due to the change in the Company’s revenue recognition policy. The change in its revenue recognition policy resulted in $111.8 million of revenues, which had previously been recorded, being deferred, and offset against accounts receivable. Average day sales outstanding prior to the adjustment for the new revenue recognition policy were 66 days at September 29, 2001, compared to 62 days at March 3, 2001.

          Worldwide inventories at September 29, 2001 were $127.7 million, or 104 days of revenues, compared with $86.7 million, or 69 days of revenues at March 3, 2001. Inventory turnover was 3.5 turns, excluding the impact from the revenue policy adjustments and the effect of additional obsolescence reserves and penalties, at September 29, 2001, compared with 5.3 turns at March 3, 2001. The increase in inventory was a result of significant purchases from the Company’s contract manufacturers due to contractual limitations on near-term adjustments to the demand plan offset by additional provisions for excess and obsolete inventory.

          Capital expenditures for the seven months ended September 29, 2000 were $14.9 million, compared with $13.4 million for the nine months ended December 2, 2000. Capital expenditures were principally related to purchases of computer and computer-related equipment.

          Current liabilities at September 29, 2001 were $234.9 million, compared with $343.7 million at March 3, 2001. This decrease was largely due to decreases in accounts payable, accrued expenses and lower deferred revenue. The accounts payable decrease was principally a result of timing of cash payments. The decrease in accrued expenses was primarily a result of the recognition of the deferred gain associated with the Company’s holding of Efficient common stock. The deferred revenue decrease was primarily attributable to lower maintenance bookings and to a lesser degree cash payments associated with lease guarantees.

          The Company constantly reviews its business practices, cost structure and organization in order to enhance the Company’s competitive position and deliver on its commitment to outperform the overall market. Accordingly, the Company has implemented a variety of initiatives to attain these objectives including workforce reductions and more stringent approval requirements on all discretionary spending. During October 2001, the Company eliminated more than fifteen percent of its workforce in connection with its initiatives to control costs. The Company’s fourth quarter results will reflect charges of approximately $9 million of severance costs that the Company paid associated with the reduction in workforce.

          In the opinion of management, internally-generated funds from operations and existing cash, cash equivalents and marketable securities will provide adequate funds to support the Company’s working capital, capital expenditure requirements for at least the next twelve months.

Supplemental Information Regarding Pro Forma Results

          In addition to its results under Generally Accepted Accounting Principles (“GAAP”), the Company also reports pro forma operating results, which are not in conformity with GAAP, that exclude certain items. Many of the excluded items were incurred as a result of the implementation of the Cabletron transformation plan including the Enterasys merger, Riverstone spin-off and expected distribution of Aprisma. The following table identifies the amounts the Company has excluded from each line item on its GAAP Consolidated Statements of Operations line item to reach its Pro Forma Statements of Operations:

	Three months ended		Seven months ended September 29, 2001	Nine months ended December 2, 2000
	September 29, 2001	December 2, 2000
	(unaudited)
Revenue	(111,848)	(13,955)	(111,848)	68,706
Cost of revenue	10,227	1,140	13,338	70,552
Research and development	—	(364)	—	2,452
Selling, general and administrative	59,294	15,201	73,654	60,622
Amortization of intangible assets	10,370	2,846	24,150	28,896
Stock-based compensation	25,956	690	27,953	690
Special charges	—	—	—	25,550
Interest income	112	4,193	5,513	18,164
Other expense	(23,370)	(10,702)	(10,690)	(130,217)
Income tax benefit effect of pro forma adjustments	(13,731)	(7,948)	(1,028)	(68,950)
Loss from discontinued operations, net of tax	(55,101)	(16,617)	(74,402)	(39,076)
Cumulative effect of a change in accounting principle, net of tax	—	—	7,742	—

          The revenue adjustments relate to the sale of legacy platform products, which the Company discontinued in fiscal 2000 and the adjustment for the new revenue recognition policy. The cost of revenue relates to the costs incurred to generate revenue from sales of legacy platform products in the prior year periods and inventory write-

offs of inventory related to legacy platform products in the current periods as well as the adjustment recorded in connection with the revenue recognition policy change and a supplemental provision for excess, obsolete inventory and penalties. Research and development expenses relate to research and development on legacy platform products. Selling, general and administrative expenses relate primarily to costs related to Cabletron’s transformation, including legal, accounting and investment banking fees, and the disposition of assets not required for the transformed company. Stock-based compensation charges relate to the acceleration of options to purchase the Company’s stock in connection with the distribution of Riverstone and merger of Enterasys into Cabletron and amortization of deferred compensation in connection with the Company’s acquisitions. The special charges relates to a restructuring charge taken in connection with the transformation of Cabletron. The interest income relates to interest earned on cash attributable to discontinued operations. Other expenses relate to write downs of marketable securities and the mark-to-market of the derivative instrument created in connection with the Riverstone spin-off for the three and seven months ended September 29, 2001, and for the three and nine months ended December 2, 2000, to the loss on sale of the Company’s DNPG division and other legacy platform products, which occurred during the nine months ended December 2, 2000.

          The following table summarizes the Company’s pro forma results, after making the adjustments described above to the Company’s GAAP results.

	Three months ended		Seven months ended September 29, 2001	Nine months ended December 2, 2000
	September 29, 2001	December 2, 2000
	(unaudited)

Net revenues	$217,383	$205,814	$457,513	$572,189
Cost of revenues	110,912	101,600	247,643	288,769

Gross margin	106,471	104,214	209,870	283,420
Operating expenses:
Research and development	23,707	20,223	51,836	61,309
Selling, general and administrative	69,694	62,754	159,849	195,627

Income (loss) from operations	13,070	21,237	(1,815)	26,484
Interest income, net	3,383	2,243	6,527	4,035

Income from operations before income taxes	16,453	23,480	4,712	30,519
Income tax expense	5,100	7,279	1,461	9,461

Net income	$ 11,353	$ 16,201	$ 3,251	$ 21,058

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

The Company’s transformation involves certain risks.

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

          Limitations under Section 355 of the Internal Revenue Code may restrict the Company’s ability to use its capital stock following any distribution of a subsidiary. These limitations will generally prevent the Company from issuing capital stock if the issuance of the capital stock occurs in conjunction with one or more of the distributions, and results in one or more persons acquiring more than 50% of the Company’s capital stock. Stock issuance transactions which occur during the two years prior to and following any distribution are presumed to occur in conjunction with the distribution. These limitations may restrict the Company’s ability to undertake transactions involving the issuance of the Company’s capital stock that the Company believes would be beneficial.

The Company has a history of losses in recent years and may not operate profitably in the future.

          Without taking into account certain pro forma adjustments noted above, the Company has experienced losses in recent years and may not achieve or sustain profitability in the future. The Company will need to generate higher revenues and reduce its costs to achieve and maintain consistent profitability. The Company may not be able to generate sufficient revenues or reduce its costs, and if it does achieve consistent profitability, it may not be able to increase its profitability over subsequent periods. If the current economic slowdown being experienced by the United States, Europe and Asia-Pacific continues for an extended period of time or if any of these economies were to enter a recession, the Company’s ability to increase its revenues may be limited.

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

          During fiscal 2001, the Company embarked on a program to repurchase up to $400 million of the Company’s outstanding common stock. As of September 29, 2001, 2,653,201 shares of the Company’s common stock had been repurchased since the inception of the program at an average price of $23.51 per share. In addition, the Company acquired 400,000 shares of its common stock between September 30, 2001 and November 7, 2001 at an average price of $6.19 per share. The Company has also sold put options on its common stock for an additional 150,000 shares that will expire on or before January 30, 2002. The Company is not obligated to purchase any additional shares of its common stock and can provide no assurance regarding the number of shares it will repurchase. Any decision by the Company to abandon its share repurchase plan or repurchase less than the remaining $337.6 million worth of its common stock may cause the Company’s stock price to fall.

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

Item 4.    Submission of Matters to a Vote of Shareholders

          The Company held its annual meeting of shareholders on October 9, 2001. At such meeting the following action was voted upon with the accompanying results:

	Number of Votes FOR	Number of Votes Withheld Authority
Election of Director:
Craig R. Benson	152,844,749	3,060,613
James E. Riddle	136,646,301	19,259,061
Christine A. Varney	152,157,534	3,747,828

Item 6.    Exhibits and Reports on Form 8-K

          (a) Exhibits

Exhibit Number	Exhibit Title

2.1*	Amended and Restated Transfer Agreement, dated as of August 3, 2001, between the Company and Riverstone.

4.1*	Certificate of Designations, Preferences and Rights of the Series D and Series E Participating Convertible Preferred Stock.

4.2*	Form of Warrant issued to the Strategic Investors.

10.1*
First Amendment to Amended and Restated Securities Purchase Agreement, Standstill Agreement and
Registration Rights Agreement, dated July 12, 2001, by and between the Company, Silver Lake
Partners, L.P. and the Investors.

*	Incorporated by reference to the exhibit of the corresponding number to the Company’s quarterly report on Form 10-Q for the three months ended September 1, 2001, filed October 16, 2001.

          (b) Reports on Form 8-K

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

EN	TERASYS NETWORKS, INC.

Date: November 13, 2001	By:	/S/ ENRIQUE P. FIALLO

Enrique P. Fiallo
Chairman, President and Chief Executive Officer

Date: November 13, 2001	By:	/S/ ROBERT J. GAGALIS

Robert J. Gagalis
Executive Vice President, Chief Financial Officer