Form 10-K
period 2001-12-29
ENTERASYS NETWORKS INC /DE/
filed 2002-11-26
CIK 846909

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☐	ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

OR

☑	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the ten month transition period ended December 29, 2001

Commission File Number 1-10228

Enterasys Networks, Inc.

(Exact name of registrant as specified in its charter)

Delaware	04-2797263
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
35 Industrial Way Rochester, New Hampshire 03866 (603) 332-9400 (Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(g) of the Act:

None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐         No ☑

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy for information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

     As of October 31, 2002, 201,996,247 shares of the Registrant’s common stock were outstanding. The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant as of October 31, 2002 was approximately $234 million (based upon the closing price for shares of the Registrant’s common stock on the New York Stock Exchange on that date).

Explanatory Statement

     We have restated our consolidated financial statements for the fiscal year ended March 3, 2001, the fiscal quarters within that fiscal year and the first three fiscal quarters within the ten month transition period ended December 29, 2001. On January 31, 2002, we discovered that a previously recognized $4.0 million sale in our Asia Pacific region did not qualify for revenue recognition during the period in which we had originally reported the revenue. Also on January 31, 2002, we learned that the SEC had opened a formal order of investigation into the financial accounting and reporting practices of us and our affiliates. In response to these developments, our Board of Directors formed a Special Committee to conduct an internal review into our financial accounting and reporting for the fiscal year ended March 3, 2001 and the ten-month transition period ended December 29, 2001, which the Special Committee has recently completed. The Special Committee appointed the law firm of Ropes & Gray to conduct the internal review, and Ropes & Gray hired the forensic accounting group of Deloitte & Touche LLP to assist with the internal review. The principal adjustments to restate the financial statements relate primarily to sales/investment transactions, relationships with Asia Pacific and Latin American distributors, pricing allowances and return rights, and are discussed in more detail in notes 2 and 30 to our consolidated financial statements included in this transition report on Form 10-K.

Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters
Item 6. Selected Consolidated Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Consolidated Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions
Item 14. Controls and Procedures
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS
AMEND & RESTATED BY-LAWS
FORM OF STOCK CERTIFICATE
FORM OF STOCK CERTIFICATE SERIES D
FORM OF STOCK CERTIFICATE SERIES E
FLATELY CO. STANDARD FORM OF LEASE
1989 EMPLOYEE STOCK PLAN
1995 EMPLOYEE STOCK PLAN
DEFERED PLAN FOR DIRECTORS
PROMISSORY NOTE (J RIDDLE)
AGREEMENT LETTER (PATEL)
AGREEMENT LETTER (JAEGER)
EMPLOYMENT LETTER (PATEL)
EMPLOYMENT LETTER (JAEGER)
EMPLOYMENT LETTER (KIRPATRICK)
LIST OF SUBSIDIARIES
CONSENT OF KPMG
CERTIFICATION OF WILLIAM O'BRIEN
CERTIFICATION OF RICHARD HAAK

Item		Page(s)

PART I
1.	Business	2
2.	Properties	11
3.	Legal Proceedings	11
4.	Submission of Matters to a Vote of Security Holders	13
PART II
5.	Market for the Registrant’s Common Equity and Related Stockholder Matters	14
6.	Selected Consolidated Financial Data	15
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
7a.	Quantitative and Qualitative Disclosures about Market Risk	49
8.	Consolidated Financial Statements and Supplementary Data	50
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	50
PART III
10.	Directors and Executive Officers of the Registrant	51
11.	Executive Compensation	53
12.	Security Ownership of Certain Beneficial Owners and Management	60
13.	Certain Relationships and Related Transactions	61
14.	Controls and Procedures	65
PART IV
15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	68
Chief Executive Officer Certification		C-1
Chief Financial Officer Certification		C-1

Item 1.     Business

      This transition report on Form 10-K and the following disclosure contain forward-looking statements. We caution you that any statements contained in this report which are not strictly historical statements constitute forward-looking statements. Such statements include, but are not limited to, statements reflecting management’s expectations regarding our future financial performance; strategic relationships and market opportunities; and our other business and marketing strategies and objectives. These statements may be identified with such words as “we expect”, “we believe”, “we anticipate”, or similar indications of future expectations. These statements are neither promises nor guarantees, and involve risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. Such risks and uncertainties include, among other things, the following factors: the pending SEC investigation and our accounting restatements could materially harm our business, operating results and financial condition; worldwide economic weakness and deteriorating market conditions have and may continue to negatively affect our business and revenues and make forecasting more difficult, which could harm our financial condition; we have a history of losses in recent years and may not operate profitably in the future; our quarterly operating results are likely to fluctuate, which could cause us to fail to meet quarterly operating targets and result in a decline in our stock price; we earn a substantial portion of our revenue for each quarter in the last month of each quarter, which reduces our ability to accurately forecast our quarterly results and increases the risk that we will be unable to achieve previously forecasted results; we may need additional capital to fund our future operations and, if it is not available when needed, our business may be harmed; in February 2003, the holders of our Series D and E preferred stock may require redemption of their shares for cash, which could impair our cash position, or request the conversion of their shares into shares of our common stock, which would dilute our existing stockholders; pending and future litigation could materially harm our business, operating results and financial condition; the limitations of our director and officer liability insurance may materially harm our financial condition; our failure to improve our management information systems and internal controls could harm our business; we have experienced significant turnover of senior management and our current management team has been together for only a limited time, which could harm our business operations; retaining key management and employees is critical to our success; there is intense competition in the market for enterprise network equipment, which could prevent us from increasing our revenue and achieving profitability; we may be unable to expand our indirect distribution channels, which may hinder our ability to grow our customer base and increase our revenues; we expect the average selling prices of our products to decrease over time, which may reduce our revenue and gross margins; we use several key components for our products that we purchase from single or limited sources, and we could lose sales if these sources fail to fulfill our needs; we depend upon a limited number of contract manufacturers for substantially all of our manufacturing requirements, and the loss of our primary contract manufacturer would impair our ability to meet the demands of our customers; and those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date hereof. We expressly disclaim any obligation to publicly update or revise any such statements to reflect any change in these forward-looking statements, or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

      All references in this transition report to “Enterasys Networks,” “we,” “our,” or “us” mean Enterasys Networks, Inc.

Introduction

      We design, develop, market and support comprehensive networking solutions focusing on the network security, availability and mobility needs of enterprises. Our solutions empower customers to use their internal networks and the Internet to facilitate the exchange of information, increase productivity and reduce operating costs. Using our products, customers make information, applications and services readily available and customized to the needs of their employees, customers, suppliers, business partners and other network users. Our significant installed base of customers consists of commercial enterprises; governmental entities; healthcare, educational and non-profit institutions; and other organizations.

      In February 2000, Cabletron Systems, Inc. (“Cabletron”), as part of an effort to improve strategic focus and better capitalize on market opportunities, transferred substantially all of its operating assets and liabilities to four operating subsidiaries as part of a plan to make each of the subsidiaries independent. These subsidiaries were Enterasys Networks, Inc. (“Enterasys Subsidiary”), Riverstone Networks, Inc. (“Riverstone”), Aprisma Management Technologies, Inc. (“Aprisma”), and GlobalNetwork Technology Services, Inc. (“GNTS”). Each of these subsidiaries had its own management team and board of directors. In July 2001, the operations of GNTS were discontinued through the acquisition of a portion of GNTS by a third party, the assumption of certain contracts and employees of GNTS by Enterasys Subsidiary and Aprisma, and the discontinuance of the remaining business operations of GNTS. Following the initial public offering of a portion of Riverstone’s common stock in February 2001, Cabletron distributed its holdings of Riverstone’s common stock to Cabletron’s stockholders in a spin-off transaction on August 6, 2001. Also on August 6, 2001, Enterasys Subsidiary was merged with and into Cabletron, and the name of the surviving corporation was changed to “Enterasys Networks, Inc.” On August 9, 2002, the Company completed the sale of Aprisma to a third party.

      We were founded in 1983 as a Delaware corporation and are listed on the New York Stock Exchange under the symbol “ETS.” Our corporate headquarters are located at 35 Industrial Way, Rochester, New Hampshire 03866. Our telephone number is 603-332-9400, and our web site is located at www.enterasys.com. Enterasys Networks®, RoamAbout®, X-Pedition, Matrix, Vertical Horizon, Aurorean, Dragon and NetSight® are our trademarks and service marks.

SEC Investigation and Internal Review of Accounting Practices

      In January 2002, we discovered that a previously recognized $4 million sale in our Asia Pacific region did not qualify for revenue recognition during the period in which we had originally reported the revenue. Separately in January 2002, we learned that the U.S. Securities and Exchange Commission, or SEC, had opened a formal order of investigation relating to us and our affiliates.

      In response to these developments, our Board of Directors formed a Special Committee to oversee an internal review of our financial accounting and reporting practices for the fiscal year ended March 3, 2001 and the ten-month transition period ended December 29, 2001. As a result of the internal review, we have restated our financial statements for the fiscal year ended March 3, 2001, the fiscal quarters within that fiscal year, and the first three fiscal quarters within the ten-month transition period ended December 29, 2001. The adjustments included in the restatements are discussed in more detail in notes 2 and 30 of our consolidated financial statements included in this transition report on Form 10-K.

Management Changes

      During 2002, we have undergone numerous changes in our management as a result of employee reductions, resignations and, in some cases, terminations. In April 2002, William K. O’Brien was appointed Interim Chief Executive Officer and joined our Board of Directors, and Yuda Doron was appointed our President. In July 2002, Mr. O’Brien agreed to assume the role of Chief Executive Officer and the interim designation was removed from his title. We also appointed a number of other senior officers in the period from March through October of 2002, including: Richard S. Haak, Jr. as our Chief Financial Officer, Mads Lillelund as our Executive Vice President of Worldwide Sales, Raymond G. Hunt as our Executive Vice President of Supply Chain, Kimberly A. Buxton as Vice President of Human Resources, Steven A. Caparco as Vice President and Controller, and Michael A. Barry as Director of Internal Audit.

Our Solutions

      Today’s enterprises require comprehensive network solutions that provide users with real-time access to information as well as technology applications. For enterprises to remain competitive, information and applications must be available on-demand, in a secure fashion, 24 hours a day, 7 days a week, from multiple locations around the world. Networks must be accessible to a wide range of users, including employees, customers, vendors, partners and other users, across multiple network types, including hardware-based switching and routing infrastructures, support services, wireless access networks, and virtual private networks, or VPNs. In addition, networks are increasingly required to prioritize and route traffic to users and to allocate bandwidth to specified applications based on business priorities instead of technology standards. Our broad line of networking solutions provides enterprises with the internal infrastructure and connectivity to meet these needs.

Security, Availability, Mobility

      We view security, availability and mobility as key requirements for enterprise networks and have developed an integrated portfolio of hardware, software and service solutions to meet these needs. Our networking solutions provide network users with secure, on-demand access to the network from a wide range of access points, using a wise variety of interfaces.

      Security. We believe network security is a fundamental concern for all enterprises. Our solutions offer a layered approach to security, integrating a wide range of security devices, features and services throughout the network, providing enterprise networks with protection from both external and internal security threats. Our solutions combine security products and technology, including intrusion detection systems, VPNs, encryption, firewalls and user authentication at all points of network access to create security solutions at every level of the global enterprise network. We deliver purpose-built security devices and incorporate security features within many of our other networking products, such as our switches and routers.

      Availability. We incorporate advanced design features in our products designed to ensure high levels of network availability at both the device and system levels, even during periods of heavy traffic. These advanced design features include a distributed switching architecture and redundant switch fabrics, which create multiple connections between input and output ports to minimize network disruption in the event of a failure or interruption in any single path. In addition, our products employ a wide variety of protocols and system level components to provide enhanced levels of availability in large-scale, multi-device networks.

      Mobility. Our network solutions accommodate today’s mobile workforce by providing access throughout an enterprise’s deployed network infrastructure and over the Internet using our VPN solutions. Our RoamAbout wireless technology provides users with secure, high-speed connectivity to network resources, generally within a defined perimeter, using a mobile device such as a laptop or handheld computer. Our VPN technology enables authorized internal and external users to securely send and receive information from and across enterprise networks through encrypted dial-up or dedicated lines, or over the Internet through broadband connections.

Business Driven Networks

      In addition to meeting security, availability and mobility needs, our network solutions allow enterprises to prioritize use of the network infrastructure and optimize network performance consistent with business priorities. This enables an enterprise’s network to allocate critical network resources in a manner desired by the enterprise instead of dictated by technology capacities, thereby improving network performance and enabling enterprises to rapidly adjust their networks in response to changing business requirements.

      We refer to our method of delivering business driven networking technology as User Personalized Networking, or UPN. UPN allows an enterprise to restrict bandwidth and access to specific applications, databases or servers by user, department, division or geographic location. This technology allows the network to authenticate and distinguish among different types of users and network traffic, enabling enterprises to create customized communications environments for individuals or groups of users. For example, an enterprise might allocate a significant portion of its network bandwidth to individuals in the finance group at the end of financial reporting cycles or allow visitors limited access to authorized applications, such as the Internet, while maintaining network security.

      In addition, we believe our products help meet enterprise customers’ business needs by addressing the convergence of voice, video and data traffic as well as providing for interoperability and cost-effective network expansion, Our products are designed to take advantage of the trend toward multi-service infrastructures that converge voice, video and data networks and contain functionalities important to convergence such as the ability to securely switch and route network traffic, assign different priorities to different types of application-related traffic and audit network traffic usage. By basing our products on industry standards, our customers are able to operate our products with prior generations of our products and with standards-based products from other vendors, thereby reducing the operational costs often incurred maintaining a multi-vendor network. Our products also enable an enterprise to quickly and cost-effectively upgrade its network for additional users, greater capacity or the latest technology, delivering long-term value to customers as their networking needs increase.

High-Quality Customer Support

      We believe high-quality comprehensive customer support is essential to building long-term customer relationships. Accordingly, we are committed to providing high-quality customer support to meet customer needs, and offer a comprehensive portfolio of support services, including pre-installation assessment, system installation and integration assistance, and post-installation maintenance services. Our support services are designed to help customers simplify network operation and maintenance, with the goal of maximizing network availability.

Our Products

      Our products are classified into the following principal categories: switching, routing, wireless networking, security and support services. We believe our products provide the key components that enable customers to build secure, high-performance, highly adaptable networking infrastructures. We design our products for both large multinational enterprises with many locations, thousands of employees and advanced communications requirements, as well as medium-sized businesses seeking to take advantage of the latest improvements in network communications. Our solutions and products are built with the common goal of reducing the cost and complexity of network administration and management.

Switching

      Switches provide connectivity within a network. Our Matrix and Vertical Horizon switches address the broad market for secure, high-speed connectivity to individual users and departments within the enterprise network. Matrix switching products operate at multiple layers pursuant to international standards to ensure that computer systems from different vendors can exchange data using common languages or protocols. While standard switches communicate over the data-link layer, or Layer 2, our Matrix switches have the flexibility to communicate at Layer 3, also called the network layer, providing the added security and control over network traffic that is associated with traditional software-based routers.

      Our Matrix switches use proprietary application-specific integrated circuits, or ASICs, which process data and information much faster than software-based routers while offering the desired security, network traffic control, performance, auditing and management services that enterprises require for day-to-day operation. Our Matrix switches also incorporate our User Personalized Networking technology, enabling these switches to differentiate among network users and applications. This functionality, in conjunction with our NetSight Atlas Policy Manager software, allows our customers to deploy a network that is more aligned with their business priorities than more traditional networks.

Routing

      Routers connect computer networks and transmit information from one network to another. Our routers also incorporate proprietary hardware-based ASIC designs that enable them to process information faster than software-based routers. Our routers are typically deployed in the core, or center, of the enterprise network, where security and traffic control are most important to enterprises. When linked to our multilayer Matrix switches, our X-Pedition routers provide a complete network solution, where both switches and routers share similar, complementary security and management features and communicate over Layer 3. This allows network administrators to better prioritize and more precisely control network usage, resulting in improved productivity and network availability throughout the enterprise.

      We have also developed a standards-based operating environment that gives our X-Pedition routers the flexibility to operate in multi-vendor and multi-protocol networks. The most widely used local area networking technology in new installations is Ethernet. Our system also supports multi-Gigabit Ethernet networks at speeds up to 10 billion bits per second and operates over wide area networks, or WANs.

      In 2002, we launched a series of WAN routers, the X-Pedition 1800 Series of security routers, or XSRs, specially designed for regional and branch office locations. These routers combine high-performance routing, VPN capabilities, and a built-in firewall all in a single compact device, providing a simple, cost-effective solution for secure, high-speed networking.

Wireless Networking

      Wireless local area networks enable mobile connectivity to the network. Our RoamAbout product family allows easy, secure, authorized and economical access to the network from within enterprise buildings or campuses located within 25 miles of each other. Our RoamAbout wireless networks function like standard wired Ethernet networks, but use radio frequencies instead of cables for network connection. Our RoamAbout access products power themselves over the existing Ethernet connection, allowing enterprises to deploy wireless local area networks without concern for the location of power supplies.

      RoamAbout technology is based on industry standards, which currently enable two connection speeds to support higher bandwidth applications. Our RoamAbout Access Point 2000 provides a secure, 11 megabits per second, or Mbps, wireless connection and a 10 Mbps Ethernet connection into the wired network infrastructure. The RoamAbout R2 Access Point provides support for multiple wireless networks enabling secure connections at speeds of 11 Mbps and 54 Mbps with a 10/100 Mbps Ethernet connection into the wired network infrastructure.

Security

      All of our products incorporate security features to prevent unauthorized access to the network using authentication procedures, encryption, and network monitoring. We believe our security solutions offer a high level of protection against both external and internal security threats. We also offer dedicated security devices and products, which include our Dragon, Netsight Atlas and Aurorean product lines. Our Dragon intrusion detection system, or IDS, detects a wide variety of security attacks using sophisticated algorithms and an extensive library of over 3,000 patterns. Our Dragon technology also offers an integrated management system for monitoring selected devices throughout the network, enabling an enterprise to quickly respond to security threats. NetSight Atlas is a multi-device management application that provides system level configuration and administration of our products within the enterprise network. Our Aurorean products provide VPN solutions for telecommuting, branch office and regional site connectivity and enable secure access to the enterprise network using dial-up, dedicated line, digital subscriber line or cable modem.

Our Services

      Our support services are designed to address our enterprise customers’ unique needs, including initial network assessment and design, system installation and integration, and post-installation maintenance and technical support, with the goals of maximizing a customer’s overall network availability and performance. We provide high-quality support for both standard and mission-critical network environments using the appropriate level of expertise and resources to supplement a customer’s internal capabilities. To provide service at all levels, we complement our internal service staff with those of our channel partners.

      Our post-installation maintenance and technical support, or Availability Services, help customers minimize network interruption and downtime, and consist of the following options:

•	Extended Warranty consists of technical telephone support during our normal business hours, around the clock on-line support, and repair or replacement of failed products.

•	Technical Access Service represents around the clock technical telephone support and on-line support, access to upgrades and repair or replacement of failed products.

•	Express Parts Service includes Technical Access Service and express shipment of products and parts in the event of equipment failure.

•	On-Site Response includes all the features of our Express Parts Service and the on-site assistance of our customer support engineers.

Sales Overview

      Historically we sold most of our products and services directly to our customers through our own sales force. Although we continue to sell our solutions directly to large enterprises, providing these enterprises with high levels of customer service and technical support, we have transitioned our business to a largely indirect sales model, selling most of our products and services to end-users through distributors and through channel partners, such as systems integrators, value-added resellers, telecommunications service providers and managed security service providers. We continue to provide our channel partners with a high level of sales support.

      We have increased our business with distributors, which sell our products to value-added resellers, system integrators and consultants, and provide us and these partners with inventory management, credit and collection, product shipment and other services. Our network of distributors allows us to sell to and support a wide range of channel partners across the world and in specific industries. We believe our customers benefit from the broad service and product fulfillment capabilities these distributors offer. We generally give our distributors limited rights to rotate a portion of inventory, exchanging slower moving products for faster moving products, and to participate in various marketing programs designed to promote the sale of our products.

      Our channel partners identify, qualify and design the optimal networking solution to meet the needs of end-users and, as necessary, seek guidance from our sales and technical support personnel. We have established, and are continuing to establish, relationships with value-added resellers worldwide in order to increase our market penetration and leverage the expertise of these resellers in particular industries, applications and/or geographic areas. In addition, we have formed and seek to form relationships with system integrators that provide complete technology solutions, an international reach, broad technology integration and development capabilities, and generally high-level service and outsourcing offerings. We also intend to establish relationships with large telecommunications service providers that offer data, voice and/or video communication services to businesses, governments, utilities and consumers and that will remarket our products to their installed customer base. Such service providers include regional, national and international telecommunications carriers, as well as Internet, cable and wireless service providers.

      International sales represent a significant portion of our business. We conduct sales operations in four regions around the world including North America (United States and Canada), EMEA (Europe, Middle East and Africa), Asia Pacific (Asia and Australia), and Latin America (South America, Mexico and Caribbean). Key countries include the United States, Germany, the United Kingdom, France, Italy, Spain, Japan, Australia, Korea and China. North America has the highest level of direct sales followed by EMEA. Asian Pacific and Latin American sales are generated primarily through channel partners. In the transition period ended December 29, 2001, sales to customers outside of North America, including exports, accounted for approximately 51% of our consolidated net revenue, compared to approximately 49% in 2001 and 37% in 2000.

Marketing

      Our marketing objectives are to build awareness and acceptance of our brand and products; create demand for our products and solutions; develop successful channel partnerships to improve our market coverage and grow new business; and provide education and training to customers and partners. To accomplish these objectives, we market our products using direct advertising, indirect publicity, press releases, publication of educational articles in industry journals, and participation in industry roundtables and speaker venues. We also maintain relationships with industry analysts, such as Gartner, Current Analysis, IDC and Meta Group, that produce and distribute industry information and product analysis to customers.

      We use a number of marketing programs to promote new products and upgrades to our installed customer base and prospective customers. These programs include participation in prominent industry trade shows, co-sponsoring seminar series with other industry leaders, communicating virtual advertorials to broad audiences, as well as a number of local and field based customer and tradeshow activities in targeted geographic regions. Our channel partners and distributors extend our direct marketing efforts to our current and prospective customers. We provide some of these partners with marketing funds to facilitate their marketing efforts and have developed various incentive programs designed to encourage these partners to market and sell our products.

      We believe our training programs provide us with the ability to educate and inform our partners and end-user customers about our products and new product developments. We have launched a number of new programs to advance the delivery of these programs. For example, we recently introduced a new virtual classroom and certification program to enable users to participate in our training programs remotely.

Customers

      Over the years we have developed a significant installed base of end-user customers, which is an important source of revenue. We seek to generate revenue from sales of our products and solutions to new customers and by upgrading the technology used by existing customers. Our end-user customers include commercial enterprises, including financial institutions; government entities; healthcare, educational and non-profit institutions; and other organizations.

      During the ten months ended December 29, 2001, Azlan Group PLC, a European distributor, accounted for 13% of total net revenue. During the year ended March 3, 2001, no individual end-user customer, distributor or channel partner accounted for more than 10% of our revenue. During the year ended February 29, 2000, Compaq Computer Corporation accounted for 16% of total net revenue. Our top ten end-user customers, distributors and channel partners represented in the aggregate, approximately 53%, 31% and 30% of our total revenue for the ten months ended December 29, 2001 and the fiscal years ended March 3, 2001 and February 29, 2000, respectively, reflecting our increased use of distributors and channel partners.

      During the ten months ended December 29, 2001 and the year ended March 3, 2001, the United States federal government accounted for approximately 12% and 10% of total net revenue, respectively; however, our sales to the United States federal government are distributed across a wide variety of government agencies and, therefore, we do not believe our revenues would be materially impacted by fluctuations in federal government spending.

Competition

      The market for enterprise network communications products is very competitive, subject to rapid technological change and significantly affected by new product introductions and other market activities of industry participants. This market is dominated by several large companies, both domestically and internationally, many of which, in particular Cisco Systems, have substantially greater market share than any other competitor, including us. The remainder of the network communications products market is highly fragmented. Our principal competitors include Alcatel, Avaya, Cisco, Extreme Networks, Foundry

Networks, Hewlett-Packard, Nortel Networks and 3Com, although we also experience competition from a number of smaller public and private companies. Prospective customers may be reluctant to replace or expand their current infrastructure solutions, which may have been supplied by one or more of these established competitors, with our products.

      We believe that the principal competitive factors in the enterprise networking market are:

•	provision of effective customer solutions and service offerings;

•	price of products and total cost of ownership;

•	technology leadership;

•	conformity to industry standards;

•	compatibility with other vendor products and prior generations;

•	access to customers, installed customer base and cost to change vendors; and

•	customer service and support.

      We believe that we compete favorably with our competitors on the basis of the foregoing factors; however, we operate in an extremely competitive marketplace and may not compete favorably on the basis of one or more of these factors in the future. We intend to compete by investing in product development, expanding our customer base and focusing on operating efficiencies. Because certain of our competitors have greater name recognition, larger installed customer bases and greater financial, technical, sales, marketing and other resources, they may have greater access to customers, the ability to more aggressively adjust product pricing, and greater resources to devote to product development.

Manufacturing and Components

      Since March 2000, we have outsourced all of our manufacturing to third party contractors that provide comprehensive services, including procurement of raw materials and components, assembly and repair work. Our contract manufacturers use automated testing equipment to perform inspection testing and use statistical process controls to assure the quality and reliability of our products. Our engineering and supply chain management personnel work closely with our contract manufacturers to ensure that products are manufactured to specifications. We design and develop the key components of our products, including ASICs and printed circuit boards. We also determine the components that are incorporated in our products and select the appropriate suppliers of these components. In addition, we conduct quality assurance, manufacturing engineering, document control and test development.

      Flextronics International, Ltd. is our primary contract manufacturer. Flextronics manufactures our products primarily at its newly constructed facility in Portsmouth, NH as well as at its facility in Limerick, Ireland. Our contract with Flextronics expired in February 2002. Since that time, we have been operating under an extension of the expired contract that includes modifications primarily to provide us with more flexibility with respect to production lead times and payment. In addition, we have been negotiating a new manufacturing agreement with Flextronics.

      We also contract with Accton Technology Corporation, which manufactures certain of our products at its facility in Taiwan. Our agreement with Accton renews for successive one year periods unless terminated by written notice from either party at least ninety days prior to the expiration of the then current term of the contract.

      We source several key components used in the manufacture of our products that may be considered custom or unique, including ASICs, from single or limited sources and are dependent upon these sources to meet our needs. These custom components typically require longer lead times in order to minimize the impact of shortages and delays. Although we may have encountered shortages and delays in obtaining custom components in the past, we do not believe that such shortages have impaired our ability to provide products to customers on a timely basis. Historically, we have relied heavily on custom components and components that are not used across multiples products, resulting in excess raw materials and finished goods inventory. We continuously seek to incorporate more non-custom components in our products and use more common components across multiple products.

Research and Development

      The networking industry is highly competitive and subject to evolving industry standards and technological advancements. We believe that strong product development capabilities are essential to our strategy of enhancing our core technology and developing new and enhanced products to maintain our competitiveness in the enterprise network market. Accordingly, our research and development efforts are focused on improving our existing products and developing innovative products that meet the evolving networking needs of enterprises.

      As of September 30, 2002, we had approximately 460 engineers in our research and development organization, located in five research and development facilities in the United States and Canada. Our research and development organization has produced an international patent portfolio that allows us to implement advanced technologies within our network solutions. Our engineers and technologists are active in key industry standards organizations, and have leadership roles in several, allowing us to better understand and influence technological developments in the networking industry. We also have strong relationships with leading component suppliers, including Intel, IBM, Broadcom, Motorola, Marvell and LSI, which provide us with early insight into new technologies.

      We have made and will continue to make, a substantial investment in research and development. We plan to continue to invest in emerging technologies for use in existing and future products primarily through internal efforts as well as through alliances and acquisitions. However, we cannot assure you that our investment in research and development will enable us to successfully develop new and enhanced products or maintain our competitiveness in the enterprise networking market.

Intellectual Property

      We generally rely on a combination of patent, copyright, trademark and trade secret laws and contractual restrictions to establish and protect our technology. As of September 30, 2002, we had a total of 649 issued patents and an additional 135 patents pending for examination worldwide. Our products are also protected by trade secret and copyright laws of the United States and other jurisdictions. However, these legal protections provide only limited protection. Further, the market for network communications solutions is subject to rapid technological change. Accordingly, while we intend to continue to protect our proprietary rights where appropriate, we believe that our success in maintaining a technology leadership position is more dependent on the technical expertise and innovative abilities of our personnel than on these legal protections.

      Despite our efforts to protect our proprietary technology, we cannot assure you that the steps we take will be adequate to prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. The laws of many countries do not protect proprietary technology to as great an extent as do the laws of the United States. We may need to resort to litigation in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of our proprietary rights or those of others. We are also subject to the risk of adverse claims and litigation alleging infringement of the intellectual property rights of others. Any resulting litigation could result in substantial costs and diversion of management and adverse effect on our business and financial condition.

Backlog

      Our products are often sold on the basis of standard purchase orders that are cancelable prior to shipment without significant penalties. In addition, purchase orders are subject to changes in quantities of products and delivery schedules in order to reflect changes in customer requirements and manufacturing capacity. Our business is characterized by quarter-end variability in demand and short lead-time orders and delivery schedules. Actual shipments depend on the then-current capacity of our contract manufacturers and the availability of materials and components from our vendors. We believe that only a small portion of our order backlog is non-cancelable and that the dollar amount associated with the non-cancelable portion is immaterial. Accordingly, we do not believe that backlog at any given time is a meaningful indicator of future sales.

Employees

      As of December 29, 2001, we had approximately 2,300 full-time employees, compared with approximately 2,400 full-time employees as of March 3, 2001, excluding all employees associated with businesses accounted for as discontinued operations. The decrease in the number of employees was largely a result of the termination of employees in accordance with our cost reduction initiative announced in October 2001. Our employees are not represented by a union or other collective bargaining agent and we consider our relations with our employees to be good. In April of 2002, we announced a cost reduction plan which targeted a workforce reduction of approximately 30%. As of October 31, 2002, we had approximately 1,700 employees worldwide.

Item 2.	Properties

      We own three buildings totaling 270,000 square feet in Rochester, New Hampshire. These buildings accommodate our engineering, information technology, finance and customer support departments.

      We lease several facilities, including a 152,000 square foot facility in Andover, Massachusetts, where our sales, marketing, customer service and legal departments are located. We also lease a 110,000 square foot warehousing and distribution center located in Rochester, NH, a 75,000 square foot warehousing and distribution center located in Shannon, Ireland, and a 32,000 square foot building in Toronto, Canada. We lease a 47,000 square foot facility in Portsmouth, New Hampshire and a 41,000 square foot building in Salt Lake City, Utah. Remaining leased sales offices range from 1,000 to 28,000 square feet.

      We are in the process of consolidating several of our worldwide facilities and as a part of this process may pursue the sale, lease or sublease of one or more of our existing facilities.

Item 3.	Legal Proceedings

      In the normal course of our business, we are subject to proceedings, litigation and other claims. Litigation in general, and securities and intellectual property litigation in particular, can be expensive and disruptive to our normal business operations. Moreover, the results of litigation are difficult to predict. Described below are material legal proceedings in which we are involved. The uncertainty associated with these and other unresolved or threatened legal actions could adversely affect our relationships with existing customers and impair our ability to attract new customers. In addition, the defense of these actions may result in the diversion of management’s resources from the operation of our business, which could impede our ability to achieve our business objectives. The unfavorable resolution of any specific action could materially harm our business, operating results and financial condition, and could cause the price of our common stock to decline significantly. See also “Cautionary Statements — The pending SEC investigation and our accounting restatements could materially harm our business, operating results and financial condition” and “Cautionary Statements — Pending and future litigation could materially harm our business, operating results and financial condition.”

      Securities Class Action in the District of Rhode Island. Between October 24, 1997 and March 2, 1998, nine shareholder class action lawsuits were filed against us and certain of our officers and directors in the United States District Court for the District of New Hampshire. By order dated March 3, 1998 these lawsuits, which are similar in material respects, were consolidated into one class action lawsuit, captioned In re Cabletron Systems, Inc. Securities Litigation (C.A. No. 97-542-SD). The case has been transferred to the District of Rhode Island. The complaint alleges that we and several of our officers and directors disseminated materially false and misleading information about our operations and acted in violation of Section 10(b) and Rule 10b-5 of the Exchange Act during the period between March 3, 1997 and

December 2, 1997. The complaint further alleges that certain officers and directors profited from the dissemination of such misleading information by selling shares of our common stock during this period. The complaint does not specify the amount of damages sought on behalf of the class. In a ruling dated May 23, 2001, the district court dismissed this complaint with prejudice. The plaintiffs appealed that ruling to the First Circuit Court of Appeals, and, in a ruling issued on November 12, 2002, the Court of Appeals reversed and remanded the case to the District Court for further proceedings. If plaintiffs prevail on the merits of the case, we could be required to pay substantial damages.

      Securities Class Action in the District of New Hampshire. Between February 7 and April 9, 2002, six class action lawsuits were filed in the United States District Court for the District of New Hampshire. Defendants are us, former chairman and chief executive officer Enrique Fiallo and former chief financial officer Robert Gagalis. By orders dated August 2, 2002 and September 25, 2002, these lawsuits, which are similar in material respects, were consolidated into one class action lawsuit, captioned In re Enterasys Networks, Inc. Securities Litigation (C.A. No. 02-CV-71). The complaints allege violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder. Plaintiffs allege that during periods spanning from as early as August, 2001 through February, 2002, defendants issued materially false and misleading financial statements and press releases that overstated our revenues, income, and earnings per share, because we purportedly recognized revenue in violation of Generally Accepted Accounting Principles (“GAAP”) and our own accounting policies in connection with transactions in our Asia Pacific region. The complaints seek unspecified compensatory damages in favor of the plaintiffs and the other members of the purported class against all of the defendants, jointly and severally. By order of the court, we have not yet been required to file a responsive pleading. If plaintiffs prevail on the merits of the case, we could be required to pay substantial damages.

      Shareholder Derivative Action in State of New Hampshire. On February 22, 2002, a shareholder derivative action was filed on our behalf in the Superior Court of Rockingham County, State of New Hampshire. The suit is captioned Nemes v. Fiallo, et al. Individual defendants are former chairman and chief executive officer Fiallo and certain members of our Board of Directors. Plaintiffs allege that the individual defendants breached their fiduciary duty to shareholders by causing or allowing us to conduct our business in an unsafe, imprudent, and unlawful manner and failing to implement and maintain an adequate internal accounting control system. Plaintiffs allege that this breach caused us to improperly recognize revenue in violation of GAAP and our own accounting policies in connection with transactions in our Asia Pacific region, and that this alleged wrongdoing resulted in damages to us. Plaintiffs seek unspecified compensatory damages. On October 7, 2002, the Superior Court approved the parties joint stipulation to stay proceedings.

      Shareholder Derivative Action in State of Delaware. On April 16, 2002, a shareholder derivative action was filed in the Court of Chancery of the State of Delaware in and for New Castle County on behalf of us. It is captioned, Meisner v. Enterasys Networks, Inc., et al. Individual defendants are former chairman and chief executive officer Fiallo and members of our Board of Directors. Plaintiffs allege that the individual defendants permitted wrongful business practices to occur which had the effect of manipulating revenues and earnings, inadequately supervised our employees and managers, and failed to institute legal actions against those officers, directors and employees responsible for the alleged conduct. The complaint alleges counts for breach of fiduciary duty, misappropriation of confidential information for personal profit, and contribution and indemnification. Plaintiffs seek judgment directing defendants to account to us for all damages sustained by us by reason of the alleged conduct, return all compensation of whatever kind paid to them by us, pay interest on the damages as well as costs of the action. On July 11, 2002, the individual defendants filed a motion to dismiss the complaint. The plaintiff has not yet filed a responsive brief with respect to this motion.

      Securities and Exchange Commission Investigation. After the close of business on January 31, 2002, the Securities and Exchange Commission, or SEC, notified us that it had commenced a “Formal Order of Private Investigation” into our financial accounting and reporting practices. This investigation remains ongoing and we are fully cooperating with the SEC. We cannot predict when this investigation will conclude or its outcome. The SEC has not commenced legal proceedings against us in connection with this investigation; however, if the SEC were to conclude that legal action were appropriate, we could be required to pay significant penalties and/or fines and could become subject to an administrative order and/or a cease and desist order.

Item 4.	Submission of Matters to a Vote of Security Holders

      We held our annual meeting of shareholders on October 9, 2001. At this meeting our shareholders voted upon the election of Class III Directors with the accompanying results:

	Number of	Number of Votes
Name	Votes for	Withheld Authority

Craig R. Benson	152,844,749	3,060,613
James E. Riddle	136,646,301	19,259,061
Christine A. Varney	152,157,534	3,747,828

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters

Stock Price History

      The following table sets forth the high and low sale prices for our Common Stock as reported on the New York Stock Exchange (symbol — “ETS” since August 6, 2001 and symbol “CS” prior to August 6, 2001) during the last two fiscal years.

Ten Months ended December 29, 2001	High	Low

First quarter ended June 2, 2001	$22.00	$10.61
Second quarter ended September 1, 2001	24.38	8.50
Third quarter ended September 30, 2001	10.27	4.90
Fourth quarter ended December 29, 2001	$11.91	$5.90

Year ended March 3, 2001	High	Low

First quarter ended June 3, 2000	$52.75	$17.50
Second quarter ended September 2, 2000	37.50	20.19
Third quarter ended December 2, 2000	37.44	15.00
Fourth quarter ended March 3, 2001	$23.25	$11.25

      As of October 31, 2002, we had approximately 2,500 stockholders of record. We have not paid dividends on our common stock, and we anticipate we will continue to reinvest earnings to finance future growth. On October 31, 2002, our common stock traded at a high of $1.25 per share and a low of $1.15 per share.

      Our stock price history prior to August 6, 2001 reflects our value including Riverstone Networks, Inc. Riverstone made an initial public offering of its common stock in February 2001, and we distributed Riverstone’s common stock to our stockholders on August 6, 2001. The price per share of our common stock dropped $7.00 from the market close of $20.75 on the day prior to our distribution of our Riverstone shares to $13.75 at the opening trade on the day immediately following our distribution of Riverstone shares.

Item 6.	Selected Consolidated Financial Data

      The following table sets forth selected consolidated financial data for the ten-month transition period ended December 29, 2001 and the fiscal years ended March 3, 2001, February 29, 2000, and February 28, 1999 and 1998, which has been derived from our Consolidated Financial Statements. For a detailed analysis of the ten months ended December 29, 2001 and the fiscal years ended March 3, 2001 and February 29, 2000, please refer to “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8 — Consolidated Financial Statements and Supplementary Financial Data.”

	Ten Months	Year Ended
	Ended
	December 29,	March 3,	February 29,	February 28,	February 28,
	2001	2001(1)	2000	1999(2)	1998(2)

(In thousands, except per share data)		(Restated)
Consolidated statements of operations data:
Net revenue:
Enterasys segment	$415,263	$714,003	$642,540	$637,895	$527,309
Other segment	—	69,702	712,462	740,838	746,147

Total net revenue	$415,263	783,705	1,355,002	1,378,733	1,273,456

Gross margin	36,764	337,203	594,975	587,957	628,929
Research and development	76,471	81,723	131,852	158,819	136,602
Selling, general and administrative	277,330	329,906	346,199	378,430	344,578
Amortization of intangible assets	32,366	23,176	28,952	27,978	1,565
Stock-based compensation	30,572	1,442	—	—	—
Special charges	47,168	63,187	21,096	84,505	234,285
Impairment of intangible assets	104,147	14,104	12,318	—	—

Income (loss) from operations	(531,290)	(176,335)	54,558	(61,775)	(88,101)
Interest income, net	17,672	29,981	18,614	15,203	18,619
Other income (expense), net	(41,209)	(557,355)	746,282	92	(25)

Income (loss) from continuing operations before income taxes and cumulative effect of a change in accounting principle	(554,827)	(703,709)	819,454	(46,480)	(69,507)
Income tax expense (benefit)	60,242	(98,187)	317,185	(2,659)	(35,459)

Income (loss) from continuing operations before cumulative effect of a change in accounting principle	$(615,069)	$(605,522)	$502,269	$(43,821)	$(34,048)

Income (loss) from continuing operations available to common shareholders per common share:
Basic	$(3.24)	$(3.40)	$2.83	$(0.26)	$(0.22)

Diluted	$(3.24)	$(3.40)	$2.66	$(0.26)	$(0.22)

	December 29,	March 3,	February 29,	February 28,	February 28,
	2001	2001	2000	1999(1)	1998(1)

(In thousands)		(Restated)
Consolidated balance sheet data:
Working capital	$134,324	$848,179	$469,364	$365,669	$568,586
Total assets	$716,722	$1,733,514	$3,121,705	$1,517,778	$1,644,283
Redeemable convertible preferred stock	$61,789	$109,589	$—	$—	$—
Stockholders’ equity	$329,704	$1,214,319	$2,147,439	$1,058,932	$1,050,385

(1)	Restated. See Note 2 to the consolidated financial statements included in Item 8 of this transition report on Form 10-K.

(2)	Results for the fiscal years ended February 28, 1998 and 1999 have been restated to appropriately reflect the deferral from fiscal 1998 to fiscal 1999 of $35.0 million of revenue associated with products sold to a channel partner. This deferral reduced fiscal 1998 income from continuing operations before cumulative effect of a change in accounting principle by $15.5 million, or $0.10 per share, and increased fiscal 1999 earnings by a similar amount.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      You should read the following discussion in conjunction with the section below titled “Cautionary Statements,” our Consolidated Financial Statements and related Notes, and other financial information appearing elsewhere in this transition report on Form 10-K. Our current fiscal period consists of the ten-month transition period from March 4, 2001 through December 29, 2001 which we refer to as “transition 2001” throughout this Item 7. For fiscal years prior to this period, our fiscal year ended on the Saturday closest to last calendar day of February in each year. We refer to the twelve-month periods ended March 3, 2001 and February 29, 2000 as “fiscal 2001” and “fiscal 2000,” respectively throughout this Item 7.

Overview

      We design, develop, market and support comprehensive networking solutions focusing on the network security, availability and mobility needs of enterprises. Our solutions empower customers to use their internal networks and the Internet to facilitate the exchange of information, increase productivity and reduce operating costs. Using our products, customers make information, applications and services readily available and customized to the needs of their employees, customers, suppliers, business partners and other network users. Our significant installed base of customers consists of commercial enterprises; governmental entities; healthcare, educational, financial and non-profit institutions; and other organizations.

      In February 2000, Cabletron Systems, Inc. (“Cabletron”), as part of an effort to improve strategic focus and better capitalize on market opportunities, transferred substantially all of its operating assets and liabilities to four operating subsidiaries as part of a plan to make each of the subsidiaries independent. These subsidiaries were Enterasys Networks, Inc. (“Enterasys Subsidiary”), Riverstone Networks, Inc. (“Riverstone”), Aprisma Management Technologies, Inc. (“Aprisma”), and GlobalNetwork Technology Services, Inc. (“GNTS”). Each of these subsidiaries had its own management team and board of directors. In July 2001, the operations of GNTS were discontinued through the acquisition of a portion of GNTS by a third party, the assumption of certain contracts and employees of GNTS by Enterasys Subsidiary and Aprisma, and the discontinuance of the remaining business operations of GNTS. Following the initial public offering of a portion of Riverstone’s common stock in February 2001, Cabletron distributed its holdings of Riverstone’s common stock to Cabletron’s stockholders in a spin-off transaction on August 6, 2001. Also on August 6, 2001, Enterasys Subsidiary was merged with and into Cabletron and the name of the surviving corporation was changed to “Enterasys Networks, Inc.” On August 9, 2002, we completed the sale of Aprisma to a third party.

SEC Investigation and Internal Review of Accounting Practices

      On January 31, 2002, we discovered that a previously recognized $4.0 million sale in our Asia Pacific region did not qualify for revenue recognition during the period in which we had originally reported the revenue. Also on January 31, 2002, we learned that the SEC had opened a formal order of investigation into our and our affiliate’s financial accounting and reporting practices. In response to these developments, our Board of Directors formed a Special Committee to conduct an internal review into our financial accounting and reporting practices for the fiscal year ended March 3, 2001 and the ten-month transition period ended December 29, 2001. The Special Committee appointed the law firm of Ropes & Gray to conduct the internal review, and Ropes & Gray hired the forensic accounting group of Deloitte & Touche LLP to assist with the internal review. We have incurred costs of approximately $16.2 million related to the internal review through October 2002. The Special Committee has completed the internal review and we have restated our financial statements for the fiscal year ended March 3, 2001, the fiscal quarters within that fiscal year, and the first three fiscal quarters within the ten-month transition period ended December 29, 2001 to reflect the results of the internal review.

      Since the identification of the matters leading to the internal review, and in some cases in response to issues identified in the course of the internal review, we have taken a variety of remedial and other actions intended to improve our policies, procedures and controls as discussed below, and as discussed in more detail in “Item 14 — Controls and Procedures.”

      We hired new management in most senior finance and operations capacities and bolstered our finance staff in several key areas. We have also added an internal audit director who reports directly to the Audit Committee of our Board of Directors as well as to our Chief Financial Officer. We are in the process of training our employees on improved financial and accounting policies, procedures and controls. For example, we have revised our revenue recognition policy, and have distributed it to and discussed it with our sales and finance personnel. We are also in the process of updating our code of conduct, which we will distribute and emphasize to all employees. We are also developing a formal acknowledgement procedure whereby employees will be periodically asked to certify their familiarity and compliance with our code of conduct and various other policies and procedures relevant to them.

      The individuals identified as having participated in, or who reasonably should have known about conduct contrary to our internal policies, have left our organization, have been terminated or have otherwise been disciplined. We have established and publicized among our employees a “zero tolerance” policy for employees who engage in unethical or inappropriate business conduct. We have met with managers throughout our organization to emphasize this zero tolerance policy. To assist us in identifying any violations in the future, we have established and publicized to all personnel an employee help line, which employees are able to use for the confidential, anonymous submission of concerns regarding questionable accounting or auditing matters.

      The principal adjustments to restate the financial statements for the fiscal year ended March 3, 2001, the fiscal quarters within that fiscal year, and the first three quarters within the ten-month transition period ended December 29, 2001 are discussed in Notes 2 and 30 to our Consolidated Financial Statements included in Item 8 to this transition report on Form 10-K.

      Fiscal Year Changes. In September 2001, we amended our by-laws to change our fiscal year-end from the Saturday closest to the last day in February of each year to the Saturday closest to the last day in December of each year. This transition report on Form 10-K relates to the ten-month transition period ended December 29, 2001 and our results of operations for this period only include the ten-month period from March 4, 2001 to December 29, 2001. Fiscal 2000 and 2001 each include twelve-months of operations.

      We have not included a comparable ten-month period for the period March 1, 2000 to December 30, 2000 because it was impracticable to do so given certain inherent limitations in our interim monthly closing process and the complexity of the restatement of our fiscal 2001 financial statements.

      Segment Reporting. As a result of our decision to discontinue or dispose of the operations of Riverstone, GNTS and Aprisma, during transition 2001 we operated our business as two segments. Our “Enterasys Segment” is in the business of developing, selling and servicing standards-based networking solutions using a switched Ethernet platform. We also include maintenance services relating both to our standards-based and to our non-standards-based products in our Enterasys Segment. We currently derive all of our revenue from these products and related services. In prior years, we also developed and sold non-standards-based solutions. Over time, these solutions proved unsuitable for the evolving networking requirements of enterprise customers. As a result, the focus of our business shifted to our switched Ethernet platform products. Beginning in fiscal 2000, we started reducing our marketing and research and development efforts relating to our non-standards-based products and sold the remaining assets related to these products in September 2000. Our “Other Segment” includes the revenue and cost of revenue relating to non-standards-based products. We do not anticipate that our Other Segment will generate any future revenue or expense.

Application of Critical Accounting Policies

      Our significant accounting policies are described in Note 3 to the consolidated financial statements included in Item 8 of this transition report on Form 10-K. The preparation of our consolidated financial statements in accordance with generally accepted accounting principles requires estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period reported. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. We base estimates and judgments on historical experience, market and industry trends, and other factors that we believe are reasonable under the circumstances. Actual results may differ materially from these estimates. We believe the following critical accounting policies impact our judgments and estimates used in the preparation of our consolidated financial statements.

      Revenue Recognition. Our revenue is comprised of product revenue, which includes revenue from sales of our switches and routers, other network equipment and software, and services revenue, which includes revenue from maintenance, installation and system integration services. Revenue from service obligations under maintenance contracts is deferred and recognized on a straight-line basis over the contractual period, which is typically 12 months. We generally recognize product revenue from our end-user and reseller customers at the time of shipment, provided that persuasive evidence of an arrangement exists, the price is fixed or determinable and collectibility of sales proceeds is reasonably assured. When significant obligations remain after products are delivered, such as integration or customer acceptance, revenue and related costs are deferred until such obligations are fulfilled.

      We provide an allowance for sales returns based on historical returns, return policies and contractual product return rights granted to our customers. The allowance has been reflected as a reduction to revenue in the consolidated statement of operations. If the data used by us to calculate the estimated sales returns and allowances does not properly reflect future returns, these estimates would have to be modified, thus impacting revenue recognized in future periods. Beginning in September 2001, we determined that we could no longer estimate the amount of future product returns from certain stocking distributors located in the United States and Europe. We now recognize revenue from these distributors when they ship our product to their customers. Beginning in fiscal 2001, we began recording revenue from certain distributors and resellers located in Asia Pacific and Latin America on a cash basis due to existing practices related to distribution/ reseller arrangements.

      In the past we sold products and services to customers in exchange for minority investments, consisting of debt or equity securities, accounted for under the cost method of accounting. In some instances, we issued product credits, or the right to purchase products which, when used, were exchanged for debt or equity securities by the investee company, and in other cases, we invested cash that was then used by the investee company to purchase products from us. The amount of revenue that we recognized in connection with minority investments was based upon the nature of the transaction and fair value of the debt or equity instrument received.

      Allowance for Doubtful Accounts. We estimate the collectibility of our accounts receivable and the amount of bad debts that may be incurred in the future. We analyze specific customer accounts, historical experience, customer concentrations, credit ratings and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.

      Reserve for Excess and Obsolete Inventory. Inventory purchases and commitments are based upon future demand forecasts. Reserves for excess and obsolete inventory are established to account for the differences between our forecasted demand and the amount of purchased and committed inventory. We have experienced significant variances between the amount of inventory purchased and contractually committed to and our demand forecasts, resulting in material excess and obsolete inventory charges.

      Valuation of Long-lived Assets. Long-lived assets are comprised of intangible assets and property, plant and equipment. We assess the impairment of identifiable intangibles, fixed assets and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. When we determine that the carrying value of intangibles, fixed assets and related goodwill may not be recoverable, we measure any impairment by the amount by which the carrying value of the long-lived asset or goodwill exceeds the related fair value. Estimated fair-value is generally based on projected discounted cash flows using a discount rate determined by management to be commensurate with the risk inherent in the underlying asset in question. In certain cases, we obtain an independent valuation of intangible assets to support the amount of our proposed impairment charge.

      Valuation of Investments. Investments are comprised of privately held corporate debt and equity securities and in limited cases, common stock in thinly traded publicly held companies. We review these investments for potential impairments by monitoring significant declines in the investee’s stock price in new rounds of financing, market capitalization relative to book value, bankruptcy or insolvency and deterioration in the financial condition or results of operations.

      Restructuring Reserves. We have recorded restructuring charges in connection with our plans to reduce the cost structure of our business. These restructuring charges, which reflect management’s commitment to a termination or exit plan that will be completed within twelve months, are based on estimates of the expected costs associated with fixed asset valuation allowances, severance benefits and facility exit costs. If the actual cost incurred exceeds the estimated cost, an additional charge to earnings will result. If the actual cost is less than the estimated cost, a reduction to special charges will be recognized.

      Deferred Tax Valuation Allowance. We estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we increase or decrease our income tax provision in our statement of operations. If any of our estimates of our prior period taxable income or loss prove to be incorrect, material differences could impact the amount and timing of income tax benefits or payments for any period.

      Summary of Critical Estimates Included in Our Consolidated Results of Operations. The following table summarizes the impact on our results of operations arising from our critical accounting estimates:

	Transition 2001	Fiscal 2001	Fiscal 2000

	(Restated)

	(In millions)
Provision for doubtful accounts	$12.5	$17.8	$14.4
Provision for excess and obsolete inventory	72.9	44.7	10.2
Impairment of intangible assets	104.1	14.1	12.3
Impairment of investments	65.9	17.2	—
Restructuring charges	22.7	24.3	21.1
Deferred tax asset valuation provision	260.0	173.2	3.7

Total	$538.1	$291.3	$61.7

Results of Operations

      The table below sets forth the principal line items from our consolidated statement of operations, each expressed as percentages of net revenue for transition 2001, fiscal 2001 and fiscal 2000.

	Transition 2001	Fiscal 2001	Fiscal 2000

	(Restated)
Net revenue	100.0%	100.0%	100.0%
Cost of revenue	91.1	57.0	56.1

Gross margin	8.9	43.0	43.9
Research and development	18.4	10.4	9.7
Selling, general and administrative	66.8	42.1	25.5
Amortization of intangible assets	7.8	2.9	2.1
Stock-based compensation	7.4	0.2	—
Special charges	11.4	8.1	1.6
Impairment of intangible assets	25.1	1.8	1.0

Income (loss) from operations	(128.0)	(22.5)	4.0
Interest income, net	4.3	3.8	1.4
Other income (expense), net	(9.9)	(71.1)	55.1

Income (loss) from continuing operations before income taxes and cumulative effect of a change in accounting principle	(133.6)	(89.8)	60.5
Income tax expense (benefit)	14.5	(12.5)	23.4

Income (loss) from continuing operations before cumulative effect of a change in accounting principle	(148.1)	(77.3)	37.1
Discontinued operations:
Operating loss (net of tax benefit)	(14.2)	(9.7)	(2.8)
Loss on disposal	(10.3)	—	—

Loss from discontinued operations	(24.5)	(9.7)	(2.8)
Cumulative effect of a change in accounting principle (net of tax expense)	3.0	—	—

Net income (loss)	(169.6)%	(87.0)%	34.3%

Comparison of Transition 2001 with Fiscal 2001

      As a result of the change in our fiscal year in September 2001, transition 2001 consists only of ten months while fiscal 2001 consists of twelve months. Accordingly, transition 2001 and fiscal 2001 results of operations and cash flows are not comparable. Separately, as noted above, fiscal 2001 and 2000 have been adjusted to reflect the reclassification of Riverstone, Aprisma and GNTS as discontinued operations. Fiscal 2001 has also been restated for the adjustments described above in this Item 7 under the heading “SEC Investigation and Internal Review of Accounting Practices” and in more detail in Notes 2 and 30 to our consolidated financial statements included below in Item 8. The discussion contained in this Item 7 has updated for the restatement. The amounts shown for cost of revenue, research and development expense, and selling, general and administrative expense below exclude stock-based compensation, which has been reported on a separate line in the consolidated statements of operations included in Item 8.

Transition 2001 Overview

      We incurred a significant net loss in transition 2001 due primarily to the following factors:

•	significantly lower sales volume;

•	reduced gross margins due to discounting and other incentive programs associated with our increased use of distributors and channel partners;

•	our cost structure, which was not aligned with our revenue base;

•	costs associated with our separation from our former operating subsidiaries;

•	significant charges for asset impairments, excess and obsolete inventory, doubtful accounts and deferred taxes;

•	costs related to our investment activities; and

•	losses associated with discontinued operations.

      A more detailed discussion of the individual components of our consolidated results of operations follows.

Net Revenue

      We manage our sales and marketing based on four geographic regions: the United States and Canada (“North America”); Europe, the Middle East and Africa (“EMEA”); Asia and Australia (“Asia Pacific”); and South America, Mexico and the Caribbean (“Latin America”). Net revenue includes product and services revenue for each region and is summarized in the following table:

	Transition 2001		Fiscal 2001

	Revenue	Percent	Revenue	Percent

(Amounts in millions)
			(Restated)
North America	$209.0	50.3%	$415.1	53.0%
EMEA	139.5	33.6	214.6	27.4
Asia Pacific	44.9	10.8	87.4	11.1
Latin America	21.9	5.3	66.6	8.5

Total net revenue	$415.3	100.0%	$783.7	100.0%

      Our segment revenue is summarized in the following table:

	Transition 2001	Fiscal 2001

(In millions)		(Restated)
Enterasys segment	$415.3	$714.0
Other segment	—	69.7

Total net revenue	$415.3	$783.7

      Net revenue declined by $368.4 million, or 47%, from $783.7 million in fiscal 2001 to $415.3 million in transition 2001. Services revenue decreased by $38.3 million, or 22%, from $174.9 million in fiscal 2001 to $136.6 million in transition 2001. Transition 2001 included only ten months of operations compared with twelve months in fiscal 2001, which accounted for approximately $11 million of the decline based on average monthly services revenue for transition 2001. Lower product sales, which typically include associated maintenance, is the principal reason for the remaining decrease.

      Product revenue decreased by $330.2 million, or 54%, from $608.8 million in fiscal 2001 to $278.7 million in transition 2001 due primarily to the following factors:

•	Transition 2001 included only ten months of operations compared with twelve months in fiscal 2001, due to the change in our fiscal year. Based on average monthly product revenue for transition 2001, approximately $125 million of the decrease may be attributable to the shorter fiscal period.

•	We eliminated non-standards-based products from our product portfolio, resulting in a decline of approximately $70 million.

•	As a result of a change in accounting made in the third quarter of transition 2001, we began recognizing revenue when product was shipped by North American and EMEA distributors to their customers. Approximately $69 million of inventory held by these distributors at December 29, 2001 was not recorded as revenue in transition 2001 as the products had not yet been shipped to their customers. In contrast, in fiscal 2001 we recognized revenue from these distributors when we shipped product to them, subject to provisions for returns.

•	Increased use of and higher levels of pricing incentives associated with distributors and other channel partners.

•	The remaining decline in revenue was attributable to a variety of factors, including an industry-wide slowdown; and lengthening sales cycles, particularly in the fourth quarter of transition 2001.

      During the first nine months of fiscal 2002, the market for telecommunications and networking equipment and solutions was challenging. In addition, we faced some unique challenges given the lack of availability of our detailed current financial information. Our revenue declined from $143.7 million in the fourth quarter of transition 2001 to an estimated $120 million in the first quarter of fiscal 2002. We estimate that revenue in each of the second and third quarters of fiscal 2002 was stable compared with the first quarter of fiscal 2002. We were favorably impacted by the stability of our services revenue during these periods. We believe that our future revenue will generally fluctuate with overall changes in the markets that we currently serve. Our future revenue will be affected by the nature and timing of new product introductions by our competitors and us, as well as other competitive factors.

Gross Margin

      Total gross margin declined from $337.2 million, or 43% of revenue, in fiscal 2001 to $36.8 million, or 9% of revenue, in transition 2001. Service gross margin declined by $29.9 million from $118.9 million in fiscal 2001 to $89.0 million in transition year 2001, due primarily to the shorter transition year. Service gross margin as a percent of service revenue remained relatively constant.

      Product gross margins declined from $218.3 million, or 36% of product revenue, in fiscal 2001, to a negative $52.3 million, or negative 19% of product revenue, in transition 2001, due primarily to the following factors:

•	A $330.2 million decline in product revenue, which accounts for approximately $118 million of the margin decrease, assuming constant fiscal 2001 margin.

•	An increase in excess and obsolete inventory charges of $28.2 million, due primarily to lower than forecasted sales volume. In addition, we incurred approximately $3 million in penalties to our contract manufacturers related to reducing production levels below minimum contractual requirements.

•	An increase in business development funding to distributors and channel partners, including funding for training, cooperative advertising and other special programs, of approximately $20 million.

•	An increase in the use of stocking distributors and other indirect channel partners, the sales to which inherently carry lower margins than direct sales. In addition, we granted significant pricing concessions to these partners during the transition year.

•	An increase in the levels of product rotations and returns, including associated handling and evaluation costs.

•	Our cost structure, which was designed to support a higher revenue base than we achieved.

      During the first nine months of fiscal 2002 we have sought to mitigate the factors contributing to depressed product gross margins in transition 2001. Specifically, we have reduced the level of business development funding and pricing concessions granted to distributors and channel partners, taken actions to better align our cost structure with our present sales volume, and focused on lowering standard product costs. We are restructuring our supply chain management organization, with the goal of reducing excess and obsolete inventory costs and improving the efficiency of sourcing and delivery of product to our customers. We anticipate these initiatives will improve gross margin to historical ranges in the first three fiscal quarters of fiscal 2002.

     Operating Expenses

      Research and development expenses declined by $5.2 million from $81.7 million in fiscal 2001 to $76.5 million in transition 2001 due primarily to the fact that transition 2001 included only ten months of operations compared with twelve months in fiscal 2001, offset by increased spending in transition 2001. Based on average monthly spending during transition 2001, research and development spending for the full year would have exceeded fiscal 2001 by approximately $10 million, or an increase of 12.3%, due primarily to sustained investments in new product development initiatives. Research and development spending in fiscal 2002 is expected to remain consistent with spending levels during transition 2001.

      Selling, general and administrative expenses (“SG&A”) declined by $52.6 million from $329.9 million in fiscal 2001 to $277.3 million in transition 2001, due primarily to the fact that transition 2001 included only ten months of operations compared with twelve months in fiscal 2001 and headcount reductions implemented in connection with the Cabletron transformation, offset by $17.4 million of net expense associated with lease guarantee payments. In 2002, we implemented and expect to continue to implement cost improvement initiatives to better align our cost structure with our revenue base. However, we expect SG&A expenses will be adversely impacted by the increase in professional services fees incurred in connection with the SEC investigation, our internal review and associated stockholder litigation.

      Amortization of intangibles increased by $9.2 million from $23.2 million in fiscal 2001 to $32.4 million in transition 2001, due primarily to the fact that transition 2001 included ten months of Indus River Networks intangible assets amortization as compared with one month of such amortization in fiscal 2001. As a result of the impairment charge relating to the acquired goodwill of Indus River Networks recorded in the fourth quarter of transition 2001 and implementation of new accounting rules concerning acquired goodwill in 2002, amortization of intangibles is expected to decline significantly in 2002.

      Stock-based compensation in transition 2001 was $30.6 million and related to the granting of options to purchase shares of the Enterasys Subsidiary primarily to employees of Cabletron of $1.9 million and the acceleration of vesting of previously granted options to purchase our common stock to our employees of $24.5 million. We recorded stock-based compensation in transition 2001 and fiscal 2001 of $4.2 million and $1.4 million, respectively, related to stock and stock options issued in connection with the acquisition of Network Security Wizards and Indus River Networks that were contingent upon continued employment of key employees.

      Special charges consisted of the following:

	Transition 2001	Fiscal 2001

(In millions)		(restated)
In-process research and development related to acquisition	$—	$25.6
Transformation charges	24.5	13.3
Restructuring charges	22.7	24.3

Total special charges	$47.2	$63.2

      In the second quarter of transition 2001, we recorded special charges of $24.5 million related to the transformation of Cabletron’s business. We incurred $13.3 million of similar expense in fiscal 2001. The transformation-related charges include investment banking, legal and accounting fees related to the establishment of the Enterasys Subsidiary, Riverstone, Aprisma and GNTS as independent, stand-alone entities.

      Also during the second quarter of transition 2001, we recorded restructuring charges of $10.3 million to reduce our expense structure. These charges reflected the write-down of a vacant office building in Rochester, NH to its estimated fair value of $1.5 million, exit costs associated with the planned closure of eight sales offices worldwide and executive severance costs. The exit costs that we incurred related primarily to long-term lease commitments which will be paid out over several years. In the fourth quarter of transition 2001, we recorded a restructuring charge of $12.4 million for employee severance costs associated with the reduction of approximately 400 individuals from our global workforce. The reduction in the global workforce involved principally sales, engineering and administrative personnel and has also included targeted reductions impacting most functions within the organization.

      In fiscal 2001, we recorded net restructuring charges of $24.3 million. These charges reflected the expected sale of an office building in Rochester, NH, exit costs associated with the planned closure of 20 sales offices worldwide, the write-off of certain assets that were not required subsequent to the Cabletron transformation and the planned reduction of approximately 570 individuals from our global workforce. The reduction in the global workforce involved principally sales, engineering and administrative personnel and has also included targeted reductions impacting most functions within the organization. The exit costs that we incurred related primarily to long-term lease commitments.

      On January 31, 2001, we acquired Indus River Networks, a designer and marketer of virtual private networks for enterprise-class customers. In connection with the acquisition, approximately $25.6 million of the purchase price was allocated to in-process research development and recorded in special charges for fiscal 2001.

      Impairment of intangible assets reflects a charge of $104.1 million in the fourth quarter of transition 2001 relating to goodwill recorded in connection with our acquisition of Indus River Networks. This impairment was primarily due to the complex, proprietary nature of the Indus River VPN architecture, which had to be substantially redesigned in order to conform with emerging industry standards and market expectations; the introduction of new, low cost VPN products and technologies by a leading provider of network security products who captured a market leadership position in 2001; and abandonment of our development efforts in conjunction with a significant reduction in the acquired workforce in the fourth quarter of transition 2001. These factors led to significantly lower projections for future sales of products using the Indus River VPN architecture.

Loss from Operations

      Loss from operations increased from $176.3 million in fiscal 2001 to $531.3 million in transition 2001 due to the factors discussed above. Loss from operations in transition 2001 included several significant costs, including the Indus River impairment, excess and obsolete inventory charges, stock-based compensation expense, Cabletron transformation costs, and restructuring charges. While we may incur some of these costs in fiscal 2002, we expect that they will be significantly lower than in transition 2001.

In addition, in fiscal 2002 we implemented cost reduction programs, reduced the level of pricing incentives and market development funding granted to our distributors and channel partners, revised sales force compensation programs, improved inventory management procedures and controls, developed additional relationships with value-added resellers and systems integrators to increase sales and market coverage, and adopted other initiatives designed to reduce our loss from operations. However, we expect to incur significant operating losses in 2002 due to continued weakness in the markets that we serve, expenses associated with initiatives to align our cost structure with our revenue base, and costs associated with the SEC investigation and internal review. We expect our fiscal 2002 operating losses will be substantially lower than our transition 2001 operating losses.

Interest Income

      Interest income declined from $30.0 million in fiscal 2001 to $17.7 million in transition 2001 due to lower cash, cash equivalents and marketable securities balances and lower interest rates. Interest income is expected to further decline in fiscal 2002 due primarily to lower average cash balances and lower interest rates.

Other Income (Expense), Net

      The following schedule reflects the components of other income (expense), net.

	Transition 2001	Fiscal 2001

(In millions)		(Restated)
Impairment of investments	$(65.9)	$(17.2)
Loss on exchange of product for investments	(17.1)	(13.0)
Transactions related to Flowpoint and Efficient:
Recognition of deferred gain on Efficient investment	46.8	30.4
Other than temporary decline of Efficient investment	—	(376.5)
Other than temporary decline in available for sale securities, excluding Efficient investment	(1.7)	(18.1)
Loss on sale of DNPG division	—	(143.1)
Write-down of note receivable	(6.1)	—
Unrealized gain on Riverstone stock derivative	4.0	—
Net gain (loss) on sale of available for sale securities	4.1	(21.4)
Other	(5.3)	1.5

Total other income (expense)	$(41.2)	$(557.4)

      We recorded, in other income (expense), net impairments of investments of $65.9 million for transition 2001, and $17.2 million for fiscal 2001. These impairments of value are based on investee-specific events including declines in the investees’ stock price in new rounds of financing, market capitalization relative to book value, deteriorating financial condition or results of operations and bankruptcy or insolvency.

      We entered into a number of transactions in which we made an investment in a customer in exchange for cash and/or our products and services. In certain of these transactions we recorded the difference between the cost of the consideration given and the fair value of the investment received as other expense. These transactions resulted in other expense of $17.1 for transition 2001 and $13.0 million for fiscal 2001.

      During fiscal 2001, we sold 1.0 million shares of Efficient common stock for net proceeds of approximately $46.6 million and recognized approximately $30.4 million of deferred gain to other income. Also during fiscal 2001, we wrote call options to sell 2.0 million shares of Efficient at a weighted average price of $62.50 and received premiums of approximately $14.0 million which were recorded as a deferred gain. At March 3, 2001, we determined that in accordance with SFAS No. 115, the Efficient shares, classified as available-for-sale securities, had experienced an other-than-temporary decline in value. We recognized a reduction in value of the Efficient investment of $487.9 million based on the expected realizable value of approximately $23.50 per share. There was an associated reduction in the deferred gain of $111.4 million, which resulted in other expense of $376.5 million during fiscal 2001.

      During transition 2001, we sold 2.0 million shares of Efficient common stock and tendered our remaining 8.5 million shares for proceeds of $242.7 million in connection with a tender offer to acquire the outstanding shares of Efficient common stock made by Siemens A.G. In connection with these transactions, we recognized the remaining deferred gain of $46.8 million to other income. Additionally, the outstanding call options discussed above expired between March 30, 2001 and December 4, 2001 and we recognized the previously recorded deferred gain of $14.0 million, net of the related transaction costs of $1.3 million as a cumulative effect of a change in accounting principle during transition 2001.

      During fiscal 2001, we completed the sale of our DNPG division and certain legacy product lines. The sale included certain inventory, accounts receivable, net fixed assets and related intangible assets, resulting in a loss on sale included in other expense of $143.1 million.

Income Tax Expense (Benefit)

      We incurred income tax expense of $60.2 million in transition 2001 due primarily to the increase in the deferred tax asset valuation reserve of $82.3 million, partially offset by a reduction in current tax liabilities of $22.0 million. In addition, we did not record any income tax benefit relating to losses incurred in the period because expected income from operations and gains did not materialize in transition 2001. In fiscal 2001, we recorded an income tax benefit of $98.2 million which was a result of the losses incurred in that period, partially offset by a non-deductible in-process research and development charge of $25.6 million and an increase in the deferred tax asset valuation allowance of $157.4 million.

      In January 2002, a tax law change was enacted whereby the allowable period to carry back net operating losses was increased from three to five years. As a result, we received approximately $102 million of federal income tax refunds relating to tax losses incurred in fiscal and transition 2001. In addition, we have approximately $110 million of prior period taxable income available to offset potential losses in fiscal 2002, the use of which is expected to generate up to approximately $30 million of federal income tax refunds in 2002.

Loss from Discontinued Operations

      In transition 2001 we incurred $59.1 million of operating losses from discontinued operations compared with $76.3 million in fiscal 2001, principally as a result of transition 2001 being two months shorter than fiscal 2001, and the fact that Riverstone and GNTS were only a part of us for a portion of transition 2001. In addition, we incurred a loss on disposition in transition 2001 of $42.8 million relating to the shutdown and sale of GNTS and the sale of Aprisma.

Comparison of Fiscal Year 2001 with Fiscal Year 2000

Net Revenue

      Net revenue declined from $1,355.0 million in fiscal 2000 to $783.7 million in fiscal 2001 due primarily to a $642.8 million decrease in sales of non-standards-based-products. Offsetting this decrease, Enterasys segment revenues increased 11% from $642.5 million in fiscal 2000 to $714.0 million in fiscal 2001 due to increased demand for our products and increased product held by distributors at March 3, 2001 compared with February 29, 2000 as a result of our shift to a more indirect sales model during the second half of fiscal 2001.

Gross Margin

      Gross margin decreased $257.8 million, or 43.3%, to $337.2 million in the fiscal 2001, compared with $595.0 million in fiscal 2000 as a result of lower sales volume. As a percentage of net revenue, gross margin declined from 43.9% in fiscal 2000 to 43.0%, in fiscal 2001.

Operating Expenses

      Research and development expenses decreased $50.1 million, or 38%, to $81.7 million in fiscal 2001, compared with $131.9 million in fiscal 2000. The decrease in research and development expenses was due to our elimination of research and development projects associated with non-standards-based products.

      SG&A decreased $16.3 million, or 5%, to $329.9 million in fiscal 2001, compared with $346.2 million in the year ended February 29, 2000, reflecting the impact of restructuring activities undertaken during fiscal 2001. As a percentage of net revenue, SG&A expenses increased to 42.1% in fiscal year 2001 from 25.5% in fiscal 2000 as a result of lower revenue.

      Amortization of intangible assets expense decreased $5.8 million, or 20.0%, to $23.2 million in fiscal 2001, compared with $29.0 million in fiscal 2000. The decrease in amortization expense was primarily a result of the divestiture of DNPG, partially offset by amortization that resulted from the acquisition of Indus River Networks, both of which were completed during fiscal 2001.

      We incurred stock-based compensation expense of $1.4 million during fiscal 2001, compared with no stock-based compensation expense in fiscal year 2000. Our stock-based compensation expense resulted from shares of common stock issued in connection with our acquisition of Network Security Wizards and held in escrow pending satisfaction of continuing employment obligations and related to unvested stock options assumed in the acquisition of Indus River Networks.

      We incurred $63.2 million of special charges during fiscal 2001, compared with $21.1 million in the fiscal 2000. The special charges incurred during fiscal year 2001 consisted of $25.6 million of in-process research and development costs related to our acquisition of Indus River Networks, Cabletron transformation-related charges of $13.3 million and a $25.8 million charge taken in connection with a restructuring initiative, offset by a $1.5 million adjustment to the prior year restructuring. In fiscal 2000, we recorded $21.1 million of special charges which were taken for a restructuring initiative undertaken in connection with our decision to outsource our manufacturing operations.

      The impairment of intangible assets in fiscal 2001 of $14.1 million related to our decision to abandon research and development on the NetVantage-related technology and discontinued sales of NetVantage products. The impairment of intangible assets in fiscal 2000 of $12.3 million related to our decision to cease the operations of our Ariel division.

Income/Loss from Operations

      Loss from operations was $176.3 million in fiscal 2001, compared with income from operations of $54.6 million in fiscal 2000. Our results from operations were negatively impacted by eliminating sales of non-standards-based products and in-process research and development costs incurred in fiscal 2001, partially offset by lower research and development expenses.

Interest Income

      Interest income increased $11.4 million, or 61.1%, to $30.0 million in fiscal 2001, compared with $18.6 million in fiscal 2000. The increase in interest income was due to higher interest rates and higher average invested balances.

Other Income (Expense), Net

      Other expense was $557.4 million in fiscal 2001. Of this total, $17.2 million related to investment impairments, $13.0 million related to the loss on exchange of product for investments, $394.6 million related to the other than temporary decline of the Efficient investment and other available-for-sale securities, $30.4 million related to the deferred gain on the Efficient transaction described below under “Dispositions,” $21.4 million related to the loss on the sale of marketable securities, $143.1 million related to the loss on the disposal of the DNPG business and $11.5 million related to the other non-operating expenses. Net other income in fiscal 2000 was $746.3 million. Of this total, $705.1 million relates to the realized gain from the sale of our FlowPoint subsidiary, $37.2 million relates to the restructuring of our relationship with Compaq and $4.6 million relates to the sales of available-for-sale securities.

      Our effective tax benefit rate was 14.0% in fiscal 2001, compared with a tax rate of 38.7% in fiscal 2000. The tax benefit during fiscal 2001 included a $25.6 million non-deductible in-process research and development charge and $126.6 million charge for the write-down of certain deferred tax assets, which in management’s opinion are not likely to be realized. Fiscal 2000 income tax expense included a $277.0 million tax charge related to the sale of FlowPoint, a $13.3 million tax charge related to the Compaq alliance agreement, a $9.1 million tax benefit related to the amortization of purchased acquisition costs, a $8.2 million tax benefit related to the write-off of product lines and a $6.5 million tax benefit related to the manufacturing divestiture.

Discontinued Operations

      Our loss from discontinued operations increased $38.3 million to $76.3 million in fiscal 2001, compared with $38.0 million in fiscal 2000. The additional loss from discontinued operations was primarily due to increased losses related to our former Riverstone and GNTS businesses.

Business Combinations

Acquisitions

      On January 31, 2001, we acquired Indus River Networks, a designer and marketer of virtual private networks for enterprise-class customers for common and preferred stock valued at approximately $187.3 million, including direct costs of $3.2 million. In addition, we assumed certain stock options which were converted into our stock options. This acquisition was accounted for under the purchase method of accounting. Approximately $25.6 million of the purchase price was allocated to in-process research development which we recorded as a special charge of $25.6 million. We allocated the excess of cost over the estimated fair value of net assets acquired of $156.4 million to goodwill and other intangible assets and are amortizing this excess on a straight-line basis over periods of 3 – 10 years. We recorded a $104.1 million impairment charge in transition 2001 relating to the Indus River goodwill, which was based upon significantly lower projected cash flows from future sales of products using the Indus River VPN architecture.

      On September 7, 2000, we acquired Network Security Wizards, a privately held company that develops intrusion detection system technology. Under the terms of the agreement, we (i) issued 210,286 shares of our common stock to the two stockholders of Network Security Wizards, (ii) issued 157,714 shares of our common stock to be held in escrow on behalf of the two stockholders of Network Security Wizards (subject to forfeiture upon the occurrence of certain events) and (iii) granted 32,000 options to purchase our common stock in exchange for all of the issued and outstanding capital stock of Network Security Wizards.

      We recorded the cost of the acquisition at approximately $8.3 million, including direct costs of $0.3 million and accounted for this acquisition under the purchase method. The cost represents 210,286 shares of common stock at $35.00 per share and 32,000 options, valued at approximately $0.6 million. We allocated the excess of cost over the estimated fair value of the net assets acquired of $8.1 million to goodwill and have been amortizing this excess on a straight-line basis over a period of four years. The 157,714 shares of common stock that are held in escrow were recorded as unearned stock-based compensation of $5.5 million and were not included in the cost of the acquisition. The stock-based compensation will be amortized over a two-year period. Our consolidated results of operations include the operating results of Network Security Wizards from the acquisition date.

     Dispositions

      On August 9, 2002, we completed the sale of Aprisma to a third party and incurred a $1.3 loss on disposal which was accrued for in transition 2001. The sale included all of the assets and liabilities of Aprisma and all of its employees. However, we guaranteed a total of approximately $4.0 million of Aprisma’s lease obligations and related maintenance and management fees through 2012. This guarantee automatically reduces to $3.0 million on February 1, 2009, to $2.0 million on February 1, 2010 and to $1.0 million on February 1, 2011 and terminates on February 1, 2012. We are indemnified for any losses we may incur in connection with this guarantee.

      During the third quarter of transition 2001, we sold a portion of GNTS to a third party, absorbed a portion of GNTS into our operations, and discontinued the remainder of the GNTS business. We and Aprisma assumed certain contracts and employees of GNTS related to customers with whom each of us had ongoing relationships. We recognized a net loss on disposal of GNTS of $41.5 million, which included severance, office closings and asset write-offs associated with the discontinuation and sale of GNTS.

      During fiscal 2001, we completed the sale of our DNPG division and certain legacy product lines. The sale included certain inventory, accounts receivable, net fixed assets and related intangible assets, resulting in a loss on sale included in other expense of approximately $143 million.

      In December 1999, we sold our FlowPoint, Inc. subsidiary to Efficient. From March 1, 1999 through the date of the sale, FlowPoint’s net sales were approximately $34.5 million. Under the terms of the sale, we received 13.5 million shares of Efficient common stock, including 6,300 shares of Efficient convertible preferred stock that subsequently converted into 6.3 million shares of Efficient common stock, in exchange for all of the outstanding capital stock of FlowPoint. The common stock was subject to various restrictions on resale.

      The FlowPoint transaction was valued at approximately $946.2 million based upon an independent valuation of the Efficient stock, reflecting a 10% discount from the closing price of the Efficient stock on the NASDAQ as of the sale date. This resulted in a pre-tax gain of approximately $893.7 million.

      On the transaction date, we held 26.4% of the outstanding common stock of Efficient on an as-converted basis. Accordingly, we deferred 26.4% of the pre-tax gain, or $235.9 million, since through our ownership percentage of Efficient; we effectively still had a 26.4% interest in FlowPoint. Because we had irrevocably relinquished our voting rights on all but 10% of Efficient’s common stock, the Efficient stock has been classified as an available-for-sale security. As we sold the Efficient shares, this deferred gain was recognized into income in proportion to our reduction in its percentage ownership of Efficient. Our effective interest in FlowPoint at the end of transition 2001 and the 2001 and 2000 fiscal years was 0%, 17.7% and 21.1%, respectively.

      During fiscal 2001 and 2000, we sold 1.0 million and 2.0 million shares of Efficient common stock, respectively, for net proceeds of approximately $46.6 million and $135.3 million, respectively, and recognized approximately $30.4 and $47.4 million, respectively, of deferred gain to other income. Also during the fiscal year ended March 3, 2001, we wrote call options to sell 2.0 million shares of Efficient at a weighted average price of $62.50 and received premiums of approximately $14.0 million which were recorded as a deferred gain. At March 3, 2001, we determined that in accordance with SFAS No. 115, the Efficient shares, classified as available-for-sale securities, had experienced an other-than-temporary decline in value. We recognized a reduction in value of the Efficient investment of $487.9 million based on the expected realizable value of approximately $23.50 per share. There was an associated reduction in the deferred gain of $111.4 million, which resulted in other expense of $376.5 million during fiscal 2001.

      During transition 2001, we sold 2.0 million shares of Efficient common stock and tendered our remaining 8.5 million shares for proceeds of $242.7 million in connection with a tender offer to acquire the outstanding shares of Efficient common stock made by Siemens A.G. In connection with these transactions, we recognized the remaining deferred gain of $46.8 million to other income. Additionally, the outstanding call options discussed above expired between March 30, 2001 and December 4, 2001, and we recognized the previously recorded deferred gain of $14.0, net of the related transaction costs of $1.3 million, as a cumulative effect of a change in accounting principle during transition year 2001.

      On February 29, 2000, we sold our manufacturing and repair services operations located in Rochester, New Hampshire and Limerick, Ireland to Flextronics for approximately $78.6 million. Flextronics purchased, at net book value, approximately $18.1 million of our manufacturing related fixed assets including buildings, approximately $60.5 million of inventory, assumed leases on certain leased buildings and acquired 966 manufacturing-related employees. Simultaneously, we entered into an agreement with Flextronics to manufacture most of our products. Our original agreement with Flextronics ended on March 1, 2002 and has been extended on a month-to-month basis.

Liquidity and Capital Resources

      We hold our cash and cash equivalents with banking institutions and money management firms that invest primarily in highly rated short and medium term debt securities issued by the U.S. Government or its agencies. In connection with the issuance of letters of credit by several banking institutions, we have agreed to maintain specified amounts of cash, cash equivalents and marketable securities in collateral accounts controlled by those institutions. The assets totalled $27.9 million at December 29, 2001.

      A summary of liquid investments follows:

	December 29, 2001	March 3, 2001

(In millions)		(Restated)
Cash and cash equivalents	$114.8	$64.4
Marketable securities(1)	47.6	400.2
Long-term marketable securities(1)	63.9	140.8

Total liquid investments	$226.3	$605.4

(1)	Represents highly rated debt securities of the U.S. Government or its agencies that are expected to be held until maturity or are readily convertible into cash or cash equivalents. Includes Efficient common stock that was sold during transition 2001 for net proceeds of $242.7 million.

      Our total liquid investments decreased by $379.1 million during transition 2001. We realized $60.0 million of proceeds from the exercise of employee stock options and employee purchases of common stock. Offsetting these proceeds were the following uses of cash: (i) $196.5 million of net cash used in operating activities, (ii) the allocation and distribution of $182.7 million of liquid investments to Riverstone and Aprisma, of which $70 million was returned to us by Aprisma in March 2002, (iii) capital expenditures of $21.0 million, and (iv) investments of $22.8 million.

      In addition, under the terms of a previously authorized share repurchase program, we repurchased 953,201 shares of our common stock during fiscal 2001 at a total cost of $8.4 million. We have no current plans to make additional share repurchases.

      Accounts receivable, net of allowance for doubtful accounts, were $67.7 million at December 29, 2001 compared with $137.7 million at March 3, 2001. The decline in accounts receivable is due primarily to the decline in net revenue in transition 2001 and a $25.4 million reduction to the accounts receivable balance at December 29, 2001 for shipments to stocking distributors that will not be recognized as revenue until our products are sold to their customers. We anticipate that in the future our accounts receivable balance will fluctuate at approximately the same rate of change as our revenue.

      Inventories were $118.2 million at December 29, 2001, or 2.8 turns per annum, compared with $97.8 million, or 4.0 turns per annum, at March 3, 2001. The lower inventory turnover rate in transition 2001 was due to high inventory balances caused by sales forecasts and contractual purchase commitments that were higher than our actual sales. We believe that our inventory turnover rate will improve in the future as we implement better forecasting procedures and restructure arrangements with our contract manufacturers.

      Our capital expenditures in transition 2001, fiscal 2001 and fiscal 2000 were $21.0, $16.9 and $37.1 million, respectively and related primarily to information technology purchases and upgrades, equipment and software used in research and development activities, and facility-related expenditures. We anticipate that capital expenditures in 2002 will be higher than the amounts incurred during transition 2001 primarily due to fiscal 2002 being two months longer than transition 2001.

      Our liquid investments (as defined in the table above) have increased approximately $14 million during the first three quarters of fiscal 2002 as a result of approximately $89 million in net income tax refunds after payments for a prior period audit settlement and approximately $78 million received from Aprisma prior to, and in conjunction with, its sale. Offsetting these inflows were on-going losses from operations, severance costs associated with further workforce reductions, legal, accounting and additional audit fees related to the internal review of our past accounting practices, payments to contract manufacturers to purchase excess raw materials, and capital expenditures.

      We are focused on achieving cash-positive operations in the near-term and believe we have made, and will continue to make, substantial progress toward that goal. In the third quarter of fiscal 2002 our net use of cash declined to approximately $25 million, including approximately $22 million of non-recurring items.

      Based on our current liquid investment position and $30 million of estimated federal income tax refunds that we expect to receive in 2003 relating to losses expected to be incurred in 2002, we believe that we have sufficient liquid investments to fund our on-going operations and future obligations for the foreseeable future.

      The following is a summary of our significant contractual cash obligations and other commercial commitments:

		Less than	1-3	4-5	Over 5
Contractual Cash Obligations	Total	1 Year	Years	Years	Years

	(In millions)
Potential series D&E preferred stock redemption	$99.4	$—	$99.4	$—	$—
Non-cancelable lease obligations	59.9	13.6	19.1	14.1	13.1
Non-cancelable purchase commitments	56.6	56.6	—	—	—

Total contractual cash obligations	$215.9	$70.2	$118.5	$14.1	$13.1

	Total Amounts	Less than	1-3	4-5	Over 5
Other Commercial Commitments	Committed	1 Year	Years	Years	Years

	(In millions)
Aprisma lease payment guarantees	$4.0	$—	$—	$—	$4.0
Equipment lease guarantees	13.7	12.9	0.8	—	—
Letters of credit	1.2	1.2	—	—	—
Venture capital commitments	20.0	n/a	n/a	n/a	n/a

Total commercial commitments	$38.9	$14.1	$0.8	$—	$4.0

      Beginning on February 23, 2003, the holders of our Series D and E preferred stock have the right to redeem these shares for approximately $99 million in cash, less the proceeds from the sale of the approximately 1.3 million shares of Riverstone stock distributed to them in connection with our spin-off of Riverstone. We expect to engage in discussions with the preferred stockholders concerning alternatives to this potential redemption right, although there can be no assurance as to the outcome of any such discussions.

      Aprisma lease obligations of $4 million are offset by full rights of indemnification. The Aprisma lease has a remaining term of approximately nine years.

      We committed to make up to $20 million of additional capital contributions to a venture capital fund in which we already are an investor. In the event of future capital calls, we could be required to fund some or all of this commitment. If we fail to make a required contribution, then our existing investment would be significantly diluted. The fund has indicated that it does not anticipate issuing a capital call in the near future.

Recent Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations” which addresses the financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, “Business Combinations,” and SFAS No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises.” SFAS No. 141 requires that all business combinations be accounted for by the purchase method, modifies the criteria for recognizing intangible assets, and expands disclosure requirements. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. The adoption of SFAS No. 141 has not had a material impact on the consolidated financial statements.

      In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets” which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, “Intangible Assets.” SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition and after they have been initially recognized in the financial statements. SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but rather tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their useful lives. SFAS No. 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment. In addition, SFAS No. 142 expands the disclosure requirements about goodwill and other intangible assets in the years subsequent to their acquisition. SFAS No. 142 is effective for our fiscal year ending December 28, 2002. Goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the provisions of SFAS No. 142. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of SFAS No. 142 are to be reported as resulting from a change in accounting principle. Subsequent impairment losses are to be included in income from operations. Our annual impairment reviews may result in future periodic write-downs; however, the application of the non-amortization provisions of SFAS No. 142 for goodwill is expected to result in a decrease in the loss from operations of approximately $0.8 million per quarter in fiscal year 2002. We are presently assessing the impact of the new impairment rules.

      In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires recognition of asset retirement obligations as a liability rather than a contra-asset. SFAS No. 143 is effective for our fiscal year ending January 3, 2004. Any impact that adoption will have on the consolidated financial statements will be based on future transactions.

      In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which excludes from the definition of long-lived assets goodwill and other intangibles that are not amortized in accordance with SFAS No. 142. SFAS No. 144 requires long-lived assets disposed of by sale to be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 also expands the reporting of discontinued operations to include components of an entity that have been or will be disposed of rather than limiting such discontinuance to a segment of a business. SFAS No. 144 is effective for our 2002 fiscal year, and early adoption is encouraged. We do not anticipate any adjustment to the book value of its long-lived assets as a result of adopting the provisions of SFAS No. 144.

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145, among other things, rescinds SFAS No. 4, which required all gains and losses from the extinguishment of debt to be classified as an extraordinary item and amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. We do not expect this statement will have an impact on its consolidated financial statements.

      The Emerging Issues Task Force of the FASB issued EITF No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendors Products.” This EITF is effective for annual and interim financial statements beginning after December 15, 2001. EITF No. 00-25, as further defined by EITF No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” requires among other things, that payments made to resellers by us for cooperative advertising, buy-downs and similar arrangements should be classified as reductions to net sales or an increase in selling expenses, depending upon the application of the funds by the customer. We adopted this consensus in the first quarter of fiscal year 2002. If this standard had been adopted at December 29, 2001, including required retroactive application to prior periods, net revenue would have been reduced by $23.1 million for the ten month period ended December 29, 2001, $8.7 million for the fiscal years ended March 3, 2001 and $4.2 million for the fiscal year ended February 29, 2000. Cost of revenues would have been reduced by $34.1 million for the ten-month period ended December 29, 2001, $14.7 million for the fiscal years ended March 3, 2001 and $7.0 million for the fiscal year ended February 29, 2000. Selling, general and administrative expenses would have been increased by $11.1 million for the ten-month period ended December 29, 2001, $6.0 million and $2.8 million for the fiscal years ended March 3, 2001 and February 29, 2000, respectively. The above reclassification would have had no impact on net loss or loss per share.

      In July 2002 the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires companies to recognize costs associated with exit or disposal activities when a liability is incurred rather than at the date of a commitment to an exit or disposal plan.

CAUTIONARY STATEMENTS

      We may occasionally make forward-looking statements and estimates such as forecasts and projections of our future performance or statements of our plans and objectives. These forward-looking statements may be contained in, among other things, SEC filings, including this transition report on Form 10-K, and press releases made by us and in oral statements made by our officers. Actual results could differ materially from those contained in such forward-looking statements. Important factors that could cause our actual results to differ from those contained in such forward-looking statement include, among other things, the risks described below.

Risks Related to our Financial Results and Condition

The SEC investigation and our accounting restatements could materially harm our business, operating results and financial condition

      The uncertainty associated with the SEC investigation into our accounting practices and the restatement of our financial statements could seriously harm our business, financial condition and reputation. In particular, this uncertainty could harm our relationships with existing customers and impair our ability to attract new customers. Purchasing decisions by potential and existing customers have been and may continue to be postponed, we believe in part due to the SEC investigation. If potential and existing customers lose confidence in us, our competitive position in the networking industry may be seriously harmed and our revenues could decline. In addition, this uncertainty has caused significant declines in our stock price, and continued uncertainty or negative developments could cause the price of our common stock to decline further.

      Our prior announcements regarding the SEC investigation into our accounting practices and the restatement of financial results have led to several class action lawsuits alleging violations of the securities laws against us, as well as derivative actions against our Board of Directors. The restatement of our financial statements may lead to new litigation, may strengthen and expand the claims and the class period in pending litigation, and may increase the cost of defending or resolving current litigation. We expect that resolution of these lawsuits will continue to involve significant management time and attention and significant expenses for professional fees, and could lead to the payment of significant damages, any of which could materially harm our financial condition and results of operations.

      As a result of the findings of the internal review initiated by our Board of Directors, individuals identified as having participated in, or who reasonably should have known about conduct contrary to our internal policies, have left our organization, have been terminated or have otherwise been disciplined. We have also instituted new policies and procedures designed to enhance our ability to monitor and enforce our revenue recognition policies worldwide. In addition, between March and October of 2002, several of our executive officers resigned and were replaced with new management. In October 2002, our Vice President of Finance was promoted to the position of Chief Financial Officer. We also hired new managers in several senior finance and operations capacities and bolstered our finance staff in several key areas. In addition, we added an internal audit director who reports directly to the Audit Committee of our Board of Directors as well as to our Chief Financial Officer. However, our new management team has limited experience working together, and they, and our new policies and procedures, may not enable us to prevent or timely identify future accounting irregularities.

      The SEC investigation remains pending and continues to require significant management attention and resources. An adverse finding by the SEC may lead to significant fines and penalties, as well as limitations on our activities and our inability to rely on certain securities law safe harbors available to other companies. The filing of our restated financial statements to correct the discovered accounting irregularities will not necessarily resolve the pending SEC investigation into our accounting practices. The resolution of the SEC investigation could require the filing of additional restatements of our prior financial statements, and/or our restated financial statements, or require that we take other actions not presently contemplated.

Worldwide economic weakness and deteriorating market conditions have and may continue to negatively affect our business and revenues and make forecasting more difficult, which could harm our financial condition

      Our business is subject to the effects of general worldwide economic conditions, particularly in the United States and EMEA, and market conditions in the networking industry, which have been particularly unfavorable. Recent political and social turmoil, such as terrorist and military actions, may put further pressure on worldwide economic conditions. If economic or market conditions fail to improve or worsen, our business, revenues, and forecasting ability will continue to be negatively affected, which could harm our results of operations and financial condition.

      Market conditions in the networking industry have been particularly unfavorable over the past two years, as companies have been reluctant to invest in their network infrastructures in light of continued economic uncertainty. In recent quarters, our product revenues have declined as a result of reduced capital spending and a lengthened sales cycle attributable to unfavorable economic and market conditions as well as other factors. Continued economic weakness could result in increased price competition in our industry and could further reduce demand for our products, either of which could harm our revenues and reduce our gross margin.

      These unfavorable political, social and economic conditions and uncertainties also make it extremely difficult for us, our customers and our vendors to accurately forecast and plan future business activities. In particular, it is difficult for us to develop and implement strategies, forecast demand for our products, and effectively manage contract manufacturing and supply chain relationships. This reduced predictability challenges our ability to operate profitably and to grow our business.

We have a history of losses in recent years and may not operate profitably in the future

      We have experienced losses in recent years and may not achieve or sustain profitability in the future. We will need to generate higher revenues and reduce our costs to achieve and maintain consistent profitability. We may not be able to generate higher revenues or reduce our costs, and if we do achieve consistent profitability, we may not be able to sustain or increase our profitability over subsequent periods. Our revenues have been negatively affected by weaker economic conditions worldwide, which have reduced demand and increased price competition for most of our products, as well as resulted in longer selling cycles. If weaker worldwide economic conditions continue for an extended period of time, our ability to maintain and increase our revenues may be significantly limited. In addition, while we recently implemented a cost reduction plan designed to decrease our expenses, which included a significant reduction in the size of our workforce and the sale of our operating subsidiary, Aprisma, we will continue to have large fixed expenses and expect to continue to incur significant sales and marketing, product development, customer support and service and other expenses. We continue to assess whether additional cost-cutting efforts may be required. Additional cost-cutting efforts may result in the recording of additional charges, such as workforce reduction costs, facilities reduction costs, asset write downs and contractual settlements. Further, our workforce reductions may impair our ability to realize our current or future business objectives, and costs incurred in connection with our cost-cutting efforts may be higher than the estimated costs of such actions and may not lead to anticipated cost savings. As a result, our cost-cutting efforts may not result in a return to profitability.

Our quarterly operating results are likely to fluctuate, which could cause us to fail to meet quarterly operating targets and result in a decline in our stock price

      Our operating expenses are largely based on anticipated organizational size and revenue trends, and a high percentage of these expenses are, and will continue to be, fixed in the short term. As a result, if our revenue for a particular quarter is below our expectations, we will be unable to proportionately reduce our operating expenses for that quarter. Any revenue shortfall in a quarter may thus cause our financial results for that quarter to fall below the expectations of public market analysts or investors, which could cause the price of our common stock to fall. Any increase in our fixed expenses will increase the magnitude of this risk. In addition, the unpredictability of our operating results from quarter to quarter could cause our stock to trade at lower prices than it would if our results were consistent from quarter to quarter.

      Our quarterly operating results may vary significantly from quarter to quarter in the future due to a number of factors, including:

•	fluctuations in the demand for our products and services;

•	the timing and size of sales of our products or the cancellation or rescheduling of significant orders;

•	the length and variability of the sales cycle for our products;

•	the timing of implementation and product acceptance by our customers and by customers of our distribution partners;

•	the timing and success of new product introductions;

•	the timing and level of non-cash, stock-based compensation charges;

•	increases in the prices or decreases in the availability of the components we purchase;

•	price and product competition in the networking industry;

•	our ability to source and receive from third party sources appropriate product volumes and quality;

•	manufacturing lead times and our ability to maintain appropriate inventory levels;

•	the timing and level of research, development and prototype expenses;

•	the mix of products and services sold;

•	changes in the distribution channels through which we sell our products and the loss of distribution partners;

•	the uncertainties inherent in our accounting estimates and assumptions and the impact of changes in accounting principles;

•	our ability to achieve targeted cost reductions;

•	the outcome of pending securities litigation and the pending SEC investigation into our accounting practices; and

•	general economic conditions as well as those specific to the networking industry.

      Due to these and other factors, you should not rely on quarter-to-quarter comparisons of our operating results as an indicator of our future performance.

We earn a substantial portion of our revenue for each quarter in the last month of each quarter, which reduces our ability to accurately forecast our quarterly results and increases the risk that we will be unable to achieve previously forecasted results

      We have derived and expect to continue to derive a substantial portion of our revenues in the last month of each quarter, with such revenues frequently concentrated in the last two weeks of the quarter. Because we rely on the generation of a large portion of revenues at the end of the quarter, we traditionally have not been able, and in the future do not expect to be able, to predict our financial results for any quarter until very late in the quarter. Due to this end-of-quarter buying pattern, we may not achieve our financial forecasts, either because expected sales do not occur in the anticipated quarter or because they occur at lower prices or on terms that are less favorable to us than anticipated.

We may need additional capital to fund our future operations, commitments and contingencies and, if it is not available when needed, our business may be harmed

      We believe our existing working capital, cash available from operations and anticipated tax refunds will enable us to meet our working capital requirements for at least the next twelve months. Our working capital requirements and cash flows historically have been, and are expected to continue to be, subject to quarterly and yearly fluctuations, depending on such factors as capital expenditures, sales levels, collection of receivables, inventory levels, supplier terms and obligations, and other factors impacting our financial performance and condition. Also, in February 2003, the holders of our Series D and E preferred stock have the right to redeem these shares from us for cash. This redemption could require that we pay them up to $99 million in cash for their shares. Our inability to manage cash flow fluctuations resulting from these and other factors could impair our ability to fund our working capital requirements from operating cash flows and other sources of liquidity or to achieve our business objectives in a timely manner. We have not established any borrowing relationships with financial institutions and are primarily reliant on cash generated from operations to meet our cash requirements. If cash from future operations is insufficient, or if cash must be used for currently unanticipated uses, we may need to raise additional capital or reduce our expenses.

      We cannot assure you that additional capital, if required, will be available on acceptable terms, or at all. As a result of the current unfavorable market environment, as well as the SEC investigation into our accounting practices and related litigation, our ability to access the capital markets and establish borrowing relationships with financial institutions has been impaired and may continue to be impaired for the foreseeable future. If we are unable to obtain additional capital when needed or must reduce our expenses, it is likely that our product development and marketing efforts will be restricted, which would harm our ability to develop new and enhanced products, expand our distribution relationships and customer base, and establish our brand name. This could adversely impact our competitive position and cause our revenues to decline. To the extent that we raise additional capital through the sale of equity or convertible debt securities, existing stockholders may suffer dilution. Also, these securities may provide the holders with certain rights, privileges and preferences senior to those of common stockholders. If we raise additional capital through the sale of debt securities, the terms of such debt could impose restrictions on our operations.

In February 2003, the holders of our Series D and E preferred stock may require redemption of their shares for cash, which could impair our cash position, or request the conversion of their shares into shares of our common stock, which would dilute our existing stockholders

      In February 2003, the holders of our Series D and E preferred stock have the right to redeem these shares for cash. This redemption could require us to pay them up to approximately $99 million in cash for their shares less proceeds from the sale of the Riverstone shares they received in the Riverstone spin-off, which could impair our cash position. If we fail to redeem the Series D and E shares, pursuant to the terms of our Certificate of Incorporation the Series D and E Preferred stock will become convertible into a much larger number of shares of our common stock than it is currently convertible into, which would dilute the ownership interest of our existing common stockholders. Upon our failure to redeem, these shares would be convertible into approximately 80 million shares of our common stock, resulting in these holders holding 28% of our outstanding common stock, based on the closing price of our common stock of $1.21 per share and approximately 201.9 million shares outstanding on October 31, 2002. It is also possible that, as an alternative to the foregoing, we may renegotiate the terms of the Series D and E preferred stock with the holders. We cannot assure you that we will be successful in renegotiating the terms. Any renegotiations will likely result in terms less favorable to us that the current terms.

Pending and future litigation could materially harm our business, operating results and financial condition

      Several lawsuits have been filed against us and our directors in recent years, including nine shareholder class action lawsuits filed between October 24, 1997 and March 2, 1998, and, more recently, six shareholder class action lawsuits filed between February 7, 2002 and April 9, 2002, as well as shareholder derivative actions filed in the State of New Hampshire on February 22, 2002 and in the State of Delaware on April 16, 2002. We may be required to pay significant damages as a result of these lawsuits. We are and may in the future be subject to other litigation arising in the normal course of our business or in connection with the recent restatement of our financial statements.

      The uncertainty associated with these lawsuits could seriously harm our business, financial condition and reputation by, among other things, harming our relationships with existing customers and impairing our ability to attract new customers. In addition, the continued defense of these lawsuits will result in significant expense and the continued diversion of our management’s time and attention from the operation of our business, which could impede our ability to achieve our business objectives. The unfavorable resolution of any specific lawsuit could materially harm our business, operating results and financial condition, and could cause the price of our common stock to decline significantly.

The limitations of our director and officer liability insurance may materially harm our financial condition

      Our director and officer liability insurance for the period during which events related to securities class action lawsuits against us and certain of our current and former officers and directors are alleged to have occurred, provides only limited liability protection. If these policies do not adequately cover expenses and certain liabilities relating to these lawsuits, our financial condition could be materially harmed. Our certificate of incorporation provides that we will indemnify and advance expenses to our directors and officers to the maximum extent permitted by Delaware law. The indemnification covers any expenses and liabilities reasonably incurred by a person, by reason of the fact that such person is or was or has agreed to be a director or officer, in connection with the investigation, defense and settlement of any threatened, pending or completed action, suit, proceeding or claim.

      The facts underlying the SEC investigation and shareholder lawsuits will likely increase the premiums we must pay for director and officer liability insurance in the future, and may make this insurance coverage prohibitively expensive or unavailable. Increased premiums for this insurance could materially harm our financial results in future periods. The inability to obtain this coverage due to its unavailability or prohibitively expensive premiums would make it more difficult for us to retain and attract officers and directors.

Our failure to improve our management information systems and internal controls could harm our business

      We currently use three disparate information systems in our domestic and international operations, resulting in delays in obtaining consistent and timely information on a worldwide basis and use of extensive manual procedures to generate our consolidated financial results. Further, our systems do not provide all of the information that we believe is necessary to successfully operate our business, and we have identified weaknesses in our internal controls and accounting procedures. We have implemented a number of changes designed to improve our information systems and controls, including organizational changes, communication of revenue recognition and other accounting policies to all of our employees, implementation of an internal audit function, new approval procedures and various other initiatives. We are evaluating additional changes which may require us to make investments in our systems and controls, which could result in higher future operating expenses and capital expenditures. If we fail to strengthen our management information systems and internal controls, our ability to manage our business and implement our strategies may be impaired and our financial condition could be harmed. In addition, even if we are successful in strengthening these systems and controls, they may not sufficiently improve our ability to manage our business and implement our strategies, or be adequate to prevent or identify irregularities.

We have experienced significant turnover of senior management and our current management team has been together for only a limited time, which could harm our business and operations

      In connection with the merger of Enterasys Subsidiary into us in August 2001, our management team was restructured to include several senior Enterasys Subsidiary executives. In April 2002, we announced the departure of several of these senior executives, including our President and Chief Executive Officer. In October 2002, our Vice President of Finance was promoted to the position of Chief Financial Officer. Because of these recent changes and their recent recruitment, our current management team has not worked together for a significant length of time and may not be able to work together effectively to successfully develop and implement business strategies. In addition, as a result of these management changes, management will need to devote significant attention and resources to preserve and strengthen relationships with employees and customers. If our new management team is unable to develop successful business strategies, achieve our business objectives, or maintain positive relationships with employees and customers, our ability to grow our business and successfully meet operational challenges could be impaired.

Retaining key management and employees is critical to our success

      Our future success depends to a significant extent on the continued services of our key employees, many of whom have significant experience with the network communications market, as well as relationships with many of our existing and potential enterprise customers and business partners. The loss of several of our key employees or any significant portion of them could have a significant detrimental effect on our ability to execute our business strategy. Our future success also depends on our continuing ability to identify, hire, train, assimilate and retain large numbers of highly qualified engineering, sales, marketing, managerial and support personnel. If we cannot successfully recruit and retain such persons, particularly in our engineering and sales departments, our development and introduction of new products could be delayed and our ability to compete successfully could be impaired.

      Despite the current economic downturn, the competition for qualified employees in our industry is particularly intense in the New England area, where our principal operations are located, and it can be difficult to attract and retain quality employees at reasonable cost. We have from time to time experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. In addition, the significant downturn in our business environment has caused us to significantly reduce our workforce and implement other cost-containment activities, including consolidating our operating locations and relocating some of our personnel to Rochester, New Hampshire and Andover, Massachusetts. These actions, as well as the pending SEC investigation of our accounting practices and shareholder litigation, may lead to disruptions in our business, reduced employee morale and productivity, increased attrition and difficulty retaining existing employees and recruiting future employees, any of which could harm our business and operating results.

We maintain strategic investments in early stage, privately held technology companies to establish relationships that we believe may benefit us as we execute our business strategy, but these relationships may not prove helpful to us, and we could lose our entire investment in these companies

      We have made strategic investments in privately-held technology companies and value-added resellers, many of which are in the start-up or development stage. The benefits we expected to achieve by investing in these companies may not be realized. Moreover, investments in these companies are inherently risky as the technologies or products they have under development, or the services they propose to provide, are often in early stages of development and may never materialize. We may never realize any benefits or financial returns from these investments, and, if these companies are not successful, we could lose our entire investment. The concentration of our investments in a small number of related industries, primarily telecommunications, exposes our investments to increased risk, particularly if these industries continue to be adversely affected by the worldwide economic slowdown. At December 29, 2001, these investments totaled approximately $64.1 million. During the ten-month transition period ended December 29, 2001, we recorded impairment losses of $65.9 million relating to these investments.

We are exposed to the credit risk of some of our customers

      Our payment terms are typically 30 days in the United States, and sometimes longer internationally. We assess the payment ability of our customers in granting such terms and maintain reserves that we believe are adequate to cover doubtful accounts, however, as a result of the current economic slowdown,our exposure to the credit risk of our customers has increased. Some of our customers are experiencing, or may experience, reduced revenues and cash flow problems, and may be unable to pay, or may delay payment for, amounts owed to us. Although we monitor the credit risk of our customers, we may not be effective in managing our exposure. If our customers are unable to pay amounts owed to us or cancel outstanding orders, our forecasting ability, cash flow and revenues could be harmed and our business and results of operations may be adversely affected.

Changes in effective tax rates, failure to realize anticipated tax refunds and adverse results of future tax audits could adversely affect our results of operations

      Our future effective tax rates, and our results of operations, could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates, changes in the valuations of deferred tax assets and liabilities, or by changes in tax laws or interpretations thereof. Our results of operations could also be adversely affected and our business harmed if the amount of federal income tax refunds from anticipated losses in fiscal 2002 are lower than we anticipate as a result of our estimates regarding our anticipated losses in fiscal 2002 are incorrect or if future federal or local tax audits result in our paying significant additional taxes.

Risks Related to the Markets for our Products

There is intense competition in the market for enterprise network equipment, which could prevent us from increasing our revenue and achieving profitability

      The network communications market is dominated by a small number of competitors, some of which, Cisco Systems in particular, have substantially greater resources and market share than other participants in that market, including us. In addition, this market is intensely competitive, subject to rapid technological change and significantly affected by new product introductions and other market activities of industry participants. Competitive pressures could result in price reductions, reduced margins or loss of market share, which would materially harm our ability to increase revenues and profitability.

      Our principal competitors include Alcatel; Avaya, formerly part of Lucent; Cisco Systems; Extreme Networks; Foundry Networks; Hewlett-Packard; Nortel Networks; and 3Com. We also experience competition from a number of other smaller public and private companies. We may experience reluctance by our prospective customers to replace or expand their current infrastructure solutions, which may be supplied by one or more of these competitors, with our products. There has also been a trend toward consolidation in our industry for several years, and we expect this trend will continue as companies attempt to strengthen or maintain their market share positions. Consolidation among our competitors and potential competitors may result in stronger competitors with expanded product offerings and a greater ability to accelerate their development of new technologies.

      Some of our competitors have significantly more established customer support and professional services organizations and substantially greater selling and marketing, technical, manufacturing, financial and other resources than we do. Many of our competitors also have more customers, greater market recognition and more established relationships and alliances in the industry. As a result, these competitors may be able to develop, enhance and expand their product offerings more quickly, adapt more swiftly to new or emerging technologies and changes in customer demands, devote greater resources to the marketing and sale of their products, pursue acquisitions and other opportunities more readily and adopt more aggressive pricing policies. Additional competitors with significant market presence and financial resources may enter our rapidly evolving market, thereby further intensifying competition.

We may be unable to expand our indirect distribution channels, which may hinder our ability to grow our customer base and increase our revenues

      Our sales and distribution strategy relies heavily on our indirect sales efforts, including sales through distributors and channel partners, such as value-added resellers, systems integrators and telecommunications service providers. We believe that our future success will depend in part upon our ability to maintain and expand existing relationships, as well as establish successful new relationships, with a variety of these partners. If we are unable to expand our indirect distribution channels, we may be unable to increase or sustain market awareness or sales of our products and services, which may prevent us from maintaining or increasing our customer base and revenues.

      Even if we are able to expand our indirect distribution channels, our revenues may not increase. Our distribution partners are not prohibited from selling products and services that compete with ours and may not devote adequate resources to selling our products and services. In addition, we may be unable to maintain our existing agreements or reach new agreements with distribution partners on a timely basis or at all.

We expect the average selling prices of our products to decrease over time, which may reduce our revenue and gross margins

      Our industry has experienced erosion of average selling prices in recent years, particularly as products reach the end of their life cycles. We anticipate that the average selling prices of our products will decrease in the future in response to increased sales discounts and new product or technology introductions by us and our competitors. Our prices will also likely be adversely affected by downturns in regional or industry economies, such as the recent downturn in the United States economy. We also expect our gross margins may be adversely affected by increases in material or labor costs and an increasing reliance on third party distribution channels. If we are unable to achieve commensurate cost reductions and increases in sales volumes, any decline in average selling prices will reduce our revenues and gross margins.

If we do not anticipate and respond to technological developments and evolving customer requirements, we may not retain our current customers or attract new customers

      The markets for our products are characterized by rapidly changing technologies and frequent new product introductions. The introduction by us or our competitors of new products and the emergence of new industry standards and practices can render existing products obsolete and unmarketable. Our success will depend upon our ability to enhance our existing products and to develop and introduce, on a timely and cost-effective basis, new products and functionality that keep pace with technological developments and emerging standards. Any failure to introduce new products and enhancements on a timely basis will harm our future revenue and prospects.

      Our future success will also depend upon our ability to develop and manage customer relationships and to introduce a variety of new products and product enhancements that address the increasingly sophisticated needs of our customers. Our current and prospective customers may require product features and capabilities that our products do not have. We must anticipate and adapt to customer requirements and offer products that meet those demands in a timely manner. Our failure to develop products that satisfy evolving customer requirements could seriously harm our ability to achieve or maintain market acceptance for our products and prevent us from recovering our product development investments.

We may expend significant resources educating potential customers about our products without achieving actual sales

      Purchases of our products often represent a significant capital investment by our customers related to their enterprise network infrastructure. They are often subject to budgetary constraints and typically involve significant internal procedures involving the evaluation, testing, implementation and acceptance of new technologies. We typically must provide a significant level of education to enterprises on the benefits of our products and services, which often results in a lengthy sales process. During this time we may incur substantial sales and marketing expenses and expend significant management effort. If we fail to recognize revenue from a particular customer after making such a substantial investment, our operating results may be negatively impacted.

Our focus on sales to enterprise customers subjects us to risks that may be greater than those for providers with a more diverse customer base

      We focus principally on sales of products and services to enterprises, such as large corporations and government agencies that rely on network communications for many important aspects of their operations. This focus subjects us to risks that are particular to this customer segment. For example, many of our current and potential customers are health care, education and governmental agencies, all of whom are generally slower to incorporate information technology into their business practices due to the regulatory and privacy issues that must be addressed with respect to the sharing of their information. In addition, the use and growth of the Internet is critical to enterprises, which often have electronic networks, applications and other mission-critical functions that use the Internet. To the extent that there is any decline in use of the Internet for electronic commerce or communications, for whatever reason, including performance, reliability or security concerns, we may experience decreased demand for our products and lower than expected revenue growth.

      Many of our competitors sell their products to both enterprises and service providers, which are companies who provide Internet-based services to businesses and individuals. In the future, the demand for network communications products from enterprises may not grow as rapidly as the demand from service providers. Enterprises may turn to service providers to supply them with services that obviate the need for enterprises to implement many of our solutions. Because we sell our products primarily to enterprises, our exposure to these risks is greater than that of vendors that sell to a more diversified customer base.

Risks Related to our Products

Our products are very complex, and undetected defects may increase our costs, harm our reputation with our customers and lead to costly litigation

      Our network communications products are extremely complex and must operate successfully with complex products of other vendors. Our products may contain undetected errors when first introduced or as we introduce product upgrades. The pressures we face to be the first to market new products or functionality increases the possibility that we will offer products in which we or our customers later discover problems. We have experienced new product and product upgrade errors in the past and expect similar problems in the future. These problems may cause us to incur significant warranty and other costs and divert the attention of our engineering personnel from our product development efforts. If we are unable to repair these problems in a timely manner, we may experience a loss of or delay in revenues and significant damage to our reputation and business prospects.

      Many of our customers rely upon our products for business-critical applications. Because of this reliance, errors, defects or other performance problems in our products could result in significant financial and other damage to our customers. Our customers could attempt to recover these losses by pursuing product liability claims against us, which, even if unsuccessful, would likely be time-consuming and costly to defend and could adversely affect our reputation.

If our products do not comply with complex governmental regulations and evolving industry standards, our products may not be widely accepted, which may prevent us from sustaining our revenues or achieving profitability

      The market for network communications equipment is characterized by the need to support industry standards as different standards emerge, evolve and achieve acceptance. In the past, we have had to delay the introduction of new products to comply with third party standards testing. We may be unable to address compatibility and interoperability problems that arise from technological changes and evolving industry standards. We also may devote significant resources developing products designed to meet standards that are not widely adopted. In the United States, our products must comply with various governmental regulations and industry regulations and standards, including those defined by the Federal Communications Commission, Underwriters Laboratories and Networking Equipment Building Standards. Internationally, our products are required to comply with standards or obtain certifications established by telecommunications authorities in various countries and with recommendations of the International Telecommunications Union. If we do not comply with existing or evolving industry standards, fail to anticipate correctly which standards will be widely adopted or fail to obtain timely domestic or foreign regulatory approvals or certificates, we will be unable to sell our products where these standards or regulations apply, which may prevent us from sustaining our revenues or achieving profitability.

      The United States government may impose unique requirements on network equipment providers before they are permitted to sell to the government, such as that supplied products qualify as made in the United States. Such requirements may be imposed on some or all government procurements. We may not always satisfy all such requirements. Other governments or industries may establish similar performance requirements or tests that we may be unable to satisfy. If we are unable to satisfy the performance or other requirements of the United States government or other industries that establish them, our revenues growth may be lower than expected.

      Because several of our significant competitors maintain dominant positions in selling network equipment products to enterprises and others, they may have the ability to establish de facto standards within the industry. Any actions by these competitors or other industry leaders that diminish compliance by our products with industry or de facto standards or the ability of our products to interoperate with other network communication products would be damaging to our reputation and our ability to generate revenue.

We intend to work with other companies to develop products, which increases our reliance on others for generating revenues and may lead to disputes about ownership of intellectual property

      We intend to establish strategic partnerships with industry-leading organizations in complementary markets to incorporate our network communications technology into products and solutions sold by these organizations. We may be unable to enter into agreements of this type on favorable terms, if at all. If we are able to enter into these agreements, we will likely be unable to control the amount and timing of resources our partners devote to developing products that incorporate our technology and the efforts they devote to selling these products. If we are unable to enter into these agreements on favorable terms, or if our partners do not devote sufficient resources to developing and selling the products that incorporate our technology, our revenue growth will be lower than expected.

      Although we intend to retain all rights in our technology in these arrangements, we may be unable to negotiate the retention of these rights. Furthermore, disputes may arise over the ownership of technology developed as a result of these partnerships. These and other potential disagreements between us and these partners could lead to delays in the research, development or sale of products we are developing with them or more serious disputes, which may be costly to resolve. Disputes with partners who also serve as indirect distribution channels for our products could reduce our revenues from sales of our products.

Our limited ability to protect our intellectual property may hinder our ability to compete

      We regard our products and technology as proprietary. We attempt to protect them through a combination of patents, copyrights, trademarks, trade secret laws, contractual restrictions on disclosure and other methods. These methods may not be sufficient to protect our proprietary rights. We also generally enter into confidentiality agreements with our employees, consultants and customers, and generally control access to and distribution of our documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise misappropriate and use our products or technology without authorization, particularly in foreign countries where the laws may not protect our proprietary rights to the same extent as do the laws of the United States, or to develop similar technology independently. We have resorted to litigation in the past and may need to resort to litigation in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Litigation of this type could result in substantial costs and diversion of resources and could harm our business.

We may be subject to claims that our intellectual property infringes upon the proprietary rights of others, and a successful claim could harm our ability to sell and develop our products

      We license technology from third parties and are continuing to develop and acquire additional intellectual property. Although we have not been involved in any material litigation relating to our intellectual property, we expect that participants in our markets will be increasingly subject to infringement claims. Third parties may try to claim our products infringe their intellectual property, in which case we would be forced to defend ourselves or our customers, manufacturers and suppliers against those claims. Any claim, whether meritorious or not, could be time consuming, result in costly litigation and/or require us to enter into royalty or licensing agreements. Although we carry general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to indemnify us for all liability that may be imposed. In addition, any royalty or licensing agreements might not be available on terms acceptable to us or at all, in which case we would have to cease selling, incorporating or using the products that incorporate the challenged intellectual property and expend substantial amounts of resources to redesign our products. If we are forced to enter into unacceptable royalty or licensing agreements or to redesign our products, our business and prospects would suffer.

We jointly own with Riverstone some of our intellectual property, and our business could be harmed if Riverstone uses this intellectual property to compete with us

      In the transformation agreement among Aprisma, Riverstone and us and the related contribution agreements, each of we, Aprisma and Riverstone received intellectual property related to the products to be sold by each of us or to be used in each of our respective businesses. In addition, we and Riverstone both own rights in technology within a family of application-specific integrated circuits used in both our X-Pedition product family and Riverstone’s switch router product family. Riverstone is primarily a provider of infrastructure equipment to service providers in metropolitan area networks. There are no contractual provisions between us and Riverstone that prohibit Riverstone from developing products that are competitive with our products, including products based upon these commonly owned rights. If Riverstone is acquired by one of our competitors, there are no contractual provisions that would prohibit the combined entity from selling or developing products competitive with our products.

Risks Related to our Manufacturing and Components

We use several key components for our products that we purchase from single or limited sources, and we could lose sales if these sources fail to fulfill our needs

      We currently work with third parties to manufacture our key proprietary application-specific integrated circuits, which are custom designed circuits built to perform a specific function more rapidly than a general purpose microprocessor. These proprietary circuits are very complex, and these third parties are our sole source suppliers for the specific types of application specific integrated circuits that they supply to us. We also have limited sources for the semiconductor chips that we use in our wireless RoamAbout solution, as well as several other key components used in the manufacture of our products. We do not carry significant inventories of these components, and we do not have a long-term, fixed price or minimum volume agreements with these suppliers. If we encounter future problems with these vendors, we likely would not be able to develop an alternate source in a timely manner. We have encountered shortages and delays in obtaining these components in the past and may experience similar shortages and delays in the future. If we are unable to purchase our critical components, particularly our application-specific integrated circuits, at such times and in such volumes as our business requires, we may not be able to deliver our products to our customers in accordance with schedule requirements. In addition, any delay in obtaining key components for new products under development could cause a significant delay in the initial launch of these products. Any delay in the launch of new products could harm our reputation and operating results.

      Even if we are able to obtain these components in sufficient volumes and on schedules that permit us to satisfy our delivery requirements, we have little control over their cost. Accordingly, the lack of alternative sources for these components may force us to pay higher prices for them. If we are unable to obtain these components from our current suppliers or others at economical prices, our margins could be adversely impacted unless we raise the prices of our products in a commensurate manner. The existing competitive conditions may not permit us to do so, in which case our operating results may suffer.

We depend upon a limited number of contract manufacturers for substantially all of our manufacturing requirements, and the loss of our primary contract manufacturer would impair our ability to meet the demands of our customers

      We do not have internal manufacturing capabilities. We outsource most of our manufacturing to one company, Flextronics International, Ltd., which procures material on our behalf and provides comprehensive manufacturing services, including assembly, test, control and shipment to our customers. Our agreement with Flextronics expired in February 2002 and, since that time, we have been operating under an informal extension of the expired contract while negotiating a new agreement with Flextronics. Our secondary contract manufacturer is Accton Technology Corporation, which provides services similar to those of Flextronics. If we experience increased demand for our products, we will need to increase our manufacturing capacity with Flextronics and Accton or add additional contract manufacturers. Flextronics and Accton also build products for other companies, and we cannot be certain that they will always have sufficient quantities of inventory and capacity available or that they will allocate their internal resources to fulfill our requirements. Further, qualifying a new contract manufacturer and commencing volume production is expensive and time consuming. The loss of our existing contract manufacturers, the failure of our existing contract manufacturers to satisfy their contractual obligations to us or our failure to timely qualify a new contract manufacturer to meet anticipated demand increases could result in a significant interruption in the supply of our products. In this event, we could lose revenue and damage our customer relationships.

If we fail to accurately predict our manufacturing requirements, we could incur additional costs or experience manufacturing delays

      We use a forward-looking forecast of anticipated product orders to determine our product requirements for our contract manufacturer. The lead times for materials and components we order vary significantly and depend on factors such as the specific supplier, contract terms and demand for each component at a given time. For example, some of our application-specific integrated circuits have a lead time of up to eight months. If we overestimate our requirements, our contract manufacturers may have excess inventory, which we may be obligated to pay for. If we underestimate our requirements, our contract manufacturers may have inadequate inventory, which could result in delays in delivery to our customers and our recognition of revenue.

      In addition, because our contract manufacturers produce our products based on forward-looking demand projections that we supply to them, we may be unable to respond quickly to sudden changes in demand. For example, following the events of September 11, 2001, we experienced a sudden drop in demand for our products and were unable to reduce the amount of product manufactured by our contract manufacturers in the short term, which were based on demand forecasts provided prior to the sudden change in demand. This contributed to a $72.9 million charge for inventory obsolescence in transition 2001. With respect to sudden increases in demand, we may be unable to satisfy this demand with our products, thereby forfeiting revenue opportunities and damaging our customer relationships, and with respect to sudden decreases in demand, we may find ourselves with excess finished goods inventory, which could expose us to high manufacturing costs compared to our revenue in a financial quarter and increased risks of inventory obsolescence.

Other Risks Related to our Business

Our significant sales outside the United States subject us to increasing foreign political and economic risks, including foreign currency fluctuations

      Our sales to customers outside of the United States accounted for approximately 53% of our revenue in the ten months ended December 29, 2001, 51% of our revenue in the fiscal year ended March 3, 2001 and 39% of our revenue in the fiscal year ended February 29, 2000. We are seeking to expand our international presence by establishing arrangements with distribution partners as well as through strategic relationships in international markets. Consequently, we anticipate that sales outside of the United States will continue to account for a significant portion of our revenues in future periods.

      The sales of our products are denominated primarily in United States dollars. As a result, increases in the value of the United States dollar relative to foreign currencies could cause our products to become less competitive in international markets and could result in reductions in sales and profitability. To the extent our prices or expenses are denominated in foreign currencies, we will be exposed to increased risks of currency fluctuations.

      Our international presence subjects us to risks, including:

•	political and economic instability and changing regulatory environments in foreign countries;

•	increased time to deliver solutions to customers due to the complexities associated with managing an international distribution system;

•	increased time to collect receivables caused by slower payment practices in many international markets;

•	managing export licenses, tariffs and other regulatory issues pertaining to international trade;

•	increased effort and costs associated with the protection of our intellectual property in foreign countries;

•	difficulties in hiring and managing employees in foreign countries; and

•	political and economic instability.

The market price of our common stock has historically been volatile, and the recent decline in the market price of our common stock may negatively impact our ability to make future strategic acquisitions, raise capital, issue debt, and retain employees

      Shares of our common stock have experienced, and may continue to experience, substantial price volatility, including significant recent decreases, particularly as a result of variations between our actual or anticipated financial results and the published expectations of analysts, announcements by our competitors and us, economic weakness and political instability, high turnover in our senior management, the pending SEC investigation of our accounting practices, and class action lawsuits recently filed against us. In addition, the stock markets have experienced extreme price fluctuations that have affected the market price of many technology companies. These price fluctuations have, in some cases, been unrelated to the operating performance of these companies. A major decline in capital markets generally, or in the market price of our shares of common stock, may negatively impact our ability to make future strategic acquisitions, raise capital, issue debt, or retain employees. These factors, as well as general economic and political conditions and the outcome of the pending SEC investigation and class action lawsuits, may in turn materially adversely affect the market price of our shares of common stock.

We may not be able to maintain our listing on the New York Stock Exchange, and if we fail to do so, the price and liquidity of our common stock may decline

      The New York Stock Exchange has quantitative maintenance criteria for the continued listing of common stock on the exchange, including a requirement that we maintain a minimum 30-day average closing price per share of $1.00. Throughout much of 2002, our stock has traded below $2.00 per share. Recently, the 30-day average closing price per share of our common stock fell below $1.00, and we received a notice from the New York Stock Exchange that our continued listing is under review. Although we are currently in compliance with the 30-day average closing price requirement, we must also meet this requirement six months from receipt of the New York Stock Exchange notice to maintain our listing.

      The New York Stock Exchange recently proposed significant amendments to its rules relating to corporate governance. The proposed amendments to such rules, if adopted, will require us to make a number of changes in our business in order to remain in compliance. As a result, we are currently evaluating our compliance with the proposed rule changes to ensure our ability to comply with the proposed rules; however, we cannot assure you that, if the proposed rules are adopted, we will be able to achieve or maintain compliance with them.

      If we fail to maintain the continued listing of our shares on the New York Stock Exchange, our stock price would likely decline, the ability of our stockholders to buy and sell shares of our common stock may be materially impaired and the efficiency of the trading market for our common stock would be adversely affected. In addition, delisting of our shares could harm our ability to recruit directors and employees, diminish customer confidence in us, harming our revenues and our financial condition, and would significantly impair our ability to raise capital in the public markets should we desire to do so in the future.

We have changed our name and the names of some of our products, and our existing and potential customers and business partners may not recognize our new brand, which could adversely affect our sales and marketing efforts and cause our revenue to decline

      Before the transformation, we sold our products and services under the Cabletron name, and we believe that the sale of our products and services significantly benefited from the use of the Cabletron brand name. We now sell our products and services under our new name, Enterasys and have also changed the names of some of our products. Our existing and potential customers and business partners and investors may not recognize our new brand or the new names of our products. We have incurred and expect to continue to incur significant sales and marketing expenses to build a strong new brand identity. The expenses we incur toward building our brand, however, will not result in immediate returns and it may be a long time before enterprises and business partners recognize and make positive connections with our new brand. If we fail to promote our new brand and new product names successfully in local and international markets, our business may suffer.

The tax implications of Riverstone spin-off may place restrictions on us and subject us to risks

      We have received a ruling from the Internal Revenue Service that the distribution of Riverstone qualifies as a tax-free spin-off under Section 355 of the Internal Revenue Code of 1986, as amended. Rulings and opinions of this nature are subject to various representations and limitations, and in any event, are not binding upon the Internal Revenue Service or any court. If the distribution of Riverstone’s shares fails to qualify as a tax-free spin-off under Section 355 of the Internal Revenue Code, we will recognize a taxable gain equal to the difference between the fair market value of Riverstone on the date of the distribution and our adjusted tax basis in Riverstone’s stock on the date of the distribution. In addition, each of our stockholders will be treated as having received a taxable corporate distribution in an amount equal to the fair market value of Riverstone’s stock received by the stockholder on the date of distribution. Any taxable gain recognized by us or our stockholders as a result of a failure of the Riverstone distribution to qualify as tax-free under Section 355 is likely to be substantial.

      Limitations under Section 355 of the Internal Revenue Code may restrict our ability to use our capital stock following the Riverstone distribution. These limitations will generally prevent us from issuing capital stock if the issuance of the capital stock occurs in conjunction with the Riverstone distribution, and results in one or more persons acquiring more than 50% of our capital stock. Stock issuance transactions which occur during the two years following any distribution are presumed to occur in conjunction with the distribution. These limitations may restrict our ability to undertake transactions involving the issuance of our capital stock that we believe would be beneficial.

We have made and may make future acquisitions, which involve numerous risks

      We have supplemented and may further supplement our internal growth by acquiring complementary businesses, technologies or product lines. We may be unable to identify and acquire suitable candidates on reasonable terms, if at all. Our financial condition and stock price may make it difficult for us to complete acquisitions. We compete for acquisition candidates with other companies that have substantially greater financial, management and other resources than we do. This competition may increase the prices we pay to acquire other companies, which are often high when compared to the assets and sales of these companies. Our acquisitions may not generate sufficient revenues to offset increased expenses associated with the acquisition in the short term or at all.

      Acquisitions, particularly multiple acquisitions over a short period of time, involve a number of risks that may result in our failure to achieve the desired benefits of the transaction. These risks include, among others, the following:

•	difficulties and unanticipated costs incurred in assimilating the operations of the acquired businesses;

•	potential disruption of our existing operations;

•	an inability to integrate, train and retain key personnel;

•	diversion of management attention and employees from day-to-day operations;

•	an inability to incorporate, develop or market acquired technologies or products;

•	unexpected liabilities of the acquired business;

•	operating inefficiencies associated with managing companies in different locations; and

•	impairment of relationships with employees, customers, suppliers and strategic partners.

      We may finance acquisitions by issuing shares of our common stock, which could dilute our existing stockholders. We may also use cash or incur debt to pay for these acquisitions. In addition, we may be required to expend substantial funds to develop acquired technologies or to amortize significant amounts of goodwill or other intangible assets in connection with future acquisitions, which could adversely affect our operating results. We have made acquisitions and may make future acquisitions that result in in-process research and development expenses being charged in a particular quarter, which could adversely affect our operating results for that quarter.

Provisions of our articles of incorporation and bylaws and our investor rights plan could delay or prevent a change in control, which could reduce our stock price

      Pursuant to our certificate of incorporation, our Board of Directors has the authority to issue preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any vote or action by our stockholders. The issuance of preferred stock could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. Our certificate of incorporation requires the affirmative vote of the holders of not less than 85% of the outstanding shares of our capital stock for the approval or authorization of certain business combinations as described in our certificate of incorporation. In addition, our staggered Board of Directors and certain advance notification requirements for submitting nominations for election to our Board of Directors contained in our bylaws, as well as other provisions of Delaware law and our certificate of incorporation and bylaws, could delay or make a change in control more difficult to accomplish.

      In April 2002, our Board of Directors adopted a stockholder rights plan pursuant to which we paid a dividend of one right for each share of common stock held by stockholders of record on June 11, 2002. As a result of the plan, our acquisition by a party not approved by our Board of Directors could be prohibitively expensive. This plan is designed to protect stockholders from attempts to acquire us while our stock price is inappropriately low or on terms or through tactics that could deny all stockholders the opportunity to realize the full value of their investment. Under the plan, each right initially represents the right, under certain circumstances, to purchase 1/1,000 of a share of a new series of our preferred stock at an exercise price of $20 per share. Initially the rights will not be exercisable and will trade with our common stock. If a person or group acquires beneficial ownership of 15% or more of the then outstanding shares of our common stock or announces a tender or exchange offer that would result in such person or group owning 15% or more of our then outstanding common stock, each right would entitle its holder (other than the holder or group which acquired 15% or more of our common stock) to purchase shares of our common stock having a market value of two times the exercise price of the right. Our Board of Directors may redeem the rights at the redemption price of $.01 per right, subject to adjustment, at any time prior to the earlier of June 11, 2012, the expiration date of the rights, or the date of distribution of the rights, as determined under the plan.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      The following discussion about our market risk involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk primarily related to changes in interest rates and foreign currency exchange rates. Our hedging activity is intended to offset the impact of currency fluctuations on certain nonfunctional currency assets and liabilities.

      Interest Rate Sensitivity. We maintain an investment portfolio consisting partly of debt securities of various issuers, types and maturities. The securities that we classify as held-to-maturity are recorded on the balance sheet at amortized cost, which approximates market value. Unrealized gains or losses associated with these securities are not material. The securities that we classify as available-for-sale are recorded on the balance sheet at fair market value with unrealized gains or losses reported as part of accumulated other comprehensive income, net of tax as a component of stockholders’ equity. A hypothetical 100 basis point increase in interest rates would result in an approximately $0.3 million decrease in the fair market value of these securities from their value at the December 29, 2001. We are able to hold our fixed income investments until maturity, and therefore we do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio, unless we are required to liquidate these securities earlier to satisfy immediate cash flow requirements.

      Foreign Currency Exchange Risk. Due to our global operating and financial activities, we are exposed to changes in foreign currency exchange rates. At December 29, 2001, we had net asset exposures to the Australian Dollar, Eurodollar, Japanese Yen and Brazilian Real and a net liability exposure to the British Pound. We do not expect our operating results or cash flows to be affected to any significant degree by foreign currency exchange rate fluctuations.

      To minimize the potential adverse impact of changes in foreign currency exchange rates, we, at times, have used foreign currency forward and option contracts to hedge the currency risk inherent in our global operations. We do not use financial instruments for trading or other speculative purposes, nor do we use leveraged financial instruments. Gains and losses on these contracts are largely offset by gains and losses on the underlying assets and liabilities. We had no foreign exchange forward or option contracts outstanding at December 29, 2001.

      Equity Price Risk. We maintain a small amount of investments in marketable equity securities of publicly-traded companies. As of December 29, 2001, these investments were considered available-for-sale with any unrealized gains or losses deferred as a component of stockholders’ equity. It is not customary for us to make investments in equity securities of publicly traded companies as part of our investment strategy. In the past, we have also made strategic equity and convertible debt investments in privately-held technology companies, many of which are in the start-up or development stage. Investments in these companies are highly illiquid and inherently risky as the technologies or products they have under development, or the services they propose to provide, are typically in early stages of development and may never materialize. If these companies are not successful, we could lose our entire investment. The concentration of our investments in a small number of related industries, primarily telecommunications, exposes our investments to increased risk, particularly if these industries continue to be adversely affected by the worldwide economic slowdown. At December 29, 2001, these investments totaled approximately $64.1 million. During the ten-month transition period ended December 29, 2001, we recorded impairment losses of $65.9 million relating to these investments. While our operating results may be materially adversely affected by fluctuations in the value of these investments, we do not expect any material adverse impact in our cash flows.

Item 8.     Consolidated Financial Statements and Supplementary Data

      Our consolidated financial statements and related notes and report of independent accountants are included beginning on page F-1 of this transition report on Form 10-K.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Directors

Craig R. Benson, 47

Director since 1984
Member of the Audit Committee

      Mr. Benson is Governor-Elect of the State of New Hampshire. Mr. Benson was Director of Operations of Cabletron from November 1984 until April 1989, when he became Chairman, Chief Operating Officer and Treasurer. In September 1997, Mr. Benson resigned as Chief Operating Officer. In May 1998, Mr. Benson was appointed President, Chief Executive Officer, Chairman, and Treasurer of Cabletron. On June 3, 1999, Mr. Benson resigned as President, Chief Executive Officer, Chairman, and Treasurer.

James A. Davidson, 43

Director since September 2000

      Mr. Davidson is a founder and principal of Silver Lake Partners, a private equity firm. From June 1990 to November 1998, Mr. Davidson was an investment banker with Hambrecht & Quist LLC, most recently serving as a Managing Director and Head of Technology Investment Banking. He is also a member of the Board of Directors of Seagate Technology Holdings.

Paul R. Duncan, 62

Director since 1989
Member of the Incentive Compensation Committee and Audit Committee

      Mr. Duncan was an Executive Vice President of Reebok International Ltd., a manufacturer of athletic footwear and apparel, from 1990 until his retirement in 2001, except for the period of May 1, 1999 through January 30, 2000 when Mr. Duncan temporarily retired. Mr. Duncan also served as Chief Operating Officer of Reebok from June 1995 to October 1995, Chief Financial Officer from May 1985 to June 1995 and has been a Director of Reebok since May 1989.

Edwin A. Huston, 64

Director since August 2001
Member of the Incentive Compensation Committee and Audit Committee

      Mr. Huston was Vice Chairman of Ryder System, Inc., an international logistics and transportation solutions company, from May 1999 to June 2001, when he retired. Mr. Huston also served Ryder as Executive Vice President, Finance from 1979 to 1986, Senior Executive Vice President, Finance from 1986 to 1999 and Chief Financial Officer from 1979 to 1999. From 1991 to 1993, he served as Chairman of the Federal Reserve Bank in Atlanta. Mr. Huston also serves as a director of Unisys Corporation, Answerthink, Inc., and Kaman Corporation.

William K. O’Brien, 58

Chief Executive Officer and Director since April 2002

      Mr. O’Brien has served as a Director and as our Chief Executive Officer since April 2002. Prior to joining us, from July 2000 to March 2002, he was retired. From July 1998 through June 2000, he was Global Managing Partner of PricewaterhouseCoopers LLP, serving on the Global Leadership Team as transition leader for the merger of Price Waterhouse LLP and Coopers & Lybrand LLP and as Global Leader of Human Capital. From October 1994 through June 1998, he was Chief Operating Officer of Coopers & Lybrand LLP.

Executive Officers

      The following table sets forth information regarding our executive officers as of November 1, 2002. Tenure at “Enterasys” refers to both service to the Enterasys Subsidiary prior to the merger of the Enterasys Subsidiary into us and service to us following this merger. Tenure at “Cabletron” refers to service to us prior to the merger of the Enterasys Subsidiary into us.

Name	Age	Position

William K. O’Brien	58	Chief Executive Officer and Director
Yuda Doron	50	President
Richard S. Haak, Jr.	48	Chief Financial Officer and Treasurer
Gerald M. Haines II	39	Executive Vice President of Strategic Affairs, Chief Legal Officer and Secretary

      William K. O’Brien has served as a Director and as our Chief Executive Officer since April 2002. Prior to joining us, from July 2000 to March 2002, he was retired. From July 1998 through June 2000, he was Global Managing Partner of PricewaterhouseCoopers LLP, serving on the Global Leadership Team as transition leader for the merger of Price Waterhouse LLP and Coopers & Lybrand LLP worldwide and as Global Leader of Human Capital. From October 1994 through June 1998, he was Chief Operating Officer of Coopers & Lybrand LLP.

      Yuda Doron has served as our President since April 2002. Prior to joining us, from August 2001 to April 2002, Mr. Doron was retired. From August 1999 until August 2001, Mr. Doron held various executive-level positions at Sapiens International, a global provider of information technology solutions, including Executive Vice President of Marketing and Business Development and Chief Executive Officer of Sapien’s wholly-owned subsidiary, eZoneX. From May 1998 to April 1999, he was Chief Executive Officer of BreezeCOM Ltd., a provider of broadband wireless access solutions used by service providers and enterprises. From January 1992 to March 1998, he held a variety of executive level positions at Cheyenne Software and, following the acquisition of Cheyenne Software, Computer Associates International, Inc., a developer of eBusiness management software.

      Richard S. Haak, Jr. has served as our Chief Financial Officer and Treasurer since October 2002. From October 2001 to October 2002, he was our Vice President of Finance. Prior to joining us, from August 2000 to September 2001, Mr. Haak was Chief Financial Officer of Advantage Schools, a for-profit education management company. From June 1998 to July 2000, he was Vice President and Corporate Controller of PictureTel Corporation, a videoconferencing equipment manufacturer. From 1982 to May 1998, he held a variety of positions at Wheelabrator Technologies Inc. (and its predecessors), an energy and environmental services company, and was its Vice President and Controller from 1993 to May 1998.

      Gerald M. Haines II has served as Executive Vice President of Strategic Affairs, Chief Legal Officer and Secretary of Enterasys since May 2001. From September 2000 to May 2001, he served as Senior Vice President and General Counsel of Cabletron. Prior to joining Cabletron, from 1995 to 2000, he served as General Counsel and Secretary of Applied Extrusion Technologies, Inc., a specialty plastics company, and as a Vice President of Applied Extrusion Technologies from 1998 to 2000. From 1990 to 1995, he practiced corporate law at Choate, Hall & Stewart, a Boston, Massachusetts law firm.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than 10% of our outstanding Common Stock, to file reports of ownership and changes in ownership with the SEC and the New York Stock Exchange. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with all copies of Section 16(a) forms they file.

      Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that during the ten-month transition period ended December 29, 2001, all filing requirements were timely satisfied.

Item 11.	Executive Compensation

Director Compensation

      For their services to us, non-employee directors other than Messrs. Benson and Davidson receive an annual retainer of $20,000, plus $1,500 for each Board meeting attended in person, $1,000 for each committee meeting attended in person, $500 for each Board meeting attended via telephone and $500 for each committee meeting attended via telephone. Members of the Special Committee of the Board of Directors, which was formed to oversee our internal review of certain contractual, accounting, and other matters, received $1,500 for each committee meeting attended in person or via telephone. Committee chairmen receive an additional $500 per committee meeting. Directors who are employed by us, as well as Messrs. Benson and Davidson, do not receive compensation for attendance at Board of Directors or committee meetings. Directors are reimbursed for expenses attendant to Board membership.

      Pursuant to the Deferral Plan for Directors, adopted by our Board of Directors in October 2001, prior to the first day of the calendar year, or within 30 days of becoming a non-employee director, non-employee directors may elect to defer all or a portion of their fees for that calendar year, and any deferred fees earn interest at a rate equal to the rate payable on ten-year United States Treasury securities as of the first day of the calendar year. Deferred fees are payable to the director upon the earliest to occur of the conclusion of the director’s service on the Board of Directors, the approval of a hardship request by the plan administrator, or the termination of the plan.

      During fiscal years 1989 to 1998, each non-employee director was automatically granted an option to purchase 25,000 shares of common stock on the day after the date of each annual meeting of stockholders pursuant to the terms of our 1989 Directors’ Option Plan. As of March 1, 1999, the 1989 Directors’ Option Plan was terminated. Non-employee directors other than Messrs. Benson and Davidson now participate in our 1998 Equity Incentive Plan.

      Pursuant to the 1989 Directors’ Option Plan, Mr. Duncan was granted an option to purchase 100,000 shares of common stock upon the consummation of our initial public offering in 1989. During Board of Directors’ meetings on April 5, 2000 and on December 1, 2000, our Board of Directors voted unanimously to grant to Mr. Duncan options to purchase a total of 50,000 additional shares of common stock at the then fair market value of our common stock under the terms of the 1998 Equity Incentive Plan. On May 15, 2000, Mr. Duncan was granted options to purchase 7,500 shares in each of our four operating subsidiaries, Aprisma, Enterasys Subsidiary, GNTS and Riverstone. These options were fully vested in November 2000 but were not exercisable until the earliest to occur of (a) a distribution of the stock of the applicable subsidiary to our stockholders, (b) a change in control of the applicable subsidiary or (c) April 1, 2004.

      The distribution of our Riverstone shares to our stockholders and the merger of the Enterasys Subsidiary into us on August 6, 2001 had several effects on these and other options held by Mr. Duncan. Effective August 5, 2001, the Board of Directors accelerated the vesting of Mr. Duncan’s options to purchase shares of our common stock and resolved that they would remain exercisable until the earlier of August 5, 2003 or their original expiration date. Upon the distribution of Riverstone, Mr. Duncan received a fully vested option to purchase 0.5131 shares of Riverstone common stock for each share of our common stock subject to his original options. Upon the merger of the Enterasys Subsidiary into us, as a replacement for his original, pre- merger option to purchase shares of the Enterasys Subsidiary, Mr. Duncan received a vested, exercisable option to purchase 1.39105 shares of our common stock for each share of Enterasys Subsidiary common stock covered by his original, pre-merger option.

      During the transition year ended December 29, 2001, GNTS ceased operations and it is anticipated that all options to purchase the common stock of GNTS, including those held by Mr. Duncan, will expire unexercised. On August 9, 2002, we completed the sale of our Aprisma subsidiary. In connection with this sale, all options to purchase the common stock of Aprisma, including those held by Mr. Duncan, were cancelled.

      On August 21, 2001, the Board of Directors granted an option to Mr. Huston to purchase 25,000 shares of our common stock. The option will vest in three equal annual installments commencing on August 6, 2002, the first anniversary of the date of Mr. Huston’s appointment to the Board of Directors.

Compensation Committee Interlocks and Insider Participation

      No member of the Incentive Compensation Committee of our Board of Directors has ever served as an officer or employee of us. None of our executive officers serves as a member of the Board of Directors or compensation committee of any entity that has one or more executive officers serving on our Board of Directors or Incentive Compensation Committee.

Summary Compensation Table

      In October 2001, we changed our fiscal year end from the Saturday closest to the last day in February of each year to the Saturday closest to the last day in December of each year. Accordingly, the following table contains information regarding the compensation received for the transition period beginning March 4, 2001 and ended December 29, 2001 and the fiscal years ended March 3, 2001, February 29, 2000, and February 28, 1999 by our Chief Executive Officer, our other four most highly compensated executive officers who were serving as executive officers on December 29, 2001, Mr. Patel, our former Chairman, President and Chief Executive Officer, Mr. Jaeger, our former Executive Vice President, and Mr. Kirkpatrick, our former Chief Financial Officer and Chief Operating Officer. In the table, the transition period is identified as “2001T.”

      In August 2001, in connection with the merger of the Enterasys Subsidiary into us, Messrs. Patel, Jaeger and Kirkpatrick resigned their positions as executive officers. In September 2001, Messrs. Patel and Jaeger terminated their employment with us and entered into consulting arrangements to provide strategic advice and assistance to us, Aprisma and Riverstone, as more fully described in this transition report on Form 10-K on page 55. Upon his resignation in August 2001, Mr. Kirkpatrick became an employee of Aprisma and, in March 2002, terminated his employment with Aprisma. In April 2002, Messrs. Fiallo and Riddle resigned their positions as executive officers and terminated their employment with us. In May 2001, Mr. Shanahan resigned his position as an executive officer and terminated his employment with us. In August 2002, in connection with our sale of Aprisma, Mr. Skubisz’s employment with us terminated.

      Messrs. Shanahan and Riddle became executive officers in August 2001 in connection with the merger of the Enterasys Subsidiary into us and the Aprisma sale. Mr. Haines became an executive officer in October 2001. Accordingly, the compensation reported in the table below covers the compensation received by Messrs. Shanahan, Riddle and Haines only for the transition period ended December 29, 2001.

      For the fiscal year ended March 3, 2001, the Summary Compensation Table includes the grant of options to purchase shares of stock of our former operating subsidiaries. The merger of the Enterasys Subsidiary into us in August 2001 had certain effects on these options. During the transition year ended December 29, 2001, GNTS ceased operations and it is anticipated that any outstanding GNTS options will expire unexercised. In addition, in August 2002, we sold our Aprisma subsidiary and all outstanding options to purchase shares of Aprisma were cancelled. The option grant information in the Summary Compensation Table has not been adjusted to reflect the effects of these events. For a more detailed description of the effects of the merger on options granted to the executive officers named in the Summary Compensation Table, please refer to the section below titled “Effects of Riverstone Spin, Enterasys Merger and Aprisma Sale.”

Summary Compensation Table

					Long-term
		Annual Compensation			Compensation

				Other Annual	Securities	All Other
				Compensation	Underlying	Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	($)(2)	Options (#)(3)	($)(4)

Piyush G. Patel	2001T	467,077	600,000	—	—	1,879,742
Former Chairman, President	2001	600,000	625,000	—	4,611,000	1,120
and Chief Executive	2000	252,879	490,000	—	300,000	870
Officer	1999	184,608	—	—	120,000	120
Enrique P. Fiallo	2001T	253,847	200,500	1,839	—	99,108
Former Chairman, President	2001	313,943	138,375	—	1,500,000	43,313
and Chief Executive	2000	250,000	123,500	—	75,000	51,875
Officer	1999	76,923	109,615	—	50,000	15,231
Eric Jaeger	2001T	145,077	244,000	1,839	—	612,583
Former Executive Vice	2001	244,231	166,000	—	1,587,000	37,883
President	2000	204,904	67,500	—	70,000	1,845
	1999	65,384	—	—	30,000	120
David J. Kirkpatrick	2001T	230,193	265,000	1,839	—	629,583
Former Chief Financial	2001	299,000	192,125	—	1,587,000	36,706
Officer and Chief	2000	289,000	126,150	—	30,000	870
Operating Officer	1999	271,212	95,625	—	35,000	120
Jerry A. Shanahan	2001T	184,223	85,300	—	50,000	282
Former Chief Operating	2001	N/A	N/A	N/A	N/A	N/A
Officer	2000	N/A	N/A	N/A	N/A	N/A
	1999	N/A	N/A	N/A	N/A	N/A
Michael A. Skubisz	2001T	194,616	—	—	66,666	50,758
Former President of	2001	230,000	22,500	—	800,000	3,890
Aprisma	2000	230,000	58,000	—	—	2,024
	1999	210,768	12,500	—	55,000	120
James E. Riddle	2001T	137,500	100,000	—	350,000	469,725
Former Executive Vice	2001	N/A	N/A	N/A	N/A	N/A
President Worldwide	2000	N/A	N/A	N/A	N/A	N/A
Marketing	1999	N/A	N/A	N/A	N/A	N/A
Gerald M. Haines II	2001T	180,769	41,000	—	200,000	833
Executive Vice President	2001	N/A	N/A	N/A	N/A	N/A
of Strategic Affairs, Chief	2000	N/A	N/A	N/A	N/A	N/A
Legal Officer and Secretary	1999	N/A	N/A	N/A	N/A	N/A

(1)	For the transition period ended December 29, 2001, these amounts include a special bonus of $300,000 for Mr. Patel and $100,000 each for Messrs. Jaeger and Kirkpatrick for their efforts in connection with the merger of the Enterasys Subsidiary into us and the Riverstone spin-off.

(2)	These amounts represent reimbursement for the payment of Medicaid taxes.

(3)	For the transition period ended December 29, 2001, these amounts represent options to purchase shares of the Enterasys Subsidiary, except for Mr. Skubisz, for which the amount represents options to purchase shares of Aprisma. For the fiscal year ended March 3, 2001, these amounts include: (a) for Mr. Patel, options to purchase 800,000 shares of the common stock of Aprisma, 1,500,000 shares of the common stock of the Enterasys Subsidiary, 811,000 shares of the common stock of GNTS and 1,500,000 shares of the common stock of Riverstone; (b) for Mr. Fiallo, only options to purchase shares of the common stock of the Enterasys Subsidiary; (c) for Mr. Jaeger, options to purchase 50,000 shares of our common stock, 266,667 shares of the common stock of Aprisma, 500,000 shares of the common stock of the Enterasys Subsidiary, 270,333 shares of the common stock of GNTS and 500,000 shares of the common stock of Riverstone; (d) for Mr. Kirkpatrick, options to purchase 50,000 shares of our common stock, 266,667 shares of the common stock of Aprisma, 500,000 shares of the common stock of the Enterasys Subsidiary, 270,333 shares of the common stock of GNTS and 500,000 shares of the common stock of Riverstone; and (e) for Mr. Skubisz, only options to purchase shares of the common stock of Aprisma. For fiscal years prior to the fiscal year ended March 3, 2001, these amounts represent options to purchase our common stock.

(4)	These amounts include matching 401(k) contributions for each fiscal year. In the transition period ended December 29, 2001, these amounts also include: (a) for Mr. Patel, severance payments of $1,350,000, consulting fees of $102,000 paid pursuant to a consulting arrangement more fully described on page F-55 and forgiveness of indebtedness of $427,742; (b) for Mr. Fiallo, forgiveness of indebtedness, including imputed interest, of $98,275; (c) for Mr. Jaeger, severance payments of $467,000, consulting fees of $51,000 paid pursuant to a consulting arrangement more fully described on page F-55 and forgiveness of indebtedness of $93,750; (d) for Mr. Kirkpatrick, severance payments of $535,000 and forgiveness of indebtedness of $93,500; (e) for Mr. Shanahan, relocation expenses of $282; (f) for Mr. Skubisz, forgiveness of indebtedness of 50,000; and (g) for Mr. Riddle, consulting fees of $392,250 received prior to becoming an employee of us and relocation expenses of $76,278. In the fiscal year ended March 3, 2001, these amounts also include: (a) for Mr. Fiallo, imputed interest of $10,943; (b) for Mr. Jaeger, imputed interest of $5,513; (c) for Mr. Kirkpatrick, imputed interest of $4,336; and (d) for Mr. Skubisz, imputed interest of $2,770. In the fiscal year ended February 29, 2000, these amounts also include:

(a) for Mr. Fiallo, relocation expenses of $48,044 and imputed interest of $2,961; (b) for Mr. Jaeger, imputed interest of $1,225; and (c) for Mr. Skubisz, imputed interest of $1,154.

Option Grants in the Last Fiscal Year

      The following table sets forth grants of stock options during the transition period ended December 29, 2001 to those executive officers listed in the Summary Compensation Table. The table reflects grants of options to purchase common stock of the Enterasys Subsidiary (referred to in the table as “Enterasys”) and our former operating subsidiary, Aprisma. The numbers included in the table do not reflect the effect of the merger of the Enterasys Subsidiary into us or the sale of Aprisma. As described in more detail under the section titled “Effects of Riverstone Spin, Enterasys Merger and Aprisma Sale,” following the merger of the Enterasys Subsidiary into us on August 6, 2001, all options to purchase shares of the Enterasys Subsidiary were relinquished and, in replacement, we issued options to purchase 1.39105 shares of our common stock for each share of Enterasys Subsidiary common stock covered by the original option at an exercise price equal to the exercise price of the option to purchase Enterasys Subsidiary common stock divided by 1.39105. In connection with the sale of Aprisma on August 9, 2002, the Aprisma options were cancelled.

      The potential realizable value of each option set forth in the table below is calculated based upon the terms of the option at its date of grant. It is calculated assuming that the fair market value of the underlying common stock on the date of grant, which is generally the exercise price for the option, appreciates at the indicated annual rates compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price. These numbers are calculated based on the requirements of the Securities and Exchange Commission and do not reflect our estimate of future stock price growth.

      The percentage of total options to purchase shares of the Enterasys Subsidiary granted to employees in the last fiscal year is based on options to purchase an aggregate of 3,837,194 shares of common stock granted to employees of the Enterasys Subsidiary during that fiscal year. The percentage of total options to purchase shares of Aprisma granted to employees of Aprisma in the last fiscal year is based on options to purchase an aggregate of 3,455,643 shares of Aprisma common stock granted to employees of Aprisma during that fiscal year, as adjusted for a one-for-three reverse stock split effective in January 2002. All options were granted at the fair market value on the date of grant as determined by the respective board of directors of the Enterasys Subsidiary and Aprisma.

      The options provisionally vest as to 25% of the shares on the first anniversary of the date of grant, then pro rata on a monthly basis thereafter. These options actually vested to the extent provisionally vested, on August 6, 2001 in the case of the Enterasys Subsidiary options and on August 9, 2002 in the case of the Aprisma options. Vesting of all options in the following table accelerates by ten months in the event of a change in control, as defined in the applicable option plan and may also be subject to further acceleration pursuant to our change-in-control severance benefit plans for key employees.

Option Grants In The Last Fiscal Year

						Potential Realizable
						Value at Assumed
		Number of	% of Total			Annual Rates of Stock
		Shares	Options			Price Appreciation
		Underlying	Granted			for Option Term($)
		Options	In Fiscal	Per Share	Expiration
Name	Company	Granted(#)	Year(%)	Price($/sh)	Date	5%	10%

Jerry A. Shanahan(1)	Enterasys	50,000	1.30	5.00	03/29/11	157,224	398,436
Michael A. Skubisz(2)	Aprisma	66,666	1.93	9.75	11/19/11	408,774	1,035,922
James E. Riddle(3)	Enterasys	350,000	9.12	9.00	06/25/11	1,981,018	5,020,289
Gerald M. Haines II	Enterasys	200,000	5.21	8.50	05/29/11	1,069,121	2,709,362

(1)	Upon Mr. Shanahan’s termination of employment on May 31, 2002, the unvested portion of this option terminated unexercised and the vested portion terminated unexercised on August 29, 2002.

(2)	In January 2002, Aprisma effected a one-for-three reverse split of its common stock. The number of shares presented in the table above reflects the effect of this reverse split. On August 9, 2002, we completed the sale of Aprisma, and in connection with this sale, all options to purchase the common stock of Aprisma, including those held by Mr. Skubisz, were cancelled.

(3)	Upon Mr. Riddle’s termination of employment on April 5, 2002, the unvested portion of this option terminated unexercised and the vested portion terminated unexercised on July 4, 2002.

Option Exercises and Fiscal Year-end Values

      The table below sets forth information for those executive officers listed in the Summary Compensation Table with respect to options exercised during the transition period ended December 29, 2001 and options held as of December 29, 2001. The numbers included in the table reflect the effect of the merger of the Enterasys Subsidiary into us on options held by the executive officers included therein. For a description of the effects of the merger on options held by the executive officers, refer to the section below titled “Effects of Riverstone Spin, Enterasys Merger and Aprisma Sale.”

      The value of in-the-money options represents the positive spread between the exercise price of the stock options and the closing price of our common stock as of December 28, 2001, which was $8.72 per share. There was no public trading market for the common stock of Aprisma as of December 29, 2001. Accordingly, the value of the in-the-money options to purchase common stock of Aprisma, represents the positive spread between the exercise price of the stock options and $9.75, which represents the fair market value of the common stock of Aprisma as determined by the board of directors of Aprisma. On August 9, 2002, we completed the sale of Aprisma. In connection with this sale, all options to purchase the common stock of Aprisma were cancelled. GNTS ceased operations during the transition period ended December 29, 2001. Accordingly, none of the options to purchase the common stock of GNTS were in-the-money as of December 29, 2001. It is anticipated that the options to purchase shares of GNTS will expire unexercised.

Option Exercises And Fiscal Year End Values

				Number of Shares
				of Common Stock		Value of Unexercised
				Underlying Unexercised		In-the-Money
				Options at Fiscal		Options at Fiscal
		Shares		Year End(#)		Year End($)
		Acquired on	Value
Name	Company	Exercise	Realized	Unexercisable	Exercisable	Unexercisable	Exercisable

Piyush G. Patel(1)	Company	303,000	1,624,448	—	1,873,574	—	11,867,030
	Aprisma	—	—	266,666	—	0	—
	GNTS	—	—	811,000	—	0	—
Enrique P. Fiallo(2)	Company	113,364	457,517	1,061,119	973,291	6,721,022	6,164,728
Eric Jaeger(1)	Company	492,545	2,566,800	—	239,219	—	1,515,189
	Aprisma	—	—	88,888	—	0	—
	GNTS	—	—	270,333	—	0	—
David J. Kirkpatrick	Company	778,207	3,033,127	—	—	—	—
	Aprisma	—	—	88,888	—	0	—
	GNTS	—	—	270,333	—	0	—
Jerry A. Shanahan(3)	Company	13,469	66,939	247,491	91,575	1,425,074	546,275
	Aprisma	—	—	1,000	—	0	—
	GNTS	—	—	1,000	—	0	—
Michael A. Skubisz(4)	Company	8,968	66,932	27,000	73,194	91,222	245,774
	Aprisma	—	—	333,332	—	0	—
James E. Riddle(5)	Company	—	—	486,866	—	1,158,741	—
Gerald M. Haines II	Company	7,091	33,299	278,209	29,560	762,154	163,854

(1)	Pursuant to their terms, all exercisable options to purchase shares of our common stock held by Messrs. Patel and Jaeger remain exercisable for the period ending ten years from the date of the option’s grant.

(2)	In connection with Mr. Fiallo’s termination of employment on April 5, 2002 and pursuant to their terms, 933,316 unexercisable options to purchase shares of our common stock held by Mr. Fiallo terminated effective on April 5, 2002 and 1,081,971 exercisable options terminated unexercised on July 4, 2002.

(3)	In connection with Mr. Shanahan’s termination of employment on May 31, 2002 and pursuant to their terms, 216,623 unexercisable options to purchase shares of our common stock held by Mr. Shanahan terminated effective on May 31, 2002 and 131,422 exercisable options terminated unexercised on August 29, 2002. Pursuant to their terms, options to purchase 1,000 shares of GNTS held by Mr. Shanahan terminated unexercised on August 29, 2002.

(4)	In connection with the sale of Aprisma on August 9, 2002 and pursuant to their terms, 27,000 unexercisable options to purchase shares of our common stock held by Mr. Skubisz terminated effective on August 9, 2002 and 64,410 exercisable options terminated unexercised on November 8, 2002. Pursuant to their terms, all options to purchase shares of Aprisma held by Mr. Skubisz terminated in connection with the sale of Aprisma on August 9, 2002.

(5)	In connection with Mr. Riddle’s termination of employment on April 5, 2002 and pursuant to their terms, 355,007 unexercisable options to purchase shares of our common stock held by Mr. Riddle terminated effective on April 5, 2002 and 131,859 exercisable options terminated unexercised on July 4, 2002.

Effects of Riverstone Spin, Enterasys Merger and Aprisma Sale

      On August 6, 2001, we distributed our shares of Riverstone common stock to our stockholders and established the Enterasys Subsidiary as an independent public company by merging the Enterasys Subsidiary into us and changing our name to “Enterasys Networks, Inc.” As described below, these transactions affected the stock options to purchase shares of our common stock and shares of the

Enterasys Subsidiary held by our employees, including those held by those executive officers listed in the Summary Compensation Table.

      In connection with these events, options to purchase shares of our common stock held by all employees (other than the employees of Aprisma), including the executives (other than Mr. Skubisz) that would have vested after February 28, 2002 were cancelled, and options that were scheduled to vest prior to that date (assuming a quarterly vesting schedule for some options) were accelerated. The accelerated options expired on November 6, 2001.

      Each employee who held options to purchase shares of our common stock, including the executive officers listed in the Summary Compensation Table, received an option to purchase 0.5131 shares of Riverstone common stock for each share of our common stock subject to his or her original options, excluding the original options that were cancelled. These Riverstone options were fully vested when issued and the unexercised portion of these options terminated on November 6, 2001.

      Most employees who held options to purchase common stock of the Enterasys Subsidiary, including the executive officers listed in the Summary Compensation Table, received options to purchase shares of our common stock as replacement for the Enterasys Subsidiary stock options, in exchange for relinquishing their Enterasys Subsidiary options. Each of these replacement options gave the holder the right to purchase 1.39105 shares of our common stock for each share of the Enterasys Subsidiary common stock covered by his or her original, pre-merger option. The exercise prices of these replacement options are equal to the exercise prices of the original Enterasys Subsidiary options, divided by 1.39105 to reflect the effect of the merger.

      Upon grant, the replacement options to purchase shares of our common stock granted to Messrs. Fiallo, Haines, Riddle and Shanahan were vested to the same extent as their respective original Enterasys Subsidiary options were provisionally vested, measured as a percentage of the total number of shares subject to each grant. The remainder of the replacement options vest along the provisional vesting schedule of the original Enterasys Subsidiary options, again measured as a percentage of the total number of shares subject to each option. The replacement options granted to Messrs. Patel, Jaeger and Kirkpatrick were fully exercisable on the date of grant and remain exercisable for a period of ten years from the date of grant.

      On August 9, 2002, we sold Aprisma and all outstanding options to purchase shares of Aprisma were cancelled.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth the number of shares of our voting stock beneficially owned (as determined under the rules of the SEC), directly or indirectly, as of October 31, 2002, by (i) each of our current directors and each nominee for director, (ii) each of our executive officers and former executive officers named in the Summary Compensation Table, (iii) all of our current directors, director nominees and executive officers as a group, and (iv) each person who is known to us to beneficially own more than five percent (5%) of the outstanding shares of any class of our voting stock, as well as the percentage of the outstanding voting stock represented by each such amount. The information in the table is based on information available to us. The total number of shares of our common stock outstanding on October 31, 2002 was 201,996,247. Consistent with the rules of the Securities and Exchange Commission, the table below lists the ownership of the executive officers named in the Summary Compensation Table, although Messrs. Fiallo, Jaeger, Kirkpatrick, Patel, Riddle, Shanahan and Skubisz are no longer serving as executive officers. The information regarding beneficial ownership of directors, director nominees and executive officers as a group represents beneficial ownership of our current directors, director nominees and executive officers. Except as otherwise indicated, each person has sole investment and voting powers with respect to the shares shown as beneficially owned. The address of Elm Ridge Capital Management is 747 Third Avenue, 3rd Floor, New York, NY 10017.

BENEFICIAL OWNERSHIP

	Common Stock	Percent of
Name	Beneficially Owned	Class

5% Stockholders
Elm Ridge Capital Management	16,060,000	7.95
Officers and Directors
Craig R. Benson(1)	15,342,397	7.60
James A. Davidson(2)	9,614,843	4.76
Paul R. Duncan(3)	113,776	*
Enrique P. Fiallo	1,000	*
Gerald M. Haines II(4)	126,427	*
Edwin A. Huston(5)	9,333	*
Eric Jaeger(6)	219,219	*
David J. Kirkpatrick	5,608	*
Piyush G. Patel(7)	1,873,574	*
James E. Riddle	—	*
Jerry A. Shanahan	1,743	*
Michael A. Skubisz(8)	64,410	*
All current directors and executive officers as a group (9 persons)(9)	25,841,776	12.79%

*	Less than 1%

(1)	Includes 175,000 shares held in trust for the benefit of Mr. Benson’s children.

(2)	Mr. Davidson is a managing member of Silver Lake Technology Associates, L.L.C., which is the sole general partner of Silver Lake Partners, L.P. and Silver Lake Investors, L.P. Consequently, pursuant to Rule 16a-1(a)(2) under the Securities Exchange Act of 1934, as amended (the “Act”), Mr. Davidson may be deemed to be the “beneficial owner” of our equity securities held by such limited partnerships. As of October 31, 2002, (i) Silver Lake Partners, L.P. held 56,474 shares of Series D Convertible Preferred Stock, which were convertible into 1,539,386 shares of common stock; 21,721 shares of Series E Convertible Preferred Stock, which were convertible into 789,437 shares of common stock; Warrants to purchase 6,429,394 shares of common stock; Class A Parent Warrants to purchase 217,209 shares of common stock; and Class B Parent Warrants to purchase 173,768 shares of common stock, and (ii) Silver Lake Investors, L.P. held 1,625 shares of Series D Convertible Preferred Stock, which were convertible into 44,295 shares of common stock; 625 shares of Series E Convertible Preferred Stock, which were convertible into 22,715 shares of common stock; Warrants to purchase 184,970 shares of common stock; Class A Parent Warrants to purchase 6,249 shares of common stock; and Class B Parent Warrants to purchase 4,999 shares of common stock. Mr. Davidson is also a managing member of Silver Lake Technology Management, L.L.C., which is the sole manager of Silver Lake Technology Investors, L.L.C. Pursuant to Rule 16a-1(a)(2) under the Act, Mr. Davidson may therefore also be deemed to be the “beneficial owner” of the following equity securities held by the latter limited liability company as of October 31, 2002: 1,249 shares of Series D Convertible Preferred Stock, which were convertible into 34,046 shares of common stock; 481 shares of Series E Convertible Preferred Stock, which were convertible into 17,482 shares of common stock; Warrants to purchase 142,243 shares of common stock; Class A Parent Warrants to purchase 4,806 shares of common stock; and Class B Parent Warrants to purchase 3,844 shares of common stock, As permitted by Rule 16a-1(a)(4) under the Act, Mr. Davidson disclaims that he is the beneficial owner of the foregoing securities and this filing shall not be deemed an admission that he is, for purposes of Section 16 of the Act or otherwise, the beneficial owner of any equity securities covered by this Statement.

(3)	Includes 110,432 shares of common stock subject to options exercisable within 60 days after October 31, 2002.

(4)	Includes 125,627 shares of common stock subject to options outstanding and exercisable within 60 days after October 31, 2002. Includes 800 shares of common stock jointly held by Mr. Haines and his wife, with whom Mr. Haines shares voting and investment power with respect to these 800 shares.

(5)	Includes 8,333 shares of common stock subject to options outstanding and exercisable within 60 days after October 31, 2002.

(6)	Consists of 219,219 shares of common stock subject to options outstanding and exercisable within 60 days after October 31, 2002. Of the shares subject to these options, 20,000 shares have been transferred to an irrevocable trust for the benefit of Mr. Jaeger’s children. Mr. Jaeger’s sister is the sole trustee of this trust and has sole voting and investment power over these shares. Mr. Jaeger disclaims beneficial ownership of these shares.

(7)	Consists of 1,873,574 shares of common stock subject to options outstanding and exercisable within 60 days after October 31, 2002.

(8)	Consists of 64,410 of common stock subject to options outstanding and exercisable within 60 days after October 31, 2002. These options terminated unexercised on November 8, 2002.

(9)	Includes 879,392 shares of common stock subject to options outstanding and exercisable within 60 days after October 31, 2002.

Item 13.     Certain Relationships and Related Transactions

Strategic Investors

      In connection with an investment on August 29, 2000 totaling $87.8 million by an investor group led by Silver Lake Partners, L.P. (“Silver Lake”) (collectively, the “Strategic Investors”) in us and our four separate operating subsidiaries, we and the operating subsidiaries issued certain securities to the Strategic Investors, as described below. Mr. Davidson, one of our directors, is a Managing Member of Silver Lake.

      On August 29, 2000, we issued to the Strategic Investors (i) 65,000 shares of our 4% Participating Convertible Series A Preferred Stock (“Series A Preferred Stock”) at an initial conversion rate of $40.00 per share and 25,000 shares of its 4% Participating Convertible Series B Preferred Stock (“Series B Preferred Stock”) at an initial conversion value of $30.00 per share, both of which are participating redeemable convertible preferred stock, and (ii) Class A Warrants to purchase up to 250,000 shares of our common stock for an initial exercise price of $45.00 per share and Class B Warrants to purchase up to 200,000 shares of our common stock for an initial exercise price of $35.00 per share. The Strategic Investors also agreed to purchase, and received certain rights to purchase, securities in each of our operating subsidiaries. In addition, we agreed to (i) issue to the Strategic Investors additional warrants upon the occurrence of certain events relating to the operating subsidiaries, including the sale of an operating subsidiary or the failure of an operating subsidiary to consummate an IPO and (ii) cause each of the four operating subsidiaries to issue to the Strategic Investors additional rights to purchase shares of our common stock upon the occurrence of certain events relating to the operating subsidiaries.

      In connection with the original transaction, we granted certain registration rights to the Strategic Investors. Pursuant to these rights, at any time Strategic Investors that hold 25% or more of our common stock issued upon exercise of the common stock purchase rights or warrants described above may request that we register such shares of common stock, subject to the right, upon the advice of underwriters, to reduce the number of shares proposed to be registered ratably among the demanding holders. We are obligated to effect only two registrations pursuant to such a request. In addition, the Strategic Investors have unlimited rights to request that shares be included in any registration by us of its preferred stock or common stock, other than registrations of employee benefit plans and certain other limited exceptions.

      Mr. Davidson joined our Board of Directors in September 2000 in connection with the original transaction. The agreement entered into between us and the Strategic Investors obligated us to appoint a representative of Silver Lake Partners, L.P. to our Board of Directors upon the closing of the transaction. Mr. Davidson currently serves as this representative. Additionally, for so long as the strategic investors continue to own at least 35% of our Series D and Series E Preferred Stock, we are obligated to use our reasonable best efforts to nominate a representative of Silver Lake Partners, L.P. for election to the Board of Directors upon the expiration of Mr. Davidson’s term and to use our reasonable best efforts to cause the election of this nominee, including soliciting proxies for the election of this nominee as a director.

Transactions Since the Original Investment

      On February 16, 2001, Riverstone completed an initial public offering in which Riverstone issued 10,000,000 of its common shares to public shareholders for net proceeds of approximately $108.8 million. In connection with the Riverstone initial public offering, the Strategic Investors exercised their Riverstone common stock purchase rights and purchased 5,401,970 shares of Riverstone common stock for aggregate cash consideration of approximately $46.6 million. Certain of the stock purchase rights were exercised through the conversion of a portion of the rights based upon the differences between the market value and exercise price of the rights. The Strategic Investors also received warrants to purchase 104,167 shares of Riverstone common stock for $12.00 per share, the initial public offering price.

      On July 12, 2001, we and the Strategic Investors entered into a Securities Exchange Agreement pursuant to which all 65,000 outstanding shares of Series A Preferred Stock were exchanged for 65,000 shares of Series D Preferred Stock and all 25,000 outstanding shares of Series B Preferred Stock were exchanged for 25,000 shares of Series E Preferred Stock. The Series D Preferred Stock and the Series E Preferred Stock are 4% participating redeemable convertible preferred stock with initial conversion values of $40 and $30 per share, respectively. The shares of Series D and E Preferred Stock have certain preferential rights and features which are described in the Certificate of Designation, Preferences and Rights of the Series D and Series E Participating Convertible Preferred Stock. In addition, we and the Strategic Investors entered into a First Amendment to Amended and Restated Securities Purchase Agreement, Standstill Agreement and Registration Rights Agreement, pursuant to which it was agreed, among other things, to amend certain terms of the investment agreements in contemplation of the distribution of our shares of Riverstone common stock to our stockholders and the merger of the Enterasys Subsidiary into us.

      On August 6, 2001, we distributed our shares of Riverstone common stock to our stockholders and merged the Enterasys Subsidiary into us. In connection with the distribution and merger, and pursuant to the July 12, 2001 amendment, (i) Riverstone issued to the Strategic Investors additional warrants for the purchase of Riverstone common stock, (ii) the exercise price per share of the Class A warrants was reduced to $28.424 and the exercise price per share of the Class B warrants was reduced to $22.108, and (iii) the subsidiary stock purchase rights issued to the Strategic Investors by the Enterasys Subsidiary were cancelled and, in replacement, the Strategic Investors received warrants to purchase 7,400,000 shares of our common stock at an aggregate exercise price of $45,880,000, or $6.20 per share.

Change-in-Control Severance Benefit Plans for Key Employees

The 2002 Change-in-Control Severance Benefit Plan

      We adopted a 2002 Change-in-Control Severance Benefit Plan for Key Employees which was amended and restated effective as of April 26, 2002. The plan provides severance benefits for various key employees designated by our Board of Directors, including each of the executive officers named in the Summary Compensation Table, in the event of specified terminations of employment following a “change in control” (as defined below).

      Pursuant to the plan, if a participant’s employment is terminated for reasons deemed to be without cause or by the participant for reasons deemed to be valid under the plan within the 18-month period following a change in control, the participant will receive the following severance benefits:

•	an amount equal to the annual base salary of the participant in effect immediately before the date of termination or immediately before the change in control, whichever is higher;

•	an amount equal to the highest aggregate amount of bonus paid to the participant in cash (or, if not paid in cash, deferred) in any one of the three most recent fiscal years ended before the termination or the participant’s target incentive bonus for the fiscal year in which the change in control occurs, whichever is higher;

•	a pro-rated portion of the target incentive bonus of the participant for the fiscal year in which the termination occurs, adjusted for periods for which the participant has already been paid amounts under the incentive bonus arrangement;

•	acceleration of the vesting of participant’s options to purchase shares of our common stock, such that the number of options that would have become vested and exercisable during the seven months (and for those four participants, including Mr. Haines, who were also participants in our former change-in-control plan, the eighteen months) following the participant’s termination of employment will become immediately vested and exercisable for a period of 90 days;

•	the right to continue to participate in our medical, dental and life insurance plans or programs for a period of one year following termination; and

•	a gross-up payment which will apply if amounts paid to a participant would be effectively reduced by a federal excise tax on excess parachute payments, in which case a participant will be entitled to receive additional cash so that the participant will have received the amount that the participant would have received in the absence of any parachute tax after the participant has paid the parachute taxes.

      A change in control under the plan generally includes the following events:

•	a person or group becomes the beneficial owner of thirty percent (30%) or more of the then outstanding shares of our common stock or the combined voting power voting power of our then outstanding voting securities entitled to vote for the election of directors;

•	directors at the time of adoption of the plan, or later approved by the Board, cease to constitute a majority of our Board of Directors;

•	a merger, consolidation or other reorganization involving us, or a sale or other disposition of all or substantially all of our assets, other than certain defined transactions; or

•	approval by the stockholders of our complete liquidation or dissolution.

The Aprisma Plan

      Aprisma also adopted a change-in-control plan, in which Mr. Skubisz participated. The plan was substantially similar to our 2002 plan described above. The plan provided that if a participant is eligible to receive cash severance benefits under both the Aprisma change-in-control plan and any of our change-in-control plans or programs, the participant shall only receive cash severance benefits under the Aprisma change-in-control plan. On August 9, 2002, we completed the sale of Aprisma. Following this transaction, we have no further obligation to Mr. Skubisz under its or Aprisma’s change-in-control plans.

Consulting Arrangements

      In connection with their resignations as executive officers, in September 2001 we entered into consulting arrangements with Messrs. Patel and Jaeger to provide strategic advice and assistance to us, Riverstone and Aprisma for a period of one year. Pursuant to Mr. Patel’s consulting arrangement, Mr. Patel received weekly compensation of $6,000 though December 31, 2001 and weekly compensation of $3,000 from January 1, 2002 through September 2, 2002. Pursuant to Mr. Jaeger’s consulting arrangement, Mr. Jaeger received weekly compensation of $3,000 through December 31, 2001 and weekly compensation of $1,500 from January 1, 2002 through September 2, 2002.

Separation Agreements

      In connection with Mr. Patel’s resignation and termination of employment, Mr. Patel received lump sum severance payments totaling $1,350,000 and a $385,000 promissory note delivered to us by Mr. Patel on April 12, 2000, plus $38,939 of interest on this promissory note, was forgiven. Pursuant to an agreement with us, half of the severance amount was paid to Mr. Patel on August 3, 2001 and, in consideration of his compliance with the terms of the agreement, half was paid to Mr. Patel on January 2, 2002.

      In connection with Mr. Jaeger’s resignation and termination of employment, Mr. Jaeger received a lump sum severance payment of $467,000 and the remaining principal balance of $93,750 on a promissory note in the original principal amount of $125,000, delivered to us by Mr. Jaeger on January 1, 2000, was forgiven. Pursuant to an agreement with us, half of the severance amount was paid to Mr. Jaeger on August 3, 2001 and, in consideration of his compliance with the terms of the agreement, half was paid to Mr. Jaeger on January 2, 2002.

      In connection with Mr. Kirkpatrick’s resignation and termination of employment, Mr. Kirkpatrick received a lump sum severance payment of $535,000 and the remaining principal balance of $93,750 on a promissory note in the original principal amount of $125,000, delivered to us by Mr. Kirkpatrick on June 15, 2000, was forgiven. Pursuant to an agreement with us, half of the severance amount was paid to Mr. Kirkpatrick on August 3, 2001 and, in consideration of his compliance with the terms of the agreement, half was paid to Mr. Kirkpatrick on January 2, 2002.

      In connection with Mr. Kirkpatrick’s resignation and termination of employment with Aprisma, effective as of March 29, 2002, Aprisma and Mr. Kirkpatrick entered into a Separation Agreement and Release. Pursuant to the agreement, Mr. Kirkpatrick received a lump sum severance payment of $315,000 and a $200,000 promissory note delivered to us by Mr. Kirkpatrick on June 1, 2000 was forgiven.

      In connection with Mr. Fiallo’s resignation and termination of employment effective as of April 5, 2002, we entered into a Separation Agreement and Release with Mr. Fiallo. Pursuant to the agreement, Mr. Fiallo is entitled to receive $9,615 per week for a period of twelve months from April 5, 2002, subject to his compliance with the terms of the agreement. In addition, a $100,000 promissory note delivered to us by Mr. Fiallo on August 23, 1999 and a $125,000 promissory note delivered to us by Mr. Fiallo on January 1, 2000 were forgiven. Options granted to Mr. Fiallo for the purchase of 1,081,971 shares of our common stock were vested on April 5, 2002 and were thereafter exercisable in accordance with their terms. All 933,316 unvested options held by Mr. Fiallo terminated on April 5, 2002. All 1,081,971 vested options held by Mr. Fiallo terminated unexercised on July 4, 2002.

      In connection with Mr. Riddle’s resignation and termination of employment effective as of April 5, 2002, we entered into a Separation Agreement and Release with Mr. Riddle. Pursuant to the agreement, Mr. Riddle is entitled to receive $8,779 per week for the period of twelve months from April 5, 2002, subject to his compliance with the terms of the agreement. In addition, a $100,000 promissory note delivered to us by Mr. Riddle on September 6, 2001 was forgiven. Options granted to Mr. Riddle for the purchase of 131,859 shares of our common stock were vested on April 5, 2002 and were thereafter exercisable in accordance with their terms. All 355,007 unvested options held by Mr. Riddle terminated on April 5, 2002. All 131,859 vested options held by Mr. Riddle terminated unexercised on July 4, 2002.

      In connection with Mr. Shanahan’s resignation and termination of employment effective as of May 31, 2002, we entered into a Separation Agreement and Release with Mr. Shanahan. Pursuant to the agreement, Mr. Shanahan received $4,231 per week for the period from May 31, 2002 through August 31, 2002 plus a lump sum payment of $220,000 within ten days of August 31, 2002. Options granted to Mr. Shanahan for the purchase 131,422 shares of our common stock, 1,000 shares of common stock of GNTS and 1,000 shares of common stock of Aprisma were vested on May 31, 2002 and were thereafter exercisable in accordance with their terms. All 1,000 vested options to purchase shares of the common stock of Aprisma held by Mr. Shanahan were cancelled on August 9, 2002 in connection with the sale of Aprisma. All 216,623 unvested options held by Mr. Shanahan terminated on May 31, 2002. All 131,422 vested options to purchase shares of our common stock and shares of GNTS common stock held by Mr. Shanahan terminated unexercised on August 29, 2002.

Indebtedness of Management

      On August 23, 1999, we entered into an interest-free promissory note with Mr. Fiallo in the amount of $100,000. The outstanding principal balance on the note of $100,000 was forgiven in connection with Mr. Fiallo’s resignation and termination of employment in April 2002.

      On January 1, 2000, we entered into interest-free promissory notes with each of Messrs. Fiallo and Jaeger, each for the principal amount of $125,000. We entered into a similar promissory note with Mr. Kirkpatrick on June 15, 2000. Pursuant to the terms of the notes, we forgave 25% of the original principal balance of the notes on January 1, 2001 for Messrs. Fiallo and Jaeger and on February 28, 2001 for Mr. Kirkpatrick. In connection with the merger of the Enterasys Subsidiary into us, on August 6, 2001, we forgave the remaining original principal balance of the notes issued by Messrs. Fiallo, Jaeger and Kirkpatrick of $93,500.

      On April 12, 2000, we entered into a promissory note with Mr. Patel in the principal amount of $385,000 bearing interest at a rate of 6.46% per year. The proceeds of the note were to be applied to the payment of taxes owed by Mr. Patel relating to the shares of our common stock he received in connection with our acquisition of Yago Systems in 1998. On August 6, 2001, we forgave the outstanding principal and all accrued interest on the note of $427,742.

      On June 1, 2000, we entered into a promissory note with Mr. Kirkpatrick for the principal amount of $200,000 bearing interest at a rate of 8% per year. The outstanding principal balance and all accrued interest on the note of $229,246 was forgiven in connection with Mr. Kirkpatrick’s resignation and termination of employment in April 2002.

      On September 6, 2001, we entered into an interest-free promissory note with Mr. Riddle for the principal amount of $100,000. The outstanding principal balance on the note of $100,000 was forgiven in connection with Mr. Riddle’s resignation and termination of employment in April 2002.

Item 14.     Controls and Procedures

      In January 2002, we discovered that a previously recognized $4 million sale in our Asia Pacific region did not qualify for revenue recognition during the period in which we had originally reported the revenue. We also learned that the SEC had opened a formal order of investigation relating to us and our affiliates. In response to these developments, our Board of Directors formed a Special Committee to oversee an internal review of our financial accounting and reporting for the fiscal year ended March 3, 2001 and the ten-month transition period ended December 29, 2001.

      Our management has reassessed our internal controls in each of the regions in which we operate in connection with the audit of our financial statements for the ten-month transition period ended December 29, 2001. The Special Committee, management and KPMG have each advised the Audit Committee that during the course of the audit and the internal review, deficiencies in internal controls were identified relating to:

•	accounting policies and procedures;

•	inadequate systems integration and data reconciliation; and

•	personnel and their roles and responsibilities.

      KPMG has advised the Audit Committee that these internal control deficiencies constitute reportable conditions and, collectively, a material weakness as defined in Statement of Auditing Standards No. 60 (“SAS No. 60”). We have assigned the highest priority to the short-term and long-term correction of these internal control deficiencies and have implemented and continue to implement changes to our accounting policies and procedures, systems and personnel to address these issues.

      We have also performed additional procedures designed to ensure that these internal control deficiencies do not lead to material misstatements in our consolidated financial statements and to enable the completion of KPMG’s audit of our consolidated financial statements, notwithstanding the presence of the internal control weaknesses noted above.

      Specifically, we have implemented the following corrective actions as well as additional procedures:

1. Review and revision of revenue recognition policies and contracting management policies and procedures, including more formalized training of finance, sales and other staffs;

2. Retention of new management in senior finance and operations positions, and in many staff positions;

3. Creation of an internal audit department and retention of an internal audit director;

4. Review and revision of our code of conduct;

5. Communication of a zero tolerance policy for employees who engage in violations of our accounting policies and procedures;

6. Establishment of an anonymous hotline for employees to report potential violations of our policies and procedures or of applicable laws or regulations;

7. Additional management oversight and detailed reviews of personnel, disclosures and reporting; and

8. Use of significant outside resources to supplement our employees in the preparation of the consolidated financial statements, as well as in evaluating and implementing the various internal control recommendations.

      Additionally, feedback from KPMG’s significantly expanded audit process was considered by management in its evaluation of controls and procedures and to help determine and implement appropriate corrective actions and additional policies and procedures.

      Longer term corrective actions, some of which we have already begun to implement, will include:

1. Retention of additional personnel in key areas throughout our organization;

2. Improved financial and management reporting systems;

3. Development of additional financial, accounting and other policies and procedures;

4. Additional training of our personnel;

5. Certification by employees of their familiarity, and obligation to comply, with our policies and procedures; and

6. Periodic re-certification by employees of their continued compliance with our policies and procedures.

      We continue to evaluate the effectiveness of our internal controls and procedures on an ongoing basis and will take further action as appropriate.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) Documents filed as part of this report:

1. Consolidated Financial Statements (See Item 8)

Statement	Page

Independent Auditors’ Report	F-1
Consolidated Balance Sheets at December 29, 2001 and March 3, 2001	F-2
Consolidated Statements of Operations for the ten months ended December 29, 2001, and the years ended March 3, 2001 and February 29, 2000	F-3
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity for the ten months ended December 29, 2001 and the years ended March 3, 2001 and February 29, 2000	F-4
Consolidated Statements of Cash Flows for the ten months ended December 29, 2001, and the years ended March 3, 2001 and February 29, 2000	F-7
Notes to Consolidated Financial Statements	F-8

2. Consolidated Financial Statement Schedules

Schedule	Page

Schedule II — Valuation and Qualifying Accounts	S-1
Independent Auditors’ Report	S-2

      All other schedules have been omitted since they are not required, not applicable or the information has been included in the consolidated financial statements or the notes thereto.

3. Exhibits

3.1	—	Restated Certificate of Incorporation of the Registrant, a Delaware corporation, incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, No. 33-28055.
3.2	—	Certificate of Correction of the Registrant’s Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1.2 to the Registrant’s Registration Statement on Form S-1, No. 33-42534.
3.3	—	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3, No. 33-544666.
3.4	—	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.5 to the Registrant’s annual report on Form 10-K filed on May 30, 2000.
3.5	—	Certificate of Designations, Preferences and Rights for Series A and Series B Convertible Preferred Stock of the Registrant, incorporated by reference to Exhibit 2.4 to the Registrant’s current report on Form 8-K filed on September 11, 2000 (the “Silver Lake 8-K”).
3.6	—	Certificate of Designations, Preferences and Rights for Series C Convertible Preferred Stock of the Registrant, incorporated by reference to Exhibit 3.3 to the Registrant’s annual report on Form 10-K filed on June 4, 2001 (the “2001 10-K”).
3.7	—	Certificate of Designations, Preferences and Rights for Series D and Series E Participating Convertible Preferred Stock of the Registrant, incorporated by reference to Exhibit 4.1 to the Registrant’s quarterly report on Form 10-Q for the period ended September 1, 2001, filed October 16, 2001 (the “October 2001 10-Q”).
3.8	—	Amended and Restated By-laws of the Registrant.
4.1	—	Specimen stock certificate of the Registrant’s Common Stock.
4.2	—	Specimen stock certificate of the Registrant’s Series A Convertible Preferred Stock, incorporated by reference to Exhibit 4.2 to the 2001 10-K.

4.3	—	Specimen stock certificate of the Registrant’s Series B Convertible Preferred Stock, incorporated by reference to Exhibit 4.3 to the 2001 10-K.
4.4	—	Specimen stock certificate of the Registrant’s Series C Convertible Preferred Stock, incorporated by reference to Exhibit 4 to the Registrant’s Registration Statement on Form S-4, No. 333-47854.
4.5	—	Specimen stock certificate of the Registrant’s Series D Convertible Preferred Stock.
4.6	—	Specimen stock certificate of the Registrant’s Series E Convertible Preferred Stock.
4.7	—	Amended and Restated Securities Purchase Agreement, dated August 29, 2000, between Silver Lake Partners, L.P. (“Silver Lake”) and the Registrant, incorporated by reference to Exhibit 2.1 of the Silver Lake 8-K.
4.8	—	Standstill Agreement, dated August 29, 2000, between the Registrant and the Investors named therein, incorporated by reference to Exhibit 2.3 to the Silver Lake 8-K.
4.9	—	Form of Class A Warrant of the Registrant, incorporated by reference to Exhibit 2.5 to the Silver Lake 8-K.
4.10	—	Form of Class B Warrant of the Registrant, incorporated by reference to Exhibit 2.6 of the Silver Lake 8-K.
4.11	—	Form of Subsidiary Stock Purchase Right, incorporated by reference to Exhibit 4.6 to the February 2001 10-Q/A.
4.12	—	Form of Subsidiary Warrant, incorporated by reference to Exhibit 4.7 to the February 2001 10-Q/A.
4.13	—	First Amendment to Amended and Restated Securities Purchase Agreement, Standstill Agreement and Registration Rights Agreement, dated July 12, 2001, by and between the Registrant, Silver Lake Partners, L.P. and the Investors named therein, incorporated by reference to Exhibit 10.l to the October 2001 10-Q.
4.14	—	Form of Common Stock Purchase Warrant issued pursuant to the Amended and Restated Securities Purchase Agreement, as amended, incorporated by reference to Exhibit 4.2 to the October 2001 10-Q.
10.1	—	Amended and Restated Transformation Agreement, effective as of June 3, 2000, among Cabletron, Aprisma, Enterasys, GNTS and Riverstone, incorporated by reference to Exhibit 2.1 to the Registrant’s quarterly report on Form 10-Q filed on January 16, 2001 (the “January 2001 10-Q”).
10.2	—	Amended and Restated Asset Contribution Agreement, effective as of June 3, 2000, between Cabletron and Aprisma, incorporated by reference to Exhibit 2.2 to the January 2001 10-Q.
10.3	—	Amended and Restated Asset Contribution Agreement, effective as of June 3, 2000, between Cabletron and Enterasys, incorporated by reference to Exhibit 2.3 to the January 2001 10-Q.
10.4	—	Amended and Restated Asset Contribution Agreement, effective as of June 3, 2000, between Cabletron and Riverstone, incorporated by reference to Exhibit 2.5 of the January 2001 10-Q.
10.5	—	Tax Sharing Agreement, dated as of June 3, 2000, among Cabletron, Aprisma, Enterasys, GNTS and Riverstone, incorporated by reference to Exhibit 2.6 of Cabletron’s quarterly report on Form 10-Q, filed on October 18, 2000 (the “October 2000 10-Q).
10.6	—	Assignment and Assumption Agreement, dated as of June 3, 2000, by and between Cabletron and Enterasys pertaining to the Manufacturing Services Agreement, dated as of February 29, 2000, between the Registrant and Flextronics International USA, Inc., incorporated by reference to Exhibit 2.8 of the October 2000 10-Q.
10.7	—	Services Agreement, dated as of August 28, 2000, between Cabletron and Aprisma, incorporated by reference to Exhibit 2.19 of the October 2000 10-Q.
10.8	—	Agency Agreement between the Registrant and International Cable Networks Inc., incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, No. 33-28055.
10.9	—	Lease dated October 19, 1992 between the Registrant and Heidelberg Harris, Inc., relating to leased premises in Durham, New Hampshire, incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-3, No. 33-54466.
10.10	—	Letter Sublease Agreement, dated June 4, 1998, between the Registrant and Picturetel Corporation, together with related documents, incorporated by reference to Exhibit 10.8 to the 2001 10-K.

10.11	—	Sublease, dated as of December 4, 2000, between 273 Corporate Drive, LLC and Aprisma, together with related documents, incorporated by reference to Exhibit 10.9 to the 2001 10-K.
10.12	—	Lease, dated as of October 31, 2001, between Thomas J. Flatley d/b/a The Flatley Company, and Enterasys Networks, Inc., relating to a leased premises in Portsmouth, New Hampshire.
10.13	—	Registration Rights Agreement, dated as of August 29, 2000, among the Registrant and the Investors, incorporated by reference to Exhibit 2.7 to the Silver Lake 8-K.
10.14	—	Registration Rights Agreement, dated as of August 29, 2000, among Aprisma and the Investors, incorporated by reference to Exhibit 2.8 to the Silver Lake 8-K.
10.15	—	Manufacturing Services Agreement, dated as of March 1, 2000, between the Registrant and Flextronics International USA, Inc., incorporated by reference to Exhibit 10.6 to the February 2001 10-Q/A.
10.16	—	1998 Equity Incentive Plan, incorporated by reference to Exhibit 4.1 to the Registrant’s registration statement on Form S-8, No. 333-83991.
10.17	—	2001 Equity Incentive Plan, incorporated by reference to Exhibit 4.1 to the Registrant’s registration statement on Form S-8, No. 333-66774.
10.18	—	1989 Employee Stock Purchase Plan, as restated.
10.19	—	1995 Employee Stock Purchase Plan, as restated.
10.20	—	Amended and Restated Aprisma 2000 Equity Incentive Plan, incorporated by reference to Exhibit 10.7 to the February 2001 10-Q/A.
10.21	—	Amended and Restated Change-in-Control Severance Benefit Plan for Key Employees, incorporated by reference to Exhibit 10.19 to the 2001 10-K.
10.22	—	Enterasys Change-in-Control Severance Benefit Plan for Key Employees, incorporated by reference to Exhibit 10.2 to the January 2001 10-Q.
10.23	—	Aprisma Change-In-Control Severance Benefit Plan for Key Employees, incorporated by reference to Exhibit 10.2 to the October 2001 10-Q.
10.24	—	Deferral Plan for Directors.
10.25	—	Form of Subsidiary Option Grant for Messrs. Patel, Kirkpatrick and Jaeger for options granted from the 2000 Equity Incentive Plans of Aprisma, incorporated by reference to Exhibit 10.5 to the October 2001 10-Q.
10.26	—	Promissory Note, dated April 12, 2000 of Piyush Patel, incorporated by reference to Exhibit 10.25 to Registrant’s annual report on Form 10-K filed on May 30, 2000 (the “2000 10-K”).
10.27	—	Promissory Note, dated August 23, 1999 of Enrique P. (Henry) Fiallo, incorporated by reference to Exhibit 10.28 to the 2000 10-K.
10.28	—	Promissory Note, dated January 1, 2000 of Enrique P. (Henry) Fiallo, incorporated by reference to Exhibit 10.27 to the 2000 10-K.
10.29	—	Promissory Note, dated June 1, 2000, of David Kirkpatrick, incorporated by reference to Exhibit 10.37 to the 2001 10-K.
10.30	—	Promissory Note, dated June 15, 2000, of David Kirkpatrick, incorporated by reference to Exhibit 10.38 to the 2001 10-K.
10.31	—	Promissory Note, dated January 1, 2000, of Eric Jaeger, incorporated by reference to Exhibit 10.39 to the 2001 10-K.
10.32	—	Promissory Note, dated September 6, 2001, of James E. Riddle.
10.33	—	Letter agreement between the Registrant and Piyush Patel, dated August 2, 2001, for the provision of certain consulting services.
10.34	—	Letter agreement between the Registrant and Eric Jaeger, dated August 2, 2001, for the provision of certain consulting services.
10.35	—	Letter agreement between the Registrant and Piyush Patel, dated August 3, 2001, regarding severance arrangements.
10.36	—	Letter agreement between the Registrant and Eric Jaeger, dated August 3, 2001, regarding severance arrangements.

10.37	—	Letter agreement between the Registrant and David Kirkpatrick, dated August 3, 2001, regarding severance arrangements.
22.1	—	Subsidiaries of the Registrant.
23.1	—	Consent of Independent Auditors.
99.1	—	Certification of William K. O’Brien under Section 906 of the Sarbanes-Oxley Act.
99.2	—	Certification of Richard S. Haak, Jr. under Section 906 of the Sarbanes-Oxley Act.

      (b) Reports on Form 8-K:

For the quarter ended December 29, 2001, we filed the following reports on Form 8-K:

1. October 4, 2001: On October 4, 2001, we filed a current report on Form 8-K, dated September 28, 2001, reporting under Item 8 that our Board of Directors of unanimously voted to amend our By-laws to change our fiscal year end from the Saturday closest to the last day in February of each year to the Saturday closest to the last day in December of each year.

2. October 31, 2001: On October 31, 2001, we filed a current report on Form 8-K, dated October 29, 2001, reporting under Item 5 that we had implemented a new sales recognition model and the results of our third quarter ended September 29, 2001.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders Enterasys Networks, Inc.:

      We have audited the accompanying consolidated balance sheets of Enterasys Networks, Inc. and subsidiaries as of December 29, 2001 and March 3, 2001, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ equity, and cash flows for the ten-month period ended December 29, 2001 and each of the years in the two-year period ended March 3, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Enterasys Networks, Inc. and subsidiaries as of December 29, 2001 and March 3, 2001, and the results of their operations and their cash flows for each of the years in the two-year period ended March 3, 2001 and for the ten-month period ended December 29, 2001, in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 2 to the consolidated financial statements, the accompanying consolidated balance sheet as of March 3, 2001, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ equity, and cash flows for the year ended March 3, 2001 have been restated.

      As discussed in Note 3 to the consolidated financial statements, effective March 4, 2001, the Company changed its method of accounting for derivative financial instruments and hedging activities.

/S/ KPMG LLP

Boston, Massachusetts

November 21, 2002

ENTERASYS NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

	December 29,	March 3,
	2001	2001

(In thousands, except share and per share amounts)		(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$114,800	$64,378
Marketable securities	47,532	400,172
Accounts receivable, net	67,698	137,715
Inventories, net	118,214	97,806
Deferred income taxes	—	141,478
Prepaid expenses and other current assets	25,368	60,933
Current portion of notes receivable	15,000	2,125
Net assets of discontinued operations	70,099	293,975

Total current assets	458,711	1,198,582
Restricted cash, cash equivalents and marketable securities	27,882	24,023
Long-term portion of notes receivable	—	7,875
Long-term marketable securities	63,920	140,862
Investments	63,684	110,838
Property, plant and equipment, net	56,924	69,220
Intangible assets, net	45,601	182,114

Total assets	$716,722	$1,733,514

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$68,110	$55,915
Accrued expenses	84,816	154,652
Deferred revenue	77,376	88,442
Customer advances and billings in excess of revenues	56,115	—
Income taxes payable	37,970	51,394

Total current liabilities	324,387	350,403
Deferred income taxes	—	59,203

Total liabilities	324,387	409,606

Commitments and contingencies (Notes 15 and 21)
Contingent redemption value of common stock put options	842	—

Redeemable convertible preferred stock, $1.00 par value, 65,000 shares of Series D and 25,000 shares of Series E were designated, issued and outstanding at December 29, 2001 (aggregate liquidation preference of Series D and E, $68,542 and $26,356, respectively) and 65,000 shares of Series A, 25,000 shares of Series B and 45,471 shares of Series C were designated, issued and outstanding at March 3, 2001 (aggregate liquidation preference of Series A and B, $66,306 and $25,505, respectively)	61,789	109,589

Stockholders’ equity:
Undesignated preferred stock, $1.00 par value. Authorized 1,859,000 shares	—	—
Common stock, $0.01 par value. Authorized 450,000,000 shares; issued 202,941,544 and 190,611,576 shares, at December 29, 2001 and March 3, 2001, respectively	2,029	1,906
Additional paid-in capital	1,141,089	990,157
Retained earnings (accumulated deficit)	(748,199)	296,032
Unearned stock-based compensation	(2,802)	(16,673)
Treasury stock, at cost (3,053,201 and 2,100,000 common shares at December 29, 2001 and March 3, 2001, respectively)	(64,890)	(56,479)
Accumulated other comprehensive income (loss)	2,477	(624)

Total stockholders’ equity	329,704	1,214,319

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$716,722	$1,733,514

See accompanying notes to consolidated financial statements.

ENTERASYS NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Ten Months	Year Ended
	Ended
	December 29,	March 3,	February 29,
	2001	2001	2000

(In thousands, except per share amounts)	(Restated)
Net revenue:
Product	$278,665	$608,830	$1,167,395
Services	136,598	174,875	187,607

Total revenue	415,263	783,705	1,355,002
Cost of revenue(a):
Product	330,943	390,523	704,545
Services	47,556	55,979	55,482

Total cost of revenue	378,499	446,502	760,027

Gross margin	36,764	337,203	594,975
Operating expenses:
Research and development(a)	76,471	81,723	131,852
Selling, general and administrative(a)	277,330	329,906	346,199
Amortization of intangible assets	32,366	23,176	28,952
Stock-based compensation	30,572	1,442	—
Special charges	47,168	63,187	21,096
Impairment of intangible assets	104,147	14,104	12,318

Income (loss) from operations	(531,290)	(176,335)	54,558
Interest income, net	17,672	29,981	18,614
Other income (expense), net	(41,209)	(557,355)	746,282

Income (loss) from continuing operations before income taxes and cumulative effect of a change in accounting principle	(554,827)	(703,709)	819,454
Income tax expense (benefit)	60,242	(98,187)	317,185

Income (loss) from continuing operations before cumulative effect of a change in accounting principle	(615,069)	(605,522)	502,269
Discontinued operations:
Operating loss (net of tax expense (benefit) of $346, $224 and ($22,435), respectively)	(59,124)	(76,306)	(37,998)
Loss on disposal (net of tax of $0)	(42,782)	—	—

Loss from discontinued operations	(101,906)	(76,306)	(37,998)
Cumulative effect of a change in accounting principle (net of tax expense of $0)	12,691	—	—

Net income (loss)	(704,284)	(681,828)	464,271
Dividend effect of beneficial conversion feature to preferred stockholders	—	(16,854)	—
Accretive dividend and accretion of discount on preferred shares	(10,347)	(6,044)	—

Net income (loss) available to common shareholders	$(714,631)	$(704,726)	$464,271

Basic income (loss) per common share:
Income (loss) from continuing operations available to common shareholders	$(3.24)	$(3.40)	$2.83

Net income (loss) available to common shareholders	$(3.71)	$(3.81)	$2.62

Diluted income (loss) per common share:
Income (loss) from continuing operations available to common shareholders	$(3.24)	$(3.40)	$2.66

Net income (loss) available to common shareholders	$(3.71)	$(3.81)	$2.46

Weighted average number of common shares outstanding:
Basic	192,743	184,770	177,541

Diluted	192,743	184,770	188,618

(a) Excludes non-cash, stock-based compensation expense as follows:
Cost of revenue
Product	$—	$—	$—
Services	2,292	—	—

Total cost of revenue	2,292	—	—
Research and development	13,356	1,442	—
Selling, general and administrative	14,924	—	—

Total stock-based compensation	$30,572	$1,442	$—

See accompanying notes to consolidated financial statements.

ENTERASYS NETWORKS, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

			Stockholders’ Equity
	Redeemable
	Convertible
	Preferred Stock		Common Stock
										Accumulated
					Additional		Unearned	Treasury Stock		Other	Total
		Carrying		Par	Paid-in	Retained	Stock-based			Comprehensive	Stockholders’
	Shares	Value	Shares	Value	Capital	Earnings	Compensation	Shares	Cost	Income (Loss)	Equity

(In thousands, except number of shares)
Balance at February 28, 1999	—	$—	172,184,093	$1,722	$551,232	$536,487	$—	—	$—	$392	$1,089,833
Comprehensive income (loss):
Net income	—	—	—	—	—	464,271	—	—	—	—	464,271
Other comprehensive income (loss):
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	—	—	—	—	539,571	539,571
Effect of foreign currency translation	—	—	—	—	—	—	—	—	—	(1,041)	(1,041)
Reclassification adjustment for gains on available for sale securities included in net income, net of tax	—	—	—	—	—	—	—	—	—	(24,232)	(24,232)

Total comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—	978,569
Exercise of options for shares of common stock	—	—	4,158,603	42	44,265	—	—	—	—	—	44,307
Issuance of common stock for purchased acquisitions	—	—	6,198,779	62	10,233	—	—	—	—	—	10,295
Tax benefit for options exercised	—	—	—	—	16,612	—	—	—	—	—	16,612
Issuance of shares under employee stock purchase plan	—	—	1,043,962	10	7,813	—	—	—	—	—	7,823

Balance at February 29, 2000	—	$—	183,585,437	$1,836	$630,155	$1,000,758	$—	—	$—	$514,690	$2,147,439

See accompanying notes to consolidated financial statements.

ENTERASYS NETWORKS, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY — (Continued)

			Stockholders’ Equity
	Redeemable
	Convertible
	Preferred Stock		Common Stock
										Accumulated
					Additional		Unearned	Treasury Stock		Other	Total
		Carrying		Par	Paid-in	Retained	Stock-based			Comprehensive	Stockholders’
	Shares	Value	Shares	Value	Capital	Earnings	Compensation	Shares	Cost	Income (Loss)	Equity

						(restated)				(restated)	(restated)
(In thousands, except
number of shares)
Balance at February 29, 2000	—	$—	183,585,437	$1,836	$630,155	$1,000,758	$—	—	$—	$514,690	$2,147,439
Comprehensive income (loss):
Net loss	—	—	—	—	—	(681,828)	—	—	—	—	(681,828)
Other comprehensive income (loss):
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	—	—	—	—	—	(752,232)	(752,232)
Effect of foreign currency translation	—	—	—	—	—	—	—	—	—	762	762
Reclassification adjustment for gains on available-for- sale securities included in net income, net of tax	—	—	—	—	—	—	—	—	—	236,156	236,156

Total comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—	(1,197,142)
Exercise of options and warrants for shares of common stock	—	—	2,111,000	21	19,982	—	—	—	—	—	20,003
Issuance of subsidiary preferred stock	—	—	—	—	13,720	—	—	—	—	—	13,720
Issuance of common stock in connection with purchased acquisitions	—	—	4,009,139	40	139,173	—	(5,519)	—	—	—	133,694
Tax adjustment for options exercised	—	—	—	—	(13,954)	—	—	—	—	—	(13,954)
Issuance of shares under employee stock purchase plan	—	—	906,000	9	13,439	—	—	—	—	—	13,448
Issuance of stock purchase rights	—	—	—	—	7,173	—	—	—	—	—	7,173
Issuance of Class A and Class B warrants	—	—	—	—	3,400	—	—	—	—	—	3,400
Options issued in connection with purchased acquisitions	—	—	—	—	13,824	—	(2,935)	—	—	—	10,889
Issuance of Series A and Series B preferred stock and beneficial conversion	90,000	68,000	—	—	16,854	(16,854)	—	—	—	—	—
Accretion of Series A and Series B preferred stock discount	—	4,233	—	—	—	(4,233)	—	—	—	—	(4,233)
Accretive dividend of Series A and Series B preferred stock	—	1,811	—	—	—	(1,811)	—	—	—	—	(1,811)
Issuance of Series C preferred stock	45,471	31,875	—	—	—	—	—	—	—	—	—
Issuance of options and warrants to purchase Series C preferred stock	—	3,670	—	—	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	—	(2,100,000)	(56,479)	—	(56,479)
Premium from sale of put options	—	—	—	—	4,934	—	—	—	—	—	4,934
Unearned stock- based compensation related to stock option grants	—	—	—	—	11,099	—	(11,099)	—	—	—	—
Amortization of unearned stock-based compensation	—	—	—	—	—	—	2,880	—	—	—	2,880
Grants of options to consultants	—	—	—	—	2,100	—	—	—	—	—	2,100
Issuance of Riverstone stock	—	—	—	—	128,258	—	—	—	—	—	128,258

Balance at March 3, 2001	135,471	$109,589	190,611,576	$1,906	$990,157	$296,032	$(16,673)	(2,100,000)	$(56,479)	$(624)	$1,214,319

See accompanying notes to consolidated financial statements.

ENTERASYS NETWORKS, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY — (Continued)

			Stockholders’ Equity
	Redeemable
	Convertible
	Preferred Stock		Common Stock
										Accumulated
					Additional		Unearned	Treasury Stock		Other	Total
		Carrying		Par	Paid-in	Retained	Stock-based			Comprehensive	Stockholders’
	Shares	Value	Shares	Value	Capital	Earnings	Compensation	Shares	Cost	Income (Loss)	Equity

(In thousands, except number of shares)
Balance at March 3, 2001 (restated)	135,471	$109,589	190,611,576	$1,906	$990,157	$296,032	$(16,673)	(2,100,000)	$(56,479)	$(624)	$1,214,319
Comprehensive income (loss):
Net loss	—	—	—	—	—	(704,284)	—	—	—	—	(704,284)
Other comprehensive income (loss):
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	—	—	—	—	2,235	2,235
Effect of foreign currency translation	—	—	—	—	—	—	—	—	—	866	866

Total comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—	(701,183)
Riverstone spin- off	—	—	—	—	—	(329,600)	9,022	—	—	—	(320,578)
Exercise of options and warrants for shares of common stock	—	—	10,477,337	105	48,296	—	—	—	—	—	48,401
Acceleration of stock options	—	—	—	—	42,274	—	—	—	—	—	42,274
Proceeds from sale of put options	—	—	—	—	135	—	—	—	—	—	135
Issuance of shares under employee share purchase program	—	—	778,752	7	7,561	—	—	—	—	—	7,568
Issuance of Riverstone stock at spin-off	—	(18,582)	—	—	18,582	—	—	—	—	—	18,582
Adjustment to Riverstone stock derivative	—	(4,020)	—	—	—	—	—	—	—	—	—
Accretive dividend of Series A and B preferred stock	—	1,443	—	—	—	(1,443)	—	—	—	—	(1,443)
Accretion of Series D and E preferred stock discount(a)	—	7,251	—	—	—	(7,251)	—	—	—	—	(7,251)
Accretive dividend of Series D and E preferred stock(a)	—	1,653	—	—	—	(1,653)	—	—	—	—	(1,653)
Conversion of Series C preferred stock	(45,471)	(31,875)	955,253	9	31,866	—	—	—	—	—	31,875
Conversion of options and warrants on Series C preferred stock	—	(3,670)	—	—	3,670	—	—	—	—	—	3,670
Contingent redemption value of common stock put options	—	—	—	—	(842)	—	—	—	—	—	(842)
Purchase of treasury stock	—	—	—	—	—	—	—	(953,201)	(8,411)	—	(8,411)
Exercise of warrants	—	—	118,626	2	(2)	—	—	—	—	—	—
Amortization of unearned stock-based compensation	—	—	—	—	—	—	4,849	—	—	—	4,849
Effect of minority interests	—	—	—	—	(608)	—	—	—	—	—	(608)

Balance at December 29, 2001	90,000	$61,789	202,941,544	$2,029	$1,141,089	$(748,199)	$(2,802)	(3,053,201)	$(64,890)	$2,477	$329,704

(a)	Series A and Series B redeemable preferred stock were exchanged for Series D and Series E redeemable preferred stock in July 2001 (see Note 23).

See accompanying notes to consolidated financial statements.

ENTERASYS NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Ten Months	Year Ended
	Ended
	December 29, 2001	March 3, 2001	February 29, 2000
(In thousands)

	(Restated)
Cash flows from operating activities:
Net income (loss)	$(704,284)	$(681,828)	$464,271
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss from discontinued operations	101,906	76,306	37,998
Depreciation and amortization	57,512	60,176	100,266
Provision for losses on accounts receivable	12,523	17,788	14,386
Provision for excess and obsolete inventory	72,888	44,686	10,158
Valuation allowance for notes receivable	6,125	—	—
Deferred income taxes	82,275	(103,480)	249,916
Impairment of intangible assets	104,147	14,104	12,318
Loss on disposals and impairment of property, plant and equipment	6,148	22,292	3,945
Stock-based compensation	30,572	1,442	—
Purchased research and development from acquisitions	—	25,600	—
Net realized (gain) loss on sale of securities	(52,100)	476,197	65,004
Loss (gain) on sale of division	—	143,108	(705,090)
Loss on investment write-downs	68,113	15,590	—
Unrealized gain on Riverstone stock derivative	(4,020)	—	—
Changes in current assets and liabilities (net of effects of business acquisitions):
Accounts receivable	57,494	46,147	(21,213)
Inventories	(106,067)	(154,253)	77,733
Prepaid expenses and other assets	35,565	(27,832)	22,848
Accounts payable and accrued expenses	3,128	(69,754)	(146,987)
Customer advances and billings in excess of revenues	56,115	—	—
Deferred revenue	(11,066)	7,113	288
Income taxes payable	(13,424)	(2,272)	28,748

Net cash (used in) provided by operating activities	(196,450)	(88,870)	214,589

Cash flows from investing activities:
Capital expenditures	(20,998)	(16,897)	(37,061)
Cash paid for business acquisitions, net	—	(11,964)	—
Cash paid for minority investments	(22,750)	(91,494)	—
Proceeds from sale of fixed assets	2,000	—	6,680
Outsourcing of manufacturing	—	—	78,613
Purchase of available-for-sale securities	(259,193)	(1,015,051)	(392,130)
Purchase of held-to-maturity securities	—	(113,785)	(302,168)
Sales/maturities of marketable securities	693,044	1,215,603	586,048

Net cash provided by (used in) investing activities	392,103	(33,588)	(60,018)

Cash flows from financing activities:
Cash flows related to discontinued operations	(182,665)	(229,105)	(14,849)
Common stock issued pursuant to employee stock purchase plans	7,568	13,448	7,823
Proceeds from sale of common stock put options	135	4,934	—
Proceeds from issuance of preferred stock, warrants and stock purchase rights	—	78,573	—
Proceeds from issuance of subsidiary shares and exercise of stock purchase rights	—	13,720	—
Payments from notes receivable	1,875	—	—
Increase in notes receivable	(13,000)	(10,000)	—
Repurchase of common stock	(8,411)	(56,479)	—
Proceeds from exercise of stock options	48,401	20,003	44,307

Net cash (used in) provided by financing activities	(146,097)	(164,906)	37,281

Effect of exchange rate changes on cash	866	762	(294)
Net increase (decrease) in cash and cash equivalents	50,422	(286,602)	191,558
Cash and cash equivalents at beginning of year	64,378	350,980	159,422

Cash and cash equivalents at end of year	$114,800	$64,378	$350,980

Supplemental disclosures of cash flow information (see Note 7)

See accompanying notes to consolidated financial statements.

ENTERASYS NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Ten months ended December 29, 2001 and years ended March 3, 2001 (restated) and February 29, 2000

1.     Business Operations

      Enterasys Networks, Inc. and its subsidiaries (the “Company”) design, develop, market and support comprehensive networking solutions focusing on the network security, availability and mobility needs of enterprises. The Company’s solutions empower its customers to use their internal networks and the Internet to facilitate the exchange of information, increase productivity and reduce operating costs. Using the Company’s products, customers make information, applications and services readily available and customized to the needs of their employees, customers, suppliers, business partners and other network users. The Company’s significant installed base of customers consists of commercial enterprises; governmental entities; healthcare, educational and non-profit institutions; and other organizations. The Company does not have internal manufacturing capabilities. The Company outsources substantially all of its manufacturing to two companies, Flextronics International USA, Inc. (“Flextronics”) and Accton Technology Corporation (“Accton”), which procure material on the Company’s behalf and provide comprehensive manufacturing services, including assembly, test and quality control. Flextronics, which accounted for approximately three quarters of the Company’s production during the ten months ended December 29, 2001, manufactures the Company’s products in Portsmouth, New Hampshire, and Limerick, Ireland.

      In February 2000, Cabletron Systems, Inc. (“Cabletron”), as part of an effort to improve strategic focus and better capitalize on market opportunities, transferred substantially all of its operating assets and liabilities to four operating subsidiaries as part of a plan to make each of the subsidiaries independent. These subsidiaries were Enterasys Networks, Inc. (“Enterasys Subsidiary”), Riverstone Networks, Inc. (“Riverstone”), Aprisma Management Technologies, Inc. (“Aprisma”), and GlobalNetwork Technology Services, Inc. (“GNTS”). Each of these subsidiaries had its own management team and board of directors. In July 2001, the operations of GNTS were discontinued through the acquisition of a portion of GNTS by a third party, the assumption of certain contracts and employees of GNTS by Enterasys Subsidiary and Aprisma, and the discontinuance of the remaining business operations of GNTS. Following the initial public offering of a portion of Riverstone’s common stock in February 2001, Cabletron distributed its holdings of Riverstone’s common stock to Cabletron’s stockholders in a spin-off transaction on August 6, 2001. Also on August 6, 2001, Enterasys Subsidiary was merged with and into Cabletron and the name of the surviving corporation was changed to “Enterasys Networks, Inc.” On August 9, 2002, the Company completed the sale of Aprisma to a third party.

2.     Restatement

      On January 31, 2002, the Company discovered that a previously recognized $4.0 million sale in its Asia Pacific region did not qualify for revenue recognition during the period in which the Company had originally reported the revenue. Also on January 31, 2002, the Company learned that the SEC had opened a formal order of investigation into the financial accounting and reporting practices of the Company and its affiliates. In response to these developments, the Company’s Board of Directors formed a Special Committee to conduct an internal review into the Company’s financial accounting and reporting for the fiscal year ended March 3, 2001 and the ten-month transition period ended December 29, 2001. The Special Committee appointed the law firm of Ropes & Gray to conduct the internal review, and Ropes & Gray hired the forensic accounting group of Deloitte & Touche LLP to assist with the internal review. The Company has incurred costs of approximately $16.2 million related to the internal review through October 2002. The Special Committee has completed the internal review, and the Company has restated its financial statements for the fiscal year ended March 3, 2001, the fiscal quarters within that fiscal year, and the first three fiscal quarters within the ten-month transition period ended December 29, 2001. The principal adjustments to restate the financial statements for the fiscal quarters within the fiscal year ended March 3, 2001 and the first three quarters within the ten-month transition period ended December 29,

ENTERASYS NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Ten months ended December 29, 2001 and years ended March 3, 2001 (restated) and February 29, 2000

2001 are discussed in Note 30. The principal adjustments to restate the financial statements for the seven months ended September 29, 2001 and the fiscal year ended March 3, 2001 are as follows:

Sales/Investment Transactions

      The Company entered into a number of transactions in which it made an investment in a customer in exchange for cash and/or our products and services. The amounts originally recorded by the Company relating to a number of these transactions were in error. The Company reviewed all investment transactions and corrected the amount recorded for each transaction for which an error was noted. In making those corrections, the investment value and the amount of revenue recorded by the Company was determined based upon the nature of the transaction and fair value of the investment instrument received. When it was not appropriate to recognize revenue, the Company recorded the difference between the cost of the consideration given and the fair value of the investment received as other expense. The fair value of the investment in these instances was limited to the cost of the product given. These corrections resulted in a reduction to reported investments and revenue of $21.3 million (unaudited) and $25.2 million (unaudited), respectively, for the seven months ended September 29, 2001, and $29.2 million and $22.2 million, respectively, for the fiscal year ended March 3, 2001. The Company also increased other expense, net by $17.1 million (unaudited) and $13.0 million, respectively, for the seven months ended September 29, 2001 and the fiscal year ended March 3, 2001.

Asia Pacific and Latin America Distributors

      As a result of the internal review, the Company determined that beginning in the fiscal year ended March 3, 2001 practices related to several distributor relationships in the Asia Pacific and Latin America regions were such that, with respect to sales to these distributors, the Company should not recognize revenue until the distributor has paid the Company. As a result of these findings, and in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” the Company restated sales to such distributors in these two regions to a cash basis methodology. This resulted in a reduction to reported revenue of $27.9 million (unaudited) for the seven months ended September 29, 2001 and $22.0 million for the fiscal year ended March 3, 2001.

Pricing Allowances

      In the course of the internal review, the Company identified certain pricing allowances extended to customers that had not been recorded by the Company in the appropriate period. The impact of correcting these errors resulted in a reduction to reported revenue of $7.9 million (unaudited) for the seven months ended September 29, 2001 and $5.8 million for the fiscal year ended March 3, 2001.

Return Rights

      The Company determined that sales reserves established to account for future product returns in certain cases did not properly take into consideration all relevant information available at the time the estimates were made, and as a result, the Company has adjusted reserves for certain periods. The impact of correcting for these errors resulted in an increase to reported revenue of $4.9 million (unaudited) for the seven months ended September 29, 2001 and a reduction of $5.9 million for the fiscal year ended March 3, 2001.

Other Revenue Corrections

      The Company determined that other reductions to revenue for the seven months ended September 29, 2001 and the fiscal year ended March 3, 2001 were required to correct previously reported amounts

ENTERASYS NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Ten months ended December 29, 2001 and years ended March 3, 2001 (restated) and February 29, 2000 including premature recognition of revenue associated with incomplete integration projects and software arrangements aggregating $4.7 million (unaudited) and $6.4 million, respectively, barter transactions of $3.4 million (unaudited) and $0.8 million, respectively, and other miscellaneous transactions aggregating $14.5 million (unaudited) and $10.6 million, respectively. In addition, as a result of premature recognition of intermediary shipments as revenue, the Company recorded an increase to revenue of $4.0 million (unaudited) for the seven months ended September 29, 2001 and a decrease of $4.0 million for the year ended March 3, 2001.

Cost of Revenues

      Cost of revenues were reduced by $21.5 million (unaudited) in the seven months ended September 29, 2001 and $26.0 million in the fiscal year ended March 3, 2001, primarily as a result of the foregoing adjustments reducing revenue.

Operating Expenses

      Operating expenses were decreased by $2.2 million in the seven months ended September 29, 2001, and increased $2.5 million in the fiscal year ended March 3, 2001, primarily as a result of expenses not properly recorded in Latin America as well as errors associated with the recognition of cooperative marketing expenses.

Discontinued Operations

      The loss from discontinued operations was increased by $16.4 million (unaudited) in the seven months ended September 29, 2001, and $4.3 million in the fiscal year ended March 3, 2001, primarily due to revenue reductions of $6.8 million (unaudited) and $5.8 million, respectively. These revenue reductions related primarily to sales/investment transactions and return rights as discussed above.

Balance Sheet

      The balance sheet impact at March 3, 2001 of correcting the revenue items discussed above decreased accounts receivable by $13.3 million, increased inventory by $11.1 million and decreased investments by $33.5 million. Other balance sheet corrections included a $30.5 million decrease in cash and cash equivalents and a $4.1 million decrease in accounts payable to properly record outstanding checks and to record deposits in transit, a $4.1 million decrease in prepaid expenses to write-off previously capitalized period costs, a $2.9 million increase in intangible assets, a $5.6 million increase in accrued expenses to correct product credits and other current liabilities and a $4.3 million increase in deferred revenue.

Cash Flow

      The restatements to the consolidated balance sheet as of March 3, 2001 and to the consolidated statement of operations for the year ended March 3, 2001 account for substantially all of the changes to the consolidated statement of cash flows for the year ended March 3, 2001.

ENTERASYS NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Ten months ended December 29, 2001 and years ended March 3, 2001 (restated) and February 29, 2000

      The following table outlines the effect of these adjustments on the fiscal year ended March 3, 2001 as well as the reclassification of discontinued operations as discussed in Note 4:

	Consolidated Statements of Operations

	Year ended March 3, 2001

	Per March 3,
	2001 Form	Discontinued
	10-K	Operations	Restatement	As Restated

	(In thousands)
Net revenue	$1,071,453	$(210,053)	$(77,695)	$783,705
Gross margin	$513,103	$(124,171)	$(51,729)	$337,203
Loss from continuing operations available to common shareholders	$(628,901)	$72,040	$(71,559)	$(628,420)
Loss from discontinued operations	$—	$(72,040)	$(4,266)	$(76,306)
Net loss available to common shareholders	$(628,901)	$—	$(75,825)	$(704,726)
Basic and diluted loss per common share:
Loss from continuing operations available to common shareholders	$(3.40)	$0.39	$(0.39)	$(3.40)
Discontinued operations	—	(0.39)	(0.02)	(0.41)

Net loss available to common shareholders	$(3.40)	$—	$(0.41)	$(3.81)

	Consolidated Balance Sheet

	At March 3, 2001

	Per March 3,
	2001 Form	Discontinued
	10-K	Operations	Restatement	As Restated

	(In thousands)
Assets from continuing operations	$1,912,109	$(405,136)	$(67,434)	$1,439,539
Net assets of discontinued operations	—	296,441	(2,466)	293,975

Total assets	$1,912,109	$(108,695)	$(69,900)	$1,733,514
Total liabilities	$512,485	$(108,695)	$5,816	$409,606
Redeemable convertible preferred stock	$109,589	$—	$—	$109,589
Total stockholders’ equity	$1,290,035	$—	$(75,716)	$1,214,319

3.     Summary of Significant Accounting Policies

Principles of Consolidation

      The consolidated financial statements include the accounts of Enterasys Networks, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements and related notes have been reclassified to reflect the results of Aprisma, Riverstone and GNTS as discontinued operations.

Fiscal Year-End

      On September 28, 2001, the Company’s Board of Directors amended the by-laws to change the Company’s fiscal year-end from the Saturday closest to the last day in February of each year to the Saturday closest to the last day in December of each year. The Company has filed this Form 10-K for the

ENTERASYS NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Ten months ended December 29, 2001 and years ended March 3, 2001 (restated) and February 29, 2000 ten-month transition period ended on December 29, 2001. References to fiscal years 2001 and 2000 represent the fiscal years ended March 3, 2001 and February 29, 2000, respectively. The ten-month transition period ended December 29, 2001 is noted as such, or as transition year 2001.

      The Company has not included comparable ten-month unaudited financial information for the period March 1, 2000 to December 30, 2000 because it was impracticable to do so due to certain inherent limitations in the Company’s interim monthly closing process and the complexity of the restatement of the Company’s fiscal 2001 financial statements discussed in Note 2.

Cash and Cash Equivalents

      Cash and cash equivalents consist of all highly liquid investments with an original or remaining maturity of 90 days or less. Cash and cash equivalents are carried at cost, which approximates fair value.

Marketable Securities

      Held-to-maturity securities are those financial instruments that the Company has the ability and intent to hold until maturity. Held-to-maturity securities are recorded at amortized cost, adjusted for amortization and accretion of premiums and discounts. Due to the nature of the Company’s marketable securities and the resulting low volatility, the difference between fair value and amortized cost is not material.

      Available-for-sale securities are recorded at fair value. Unrealized gains and losses net of the related tax effect on available-for-sale securities are reported in accumulated other comprehensive income, a component of stockholders’ equity, until realized. The estimated market values of investments are based on quoted market prices as of the end of the reporting period.

      Investments described below under the heading “Investments” are not included in marketable securities.

Allowance for Doubtful Accounts

      The Company estimates the collectibility of its accounts receivable and the related amount of bad debts that may be incurred in the future. The allowance for doubtful accounts results from an analysis of specific customer accounts, historical experience, customer concentrations, credit ratings and current economic trends.

Investments

      The Company has certain minority investments in debt and equity securities of companies that were acquired for cash and in non-monetary transactions whereby the Company exchanged inventory or product credits for preferred or common stock or convertible notes. The Company records cash investments at cost and, for non-monetary transactions, generally at the fair value of the instrument received, using the most objectively determinable basis from among a variety of methods and data sources. Methods and data sources used to value non-monetary transactions include quoted market prices for publicly traded securities, cash financing rounds with outside investors completed near the date of the Company’s investment, and third party valuations or appraisals. These investments are accounted for under the cost method and are included in investments on the Company’s balance sheet. The carrying value of investments approximate fair value.

      The Company also invests in venture capital funds which are accounted for under the equity method of accounting.

ENTERASYS NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Ten months ended December 29, 2001 and years ended March 3, 2001 (restated) and February 29, 2000

Revenue Recognition

      The Company’s revenue is comprised of: (1) product revenue, which includes revenue from sales of the Company’s switches and routers, other network equipment and software and (2) services revenue, which includes revenue from maintenance, installation, and system integration services. The Company’s revenue recognition policy follows SAB No. 101 and Statement of Position (“SOP”) No. 97-2 “Software Revenue Recognition,” as amended by SOP No. 98-9 “Modification of SOP No. 97-2, Software Recognition, With Respect to Certain Transactions.” The Company generally recognizes product revenue from its end-user and reseller customers at the time of shipment, provided that persuasive evidence of an arrangement exists, the price is fixed or determinable and collectibility of sales proceeds is reasonably assured. When significant obligations remain after products are delivered, such as for system integration or customer acceptance, revenue and related costs are deferred until such obligations are fulfilled. Revenue from service obligations under maintenance contracts is deferred and recognized on a straight-line basis over the contractual period, which is typically 12 months. Beginning in September 2001, the Company determined that it could no longer estimate the amount of future product returns from certain stocking distributors located in the United States and Europe. The Company now recognizes revenue from these distributors when the distributors ship the Company’s product to their customers. The Company records payments from distributors as billings in excess of revenues when distributors pay for product in advance of shipment to the end-user. Beginning in fiscal year 2001, the Company began recording revenue from certain distributors and resellers located in Asia Pacific and Latin America when the distributor has paid the Company due to existing practices related to the distributor/reseller relationships.

      The Company has periodically sold products and services to customers in exchange for minority investments, in the form of debt or equity securities in the customers. In some instances, the Company issued product credits, or the right to purchase the Company’s product, which, when used, were exchanged for debt or equity securities of the customer and in other cases, the Company invested cash which was then used by the investee company to purchase product. The amount of revenue recorded by the Company was determined based upon the nature of the transaction and fair value of the investment instrument received. When it was not appropriate to recognize revenue, the Company recorded the difference between the cost of the consideration given and the fair value of the investment received as other expense. The fair value of the investment in these instances was limited to the cost of the product given.

      The Company provides an allowance for sales returns based on return policies and return rights granted to its customers and historical returns. The Company also provides for pricing allowances in the period when granted. These allowances have been recorded as a reduction of net revenue in the accompanying consolidated statements of operations.

Financial Instruments and Concentration of Credit Risk

      Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash equivalents, short-term investments, long-term investments, notes and accounts receivable. The Company seeks to reduce credit risk on financial instruments by investing in high credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer or fund. Exposure to customer credit risk is controlled through credit approvals, credit limits, continuous monitoring procedures and establishment of an allowance for doubtful accounts when deemed necessary.

      The carrying amounts of cash, cash equivalents, trade receivables, accounts payable and accrued expenses approximate the fair value because of the short maturity of these financial instruments.

      Several major international financial institutions are counterparties to the Company’s financial instruments. It is Company practice to monitor the financial standing of these counterparties and limit the

ENTERASYS NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Ten months ended December 29, 2001 and years ended March 3, 2001 (restated) and February 29, 2000 amount of exposure with any one institution. The Company may be exposed to credit loss in the event of nonperformance by the counterparties to these contracts, but believes any such loss is unlikely and would not be material to its financial position and results of operations.

      The Company has utilized derivative financial instruments, principally forward exchange contracts and options, to reduce foreign currency exposures arising from its international operations. The Company had no foreign exchange or option contracts outstanding at December 29, 2001. At March 3, 2001, the Company had forward exchange contracts and purchased option contracts, all having maturities of less than two years, with a notional amount of $14.2 million (forward contracts were $9.2 million and option contracts were $5.0 million). The estimated fair value of the Company’s option and forward contracts reflects the estimated amounts the Company would receive or pay to terminate the contracts at the reporting dates, thereby taking into account the current unrealized gains and losses on open contracts.

      For the ten months ended December 29, 2001, Azlan Group PLC, a European distributor, accounted for approximately 13% of net revenue. For the fiscal year ended March 3, 2001, no individual customer accounted for greater than 10% of the Company’s revenue. For the fiscal year ended February 29, 2000, one customer, Compaq, accounted for approximately 16% of net revenue.

Inventories

      Inventories are reported at the lower of cost or market. Costs are determined at standard that approximates actual cost on a first-in, first-out (“FIFO”) method. The Company provides for excess and obsolete inventory using a reserve methodology based primarily on forecasts of future demand.

Property, Plant and Equipment

      Property, plant and equipment are reported at cost. Depreciation is provided on a straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the lives of the related assets or the term of the lease. Repairs and maintenance costs are expensed as incurred.

Intangible Assets

      Intangible assets consist of goodwill and other intangible assets acquired in business combinations and are reported at cost less accumulated amortization. Amortization of these intangible assets is provided on a straight-line basis over the respective useful lives that range from three to ten years. Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for as purchases.

Accounting for Impairments

Long-lived Assets and Goodwill

      Long-lived assets are comprised of intangible assets and property, plant and equipment. The Company assesses the impairment of identifiable intangibles, fixed assets and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable through projected undiscounted cash flows expected to be generated by the asset or the business from which the goodwill was generated.

      When the Company determines that the carrying value of intangible assets, fixed assets and related goodwill may not be recoverable, the Company measures impairment by the amount by which the carrying value of the asset or goodwill exceeds the related fair value. Estimated fair value is generally based on a

ENTERASYS NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Ten months ended December 29, 2001 and years ended March 3, 2001 (restated) and February 29, 2000 projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the business underlying the asset in question.

      On December 30, 2001, Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” became effective for the Company and as a result, the Company will cease to amortize approximately $14.6 million of goodwill. The Company had recorded approximately $24.9 million of amortization on these amounts during 2001. In lieu of amortization, the Company is required to perform a transitional impairment review of goodwill as of December 30, 2001 and an annual impairment review thereafter. The Company is presently assessing the impact of the transitional impairment review.

Investments

      The Company reviews investments for potential impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Such events include declines in the investees’ stock price in new rounds of financing, market capitalization relative to book value, bankruptcy or insolvency, and deterioration in the financial position or results of operations. Appropriate reductions in carrying value are recognized in the consolidated statements of operations.

Research and Development Costs and Software Costs

      Expenditures related to the development of new products, including significant improvements and refinements to existing products and the development of software, are expensed as incurred, unless they are required to be capitalized. Software development costs are required to be capitalized beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. The Company’s current process for developing software is essentially completed concurrently with the establishment of technological feasibility; accordingly, no costs have been capitalized to date.

      With respect to acquisitions, at the date of acquisition or investment, the Company evaluates the components of the purchase price of each acquisition or investment to identify amounts allocable to in-process research and development. Upon completion of acquisition accounting and valuation, the Company charges such amounts to expense if technological feasibility had not been reached at the acquisition date and the technology has no alternative future use.

Stock-Based Compensation Plans

      As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company measures compensation cost in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no accounting recognition is given to stock options granted to employees of the Company at fair market value until the options are exercised. Upon exercise, the Company credits the net proceeds, including income tax benefits realized (if any), to equity. The pro forma impact on earnings, based on the fair value of options and shares granted has been disclosed in the Notes to the consolidated financial statements as required by SFAS No. 123. For fixed awards issued below fair market value with pro-rata vesting, the Company utilizes straight-line amortization over the vesting period for up to four years. Equity instruments issued to non-employees are accounted for in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force Abstract (“EITF”) No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services”.

ENTERASYS NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Ten months ended December 29, 2001 and years ended March 3, 2001 (restated) and February 29, 2000

Income Taxes

      The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income during the period that includes the enactment date. The Company recognizes a valuation allowance if it anticipates that it may not realize some or all of a deferred tax asset.

      The Company has permanently reinvested earnings of its foreign subsidiaries and, therefore has not provided for United States (“U.S.”) income taxes that could result from the remittance of such earnings. The unremitted earnings at December 29, 2001 and March 3, 2001 amounted to approximately $206.7 million and $201.8 million, respectively. Furthermore, any taxes paid to foreign governments on those earnings may be used, in whole or in part, as credits against U.S. tax on any dividends distributed from such earnings. It is not practicable to estimate the amount of unrecognized deferred U.S. taxes on these undistributed earnings.

Net Income (Loss) Per Share

      The Company computes basic net income (loss) per common share by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. The Company computes diluted net income (loss) per common share by dividing net income (loss) to common shareholders by the weighted average number of common shares and all potentially dilutive securities. In periods where the Company reports a loss and inclusion of dilutive securities would therefore be anti-dilutive, the Company excludes dilutive securities from the diluted net income (loss) per common share calculation.

Foreign Currency Translation and Transaction Gains and Losses

      The Company’s international revenues are denominated in either U.S. dollars or local currencies. For those international subsidiaries that use their local currency as their functional currency, assets and liabilities are translated at exchange rates in effect at the balance sheet date and income and expense accounts at average exchange rates during the year. Resulting translation adjustments are reported in accumulated other comprehensive income, a component of stockholders’ equity. Where the U.S. dollar is the functional currency, amounts are recorded at the exchange rates in effect at the time of the transaction and any resulting translation adjustments, which were not material, are recorded in income.

Derivatives

      In the first quarter of transition year 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires that an entity recognize derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

      Upon adoption of SFAS No. 133, the Company recorded a transition adjustment, which resulted in an after-tax increase in net income of $12.7 million related to the Company’s written call options on

ENTERASYS NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Ten months ended December 29, 2001 and years ended March 3, 2001 (restated) and February 29, 2000

Efficient Networks, Inc. (“Efficient”) common stock held as of March 4, 2001. The call options expired in accordance with their terms during the quarter ended June 2, 2001 as part of the acquisition of Efficient by Siemens A.G.. This transition adjustment is reflected in the Company’s results of operations for the ten months ended December 29, 2001 as the cumulative effect of a change in accounting principle.

      During July 2001, the Company amended its securities purchase agreement with the Strategic Investors as discussed in Note 23. As a result, the Riverstone shares received by the Strategic Investors in a spin-off distribution in August 2001 due to their ownership of Series D and E preferred stock are subject to certain restrictions on transfer, and the proceeds from any permitted sale of such shares reduce the liquidation preference and redemption price of the Series D and E preferred stock. As the Company’s potential redemption liability is indexed to the value of securities of an unrelated entity, Riverstone, a financial derivative instrument was established.

Issuance of Subsidiary Stock

      During the fourth quarter of the fiscal year ended March 3, 2001, Riverstone sold stock to unrelated parties at a price in excess of its book value and the Company’s net investment in Riverstone increased. The increase was recorded to additional paid-in capital. The Company did not recognize gains on issuance of Riverstone stock because the planned spin-off was not expected to result in the realization of a gain by the Company.

Use of Estimates

      The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include assessing the fair value of acquired assets, the amount and timing of revenue recognition, the collectibility of accounts and notes receivable, the valuation of fair value investments, the use and recoverability of inventory and tangible and intangible assets, and the amounts of incentive compensation liabilities, accrued restructuring charges, litigation liabilities and contingencies, among others. The Company bases its estimates on historical experience, current conditions and various other assumptions that are believed to be reasonable under the circumstances. The markets for the Company’s products are characterized by rapid technological development, intense competition and frequent new product introductions, all of which could affect the future realizability of the Company’s assets. Estimates and assumptions are reviewed on an on-going basis and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Actual results could differ from those estimates under different assumptions or conditions.

Reclassifications

      In addition to the reclassification due to discontinued operations, certain prior year balances have been reclassified to conform to the current period presentation.

New Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations” which addresses the financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, “Business Combinations,” and SFAS No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises.” SFAS No. 141 requires that all business combinations be accounted for by the purchase method, modifies the criteria for recognizing intangible

ENTERASYS NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Ten months ended December 29, 2001 and years ended March 3, 2001 (restated) and February 29, 2000 assets, and expands disclosure requirements. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. The adoption of SFAS No. 141 has not had a material impact on the consolidated financial statements.

      In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets” which addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, “Intangible Assets.” SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition and after they have been initially recognized in the financial statements. SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but rather tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their useful lives. SFAS No. 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment. In addition, SFAS No. 142 expands the disclosure requirements about goodwill and other intangible assets in the years subsequent to their acquisition. SFAS No. 142 is effective for the Company’s fiscal year ending December 28, 2002. Goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the provisions of SFAS No. 142. Impairment losses for goodwill and indefinite-lived intangible assets that arise due to the initial application of SFAS No. 142 are to be reported as resulting from a change in accounting principle. Subsequent impairment losses are to be included in income from operations. The Company’s annual impairment reviews may result in future periodic write-downs; however, the application of the non-amortization provisions of SFAS No. 142 for goodwill and indefinite life intangibles is expected to result in a reduction in amortization expense of approximately $0.8 million per quarter in fiscal year 2002. The Company is presently assessing the impact of the new impairment rules.

      In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires recognition of asset retirement obligations as a liability rather than a contra-asset. SFAS No. 143 is effective for the Company’s fiscal year ending January 3, 2004. Any impact that adoption will have on the consolidated financial statements will be based on future transactions.

      In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which excludes from the definition of long-lived assets goodwill and other intangibles that are not amortized in accordance with SFAS No. 142. SFAS No. 144 requires long-lived assets disposed of by sale to be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 also expands the reporting of discontinued operations to include components of an entity that have been or will be disposed of rather than limiting such discontinuance to a segment of a business. SFAS No. 144 is effective for the Company’s 2002 fiscal year, and early adoption is encouraged. The Company does not anticipate any adjustment to the book value of its long-lived assets as a result of adopting the provisions of SFAS No. 144.

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145, among other things, rescinds SFAS No. 4, which required all gains and losses from the extinguishment of debt to be classified as an extraordinary item and amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The Company does not expect this statement will have an impact on its consolidated financial statements.

ENTERASYS NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Ten months ended December 29, 2001 and years ended March 3, 2001 (restated) and February 29, 2000

      The Emerging Issues Task Force of the FASB issued EITF No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendors Products.” This EITF is effective for annual and interim financial statements beginning after December 15, 2001. EITF No. 00-25, as further defined by EITF No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” requires among other things, that payments made to resellers by the Company for cooperative advertising, buy-downs and similar arrangements should be classified as reductions to net sales or an increase in selling expenses, depending upon the application of the funds by the customer. The Company adopted this consensus in the first quarter of fiscal year 2002. If this standard had been adopted at December 29, 2001, including required retroactive application to prior periods, net revenue would have been reduced by $23.1 million for the ten month period ended December 29, 2001, $8.7 million for the fiscal years ended March 3, 2001 and $4.2 million for the fiscal year ended February 29, 2000. Cost of revenues would have been reduced by $34.1 million for the ten-month period ended December 29, 2001, $14.7 million for the fiscal year ended March 3, 2001 and $7.0 million for the fiscal year ended February 29, 2000. Selling, general and administrative expenses would have been increased by $11.1 million for the ten-month period ended December 29, 2001, $6.0 million and $2.8 million for the fiscal years ended March 3, 2001 and February 29, 2000, respectively. The above reclassification would have had no impact on net loss or loss per share.

      In July 2002 the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires companies to recognize costs associated with exit or disposal activities when a liability is incurred rather than at the date of a commitment to an exit or disposal plan.

4.     Discontinued Operations

      On July 17, 2001, the Company’s Board of Directors declared a special dividend of the Company’s shares of Riverstone common stock to the Company’s shareholders of record on July 27, 2001, payable on August 6, 2001. On August 6, 2001, the Company distributed its shares of Riverstone common stock to the Company’s shareholders. The distribution ratio was 0.5131 shares of Riverstone common stock for each outstanding share of the Company’s common stock. The Company did not recognize any gain or loss as a result of this transaction. As a result of the distribution of the Company’s Riverstone shares, the Company recorded a non-cash charge to retained earnings of approximately $329.6 million, which reflected the distribution of the net assets and liabilities of Riverstone to stockholders.

      The Company and Riverstone are party to a tax sharing agreement, whereby each entity, for the period of their parent-subsidiary ownership, will reimburse or seek reimbursement from the other for the tax consequences for incremental income or expenses resulting from the filing of amended tax returns. Additionally, the Company and Riverstone are parties to an Asset Contribution Agreement pursuant to which Riverstone is obligated to assume and satisfy liabilities of the Company relating primarily to the business or assets of Riverstone, to the extent that such obligations were not previously assumed by Riverstone.

      The historical results of operations and cash flows of Riverstone and the related balance sheet prior to August 6, 2001 are included in the accompanying consolidated statements of operations, cash flows and balance sheets as discontinued operations. As of August 6, 2001, Riverstone discontinued the use of corporate and other infrastructure services that the Company had previously provided in accordance with a transitional services agreement.

      During July 2001, the Company’s Board of Directors determined to sell a portion of GNTS to a third party, absorb a portion of GNTS, and discontinue the remainder of the GNTS business. The Company and Aprisma assumed certain contracts and employees of GNTS related to customers with whom each of

ENTERASYS NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Ten months ended December 29, 2001 and years ended March 3, 2001 (restated) and February 29, 2000 the Company and Aprisma had ongoing relationships. The Company finalized the sale of a portion of GNTS to the third party during September 2001. As a result, the consolidated financial statements present GNTS as a discontinued operation for all periods presented. During the ten months ended December 29, 2001, the Company recognized as a loss on disposal of GNTS, approximately $41.5 million of expenses, related primarily to severance, office closings and asset write-offs associated with the discontinuation and sale of GNTS. Approximately $23.1 million of these expenses were non-cash charges.

      In August 2001, the Company’s Board of Directors made a determination to distribute Aprisma’s shares to the Company’s stockholders or to otherwise dispose of Aprisma. Accordingly, the consolidated financial statements reflect Aprisma as a discontinued operation for all periods presented. In March 2002, the Company received $70.0 million of cash from Aprisma. On August 9, 2002, the Company completed the sale of Aprisma to a third party for proceeds, net of expenses, of approximately $7.4 million. The Company has recorded in discontinued operations a provision for the loss on sale of Aprisma of $1.3 million for the ten months ended December 29, 2001. This includes Aprisma’s estimated loss from operations of $14.8 million from December 29, 2001 to the disposal date.

      The Company’s discontinued operations included sales to customers in which the Company had investments in debt and equity securities accounted for under the cost method of accounting. These revenues are disclosed separately in the following table as “Revenue from related parties — minority investees.” See Note 28 for further discussion of these transactions.

      The following revenue is recorded in the consolidated statements of operations in loss from discontinued operations.

		Year Ended
	Ten Months Ended
	December 29, 2001	March 3, 2001	February 29, 2000

(In thousands)		(Restated)
Revenue (trade) from discontinued operations	$91,888	$188,705	$104,591
Intercompany revenue — Enterasys, Aprisma, GNTS and Riverstone	11,836	11,119	—
Revenue from related parties — minority investees	22,940	15,590	—

Subtotal	126,664	215,414	104,591
Eliminations	(11,836)	(11,119)	—

Total discontinued operations revenue	$114,828	$204,295	$104,591

      The assets and liabilities of discontinued operations, which consist primarily of cash, receivables and accounts payable are presented in the accompanying consolidated balance sheets, as follows:

	December 29, 2001	March 3, 2001

(In thousands)		(Restated)
Current assets	$63,658	$365,445
Total assets	$106,789	$404,621
Current liabilities	$33,316	$76,079
Net assets of discontinued operations	$70,099	$293,975

ENTERASYS NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Ten months ended December 29, 2001 and years ended March 3, 2001 (restated) and February 29, 2000

5.     Segment and Geographical Information

      SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports. SFAS No. 131 also establishes standards and related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker (“CODM”) in making decisions concerning how to allocate resources and assess performance. The Company’s CODM is its Chief Executive Officer.

      As a result of the Company’s decision to discontinue or dispose of the operations of Riverstone, GNTS and Aprisma, the Company now operates its business as two segments. The Company’s Enterasys segment is in the business of developing, selling and servicing standards-based networking solutions using a switched Ethernet platform. The Company also includes maintenance services relating to non-standards-based products, described below, in the Enterasys segment. The Company currently derives substantially all of its revenues from the sale of these products and related services. In prior years, the Company also developed and sold non-standards-based solutions. Over time, these solutions proved unsuitable for the evolving networking requirements of enterprise customers. As a result, the focus of the Company’s business shifted to its switched Ethernet platform products. Beginning in fiscal 2000, the Company started reducing its marketing and research and development efforts relating to the Company’s non-standards-based products and sold the remaining assets related to these products in September 2000. The Other segment includes the revenue and cost of goods sold relating to non-standards-based products. The Company does not anticipate that its Other segment will generate any future revenue or expense.

      As described in Note 4, the Company has reclassified the results of Aprisma, Riverstone and GNTS as discontinued operations for all periods presented. Previously, the results of Aprisma, Riverstone and GNTS were classified as operating segments. Segment income (loss) from continuing operations before income taxes and cumulative effect of a change in accounting principle excludes corporate expenses, amortization of intangible assets, stock-based compensation, special charges, impairment of intangible assets, interest income and other income (expense). These items are included in the consolidated statements of operations of the Company, and are reflected in the reconciliation of income (loss) from continuing operations before income taxes and cumulative effect of a change in accounting principle.

      The financial information disclosed herein represents all of the material financial information related to the Company’s principal operating segments. One foreign country accounted for approximately 18.4% and 10.4% of total revenue for the ten months ended December 29, 2001 and the fiscal year ended March 3, 2001, respectively. For the fiscal year ended February 29, 2000 no one foreign country accounted for greater than 10% of total revenue. Long-lived assets consist of the net book value of property, plant and equipment, and intangible assets.

		Year Ended
	Ten Months Ended
	December 29, 2001	March 3, 2001	February 29, 2000

(In thousands)		(Restated)
Revenue from unaffiliated customers:
Enterasys	$368,079	$673,949	$621,212
Other	—	69,702	712,462

Total trade revenues	$368,079	$743,651	$1,333,674

ENTERASYS NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Ten months ended December 29, 2001 and years ended March 3, 2001 (restated) and February 29, 2000

		Year Ended
	Ten Months Ended
	December 29, 2001	March 3, 2001	February 29, 2000

(In thousands)		(Restated)
Revenue from minority investees:
Enterasys	$47,184	$40,054	$21,328
Other	—	—	—

Total revenue from minority investees	$47,184	$40,054	$21,328

Total segment revenue:
Enterasys	$415,263	$714,003	$642,540
Other	—	69,702	712,462

Total revenue	$415,263	$783,705	$1,355,002

Segment income (loss) from operations:
Enterasys	$(294,344)	$14,184	$(37,772)
Other	—	(62,229)	182,185

Total segment income (loss) from continuing operations	(294,344)	(48,045)	144,413
Reconciliation:
Corporate expenses	(22,693)	(26,381)	(27,489)
Amortization of intangible assets	(32,366)	(23,176)	(28,952)
Stock-based compensation	(30,572)	(1,442)	—
Special charges	(47,168)	(63,187)	(21,096)
Impairment of intangible assets	(104,147)	(14,104)	(12,318)
Interest income, net	17,672	29,981	18,614
Other income (expense), net	(41,209)	(557,355)	746,282

Income (loss) from continuing operations before income taxes and cumulative effect of a change in accounting principle	$(554,827)	$(703,709)	$819,454

Total Net Revenue by Geography

		Year Ended
	Ten Months Ended
	December 29, 2001	March 3, 2001	February 29, 2000

(In thousands)
	(Restated)
North America	$208,961	$415,148	$865,718
Europe, Middle East and Africa	139,476	214,575	328,709
Asia Pacific	44,945	87,388	113,109
Latin America	21,881	66,594	47,466

Total net revenue	$415,263	$783,705	$1,355,002

ENTERASYS NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Ten months ended December 29, 2001 and years ended March 3, 2001 (restated) and February 29, 2000

Assets by Segment

	December 29, 2001	March 3, 2001

(In thousands)		(Restated)
Enterasys	$716,722	$1,000,194
Other	—	733,320

Total assets	$716,722	$1,733,514

Long-lived Assets by Geography

	December 29, 2001	March 3, 2001

(In thousands)		(Restated)
North America	$93,963	$238,664
Europe, Middle East and Africa	4,521	7,077
Asia Pacific	2,070	2,680
Latin America	1,971	2,913

Total long-lived assets	$102,525	$251,334

6.     Business Combinations

Acquisitions

      All business acquisitions during the 34-month period ending December 29, 2001 have been accounted for using the purchase method. The Company’s consolidated results of operations include the operating results of the acquired companies from their acquisition dates. Acquired assets and liabilities were recorded at their estimated fair values at the acquisition date and the aggregate purchase price plus costs directly attributable to the completion of acquisitions has been allocated to the assets and liabilities acquired.

      On January 31, 2001, the Company acquired Indus River Networks (“Indus River”), a designer and marketer of virtual private networks for enterprise-class customers. In connection with the acquisition, the Company issued 3,641,139 shares of common stock and 45,471 shares of Series C preferred stock to the shareholders of Indus River in exchange for all of the outstanding shares of stock of Indus River. The Series C shares were subsequently converted into common shares of the Company. In addition, the Company assumed outstanding options to purchase Indus River stock, which were converted into options to purchase 406,898 shares of the Company’s common stock and 5,000 shares of the Company’s Series C preferred stock. The Company also assumed outstanding warrants to purchase Indus River stock, which were converted into warrants to purchase 23,472 shares of the Company’s common stock and 293 shares of the Company’s Series C preferred stock

      In connection with the acquisition of Indus River, the Company issued stock options to employees in respect of unvested stock options. See Note 24 for further information regarding stock-based compensation.

      The Company recorded the cost of the acquisition at approximately $187.3 million, including direct costs of $3.2 million. Approximately $25.6 million of the purchase price was allocated to in-process research development and recorded in special charges for the fiscal year ended March 3, 2001. The excess of cost over the estimated fair value of net assets acquired of $156.4 million was allocated to goodwill and other intangible assets and has been amortized on a straight-line basis over periods of three to ten years. The Company’s consolidated results of operations include the operating results of Indus River from the acquisition date.

ENTERASYS NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Ten months ended December 29, 2001 and years ended March 3, 2001 (restated) and February 29, 2000

      The Company recorded a charge of $104.1 million in the fourth quarter of transition 2001 relating to the impairment of goodwill recorded in connection with our acquisition of Indus River Networks. This impairment was primarily due to the complex, proprietary nature of the Indus River VPN architecture, which had to be substantially redesigned in order to conform with emerging industry standards; the introduction of new, low cost VPN products and technologies by a leading provider of network security products who captured a market leadership position in 2001; and abandonment of our development efforts in conjunction with a significant reduction in the acquired workforce in the fourth quarter of transition year 2001. These factors led to significantly lower projections for future sales of products using the Indus River VPN architecture.

      On September 7, 2000, the Company acquired Network Security Wizards, Inc. (“NSW”), a privately held company that develops intrusion detection system technology. Under the terms of the agreement, in exchange for all of the issued and outstanding capital stock of NSW, the Company (i) issued 210,286 shares of its common stock to the two stockholders of NSW, (ii) issued 157,714 shares of its common stock to be held in escrow on behalf of the two stockholders of NSW, subject to forfeiture upon the occurrence of certain events, and (iii) granted 32,000 options to purchase the Company’s common stock.

      In connection with the Company’s acquisition of NSW, the Company agreed to issue 157,714 additional shares of common stock contingent upon future services to be rendered to the Company by certain employees of NSW. These shares of common stock were held in escrow at December 29, 2001. See Note 24 for further information regarding stock-based compensation.

      The Company recorded the cost of the acquisition at approximately $8.3 million, including direct costs of $0.3 million. The cost represents 210,286 shares of common stock at $35.00 per share and 32,000 options, valued at approximately $0.6 million. The excess of cost over the estimated fair value of the net assets acquired of $8.1 million was allocated to goodwill and has been amortized on a straight-line basis over a period of four years.

      There were no acquisitions completed during the ten-month transition period ended December 29, 2001.

      The following table represents the unaudited pro forma results of operations of the Company for the fiscal years ended March 3, 2001 and February 29, 2000 as if acquisitions completed during those years had occurred at the beginning of the applicable fiscal year. These pro forma results include adjustments for the amortization of goodwill and other intangibles and deferred compensation and the elimination of amounts expensed for in-process research and development. They have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made at the beginning of the periods noted or of the results that may occur in the future.

	Year Ended

	March 3, 2001	February 29, 2000

(In thousands, except per share amounts)	(Restated)

	(Unaudited)
Net revenue	$789,136	$1,356,546
Income (loss) from operations	$(246,900)	$44,792
Net income (loss)	$(710,736)	$454,635
Net income (loss) per share basic	$(3.85)	$2.56
Net income (loss) per share diluted	$(3.85)	$2.41

ENTERASYS NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Ten months ended December 29, 2001 and years ended March 3, 2001 (restated) and February 29, 2000

      The purchase price for the acquisitions completed during the fiscal year ended March 3, 2001 was allocated to assets acquired and liabilities assumed based on fair value at the date of the acquisition. The following table summarizes the cash paid, value of equity instruments issued and acquisition costs.

March 3, 2001
(In thousands)
Cash paid for acquisitions	$11,964
Common stock issued	133,694
Preferred stock issued	31,875
Preferred stock options and warrants issued	3,670
Common stock options issued	10,889
Acquisition costs	3,516

Purchase price	$195,608

      The allocation of purchase price including intangible assets is as follows:

March 3, 2001
(In thousands)
Goodwill	$146,583
Assembled work force	700
Patents and developed technology	17,200
In-process research and development	25,600
Other assets, net	5,525

Purchase price	$195,608

Dispositions

      During the fiscal year ended March 3, 2001, the Company completed the sale of its Digital Network Products Group (“DNPG”) division and certain legacy product lines. In exchange for certain inventory, accounts receivable, net fixed assets and related intangible assets, the Company received a $30.0 million note from the buyer. Based on significant uncertainty about the ability to collect the note, the Company recorded a full valuation allowance at the sale date. In addition, as part of the sale, the Company entered into a credit agreement for up to $10.0 million with the buyer. The Company recorded a loss on the sale of DNPG of $143.1 million.

      In December 1999, the Company sold its FlowPoint, Inc. subsidiary to Efficient. From March 1, 1999 through the date of the sale, FlowPoint’s net sales were approximately $34.5 million. Under the terms of the sale, the Company received 13.5 million shares of Efficient common stock, including 6,300 shares of Efficient convertible preferred stock that subsequently converted into 6.3 million shares of Efficient common stock, in exchange for all of the outstanding capital stock of FlowPoint. The common stock was subject to various restrictions on resale.

      The FlowPoint transaction was valued at approximately $946.2 million based upon an independent valuation of the Efficient stock, reflecting a 10% discount from the closing price of the Efficient stock on the NASDAQ as of the sale date. This resulted in a pre-tax gain of approximately $893.7 million.

      On the transaction date, the Company held 26.4% of the outstanding common stock of Efficient on an as-converted basis. Accordingly, the Company deferred 26.4% of the pre-tax gain, or $235.9 million, since through its ownership percentage of Efficient; it effectively still had a 26.4% interest in FlowPoint. Because

ENTERASYS NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Ten months ended December 29, 2001 and years ended March 3, 2001 (restated) and February 29, 2000 the Company had irrevocably relinquished its voting rights on all but 10% of Efficient’s common stock, the Efficient stock has been classified as an available-for-sale security (See Note 11). As the Company sold the Efficient shares, this deferred gain was recognized into income in proportion to the Company’s reduction in its percentage ownership of Efficient. The Company’s effective interest in FlowPoint at the end of the ten-month period ended December 29, 2001 and the years ended March 3, 2001 and February 29, 2000 was 0%, 17.7% and 21.1%, respectively.

      During the years ended March 3, 2001 and February 29, 2000, the Company sold 1.0 million and 2.0 million shares of Efficient common stock, respectively, for net proceeds of approximately $46.6 million and $135.3 million, respectively, and recognized approximately $30.4 and $47.4 million, respectively, of deferred gain to other income. Also during the fiscal year ended March 3, 2001, the Company wrote call options to sell 2.0 million shares of Efficient at a weighted average price of $62.50 and received premiums of approximately $14.0 million which were recorded as a deferred gain. At March 3, 2001, the Company determined that in accordance with SFAS No. 115, the Efficient shares, classified as available-for-sale securities, had experienced an other-than-temporary decline in value. The Company recognized a reduction in value of the Efficient investment of $487.9 million based on the expected realizable value of approximately $23.50 per share. There was an associated reduction in the deferred gain of $111.4 million, which resulted in other expense of $376.5 million during the year ended March 3, 2001.

      During the ten months ended December 29, 2001, the Company sold 2.0 million shares of Efficient common stock and tendered its remaining 8.5 million shares for proceeds of $242.7 million in connection with a tender offer to acquire the outstanding shares of Efficient common stock made by Siemens A.G. In connection with these transactions, the Company recognized the remaining deferred gain of $46.8 million to other income. Additionally, the outstanding call options discussed above expired between March 30, 2001 and December 4, 2001 and the Company recognized the previously recorded deferred gain of $14.0 net of the related transaction costs of $1.3 million as a cumulative effect of a change in accounting principle during the first quarter of transition 2001.

      On February 29, 2000, the Company sold its manufacturing and repair services operations located in Rochester, New Hampshire and Limerick, Ireland to Flextronics for approximately $78.6 million. Flextronics purchased, at net book value, approximately $18.1 million of the Company’s manufacturing related fixed assets including buildings, approximately $60.5 million of inventory, assumed leases on certain leased buildings and acquired 966 manufacturing-related employees. Simultaneously, the Company entered into an agreement with Flextronics to manufacture most of its products. The Company’s original agreement with Flextronics ended on March 1, 2002 and has been extended on a month-to-month basis.

ENTERASYS NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Ten months ended December 29, 2001 and years ended March 3, 2001 (restated) and February 29, 2000

7.      Supplemental Cash Flow Information

      Non-cash transactions were as follows:

	Ten Months	Year Ended
	Ended
	December 29,	March 3,	February 29,
	2001	2001	2000
(In thousands)
Financing activities:
Dividend effect of beneficial conversion feature to preferred stockholders	$—	$16,854	$—
Accretive dividend and accretion of discount on preferred shares	10,347	6,044	—
Common stock issued for businesses acquired	—	133,694	—
Preferred stock, options and warrants issued for businesses acquired	—	103,545	—
Conversion of Series C preferred stock, options and warrants to common stock	35,545	—	—

Total	$45,892	$260,137	$—

Operating activities:
Cash paid (refunds received) for income taxes	$(7,188)	$3,502	$(5,349)

8.     Accounts Receivable

      Accounts receivable are summarized as follows:

	December 29,	March 3,
	2001	2001

(In thousands)		(Restated)
Gross accounts receivable	$125,617	$162,499
Less: Deferred revenue on shipments to stocking distributors	(25,350)	—
Allowance for doubtful accounts	(32,569)	(24,784)

Accounts receivable, net	$67,698	$137,715

      Beginning in September 2001, the Company deferred revenue on product shipments to certain stocking distributors until those distributors have sold the product to their customer. At December 29, 2001, $68.9 million of product shipments had been billed and deferred, of which $25.4 million is reflected as a reduction to accounts receivable and $43.5 million has been collected (or credited) and is included in billings in excess of revenues and customer advances.

ENTERASYS NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Ten months ended December 29, 2001 and years ended March 3, 2001 (restated) and February 29, 2000

9.     Notes Receivable

      Notes receivable consisted of the following:

	December 29,	March 3,
	2001	2001
(In thousands)
Note receivable from distributor	$13,000	$—
Note receivable	30,000	30,000
Credit agreement	8,125	10,000
Less: valuation allowance	(36,125)	(30,000)

Notes receivable, net	15,000	10,000
Less: current portion	(15,000)	(2,125)

Long-term portion of notes receivable	$—	$7,875

Note receivable from distributor

      During the ten months ended December 29, 2001, the Company entered into a promissory note with a customer in which the Company loaned the customer $13.0 million. Interest on this note accrues at a rate of 5.0% per annum compounded daily. Principal and interest are due in full on March 9, 2002. In the second quarter of fiscal year 2002, the Company reached a settlement in which the note was extinguished in exchange for product returns by the distributor.

Note receivable and credit agreement

      A note receivable and credit agreement were issued in connection with the sale of the Company’s DNPG division. Principal amounts of the note receivable are due in installments of $1.875 million on each May 31, August 31, November 30 and February 28 commencing on May 31, 2002 through February 28, 2006. The buyer has the ability to defer each principal payment when due, potentially extending the final maturity of the note to February 28, 2010. The buyer’s first two scheduled payments have been extended. Interest accrues and is due quarterly at a rate of 4.0% per annum. At December 29, 2001 and March 3, 2001, the Company had a valuation allowance for the total amount of the note receivable due to significant uncertainty regarding the likelihood that the Company would receive payments under the note.

      In addition, as part of the sale, the Company entered into a credit agreement for up to $10.0 million with the buyer. Interest under the credit agreement accrues at a rate of 6.50% per annum. Borrowings are subject to a borrowing base, on any date equal to the sum of 80% of eligible accounts receivable and 50% of eligible inventory. Principal payments on the credit agreement are to be made as follows for the indicated fiscal years:

Amount Due

(In thousands)
2002	$2,000
2003	6,125

Total	$8,125

      During the fourth quarter of transition 2001, the Company recorded a valuation allowance of $6.1 million on the credit agreement balance due in 2003 based on significant uncertainty about the Company’s ability to collect the related amounts.

ENTERASYS NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Ten months ended December 29, 2001 and years ended March 3, 2001 (restated) and February 29, 2000

10.     Inventories, net

      Inventories, net consisted of the following:

	December 29,	March 3,
	2001	2001

(In thousands)		(Restated)
Raw materials	$8,130	$3,517
Finished goods	110,084	94,289

Inventories, net	$118,214	$97,806

      The Company has recorded a provision for excess and obsolete inventory of $72.9 million and $44.7 million for the periods ended December 29, 2001 and March 3, 2001, respectively.

      Finished goods at December 29, 2001 include $43.8 million of inventory held by certain distributors as a result of the Company’s decision in September of 2001 to recognize revenue from certain distributors when the distributor ships the Company’s product to their customers.

11.     Marketable Securities

      Marketable securities are summarized as follows at December 29, 2001 and March 3, 2001:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
December 29, 2001
U.S. government and agency obligations	$113,139	$1,205	$(63)	$114,281
U.S. corporate obligations	25,724	891	(4)	26,611
Asset-backed securities	9,642	190	(6)	9,826
State, municipal and county government notes and bonds	16,268	382	—	16,650
Corporate equity securities	403	—	(29)	374
Foreign deposits	35	—	—	35

Total marketable securities	$165,211	$2,668	$(102)	$167,777

Amounts included in cash and cash equivalents	$33,552	$—	$—	$33,552
Amounts included in short-term marketable securities	47,519	22	(9)	47,532
Amounts included in long-term marketable securities	62,094	1,918	(92)	63,920
Amounts included in restricted cash, cash equivalents and marketable securities	22,046	728	(1)	22,773

Total marketable securities	$165,211	$2,668	$(102)	$167,777

ENTERASYS NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Ten months ended December 29, 2001 and years ended March 3, 2001 (restated) and February 29, 2000

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
March 3, 2001 (restated)
U.S. government and agency obligations	$182,123	$1,780	$—	$183,903
U.S. corporate obligations	62,091	1,042	(43)	63,090
Asset-backed securities	15,481	313	—	15,794
State, municipal and county government notes and bonds	54,672	346	(7)	55,011
Corporate equity securities	248,581	—	(2,896)	245,685
Foreign deposits	12,108	—	—	12,108

Total marketable securities	$575,056	$3,481	$(2,946)	$575,591

Amounts included in cash and cash equivalents	$11,096	$—	$—	$11,096
Amounts included in short-term marketable securities	399,700	479	(7)	400,172
Amounts included in long-term marketable securities	141,220	2,581	(2,939)	140,862
Amounts included in restricted cash, cash equivalents and marketable securities	23,040	421	—	23,461

Total marketable securities	$575,056	$3,481	$(2,946)	$575,591

      The contractual maturities of debt securities at December 29, 2001 are as follows:

	Amortized
	Cost	Fair Value

	(In thousands)
Less than one year	$88,919	$89,659
Due in 1-2 years	55,471	57,049
Due in 2-3 years	20,383	20,660

Total	$164,773	$167,368

      Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations.

ENTERASYS NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Ten months ended December 29, 2001 and years ended March 3, 2001 (restated) and February 29, 2000

      The fair value of marketable securities categorized by purpose of investment is as follows:

	Current	Long-Term	Total

	(In thousands)
December 29, 2001
Held-to-maturity	$9,999	$—	$9,999
Available-for-sale	71,085	86,693	157,778

Total marketable securities	$81,084	$86,693	$167,777

March 3, 2001 (restated)
Held-to-maturity	$131,891	$—	$131,891
Available-for-sale	279,377	164,323	443,700

Total marketable securities	$411,268	$164,323	$575,591

      The fair value of the corporate equity securities held at March 3, 2001 relates primarily to the Company’s investment in the common stock of Efficient. Shortly after March 3, 2001, the Company disposed of all of its Efficient shares in the Siemens tender offer described in Note 6.

      At December 29, 2001, and March 3, 2001, $22.8 million and $23.5 million, respectively, of marketable securities were pledged primarily to secure letters of credit.

12.     Property, Plant and Equipment, net

      Property, plant and equipment, net consisted of the following:

			Estimated
	December 29, 2001	March 3, 2001	Useful Life
(In thousands)
Land and land improvements	$1,704	$1,704	15 years
Buildings and building improvements	17,551	25,071	15-40 years
Construction in progress	—	857	—
Equipment	215,516	201,186	1.5-7 years
Furniture and fixtures	11,395	12,159	5 years
Leasehold improvements	15,475	16,633	5 years

Total property, plant and equipment	261,641	257,610
Less accumulated depreciation and amortization	(204,717)	(188,390)

Total property, plant and equipment, net	$56,924	$69,220

      For the ten month period ended December 29, 2001 and the fiscal years ended March 3, 2001 and February 29, 2000, depreciation expense was $25.1 million, $37.0 million and $72.4 million, respectively.

      Buildings and building improvements included $1.5 million of assets held for sale at December 29, 2001.

ENTERASYS NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Ten months ended December 29, 2001 and years ended March 3, 2001 (restated) and February 29, 2000

13.     Intangible Assets

      Intangible assets consisted of the following at December 29, 2001 and March 3, 2001:

	Gross	Accumulated		Net	Estimated
	Intangible	Amortization	Impairments	Intangible	Useful Life

	(In thousands)
December 29, 2001
Goodwill	$146,786	$28,082	$104,147	$14,557	4-10 years
Customer relations	28,600	16,207	—	12,393	8 years
Assembled work force	700	128	—	572	3-10 years
Patents and technologies acquired in business acquisitions	32,200	14,121	—	18,079	3-10 years

Total intangible assets	$208,286	$58,538	$104,147	$45,601

March 3, 2001
Goodwill	$164,013	$7,762	$12,799	$143,452	4-10 years
Customer relations	29,480	14,252	318	14,910	8 years
Assembled work force	700	50	—	650	3-10 years
Patents and technologies acquired in business acquisitions	33,800	9,711	987	23,102	3-10 years

Total intangible assets	$227,993	$31,775	$14,104	$182,114

14.     Accrued Expenses

      Accrued expenses consisted of the following at December 29, 2001 and March 3, 2001:

	December 29, 2001	March 3, 2001

(In thousands)		(Restated)
Salaries and benefits	$31,525	$23,127
Deferred gain on Efficient investment	—	60,769
Accrued restructuring	6,182	1,079
Accrued legal costs	6,721	3,157
Accrued marketing development obligations	15,073	10,140
Other	25,315	56,380

Total accrued expenses	$84,816	$154,652

15.     Commitments and Contingencies

      The Company leases office facilities under non-cancelable operating leases expiring through the year 2018. The leases generally provide for increases based on the consumer price index and increases in real estate taxes. Rent expense associated with operating leases was $12.7 million, $11.8 million and $16.2 million for the ten months ended December 29, 2001 and the fiscal years ended March 3, 2001 and February 29, 2000, respectively.

ENTERASYS NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Ten months ended December 29, 2001 and years ended March 3, 2001 (restated) and February 29, 2000

      Total future minimum lease payments under all non-cancelable operating leases as of December 29, 2001 were as follows for the indicated fiscal years:

Payments

(In thousands)
2002	$13,602
2003	10,146
2004	9,014
2005	7,738
2006	6,397
Thereafter	13,051

$59,948

      In addition, the Company has guaranteed a total of approximately $4.0 million of Aprisma’s lease obligations and related maintenance and management fees through 2012. This guarantee automatically reduces to $3.0 million on February 1, 2009, to $2.0 million on February 1, 2010 and to $1.0 million on February 1, 2011 and terminates on February 1, 2012. The Company is indemnified for any losses it may incur in connection with this guarantee.

      In some instances, customers of the Company received financing for the purchase of equipment from third party leasing organizations and the Company guaranteed the payments of those customers. Most of these guarantees related to the sale of Riverstone equipment. During the ten months ended December 29, 2001 and the fiscal years ended March 3, 2001 and February 29, 2000, the Company made payments of $28.8 million, $0.8 million and $0 million, respectively, related to these guarantees. As of December 29, 2001, the Company had guaranteed payments associated with lease transactions of approximately $13.7 million for which the Company has recorded a reserve for $7.1 million in accrued expenses. In connection with these guarantees, the Company has entered into a standby letter of credit of $9.6 million related to certain third party leasing organizations.

      At December 29, 2001, the Company had non-cancelable purchase commitments of approximately $56.6 million with its contract manufacturers.

      As discussed in Note 23, the Company may be obligated beginning February 23, 2003 to redeem Series D and E preferred stock for the aggregate liquidation preference. At February 23, 2003, the redemption obligation will be $99.4 million less the fair market value of 1,300,000 shares of Riverstone common stock received by the Strategic Investors in connection with the Riverstone spin-off.

      The Company has committed to make up to $20 million of additional future capital contributions to a venture capital fund in which it is already an investor. In the event of future capital calls, the Company could be required to fund some or all of this commitment. If the Company fails to make a required contribution, then its existing investment would be significantly diluted.

ENTERASYS NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Ten months ended December 29, 2001 and years ended March 3, 2001 (restated) and February 29, 2000

16.     Income taxes payable

      Income (loss) before income taxes for continuing operations is summarized as follows:

		Year Ended
	Ten Months Ended
	December 29, 2001	March 3, 2001	February 29, 2000
(In thousands)
Total US domestic income (loss)	$(508,217)	$(680,180)	$791,217
Total foreign subsidiaries income (loss)	(46,610)	(23,529)	28,237

Total income (loss) before income taxes	$(554,827)	$(703,709)	$819,454

      The provision (benefit) for income taxes consists of the following items:

		Year Ended
	Ten Months Ended
	December 29, 2001	March 3, 2001	February 29, 2000
(In thousands)

	(Restated)
Current:
Federal	$(30,251)	$1,785	$54,550
State	4,935	(641)	6,768
Foreign	3,283	4,149	5,951

Total current	(22,033)	5,293	67,269

Deferred:
Federal	82,227	(96,354)	199,020
State	—	(6,565)	50,881
Foreign	48	(561)	15

Total deferred	82,275	(103,480)	249,916

Total income tax expense (benefit)	$60,242	$(98,187)	$317,185

      The following reconciles the effective tax rates to the statutory federal tax rate for continuing operations:

		Year Ended
	Ten Months Ended
	December 29, 2001	March 3, 2001	February 29, 2000

	(Restated)
Statutory federal income tax (benefit) rate	(35.0)%	(35.0)%	35.0%
State income tax, net of federal tax benefit	0.6	(0.7)	4.6
Research and experimentation credit	(0.5)	(0.3)	(0.1)
Municipal income	—	(0.4)	(0.4)
Rate differential on foreign operations	2.8	1.1	(0.4)
Nondeductible goodwill and intangibles	8.9	1.4	0.4
Losses not benefited	39.6	20.0	—
Change in estimate for tax contingencies	(5.5)	—	—
Other	—	(0.1)	(0.4)

Effective tax (benefit) rate	10.9%	(14.0)%	38.7%

ENTERASYS NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Ten months ended December 29, 2001 and years ended March 3, 2001 (restated) and February 29, 2000

      The Company has recorded a valuation allowance against its remaining foreign, federal and state deferred tax assets at December 29, 2001 since management believes that, after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, it is more likely than not that these assets will not be realized.

      The Internal Revenue Service (“IRS”) has proposed federal income tax deficiencies for the years 1994 through 1996, and the Company has made certain prepayments thereon. Although a substantial number of issues for these years have been resolved, certain issues still remain in dispute and are being contested by the Company. Management believes that adequate provision has been made for any adjustments that may result from tax examinations.

      The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 29, 2001 and March 3, 2001 are presented below:

	December 29, 2001	March 3, 2001
(In thousands)
Deferred tax assets:
Accounts receivable	$10,162	$5,396
Inventories	21,208	11,227
Deferred revenue	22,555	—
Property, plant and equipment	6,261	5,628
Other reserves and accruals	35,424	50,653
Acquired research and development	170,447	132,561
Domestic net operating loss carryforwards	152,552	138,838
Foreign net operating loss carryforwards	33,443	27,892

Gross deferred tax assets	452,052	372,195
Valuation allowance	(452,052)	(230,717)

Total deferred tax assets	—	141,478

Deferred tax liabilities:
Deferred gain	—	(59,203)

Total deferred tax liabilities	—	(59,203)

Net deferred tax assets	$—	$82,275

      On March 9, 2002 the President signed into law the Job Creation and Worker Assistance Act of 2002 which extends the net operating loss carryback from 2 to 5 years for losses generated in tax years ending in 2001 and 2002. As a result, during the fiscal year ending December 28, 2002, the Company realized the benefit of $193.2 million and $103.4 million in net operating losses from the ten months ended December 29, 2001 and fiscal year ended March 3, 2001, respectively in the form of a refund of approximately $101.7 million received during the fiscal year ending December 28, 2002. In addition, the Company currently has approximately $110.7 million of prior period taxable income which is available for carryback of losses incurred during the fiscal year ended December 28, 2002. The Company anticipates a refund of approximately $32.5 million during the fiscal year ended January 3, 2004 with respect to these loss-carrybacks.

      At December 29, 2001, the Company had domestic net operating loss (“NOL”) carryforwards for tax purposes of $365.7 million expiring in fiscal 2005 through fiscal 2021. Approximately $53.3 million of this NOL is attributable to the pre-acquisition periods of acquired subsidiaries. The utilization of these NOLs

ENTERASYS NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Ten months ended December 29, 2001 and years ended March 3, 2001 (restated) and February 29, 2000 may be limited pursuant to Internal Revenue Code § 382 as a result of these prior ownership changes. In addition, the Company has $15.8 million of U.S. income tax credit carryforwards as of December 29, 2001, which expire in fiscal years 2019 through 2021.

      The net change in the total valuation allowance for the ten months ended December 29, 2001 and the fiscal year ended March 3, 2001 was an increase of $221.3 million and $204.0 million, respectively. The increase in the valuation allowance for the ten months ended December 29, 2001 relates primarily to federal and state net operating losses and credit carryovers, which may not be realized, as well as the uncertainty for the realization of the remaining short-term deferred tax assets. The increase in the valuation allowance for the fiscal year ended March 3, 2001 relates to the uncertainty for the realization of the long-term deferred tax assets. Subsequently recognized tax benefits relating to valuation allowances for deferred tax assets (if any) will be allocated as follows: $45.4 million to additional paid-in capital which is attributable to the exercise of employee stock options, $5.2 million to goodwill, and $401.5 million to the consolidated statement of operations.

17.     Special Charges

      The components of special charges are as follows:

		Year Ended
	Ten Months Ended
	December 29, 2001	March 3, 2001	February 29, 2000
(In thousands)
In-process research and development related to an acquisition	$—	$25,600	$—
Transformation charges	24,461	13,258	—
Restructuring charges:
Fixed assets	2,170	13,512	7,947
Severance benefits	17,874	10,650	8,718
Facility exit costs	2,663	1,667	4,431
Reversal of prior year charge	—	(1,500)	—

Total restructuring charges	22,707	24,329	21,096

Total special charges	$47,168	$63,187	$21,096

      In the second quarter of the ten months ended December 29, 2001, the Company recorded special charges of $24.5 million related to the transformation of Cabletron’s business. The transformation-related charges include investment banking, legal and accounting fees related to the establishment of the Enterasys Subsidiary, Riverstone, Aprisma and GNTS as stand-alone entities and the Riverstone spin-off.

      Also during the second quarter of the ten months ended December 29, 2001, the Company recorded restructuring charges of $10.3 million to reduce the expense structure of the Company. These charges reflected the write-down of a vacant office building in Rochester, NH to its estimated fair value of $1.5 million, exit costs associated with the planned closure of eight sales offices worldwide and executive severance costs. The exit costs that the Company incurred related primarily to long-term lease commitments which will be paid out over several years.

      In the fourth quarter of the ten months ended December 29, 2001, the Company recorded a restructuring charge of $12.4 million for employee severance costs associated with the reduction of approximately 400 individuals from the Company’s global workforce. The reduction in the global workforce

ENTERASYS NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Ten months ended December 29, 2001 and years ended March 3, 2001 (restated) and February 29, 2000 involved principally sales, engineering and administrative personnel and has also included targeted reductions impacting most functions within the Company.

      The Company recorded special charges of $13.3 million for the year ended March 3, 2001 for professional fees associated with the transformation of Cabletron’s business.

      In the first quarter of the fiscal year ended March 3, 2001, the Company recorded restructuring charges of $25.8 million. These charges reflected the expected sale of an office building in Rochester, NH, exit costs associated with the planned closure of 20 sales offices worldwide, the write-off of certain assets that were not required subsequent to the transformation of the Company and the planned reduction of approximately 570 individuals from the Company’s global workforce. The reduction in the global workforce involved principally sales, engineering and administrative personnel and has also included targeted reductions impacting most functions within the Company. The exit costs that the Company incurred related primarily to long-term lease commitments.

      On January 31, 2001, the Company acquired Indus River Networks (“Indus River”), a designer and marketer of virtual private networks for enterprise-class customers. In connection with the acquisition, approximately $25.6 million of the purchase price was allocated to in-process research development and recorded in special charges for the fiscal year ended March 3, 2001.

      In the first quarter of the fiscal year ended February 29, 2000, the Company recorded $21.1 million of restructuring charges. These charges reflected the closure of the Company’s manufacturing facility in Ohio, the planned closure of 40 sales offices worldwide, the consolidation and outsourcing of manufacturing operations and the write-off of certain assets that were not required subsequent to the restructuring and the reduction of approximately 1,000 individuals from the Company’s global workforce. The reduction in the global workforce was principally manufacturing and distribution personnel but also included targeted reductions impacting most functions within the Company. The Company incurred exit costs related primarily to long-term lease commitments which were paid out over several years and repayments of economic development grants. This initiative was intended to reduce the expense structure of the Company. These actions were completed during the first quarter of the fiscal year ended March 3, 2001, at which time a favorable adjustment of $1.5 million was recorded. This restructuring plan was undertaken after the Company had decided to outsource its manufacturing operations. An adjustment to the original charge was required because the Company signed an agreement to sell its manufacturing assets to a different acquirer than originally planned. This acquirer, Flextronics, hired more personnel than originally estimated.

ENTERASYS NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Ten months ended December 29, 2001 and years ended March 3, 2001 (restated) and February 29, 2000

      The following table summarizes accrued restructuring costs through December 29, 2001. Information in the following table pertaining to fiscal year 2001 and the first fiscal quarters of transition 2001 is restated.

	Accrued Restructuring Charges

	Severance	Facility Exit
	Benefits	Costs	Total

	(In thousands)
Fiscal year 2000 charges	$8,718	$4,431	$13,149
Cash payments	(6,634)	(1,162)	(7,796)
Disposals	—	—	—

Balance, February 29, 2000.	2,084	3,269	5,353
Fiscal year 2001 charges	10,650	1,667	12,317
Cash payments	(10,294)	(4,797)	(15,091)
Disposals	—	—	—
Reversal of prior year charge	(1,500)	—	(1,500)

Balance, March 3, 2001.	940	139	1,079
Second quarter transition year 2001 charges	5,471	2,663	8,134
Fourth quarter transition year 2001 charges	12,403	—	12,403
Cash payments	(14,862)	(572)	(15,434)

Balance, December 29, 2001	$3,952	$2,230	$6,182

ENTERASYS NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Ten months ended December 29, 2001 and years ended March 3, 2001 (restated) and February 29, 2000

18.     Other Income (Expense), Net

      The following schedule reflects the components of other income (expense), net:

		Year Ended
	Ten Months Ended
	December 29, 2001	March 3, 2001	February 29, 2000

(In thousands)
	(Restated)
Impairment of investments	$(65,901)	$(17,178)	$—
Loss on exchange of products for investments	(17,086)	(13,018)	—
Transactions related to Flowpoint and Efficient:
Gain on sale of Flowpoint	—	—	657,727
Recognition of deferred gain on Efficient investment	46,778	30,384	47,363
Other than temporary decline of Efficient investment	—	(376,456)	—
Other than temporary decline in available for sale securities, excluding Efficient investment	(1,712)	(18,100)	—
Loss on sale of DNPG division	—	(143,108)	—
Write-down of note receivable	(6,125)	—	—
Other income recognized from amended Digital/Compaq agreement	—	—	37,200
Unrealized gain on Riverstone stock derivative	4,020	—	—
Net gain (loss) on sale of available for sale securities	4,062	(21,380)	4,621
Other	(5,245)	1,501	(629)

Total other income (expense)	$(41,209)	$(557,355)	$746,282

ENTERASYS NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Ten months ended December 29, 2001 and years ended March 3, 2001 (restated) and February 29, 2000

19.     Comprehensive Income (Loss)

      The Company’s total comprehensive income (loss) was as follows:

		Year Ended
	Ten Months Ended
	December 29, 2001	March 3, 2001	February 29, 2000

(In thousands)		(Restated)
Net income (loss)	$(704,284)	$(681,828)	$464,271
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	3,725	(1,254,870)	899,284
Foreign currency translation adjustment	866	762	(1,041)
Reclassification adjustment for gains (losses) on available-for-sale securities included in net income	—	394,483	(40,811)
Income tax benefit (expense)	(1,490)	344,311	(343,134)

Total comprehensive income (loss)	$(701,183)	$(1,197,142)	$978,569

      Income tax (expense) benefit in the years ended December 29, 2001, March 3, 2001 and February 29, 2000 is allocated as follows: $(1.5) million, $502.6 million and $(359.7) million to unrealized gain (loss) on available-for-sale securities and $(158.3) million and $16.6 million to reclassification adjustments for gains (losses) on available-for-sale securities, for the years ended March 3, 2001 and February 29, 2000, respectively.

      The accumulated comprehensive income as of December 29, 2001 and March 3, 2001 consists of the following:

	Ten Months Ended
	December 29, 2001

	Gross	Tax	Net of
	Item	Effect	Tax

	(In thousands)
Unrealized gain (loss) on available for sale securities	$4,082	$(1,632)	$2,450
Foreign currency translation adjustment	27	—	27

Total accumulated comprehensive income	$4,109	$(1,632)	$2,477

	Year Ended March 3, 2001

	Gross	Tax	Net of
	Item	Effect	Tax

	(In thousands)
Unrealized gain (loss) on available for sale securities	$357	$(142)	215
Foreign currency translation adjustment	(839)	—	(839)

Total accumulated comprehensive income	$(482)	$(142)	$(624)

ENTERASYS NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Ten months ended December 29, 2001 and years ended March 3, 2001 (restated) and February 29, 2000

20.     Net Income (Loss) Per Share

      The reconciliation of the numerators and denominators of the basic and diluted income (loss) per common share computations for the Company’s reported net income (loss) is as follows:

	Ten Months	Year Ended
	Ended
	December 29,2001	March 3, 2001	February 29, 2000

(In thousands, except per share amounts)
	(Restated)
Income (loss) from continuing operations	$(615,069)	$(605,522)	$502,269
Effect of preferred shares	(10,347)	(22,898)	—

Income (loss) from continuing operations available to common shareholders	(625,416)	(628,420)	502,269
Discontinued operations:
Operating loss	(59,124)	(76,306)	(37,998)
Loss on disposal	(42,782)	—	—
Cumulative effect of a change in accounting principle	12,691	—	—

Net income (loss) available to common shareholders	$(714,631)	$(704,726)	$464,271

Weighted average number of common shares outstanding — basic	192,743	184,770	177,541
Dilutive effect:
Contingent shares per acquisition agreement	—	—	2,672
Net additional common shares upon exercise of common stock options	—	—	8,405

Weighted average number of common shares outstanding — diluted	192,743	184,770	188,618

Basic income (loss) per common share:
Income (loss) from continuing operations available to common shareholders	$(3.24)	$(3.40)	$2.83
Discontinued operations:
Operating loss	$(0.31)	$(0.41)	$(0.21)
Loss on disposal	$(0.22)	$—	$—
Cumulative effect of a change in accounting principle	$0.07	$—	$—
Net income (loss) available to common shareholders	$(3.71)	$(3.81)	$2.62

ENTERASYS NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Ten months ended December 29, 2001 and years ended March 3, 2001 (restated) and February 29, 2000

	Ten Months	Year Ended
	Ended
	December 29,2001	March 3, 2001	February 29, 2000

(In thousands, except per share amounts)
	(Restated)
Diluted income (loss) per common share:
Income (loss) from continuing operations available to common shareholders	$(3.24)	$(3.40)	$2.66
Discontinued operations:
Operating loss	$(0.31)	$(0.41)	$(0.20)
Loss on disposal	$(0.22)	$—	$—
Cumulative effect of a change in accounting principle	$0.07	$—	$—
Net income (loss) available to common shareholders	$(3.71)	$(3.81)	$2.46

      For the ten months ended December 29, 2001 and the fiscal year ended March 3, 2001, options to purchase 35,727,588 and 11,767,580 shares of common stock were outstanding but were not included in the calculation of diluted earnings per share since the effect was anti-dilutive. Also excluded for the ten months ended December 29, 2001 were 7.4 million warrants held by the Strategic Investor.

21.     Legal Proceedings

      Described below are material legal proceedings in which the Company is involved.

      Securities Class Action in the District of Rhode Island. Between October 24, 1997 and March 2, 1998, nine shareholder class action lawsuits were filed against the Company and certain of its officers and directors in the United States District Court for the District of New Hampshire. By order dated March 3, 1998 these lawsuits, which are similar in material respects, were consolidated into one class action lawsuit, captioned In re Cabletron Systems, Inc. Securities Litigation (C.A. No. 97-542-SD). The case has been transferred to the District of Rhode Island. The complaint alleges that the Company and several of its officers and directors disseminated materially false and misleading information about the Company’s operations and acted in violation of Section 10(b) and Rule 10b-5 of the Exchange Act during the period between March 3, 1997 and December 2, 1997. The complaint further alleges that certain officers and directors profited from the dissemination of such misleading information by selling shares of the Company’s common stock during this period. The complaint does not specify the amount of damages sought on behalf of the class. In a ruling dated May 23, 2001, the District Court dismissed this complaint with prejudice. The plaintiffs appealed that ruling to the First Circuit Court of Appeals, and, in a ruling issued on November 12, 2002, the Court of Appeals reversed and remanded the case to the District Court for further proceedings. If the plaintiffs prevail on the merits of this case, we could be required to pay substantial damages.

      Securities Class Action in the District of New Hampshire. Between February 7 and April 9, 2002, six class action lawsuits were filed in the United States District Court for the District of New Hampshire. Defendants are the Company, former chairman and chief executive officer Enrique Fiallo and former chief financial officer Robert Gagalis. By orders dated August 2, 2002 and September 25, 2002, these lawsuits, which are similar in material respects were consolidated into one class action lawsuit, captioned In re Enterasys Networks, Inc. Securities Litigation (C.A. No. 02-CV-71). The complaints allege violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder. Plaintiffs allege that during periods spanning from as early as August, 2001 through February, 2002, defendants issued materially false and misleading financial statements and press releases that overstated the Company’s revenues, income, and earnings per share, because the Company purportedly recognized revenue in violation of generally

ENTERASYS NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Ten months ended December 29, 2001 and years ended March 3, 2001 (restated) and February 29, 2000 accepted accounting principles (“GAAP”) and the Company’s own accounting policies in connection with transactions in the Company’s Asia Pacific region. The complaints seek unspecified compensatory damages in favor of the plaintiffs and the other members of the purported class against all of the defendants, jointly and severally. By order of the court, the Company has not yet been required to file a responsive pleading. If plaintiffs prevail on the merits of the case, the Company could be required to pay substantial damages.

      Shareholder Derivative Action in State of New Hampshire. On February 22, 2002, a shareholder derivative action was filed on the Company’s behalf in the Superior Court of Rockingham County, State of New Hampshire. The suit is captioned Nemes v. Fiallo, et al. Individual defendants are former chairman and chief executive officer Fiallo and certain members of the Company’s Board of Directors. Plaintiffs allege that the individual defendants breached their fiduciary duty to shareholders by causing or allowing the Company to conduct its business in an unsafe, imprudent, and unlawful manner and failing to implement and maintain an adequate internal accounting control system. Plaintiffs allege that this breach caused the Company to improperly recognize revenue in violation of GAAP and the Company’s own accounting policies in connection with transactions in the Company’s Asia Pacific region, and that this alleged wrongdoing resulted in damages to the Company. Plaintiffs seek unspecified compensatory damages. On October 7, 2002, the Superior Court approved the parties’ joint stipulation to stay proceedings.

      Shareholder Derivative Action in State of Delaware. On April 16, 2002, a shareholder derivative action was filed on the Company’s behalf in the Court of Chancery of the State of Delaware in and for New Castle County. It is captioned, Meisner v. Enterasys Networks, Inc., et al. Individual defendants are former chairman and chief executive officer Fiallo and members of the Company’s Board of Directors. Plaintiffs allege that the individual defendants permitted wrongful business practices to occur which had the effect of manipulating revenues and earnings, inadequately supervised the Company’s employees and managers, and failed to institute legal actions against those officers, directors and employees responsible for the alleged conduct. The complaint alleges counts for breach of fiduciary duty, misappropriation of confidential information for personal profit, and contribution and indemnification. Plaintiffs seek judgment directing defendants to account to the Company for all damages sustained by the Company by reason of the alleged conduct, return all compensation of whatever kind paid to them by the Company, pay interest on the damages as well as costs of the action. On July 11, 2002, the individual defendants filed a motion to dismiss the complaint. The plaintiff has not yet filed a brief with respect to this motion.

      Securities and Exchange Commission Investigation. After the close of business on January 31, 2002, the Securities and Exchange Commission, or SEC, notified the Company that it had commenced a “Formal Order of Private Investigation” into the Company’s financial accounting and reporting practices. This investigation remains ongoing and the Company is fully cooperating with the SEC. The Company cannot predict when this investigation will conclude or its outcome. The SEC has not commenced legal proceedings against the Company in connection with this investigation; however, if the SEC were to conclude that legal action were appropriate, the Company could be required to pay significant penalties and/or fines and could become subject to an administrative order and/or a cease and desist order.

      Other. In addition, the Company is involved in various other legal proceedings and claims arising in the ordinary course of business. Management believes that the disposition of these matters, individually or in the aggregate, is not expected to have a materially adverse effect on the financial condition or results of operations of the Company.

22.     Stock Repurchase and Put Option Program

      On April 24, 2000, the Company’s Board of Directors authorized the Company to repurchase up to $400.0 million of the Company’s outstanding shares of common stock. During the ten months ended

ENTERASYS NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Ten months ended December 29, 2001 and years ended March 3, 2001 (restated) and February 29, 2000

December 29, 2001, the Company repurchased 953,201 shares for approximately $8.4 million. During the fiscal year ended March 3, 2001, the Company repurchased approximately 2.1 million shares for approximately $56.5 million. Approximately $335.1 million of the original authorization had not been used as of December 29, 2001. The Company has no current plans to make additional repurchases of shares.

      The Company has sold equity put options as an enhancement to its share repurchase program. Each put option entitled its holder to sell one share of the Company’s common stock to the Company at a specified price. In accordance with EITF No. 96-13 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” and EITF No. 00-19 “Accounting for Derivative Financial Instruments Determination of Whether Share Settlement Is Within the Control of the Issuer for the Purposes of Applying Issue No. 96-13,” the Company has recorded the contingent redemption amount of the outstanding put options, as of December 29, 2001, as temporary equity.

      During the fiscal year ended March 3, 2001, the Company received $4.9 million in premiums and recorded this amount as additional paid-in capital. As of March 3, 2001, no put options remained outstanding. During the ten months ended December 29, 2001, the Company received $0.1 million in premiums from the sale of put options covering 150,000 shares of the Company’s common stock and recorded this amount as additional paid-in capital. The put options outstanding at December 29, 2001 had an average exercise price of $5.61 per share and a total contingent redemption amount of approximately $0.8 million, and expired in January 2002.

23.     Preferred Stock, Warrants and Subsidiary Stock Purchase Rights

Securities Issued to the Strategic Investors

      On August 29, 2000, the Company and its operating subsidiaries Riverstone, Enterasys Subsidiary, Aprisma and GNTS (collectively, the “Operating Subsidiaries”) issued securities and granted rights for the purchase of additional securities to the Strategic Investors. The Company and its Operating Subsidiaries received approximately $87.8 million in cash from the Strategic Investors. The Company issued to the Strategic Investors 4% Series A Participating Convertible Preferred Stock, par value $1.00 per share, and 4% Series B Participating Convertible Preferred Stock, par value $1.00 per share, (the “A&B Preferred Stock”) as well as Class A and Class B warrants to purchase the Company’s common stock. The Company also agreed to issue to the Strategic Investors additional warrants to purchase its common stock upon the occurrence of certain events, including the merger of an Operating Subsidiary into the Company, the sale of the Company or the failure of an Operating Subsidiary to consummate an IPO. In addition, each of the Operating Subsidiaries issued to the Strategic Investors rights to purchase shares of its common stock, and each of the Operating Subsidiaries agreed to issue rights to purchase additional shares of its common stock to the Strategic Investors upon the occurrence of certain events. The exercise prices and the number of shares issuable upon exercise of the subsidiary stock purchase rights are dependent upon certain events. An Operating Subsidiary may require the Strategic Investors to exercise a portion of these stock purchase rights at the time of the Operating Subsidiary’s IPO.

      The Company accounted for the transaction with the Strategic Investors in accordance with the following pronouncements: APB No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, EITF No. 00-27, EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” EITF No. 96-13, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock,” and EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” In accordance with these pronouncements, the Company

ENTERASYS NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Ten months ended December 29, 2001 and years ended March 3, 2001 (restated) and February 29, 2000 allocated the proceeds to the various equity instruments issued by the Company and its Operating Subsidiaries as set forth below:

•	$5.2 million to the Class A and Class B warrants, recorded as $3.4 million to additional paid-in capital of the Company and $1.8 million to minority interest in the Operating Subsidiaries

•	$14.6 million to the Operating Subsidiary stock purchase rights, recorded as approximately $7.2 million to additional paid-in capital of the Company and approximately $7.4 million to minority interest in the Operating Subsidiaries.

•	$68.0 million to the A&B Preferred Stock. The Company recognized a beneficial conversion dividend at the time of the issuance of the A&B Preferred Stock of $16.9 million, which represents the excess of aggregate fair value of the common stock that the Strategic Investors would receive at the earliest conversion date over the proceeds ascribed to the A&B Preferred Stock. In addition, the Company is recording an accretive dividend of $22.0 million through February 23, 2003, using the interest method, as a result of the difference between the $90.0 million redemption value of the A&B Preferred Stock and the $68.0 million ascribed value.

Series A, B, D, and E Preferred Stock

      On August 29, 2000, the Company issued 65,000 shares of 4% Series A Participating Convertible Preferred Stock (“A Preferred Stock”) and 25,000 shares of 4% Series B Participating Convertible Preferred Stock (“B Preferred Stock”). On July 12, 2001, the Company amended its securities purchase agreement (the “SPA Amendment”) with the Strategic Investors and entered into an exchange agreement with the Strategic Investors whereby the Strategic Investors exchanged their shares of A Preferred Stock for an equal number of shares of the Company’s 4% Series D Participating Convertible Preferred Stock (“D Preferred Stock”) and exchanged their shares of B Preferred Stock for an equal number of shares of the Company’s 4% Series E Participating Convertible Preferred Stock (“E Preferred Stock” and together with the D Preferred Stock, “D&E Preferred Stock”). The terms of the D&E Preferred Stock are described below and are substantially the same as the terms of the A&B Preferred Stock, except with respect to any distribution of shares to the Company’s stockholders in a spin-off transaction. The differences in this respect are described below.

Voting

      Shares of the D&E Preferred Stock vote together with the common stock as a single class on an as-converted basis.

Seniority

      With respect to liquidations, the D&E Preferred Stock ranks senior to the common stock and on par with or senior to all other series of preferred stock that may be outstanding.

Liquidation Preference

      The D&E Preferred Stock has a liquidation preference equal to the sum of $1,036.14 per share (adjusted for stock dividends, splits, combinations or similar events) plus all accrued and unpaid dividends (such sum being the “Liquidation Preference”) net of the fair value of the Strategic Investors 1,300,000 shares of common stock received in connection with the Riverstone spin-off. This liquidation preference represents the original $1,000 per share liquidation preference of the A&B Preferred Stock, increased by accrued dividends from the issuance of the A&B Preferred Stock to the issuance of the D&E Preferred Stock. The Liquidation Preference may be reduced as provided below under the heading “Participation in

ENTERASYS NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Ten months ended December 29, 2001 and years ended March 3, 2001 (restated) and February 29, 2000

Distributions” and may be increased upon the liquidation of the Company to an amount equal to the liquidation proceeds payable with respect to the common stock into which the D&E Preferred Stock is convertible, if such liquidation proceeds are greater.

Dividends

      Dividends on the D&E Preferred Stock accrue daily from the date of issue at a rate equal to the greater of 4.00% per annum on its Liquidation Preference or the aggregate ordinary cash dividends payable with respect to the common stock into which the D&E Preferred Stock is convertible and compound at the end of each of the Company’s fiscal quarters. Cash dividends on the D&E Preferred Stock are not payable without the consent of a majority of holders of the D&E Preferred Stock. As of December 29, 2001, approximately $1.7 million of dividends have been accreted and are included in the carrying value of the D and E preferred stock.

Conversion

      Each share of D Preferred Stock is convertible at any time at the option of the holder into a number of shares of common stock of the Company equal to the Liquidation Preference of the share of D Preferred Stock at that time divided by $40.00, adjusted for stock dividends, splits, combinations or similar events (the “Series D Conversion Price”). Each share of E Preferred Stock is convertible at any time at the option of the holder into that number of shares of common stock of the Company equal to the Liquidation Preference of the share of E Preferred Stock at that time divided by $30.00, adjusted for stock dividends, splits, combinations or similar events (the “Series E Conversion Price,” together with the Series D Conversion Price, the “Conversion Price”).

      On the conversion of D&E Preferred Stock, any transfer restrictions on stock received in a spin-off distribution (as described below under the heading “Participation in Distributions”) with respect to the converted shares of D&E Preferred Stock lapse. With respect to the A&B Preferred Stock, any property placed in escrow with respect to such stock (as described below under the heading “Participation in Distributions”) would have been released to the holder of such stock. See the description below under the heading “Participation in Distributions” for more information about the differences between the A&B and the D&E Preferred Stock in this regard.

      If certain restrictions prevent the holders of the D&E Preferred Stock from exercising their redemption rights (as described below under the heading “Shareholder Redemption Rights”), then the Conversion Price will be adjusted to equal 90% of the market price of the Company’s common stock on the date specified for such redemption.

Participation in Distributions and Related Derivatives

      If the Company makes a distribution of property (including shares of the Company’s stock) with respect to the Company’s common stock prior to the conversion of a holder’s D&E Preferred Stock, the holder will participate in such distribution as described in this paragraph. If the distribution is of stock of any of the Company’s Operating Subsidiaries in a spin-off distribution (“Spin Shares”), the holder will participate in such distribution immediately on an as-converted basis; however, in conjunction with the SPA amendment, any Spin Shares received by the holders of D&E Preferred Stock are subject to certain restrictions on transfer, and the net proceeds from any permitted sale of such shares reduce the liquidation preference and redemption price of the D&E Preferred Stock. With respect to the A&B Preferred Stock, Spin Shares would have been placed in escrow, rather than restricted from transfer. The conditions for release from escrow were similar to the restrictions under which the transfer restrictions on Spin Shares are released.

ENTERASYS NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Ten months ended December 29, 2001 and years ended March 3, 2001 (restated) and February 29, 2000

      In connection with the Riverstone spin-off on August 6, 2001, the Company distributed approximately 1,300,000 Spin Shares of Riverstone common stock to the Strategic Investors which resulted in a net increase to the Company’s equity of $18.6 million. These shares are restricted from transfer and any permitted sales of these shares reduce the liquidation preference and redemption value of the D&E Preferred Stock as described above. As the Company’s potential redemption liability is indexed to the value of the securities of an unrelated entity, this arrangement constitutes a financial derivative instrument. The Company recorded $4.0 million of other income as a result of the increase in the market value from August 6, 2001 to December 29, 2001 of the 1.3 million shares of Riverstone stock received by the Strategic Investors as a spin off distribution made by the Company in August of 2001. As of December 29, 2001 the value of the Riverstone common stock Spin Shares was $22.6 million.

Shareholder Redemption Rights

      At any time on or after February 23, 2003, a holder of D&E Preferred Stock may require the Company to redeem for cash all (but not less than all) of the holder’s D&E Preferred Stock at the Liquidation Preference then in effect. In the event of a 50% change in control of the Company, holders of the D&E Preferred Stock have the right to require the Company to redeem for cash all or any portion of the D&E Preferred Stock for the greater of (1) 101% of the Liquidation Preference then in effect plus 1% of the net sale proceeds received by the holders of D&E Preferred Stock from any permitted sale of the Spin Shares or (2) the aggregate market value of the shares of common stock into which the D&E Preferred Stock is then convertible (provided that if the change in control is triggered by a transaction in which holders of common stock receive property, any amount payable under clause (2) in excess of the amount payable under the clause (1) may be paid in such property at the Company’s election). In the event the Company does not redeem the shares of Series D&E Preferred Stock as requested by the holders, the Conversion Price of the shares of Series D&E Preferred Stock not redeemed will be immediately adjusted to an amount equal to ninety percent of the market price of the Company’s Common Stock.

The Company’s Redemption Rights

      At any time on or after February 23, 2004, the Company has the right to redeem for cash all (but not less than all) of the D&E Preferred Stock at the Liquidation Preference then in effect (subject to the rights of the holders of the D&E Preferred Stock to convert to common stock prior to such redemption).

Class A Warrants

      The Company issued to the Strategic Investors warrants to purchase 250,000 shares of common stock at an initial exercise price of $45.00 per share, adjusted for stock dividends, splits, combinations or similar events (the “Class A Warrants”). In connection with the Riverstone spin-off, the exercise price of these warrants was adjusted to $28.424 per share. The Class A Warrants are exercisable until August 2007 and otherwise contain customary terms and conditions (including provisions with respect to “cashless” exercise and customary anti-dilutive provisions).

Class B Warrants

      The Company issued to the Strategic Investors warrants to purchase 200,000 shares of common stock at an initial exercise price of $35.00 per share, adjusted for stock dividends, splits, combinations or similar events (the “Class B Warrants”). In connection with the Riverstone spin-off, the exercise price of these warrants was adjusted to $22.108 per share. The Class B Warrants are exercisable until August 2007 and

ENTERASYS NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Ten months ended December 29, 2001 and years ended March 3, 2001 (restated) and February 29, 2000 otherwise contain customary terms and conditions (including provisions with respect to “cashless” exercise and customary anti-dilutive provisions).

Replacement Warrants

      The Company has agreed to issue to the Strategic Investors additional warrants to purchase its common stock under certain circumstances, including the recombination of a majority of the assets of an Operating Subsidiary with the Company, the sale of the Company or the failure of an Operating Subsidiary to engage in an IPO, a spin-off or a sale of all or substantially all of its assets or capital stock. Such warrants are to be issued in replacement of the subsidiary stock purchase rights of the applicable Operating Subsidiary, which would be canceled upon the occurrence of such an event.

      In connection with the SPA Amendment, the Company and the Strategic Investors agreed that the distribution of the Company’s shares of Riverstone common stock would be deemed to have occurred prior to the merger of Enterasys Subsidiary into the Company and, pursuant to the terms of the SPA Amendment and as a consequence of the merger of Enterasys Subsidiary into the Company, that the Company would issue warrants to purchase an additional 7,400,000 shares of its common stock for an exercise price of $6.20 per share in replacement of all of the Strategic Investors’ rights to purchase common stock of Enterasys Subsidiary. Other than the number of shares subject to the warrants and the exercise price of the warrants, the terms of these additional warrants are substantially the same as the terms of the Class A Warrants and Class B Warrants

Series C Preferred Stock

      As part of the acquisition of Indus River, completed on January 31, 2001, the Company issued 45,471 shares of Series C Preferred Stock (“C Preferred Stock”) and options and warrants to purchase 5,293 shares of C Preferred Stock. The merger of Enterasys Subsidiary into the Company on August 6, 2001 represented an “Enterasys Spin-off” for purposes of the C Preferred Stock. In accordance with the C Preferred Stock conversion provisions, upon the merger, all outstanding shares of the C Preferred Stock and related options and warrants converted into approximately 955,000 shares of the Company’s common stock.

Undesignated Preferred Stock

      At December 29, 2001, the Company was authorized to issue up to 1,859,000 shares of preferred stock (the “Undesignated Preferred Stock”). Issuances of the Undesignated Preferred Stock may be made at the discretion of the Board of Directors of the Company (without stockholder approval) with designations, rights and preferences as the Board of Directors may determine from time to time, which may be more expansive than the rights of the current holders of the Company’s preferred stock and common stock.

24.     Stock Plans

Equity Incentive Plans

      The Company’s 1998 Equity Incentive Plan, as amended, was approved by the stockholders of the Company on July 9, 1998 and provides for the availability of 14,500,000 shares of common stock for the granting of various incentive awards to eligible employees. Options granted under the plan are granted with exercise prices equal to the fair market value on the date of grant, generally expire ten years from the date of grant and vest as to one-quarter of the shares one year from the date of grant with monthly vesting of the remainder ratably over the following three years. As of December 29, 2001, 10,528,804 shares

ENTERASYS NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Ten months ended December 29, 2001 and years ended March 3, 2001 (restated) and February 29, 2000 remained available for issuance under the 1998 Equity Incentive Plan and options to purchase 1,471,694 shares were outstanding under the plan.

      Prior to July 9, 1998, the Company maintained a 1989 Equity Incentive Plan which provided for the availability of 25,000,000 shares of common stock for the granting of various incentive awards to eligible employees. Options granted under the plan were originally granted with exercise prices equal to the fair market value of the Company’s common stock on the date of grant, generally vest over a three to five year period and generally expire with in six to ten years from the date of grant. Upon the adoption of the Company’s 1998 Equity Incentive Plan on July 9, 1998, the 1989 Equity Incentive Plan was terminated except with respect to options then outstanding. No additional options may be granted under the 1989 Equity Incentive Plan, and as of December 29, 2001, options to purchase 502,129 shares remained outstanding under the plan.

      The Company’s 2001 Equity Incentive Plan was adopted by the Board of Directors of the Company on July 30, 2001 and provides for the availability of 50,000,000 shares of common stock solely for the purpose of granting options to purchase shares of the Company’s common stock (“Replacement Options”) to replace options to purchase shares of the Enterasys Subsidiary (“Prior Options”) in connection with the merger of the Enterasys Subsidiary into the Company on August 6, 2001. Replacement Options were granted to replace Prior Options held on the basis of 1.39105 shares of the Company’s common stock for each share of common stock subject to the original Enterasys Subsidiary options. The exercise price of each Replacement Option is equal to the exercise price of the Prior Option divided by 1.39105 to reflect the effect of the merger. The 2001 Equity Incentive Plan was not required to be, and has not been, approved by the Company’s stockholders. No additional options may be granted under the 2001 Equity Incentive Plan and as of December 29, 2001, options to purchase 33,647,265 shares remained outstanding under the plan.

      Prior to February 28, 1999, the Company maintained a Directors Option Plan which provided for 1,250,000 shares of common stock for purchase by non-employee directors of the Company. The Directors Option Plan provided for issuance of options with exercise prices equal to the underlying stock price on the date of grant. The options vested over a period of three years and expire six years from the date of grant. Options to purchase a total of 100,000 shares were outstanding under the Directors Option Plan at December 29, 2001. After March 1, 1999, the nonemployee directors of the Company are eligible to receive options to purchase shares of the Company’s common stock under the 1998 Equity Incentive Plan.

ENTERASYS NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Ten months ended December 29, 2001 and years ended March 3, 2001 (restated) and February 29, 2000

      A summary of option transactions under the Company’s Equity Incentive plans follows. Information in the following table pertaining to fiscal year 2001 and the first three fiscal quarters of transition 2001 is restated.

		Weighted-
	Number of	Average
	Options	Exercise Price

Options outstanding at February 28, 1999.	18,983,679	$9.67
Granted and assumed	6,030,560	16.25
Exercised	(4,158,603)	10.66
Cancelled	(4,857,380)	16.43

Options outstanding at February 29, 2000.	15,998,256	11.16
Granted and assumed	1,101,614	17.55
Exercised	(1,958,935)	8.94
Cancelled	(3,373,355)	12.73

Options outstanding at March 3, 2001.	11,767,580	11.66
Granted and assumed	1,042,299	13.86
Converted subsidiary options	41,568,878	3.47
Exercised	(10,477,337)	4.62
Cancelled	(8,173,832)	9.83

Options outstanding at December 29, 2001.	35,727,588	$3.91

	December 29, 2001	March 3, 2001	February 29 2000

Options exercisable	11,867,978	4,340,530	2,916,651
Weighted average exercise price	$3.34	$11.51	$10.26

      The following table summarizes information concerning outstanding and exercisable options as of December 29, 2001:

		Weighted-Average
		Remaining
Range of	Options	Contractual Life	Weighted-Average	Options	Weighted-Average
Exercise Prices	Outstanding	(years)	Exercise Price	Exercisable	Exercise Price

$ 2.52 – 2.5	2 22,598,037	8.4	$2.52	9,410,860	$2.52
2.53 – 5.0	5 7,483,897	8.7	3.60	1,684,833	3.76
5.06 – 24.29	5,608,375	8.8	9.62	760,077	11.96
24.30 – 33.06	1,100	8.2	33.06	220	33.06
$33.07 – 49.40	36,179	9.7	49.40	11,988	49.40

	35,727,588	8.5	$3.91	11,867,978	$3.34

      The weighted average estimated fair values of stock options granted and assumed during the ten months ended December 29, 2001 and the years ended March 3, 2001 and February 29, 2000 were $8.68, $17.24 and $9.06 per share, respectively.

ENTERASYS NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Ten months ended December 29, 2001 and years ended March 3, 2001 (restated) and February 29, 2000

Subsidiary Stock Option Plans

      During the fiscal year 2001, each of the Operating Subsidiaries adopted a 2000 Equity Incentive Plan (“2000 Plan”), each of which provided for the grant of awards of each Operating Subsidiary’s common stock to employees or directors of, or consultants or advisors to the subsidiary as well as to certain employees of the Company and its subsidiaries. Awards under each 2000 Plan consisted of stock options (incentive or non-statutory), restricted and unrestricted stock awards, stock appreciation rights, deferred stock awards, performance awards, other stock-based awards loans and supplemental grants. The 2000 Plans were administered by the respective subsidiaries’ boards of directors or by a committee of the respective boards, which determined the terms of awards subject to the terms of each 2000 Plan, subject to action by the compensation committee of the board of directors of Cabletron in the event of certain awards to executive officers.

      As a result of the merger of the Enterasys Subsidiary into the Company, Enterasys Subsidiary stock options were exchanged for options to purchase shares of the Company’s common stock under the Company’s 2001 Equity Incentive Plan as described above. Following the discontinuance of GNTS’ business, the Company does not anticipate that options to purchase GNTS common stock will be exercised. In connection with the sale of Aprisma, all options to purchase Aprisma common stock were canceled.

      The Company applies APB No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock option and employee stock purchase plans. Had compensation cost for the Company’s and its subsidiaries’ stock-based compensation plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, “Accounting for Stock-based Compensation,” the Company’s net income (loss) would have been reduced (increased) to the pro forma amounts indicated below:

		Year Ended
	Ten Months Ended
	December 29, 2001	March 3, 2001	February 29, 2000

(In thousands, except per share amounts)
	(Restated)
Net income (loss) available to common shareholders:
As reported/restated	$(714,631)	$(704,726)	$464,271
Pro forma	$(743,715)	$(766,034)	$413,280
Basic net income (loss) per common share available to common shareholders:
As reported/restated	$(3.71)	$(3.81)	$2.62
Pro forma	$(3.86)	$(4.15)	$2.33
Diluted net income (loss) per common share available to common shareholders:
As reported/restated	$(3.71)	$(3.81)	$2.46
Pro forma	$(3.86)	$(4.15)	$2.19

      The effect of applying SFAS No. 123 as shown in the above pro forma disclosure is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to fiscal 1996.

ENTERASYS NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Ten months ended December 29, 2001 and years ended March 3, 2001 (restated) and February 29, 2000

      The fair value of each Company option grant was estimated on the date of grant using the Black-Scholes option pricing model, with the following assumptions used for grants in the ten months ended December 29, 2001 and the years ended March 3, 2001 and February 29, 2000:

	December 29, 2001	March 3, 2001	February 29, 2000

Risk-free interest rates	3.86%	4.51%	6.59%
Expected option lives (years)	2.7	3.8	3.7
Expected volatility	92.11%	83.18%	70.14%
Expected dividend yields	0.0%	0.0%	0.0%

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company and its subsidiaries’ options held by employees and directors have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of these options.

Employee Stock Purchase Plans

      The Company has two Employee Stock Purchase Plans (“ESPP”) which provide for the combined availability of 6,000,000 shares of common stock to be purchased by employees. Under these plans, eligible employees, twice yearly through the accumulation of employee payroll deductions from two to ten percent of employee compensation as defined in the plan, allowing for a total aggregate withholding percentage of 4% to 20%, to a maximum of $12,500 annually (measured by reference to share values at the dates of grant of the Purchase rights) may purchase stock at 85 percent of the fair market value of the common stock at the beginning or end of the applicable six-month period, whichever amount is lower. In the ten-month period ended December 29, 2001, 778,752 shares were purchased at a weighted-average price of $9.71 per share. The Company’s employees purchased 906,000 shares at $14.85 and 1,043,962 shares at $7.49, during the years ended March 3, 2001 and February 29, 2000, respectively. The remaining number of shares available for purchase by employees under these plans at December 29, 2001 was 1,412,427 shares.

Stock-Based Compensation

      As of the end of the third quarter of the fiscal year ended March 3, 2001, each of the Operating Subsidiaries had granted options to purchase its common stock to their respective employees and to certain non-employees. Of these options, an aggregate total of approximately 8.0 million options were granted primarily to three officers of the Company and certain other employees of the Company, who were not employees of the Operating Subsidiaries. These individuals were generally restricted from transferring these options and the underlying shares were subject to restrictions that lapse over a period of time approximating the standard vesting period of options granted by the Company, subject to partial acceleration in certain circumstances. At the Operating Subsidiary level, these options generated variable stock-based compensation over the vesting period at fair value using the Black-Scholes option pricing model as the individuals were considered non-employees of the Operating Subsidiaries. By approval of each Operating Subsidiary’s board of directors and the Company’s Board of Directors, these options were accelerated to become fully vested in November 2000. At that time, these options to purchase shares of an Operating Subsidiary were scheduled to become exercisable at the time the Company distributed to its shareholders its shares of that Operating Subsidiary’s common stock or April 1, 2004 or upon a sale of the

ENTERASYS NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Ten months ended December 29, 2001 and years ended March 3, 2001 (restated) and February 29, 2000

Operating Subsidiary, if earlier. As a result of the acceleration, each Operating Subsidiary recorded compensation expense, during the third quarter of the fiscal year ended March 3, 2001, that is eliminated in consolidation for Company reporting. For consolidated reporting, the options are accounted for in accordance with APB 25. Accordingly, the Company had measured the intrinsic value at the date of the acceleration. During the second quarter ended September 1, 2001, the Company recorded stock based compensation of $1.9 million and $15.9 million in continuing operations and discontinued operations, respectively, as certain employees left the Company and benefited from the acceleration of vesting discussed above. This amount was based on the intrinsic value as of the modification date.

      In connection with the acquisition of Indus River, the Company issued stock options to employees in respect of unvested stock options. The Company calculated the fair value of these unvested stock options using the Black-Scholes option pricing model. The Company recorded approximately $2.9 million of unearned stock-based compensation expense for the value of the options, of which it recognized $1.9 million and $0.1 million of compensation expense in operations during the ten months ended December 29, 2001 and the fiscal year ended March 3, 2001, respectively.

      In connection with the Company’s acquisition of NSW, the Company agreed to issue 157,714 additional shares of common stock contingent upon future services to be rendered to the Company by certain employees of NSW. These shares of common stock were held in escrow at December 29, 2001. The Company recorded approximately $5.5 million of unearned stock-based compensation for the value of these shares at the date of the acquisition. This compensation expense will be recognized over the required service period of two years. The Company recorded a stock-based compensation expense in operations of approximately $2.3 million and $1.4 million during the ten months ended December 29, 2001 and fiscal year ended March 3, 2001, respectively.

      In connection with certain Riverstone subsidiary stock option grants to employees, the Company recorded approximately $11.1 million of unearned stock-based compensation for the excess of the deemed fair market value over the exercise price at date of grant during the fiscal year ended March 3, 2001. Prior to the Riverstone distribution, the compensation expense was recognized over the options’ vesting period of four years. As a result of these grants, the Company recorded stock-based compensation expense in discontinued operations of $0.7 million and $1.4 million for the ten months ended December 29, 2001 and fiscal year ended March 3, 2001, respectively.

      Stock-based compensation expense related to stock options granted to consultants is recognized in accordance with EITF No. 96-18. The fair value of the stock options granted is calculated at each reporting date using the Black-Scholes option pricing model. The Company believes that the fair value of the stock options are more reliably measurable than the fair value of the services rendered. The Company recorded stock-based compensation expense in discontinued operations of $2.1 million during the fiscal year ended March 3, 2001.

      In connection with the transformation events of August 6, 2001, the portion of each option (an “Applicable Cabletron Option”) to purchase common stock of Cabletron that was held by an employee (other than the employees of Aprisma and certain other individuals) that would have vested after February 28, 2002 was cancelled and the portion of the option that was scheduled to vest prior to that date (assuming a quarterly vesting schedule for those options scheduled to vest yearly) was accelerated. The Applicable Cabletron Options expire on November 6, 2001. The Company recorded a net $24.5 million non-cash stock-based compensation charge related to the acceleration of these options.

      On August 6, 2001, each employee who held options, taking into account the acceleration described above, to purchase Cabletron’s common stock received an option to purchase 0.5131 shares of Riverstone common stock (the “Rainbow Awards”) for each share of Cabletron common stock subject to their

ENTERASYS NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Ten months ended December 29, 2001 and years ended March 3, 2001 (restated) and February 29, 2000 options. The exercise price of the options to purchase the Company’s stock were adjusted, and the exercise price of the Rainbow Awards established, to preserve as closely as possible, without increasing, the intrinsic value and, without decreasing, the ratio of the exercise price to market value that existed in the Cabletron option prior to the distribution.

      The Replacement Options and the Rainbow Awards described previously were granted, and the options adjusted, in accordance with the guidance set forth in FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25” regarding equity restructuring.

25.     Compaq Agreement

      On May 25, 1999, Compaq Computer Corporation (“Compaq”), now part of Hewlett-Packard Corporation, entered into an agreement with the Company pursuant to which Compaq committed to purchase from the Company a minimum amount of networking product bearing the Compaq brand name as well as product bearing the Digital brand name. The agreement contained, among other things, a pricing rebate that compensated the Company for Compaq purchase shortfalls. The agreement was scheduled to expire on June 30, 2001.

      On September 20, 1999, as a result of Compaq’s decision to exit certain non-core businesses, including the business of reselling Compaq and Digital-branded network products, Compaq and the Company agreed to terminate the agreement and enter into a new agreement. Under the agreement, the two companies intended to transition sales of legacy Digital-branded products from Compaq and its resellers to the Company. Further, the two companies agreed to expand the relationship between the Company and Compaq’s professional services organization and that the Company would continue to resell, and Compaq was expected to continue servicing, Digital-branded products. Further, Compaq was to continue as a reseller of Company-branded networking hardware and Aprisma’s SPECTRUM network management software. In terminating the agreement, Compaq agreed to pay the Company approximately $85.0 million in November 1999, as a final purchase of Compaq- and Digital-branded products in the Company’s manufacturing pipeline. As of February 29, 2000, all such products were accepted by Compaq and recorded in sales by the Company.

      In addition, Compaq paid the Company $25.0 million to eliminate Compaq’s quarterly purchase commitments going forward. This $25.0 million was recorded in other income during the fiscal year ended February 29, 2000 because the payment was not refundable under any circumstances.

      Additionally, as part of the transition from the agreement, Compaq returned to the Company certain networking product inventory, previously purchased and paid for, which was reworked and resold as Company-branded product. The Company had no further obligation to compensate Compaq for this returned product. The original cost, less estimated rework, of this inventory was $12.2 million and was recorded as other income during the fiscal year ended February 29, 2000.

      As part of the agreement, Compaq agreed to continue to act as a reseller of the Company’s products through the third quarter of 2002. Pursuant to this agreement, Compaq issued $34.0 million of prepaid purchase orders for Company product of which $32.4 million had been shipped as of December 29, 2001. The balance remaining at December 29, 2001 of $1.6 million is included in accrued expenses.

26.     Initial Public Offering and Distribution of Riverstone

      On February 16, 2001, Riverstone completed the initial public offering of 10.0 million shares of its common stock at $12 per share. Prior to the offering, Riverstone was a wholly owned subsidiary of the

ENTERASYS NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Ten months ended December 29, 2001 and years ended March 3, 2001 (restated) and February 29, 2000

Company. Net proceeds from the offering totaled $108.8 million and were raised for general working capital purposes.

      After Riverstone’s registration statement relating to the initial public offering had been declared effective, the Strategic Investors exercised stock purchase rights such that Riverstone issued 5.4 million shares of its common stock in respect of such rights. Riverstone received net proceeds from the purchase rights exercise of approximately $46.6 million. The Company continued to own approximately 85 percent of Riverstone subsequent to the offering and exercise by the Strategic Investors of the stock purchase rights. On August 6, 2001, the Company distributed its shares of Riverstone’s common stock to its stockholders in a tax-free spin-off transaction.

27.     401(k) Plan

      The Company’s eligible employees may participate in the Enterasys Networks, Inc. 401(k) Plan (the “401(k) Plan”) which provides retirement benefits to the eligible employees of participating employers. As allowed under Section 401(k) of the Internal Revenue Code, the 401(k) Plan provides tax-deferred salary deductions for eligible employees. Participants may elect to contribute from 1% to 18% of their annual compensation to the 401(k) Plan each year, limited to a maximum annual amount as set periodically by the Internal Revenue Service. In addition, unless determined otherwise by the Company’s Board of Directors, the 401(k) Plan provides for a basic matching contribution each quarter on behalf of each eligible participant equal to the lesser of $250 or 50% of the participant’s elective contributions for the quarter. The 401(k) Plan also provides for a quarterly supplemental matching contribution equal to the lesser of $250 or 5% of the participant’s elective contributions if the Company’s performance meets a specified threshold. The 401(k) Plan also provides for make-up matching contributions to address specified circumstances where fluctuations in a participant’s level of deferrals result in lower basic or supplemental matching contributions than would be the case with a level rate of deferrals. Employees become vested in the matching contributions according to a one-year vesting schedule based on initial date of hire. The Company’s expenses related to matching contributions to the 401(k) Plan for the ten-month period ended December 29, 2001, and the years ended March 3, 2001 and February 29, 2000 were approximately $0.9 million, $0.9 million and $0.7 million, respectively.

28.     Related Party Transactions

Investments

      The Company has minority investments in debt and equity securities of certain companies. The Company does not have a controlling interest in these entities.

      In certain instances the Company recorded revenue from transactions where the Company received equity instruments in exchange for products sold. Investment-related revenue recorded during the period was as follows:

		Year Ended
	Ten Months Ended
	December 29, 2001	March 3, 2001	February 29, 2000

(In thousands)
	(Restated)
Revenue recognized in connection with investments	$6,988	$1,435	$20,370
Revenue recognized from sales to investee companies	40,196	38,619	958

Total revenue recognized from investee transactions	$47,184	$40,054	$21,328

ENTERASYS NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Ten months ended December 29, 2001 and years ended March 3, 2001 (restated) and February 29, 2000

Severance

      In connection with the merger of the Enterasys Subsidiary into the Company on August 6, 2001, senior Cabletron management resigned their executive positions and the Company paid lump-sum severance payments of approximately $2.4 million.

Consulting Arrangements

      In connection with the senior management resignations in September 2001, the Company entered into consulting arrangements with two former members of senior Cabletron management to provide strategic advice and assistance to the Company for a period of one year. The Company paid consulting fees of $0.2 million in the ten months ended December 29, 2001 and is obligated to pay consulting fees of $0.2 million in the fiscal year ended December 31, 2002.

Indebtedness

      On January 1, 2000, the Company entered into a promissory note with Romulus Pereira, the President and Chief Executive Officer of Riverstone, in the amount of $125,000. The note was repaid in full on September 13, 2000.

      On April 12, 2000, the Company entered into a promissory note with Mr. Pereira in the amount of $400,000 to be applied to the payment of certain taxes owed by Mr. Pereira with respect to the Company’s shares that he received in connection with the Company’s acquisition of Yago Systems, Inc. The note with interest at the rate of 6.46% per annum was forgiven in April 2002.

      On August 23, 1999, the Company entered into an interest-free promissory note with Mr. Fiallo, former Chief Executive Officer of the Company, in the amount of $100,000. The outstanding principal balance on the note of $100,000 was forgiven by the Company in connection with Mr. Fiallo’s resignation and termination of employment in April 2002.

      On January 1, 2000, the Company entered into interest-free promissory notes with each of Messrs. Fiallo and Jaeger, former Executive Vice-President of the Company, each for the principal amount of $125,000. The Company entered into a similar promissory note with Mr. Kirkpatrick, former Chief Financial Officer and Chief Operating Officer of the Company, on June 15, 2000. Pursuant to the terms of the notes, the Company forgave 25% of the original principal balance of the notes on January 1, 2001 for Messrs. Fiallo and Jaeger and on February 28, 2001 for Mr. Kirkpatrick. In connection with the merger of the Enterasys Subsidiary into the Company, on August 6, 2001, the Company forgave the remaining original principal balance of the notes issued by Messrs. Fiallo, Jaeger and Kirkpatrick of $93,500.

      On April 12, 2000, the Company entered into a promissory note with Mr. Patel, former Chief Executive Officer and President of the Company, in the principal amount of $385,000 bearing interest at a rate of 6.46% per year. The proceeds of the note were to be applied to the payment of taxes owed by Mr. Patel relating to the shares of the Company he received in connection with the Company’s acquisition of Yago Systems in 1998. On August 6, 2001, the Company forgave the outstanding principal and all accrued interest on the note of $427,742.

      On June 1, 2000, the Company entered into a promissory note with Mr. Kirkpatrick for the principal amount of $200,000 bearing interest at a rate of 8% per year. The outstanding principal balance and all accrued interest on the note of $229,246 was forgiven by the Company in connection with Mr. Kirkpatrick’s resignation and termination of employment in April 2002.

      On September 6, 2001, the Company entered into an interest-free promissory note with Mr. Riddle, former Executive Vice-President of the Company, for the principal amount of $100,000. The outstanding

ENTERASYS NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Ten months ended December 29, 2001 and years ended March 3, 2001 (restated) and February 29, 2000 principal balance on the note of $100,000 was forgiven by the Company in connection with Mr. Riddle’s resignation and termination of employment in April 2002.

Transactions with Riverstone

      Pursuant to a services agreement with Riverstone, Riverstone occupies space in the Company’s facilities in: Andover, Massachusetts; Atlanta, Georgia; Dallas, Texas; Denver, Colorado; New York, New York; Reading, United Kingdom and other international locations where principally sales and service personnel and engineers are based. A subsidiary of the Company assigned its rights under the lease relating to the Company’s Santa Clara, California facility to Riverstone, effective August 28, 2000.

      In accordance with the terms in the commercial agreement with Riverstone, during the fiscal year ended March 3, 2001, the Company paid referral fees to Riverstone of $2.9 million. This amount reflects Riverstone’s commission for sales of Company products to Riverstone customers and has been recorded in selling, general and administrative expenses. There were no referral fees paid to Riverstone during the ten months ended December 29, 2001. Upon completion of the August 6, 2001 tax-free spin-off transaction, the Company no longer sells product through Riverstone.

29.     Subsequent Events

      On April 8, 2002, the Company announced a cost reduction plan including a reduction in work force of approximately 30%. The cost reduction plan also includes other programs intended to reduce costs, including initiatives related to supply chain management and incentive programs with our distributors and channel partners.

      On April 26, 2002 the Board of Directors of the Company approved a dividend of one right to purchase one one-thousandth (1/1,000) of a share of Series F Preferred Stock, $1.00 par value per share, of the Company for each outstanding share of common stock, $.01 par value per share, of the Company. The Company paid this dividend on June 25, 2002 to shareholders of record at the close of business on June 11, 2002.

ENTERASYS NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Ten months ended December 29, 2001 and years ended March 3, 2001 (restated) and February 29, 2000

30.     Quarterly Financial Data (Unaudited)

      The effect of the restatements described in Note 2 on the individual quarters of the ten-month period ended December 29, 2001 and the fiscal year ended March 3, 2001 was as follows:

	Ten Months Ended December 29, 2001

	As Restated

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter Ended
	Ended	Ended	Ended	December 29,
	June 2, 2001	September 1, 2001(1)	September 29, 2001(1)	2001(2)

	(In thousands, except per share amounts)
Net revenue	$185,005	$156,936	$161,158	$143,734
Gross margin	$86,302	$48,047	$19,355	$5,703
Income (loss) from continuing operations available to common shareholders	$473	$(157,438)	$(183,194)	$(309,381)
Loss from discontinued operations	$(11,112)	$(84,560)	$(56,075)	$(4,004)
Net loss available to common shareholders(3)	$(2,898)	$(241,998)	$(239,269)	$(318,334)
Basic and diluted loss per common share:
Loss from continuing operations available to common shareholders	$0.04	$(0.83)	$(0.95)	$(1.61)
Discontinued operations	$(0.06)	$(0.44)	$(0.29)	$(0.02)
Net loss available to common shareholders(3)	$(0.02)	$(1.27)	$(1.24)	$(1.65)

	Fiscal Year Ended March 3, 2001

	As restated

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	Ended	Ended	Ended	Ended
	June 3, 2000	September 2, 2000	December 2, 2000	March 3, 2001

	(In thousands, except per share amounts)
Net revenue	$219,742	$200,436	$178,227	$185,300
Gross margin	$87,406	$86,790	$81,114	$81,893
Loss from continuing operations available to common shareholders	$(33,028)	$(125,905)	$34,618	$(434,869)
Loss from discontinued operations	$(14,193)	$(9,398)	$13,240	$(39,475)
Net loss available to common shareholders	$(47,221)	$(135,303)	$47,858	$(474,344)
Basic and diluted loss per common share:
Loss from continuing operations available to common shareholders	$(0.18)	$(0.68)	$(0.17)	$(2.33)
Discontinued operations	$(0.08)	$(0.05)	$(0.10)	$(0.21)
Net loss available to common shareholders	$(0.26)	$(0.73)	$(0.27)	$(2.54)

ENTERASYS NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Ten months ended December 29, 2001 and years ended March 3, 2001 (restated) and February 29, 2000

     The above quarterly data has been restated to reflect the adjustments more fully described in Note 2 and summarized below.

	Restatement Adjustments

	Ten Months Ended December 29, 2001			Fiscal Year Ended March 3, 2001

	First	Second	Third	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended	Ended	Ended	Ended
	June 2,	September 1,	September 29,	June 3,	September 2,	December 2,	March 3,
	2001	2001	2001(4)	2000	2000	2000	2001

	(In thousands)
Sales/investment transactions	$(13,415)	$(6,111)	$(11,826)	$(2,637)	$(3,809)	$(6,020)	$(9,783)
Sales to foreign distributors	(7,797)	(28,395)	(20,152)	(4,917)	(6,297)	(432)	(10,306)
Pricing allowances	(2,008)	(9,115)	(5,922)	(589)	(807)	146	(4,506)
Return rights	507	(26,545)	4,414	—	(1,458)	(186)	(4,288)
Other	(24,467)	(13,058)	5,885	(8,284)	(61)	(7,106)	(6,355)

Net revenue	$(47,180)	$(83,224)	$(27,601)	$(16,427)	$(12,432)	$(13,598)	$(35,238)
Cost of revenue	$(20,822)	$(21,280)	$(671)	$(4,883)	$(5,715)	$(5,591)	$(9,777)
Operating expense	$(1,148)	$(31,894)	$(32,075)	$—	$399	$(652)	$2,739
Loss from continuing operations available to common shareholders	$(10,155)	$(74,405)	$(42,081)	$(7,996)	$(7,567)	$(10,011)	$(45,985)
Loss from discontinued operations	$(2,543)	$(16,315)	$(13,859)	$(1,365)	$(9)	$(2,392)	$(500)
Net loss available to common shareholders	$(12,698)	$(90,720)	$(55,940)	$(9,361)	$(7,576)	$(12,403)	$(46,485)

(1)	Both of the quarters ended September 1, 2001 and September 29, 2001 include the months of July 2001 and August 2001 as a result of the Company’s change in fiscal year-end from the Saturday closest to the last day in February to the Saturday closest to the last day in December. The consolidated results of operations for July and August 2001 are summarized as follows: net revenue of $167.5 million; gross margin of $73.1 million; loss from continuing operations available to common shareholders of $159.0 million; loss from discontinued operations available to common shareholders of $16.3 million and net loss available to common shareholders of $175.3 million.

(2)	Significant items during the fourth quarter ended December 29, 2001 included the following: provisions for excess and obsolete inventory of $30.5 million; valuation provision for deferred taxes of $82.3 million; and impairment of intangible assets of $104.1 million.

(3)	Included in the net loss available to common shareholders is the cumulative effect of an accounting change. In the first quarter the effect totaled $7.7 million, or $0.04 per share. In the fourth quarter, the tax effect of the change was reversed due to a net loss for the 10 months ended December 29, 2001. This reversal lowered the net loss $4.9 million, or $0.03 per share.

(4)	Included in third quarter ended September 29, 2001 restatement adjustments are the second quarter ended September 1, 2001 adjustments due to the change in the Company’s fiscal year-end as discussed in (1), above.

ENTERASYS NETWORKS, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Ten months ended December 29, 2001 and years ended
March 3, 2001 (Restated) and February 29, 2000

			Additions
	Balance at	Additions	Charged to	Amounts	Balance at
	Beginning	Charged to	Other	Written	the End of
	of Period	Expense	Accounts	Off	Period

	(In thousands)
Allowance for doubtful accounts
December 29, 2001	$24,784	$12,523	$—	$(4,738)	$32,569
March 3, 2001	$18,311	$17,788	$—	$(11,315)	$24,784
February 29, 2000	$22,171	$14,386	$—	$(18,246)	$18,311
Inventory reserves
December 29, 2001	$42,257	$72,888	$—	$(32,867)	$82,278
March 3, 2001	$79,894	$44,686	$—	$(82,323)	$42,257
February 29, 2000	$153,441	$10,159	$—	$(83,706)	$79,894
Notes receivable valuation allowance
December 29, 2001	$30,000	$6,125	$—	$—	$36,125
March 3, 2001	$—	$30,000	$—	$—	$30,000
February 29, 2000	$—	$—	$—	$—	$—
Deferred tax valuation allowance
December 29, 2001	$230,717	$259,963	$19,771[a]	$(58,399)[b]	$452,052
March 3, 2001	$26,672	$173,215	$30,830[c]	$—	$230,717
February 29, 2000	$34,644	$3,723	$—	$(11,695)[d]	$26,672

[a]	Represents amounts for unbenefitted stock compensation.

[b]	Represents amounts attributable to the distribution of shares of a former subsidiary.

[c]	Represents amounts for unbenefitted stock compensation and acquired losses.

[d]	Realization of deferred tax assets for which a valuation allowance had previously been provided.

S-1

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders Enterasys Networks, Inc.:

      Under date of November 21, 2002, we reported on the consolidated balance sheets of Enterasys Networks, Inc. and subsidiaries as of December 29, 2001 and March 3, 2001, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ equity, and cash flows for the ten-month period ended December 29, 2001 and for each of the years in the two-year period ended March 3, 2001. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedule as listed in Item 14(a)2 of this Form 10-K. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

      In our opinion, the consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      Our audit report on the Company’s consolidated financial statements referred to above indicates that the consolidated balance sheet as of March 3, 2001, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ equity, and cash flows for the year ended March 3, 2001 have been restated.

      Our audit report also indicates that, effective March 4, 2001, the Company changed its method of accounting for derivative financial instruments and hedging activities.

/S/ KPMG LLP

Boston, Massachusetts

November 21, 2002

S-2

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTERASYS NETWORKS, INC.

November 25, 2002 Date	By: /s/ WILLIAM K. O’BRIEN William K. O’Brien Chief Executive Officer and Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ WILLIAM K. O’BRIEN William K. O’Brien	Chief Executive Officer and Director (Principal Executive Officer)	November 25, 2002

/s/ RICHARD S. HAAK, JR. Richard S. Haak, Jr.	Chief Financial Officer (Principal Financial and Accounting Officer)	November 25, 2002

/s/ CRAIG R. BENSON Craig R. Benson	Director	November 25, 2002

/s/ PAUL R. DUNCAN Paul R. Duncan	Director	November 25, 2002

/s/ EDWIN A. HUSTON Edwin A. Huston	Director	November 25, 2002

/s/ JAMES A. DAVIDSON James A. Davidson	Director	November 25, 2002

CERTIFICATIONS

      I, William K. O’Brien, Chief Executive Officer of Enterasys Networks, Inc., certify that:

1. I have reviewed this transition report on Form 10-K of Enterasys Networks, Inc.;

2. Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report; and

3. Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of Enterasys Networks, Inc. as of, and for, the periods presented in the report.

/s/ WILLIAM K. O’BRIEN

William K. O’Brien

Date: November 25, 2002

      I, Richard S. Haak, Jr., Chief Financial Officer of Enterasys Networks, Inc., certify that:

1. I have reviewed this transition report on Form 10-K of Enterasys Networks, Inc.;

2. Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report; and

3. Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of Enterasys Networks, Inc. as of, and for, the periods presented in the report.

/s/ RICHARD S. HAAK, JR.

Richard S. Haak, Jr.

Date: November 25, 2002

C-1

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation of the Registrant, a Delaware corporation, incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, No. 33-28055.
3.2	Certificate of Correction of the Registrant’s Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1.2 to the Registrant’s Registration Statement on Form S-1, No. 33-42534.
3.3	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3, No. 33-544666.
3.4	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.5 to the Registrant’s annual report on Form 10-K filed on May 30, 2000.
3.5	Certificate of Designations, Preferences and Rights for Series A and Series B Convertible Preferred Stock of the Registrant, incorporated by reference to Exhibit 2.4 to the Registrant’s current report on Form 8-K filed on September 11, 2000 (the “Silver Lake 8-K”).
3.6	Certificate of Designations, Preferences and Rights for Series C Convertible Preferred Stock of the Registrant, incorporated by reference to Exhibit 3.3 to the Registrant’s annual report on Form 10-K filed on June 4, 2001 (the “2001 10-K”).
3.7	Certificate of Designations, Preferences and Rights for Series D and Series E Participating Convertible Preferred Stock of the Registrant, incorporated by reference to Exhibit 4.1 to the Registrant’s quarterly report on Form 10-Q for the period ended September 1, 2001, filed October 16, 2001 (the “October 2001 10-Q”).
3.8	Amended and Restated By-laws of the Registrant.
4.1	Specimen stock certificate of the Registrant’s Common Stock.
4.2	Specimen stock certificate of the Registrant’s Series A Convertible Preferred Stock, incorporated by reference to Exhibit 4.2 to the 2001 10-K.
4.3	Specimen stock certificate of the Registrant’s Series B Convertible Preferred Stock, incorporated by reference to Exhibit 4.3 to the 2001 10-K.
4.4	Specimen stock certificate of the Registrant’s Series C Convertible Preferred Stock, incorporated by reference to Exhibit 4 to the Registrant’s Registration Statement on Form S-4, No. 333-47854.
4.5	Specimen stock certificate of the Registrant’s Series D Convertible Preferred Stock.
4.6	Specimen stock certificate of the Registrant’s Series E Convertible Preferred Stock.
4.7	Amended and Restated Securities Purchase Agreement, dated August 29, 2000, between Silver Lake Partners, L.P. (“Silver Lake”) and the Registrant, incorporated by reference to Exhibit 2.1 of the Silver Lake 8-K.
4.8	Standstill Agreement, dated August 29, 2000, between the Registrant and the Investors named therein, incorporated by reference to Exhibit 2.3 to the Silver Lake 8-K.
4.9	Form of Class A Warrant of the Registrant, incorporated by reference to Exhibit 2.5 to the Silver Lake 8-K.
4.10	Form of Class B Warrant of the Registrant, incorporated by reference to Exhibit 2.6 of the Silver Lake 8-K.
4.11	Form of Subsidiary Stock Purchase Right, incorporated by reference to Exhibit 4.6 to the February 2001 10-Q/A.
4.12	Form of Subsidiary Warrant, incorporated by reference to Exhibit 4.7 to the February 2001 10-Q/A.
4.13	First Amendment to Amended and Restated Securities Purchase Agreement, Standstill Agreement and Registration Rights Agreement, dated July 12, 2001, by and between the Registrant, Silver Lake Partners, L.P. and the Investors named therein, incorporated by reference to Exhibit 10.1 to the October 2001 10-Q.
4.14	Form of Common Stock Purchase Warrant issued pursuant to the Amended and Restated Securities Purchase Agreement, as amended, incorporated by reference to Exhibit 4.2 to the October 2001 10-Q.

10.1	Amended and Restated Transformation Agreement, effective as of June 3, 2000, among Cabletron, Aprisma, Enterasys, GNTS and Riverstone, incorporated by reference to Exhibit 2.1 to the Registrant’s quarterly report on Form 10-Q filed on January 16, 2001 (the “January 2001 10-Q”).
10.2	Amended and Restated Asset Contribution Agreement, effective as of June 3, 2000, between Cabletron and Aprisma, incorporated by reference to Exhibit 2.2 to the January 2001 10-Q.
10.3	Amended and Restated Asset Contribution Agreement, effective as of June 3, 2000, between Cabletron and Enterasys, incorporated by reference to Exhibit 2.3 to the January 2001 10-Q.
10.4	Amended and Restated Asset Contribution Agreement, effective as of June 3, 2000, between Cabletron and Riverstone, incorporated by reference to Exhibit 2.5 of the January 2001 10-Q.
10.5	Tax Sharing Agreement, dated as of June 3, 2000, among Cabletron, Aprisma, Enterasys, GNTS and Riverstone, incorporated by reference to Exhibit 2.6 of Cabletron’s quarterly report on Form 10-Q, filed on October 18, 2000 (the “October 2000 10-Q”).
10.6	Assignment and Assumption Agreement, dated as of June 3, 2000, by and between Cabletron and Enterasys pertaining to the Manufacturing Services Agreement, dated as of February 29, 2000, between the Registrant and Flextronics International USA, Inc., incorporated by reference to Exhibit 2.8 of the October 2000 10-Q.
10.7	Services Agreement, dated as of August 28, 2000, between Cabletron and Aprisma, incorporated by reference to Exhibit 2.19 of the October 2000 10-Q.
10.8	Agency Agreement between the Registrant and International Cable Networks Inc., incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1, No. 33-28055.
10.9	Lease dated October 19, 1992 between the Registrant and Heidelberg Harris, Inc., relating to leased premises in Durham, New Hampshire, incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-3, No. 33-54466.
10.10	Letter Sublease Agreement, dated June 4, 1998, between the Registrant and Picturetel Corporation, together with related documents, incorporated by reference to Exhibit 10.8 to the 2001 10-K.
10.11	Sublease, dated as of December 4, 2000, between 273 Corporate Drive, LLC and Aprisma, together with related documents, incorporated by reference to Exhibit 10.9 to the 2001 10-K.
10.12	Lease, dated as of October 31, 2001, between Thomas J. Flatley d/b/a The Flatley Company, and Enterasys Networks, Inc., relating to a leased premises in Portsmouth, New Hampshire.
10.13	Registration Rights Agreement, dated as of August 29, 2000, among the Registrant and the Investors, incorporated by reference to Exhibit 2.7 to the Silver Lake 8-K.
10.14	Registration Rights Agreement, dated as of August 29, 2000, among Aprisma and the Investors, incorporated by reference to Exhibit 2.8 to the Silver Lake 8-K.
10.15	Manufacturing Services Agreement, dated as of March 1, 2000, between the Registrant and Flextronics International USA, Inc., incorporated by reference to Exhibit 10.6 to the February 2001 10-Q/A.
10.16	1998 Equity Incentive Plan, incorporated by reference to Exhibit 4.1 to the Registrant’s registration statement on Form S-8, No. 333-83991.
10.17	2001 Equity Incentive Plan, incorporated by reference to Exhibit 4.1 to the Registrant’s registration statement on Form S-8, No. 333-66774.
10.18	1989 Employee Stock Purchase Plan, as restated.
10.19	1995 Employee Stock Purchase Plan, as restated.
10.20	Amended and Restated Aprisma 2000 Equity Incentive Plan, incorporated by reference to Exhibit 10.7 to the February 2001 10-Q/A.
10.21	Amended and Restated Change-in-Control Severance Benefit Plan for Key Employees, incorporated by reference to Exhibit 10.19 to the 2001 10-K.
10.22	Enterasys Change-in-Control Severance Benefit Plan for Key Employees, incorporated by reference to Exhibit 10.2 to the January 2001 10-Q.
10.23	Aprisma Change-In-Control Severance Benefit Plan for Key Employees, incorporated by reference to Exhibit 10.2 to the October 2001 10-Q.
10.24	Deferral Plan for Directors.

10.25	Form of Subsidiary Option Grant for Messrs. Patel, Kirkpatrick and Jaeger for options granted from the 2000 Equity Incentive Plans of Aprisma, incorporated by reference to Exhibit 10.5 to the October 2001 10-Q.
10.26	Promissory Note, dated April 12, 2000 of Piyush Patel, incorporated by reference to Exhibit 10.25 to Registrant’s annual report on Form 10-K filed on May 30, 2000 (the “2000 10-K”).
10.27	Promissory Note, dated August 23, 1999 of Enrique P. (Henry) Fiallo, incorporated by reference to Exhibit 10.28 to the 2000 10-K.
10.28	Promissory Note, dated January 1, 2000 of Enrique P. (Henry) Fiallo, incorporated by reference to Exhibit 10.27 to the 2000 10-K.
10.29	Promissory Note, dated June 1, 2000, of David Kirkpatrick, incorporated by reference to Exhibit 10.37 to the 2001 10-K.
10.30	Promissory Note, dated June 15, 2000, of David Kirkpatrick, incorporated by reference to Exhibit 10.38 to the 2001 10-K.
10.31	Promissory Note, dated January 1, 2000, of Eric Jaeger, incorporated by reference to Exhibit 10.39 to the 2001 10-K.
10.32	Promissory Note, dated September 6, 2001, of James E. Riddle.
10.33	Letter agreement between the Registrant and Piyush Patel, dated August 2, 2001, for the provision of certain consulting services.
10.34	Letter agreement between the Registrant and Eric Jaeger, dated August 2, 2001, for the provision of certain consulting services.
10.35	Letter agreement between the Registrant and Piyush Patel, dated August 3, 2001, regarding severance arrangements.
10.36	Letter agreement between the Registrant and Eric Jaeger, dated August 3, 2001, regarding severance arrangements.
10.37	Letter agreement between the Registrant and David Kirkpatrick, dated August 3, 2001, regarding severance arrangements.
22.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Auditors.
99.1	Certification of William K. O’Brien under Section 906 of the Sarbanes-Oxley Act.
99.2	Certification of Richard S. Haak, Jr. under Section 906 of the Sarbanes-Oxley Act.

Dear Enterasys Networks Shareholder:

      This is my first report to you since joining Enterasys Networks as Chief Executive Officer on April 1, 2002. At that time, the Company was facing significant challenges including a general economic downturn and a deteriorating environment for technology spending. Additionally, Enterasys was facing its own internal review of historical accounting matters and an investigation by the Securities and Exchange Commission.

      I am pleased to report that Enterasys is now emerging from this very difficult period in its history, rapidly transforming itself into a more stable, agile, and customer-driven business. Even as we continue executing on our business strategies and driving further operational improvements, I am encouraged by our significant progress to date, the continued loyalty of our customers, the strength of our product portfolio, and the determination of our employees.

Transition Year 2001

      As many of you are probably aware, this report was delayed so that the Company could complete its internal review of historical accounting matters. That review is now complete, and the Annual Report on Form 10-K that follows this letter reflects the cumulative impact of restatements for periods included in the transition year ended December 29, 2001 and the fiscal year ended March 3, 2001.

      Reviewing and analyzing the accounting issues has consumed significant resources and a great deal of management focus over the past several months and the completion and filing of the Form 10-K represents a critical step forward in terms of putting these issues behind us and focusing on our business and the task of rebuilding confidence among all our stakeholders. While the restated results included in the 10-K reflect historical matters are not indicative of the current or future performance of the Company, they do relate to many of the changes made to enhance the Company’s ability to provide timely, accurate and reliable financial reporting going forward.

      Now, I would like to report our progress on our initial strategies to stabilize Enterasys.

Progress Report for Fiscal Year 2002 (To-Date)

      Over the course of the past eight months, we have accomplished a great deal. In addition to completing the internal review and preparing our restated financial results, we have taken aggressive steps aimed at improving our operations by reducing costs, stabilizing revenue, strengthening our leadership team, enhancing financial and other processes, and improving our customer focus.

      Our actions to reduce costs and improve operational efficiency and effectiveness have lowered our cash usage rate significantly, furthering our efforts to achieve cash-positive, profitable operations as soon as possible. As of September 28, 2002, the Company had approximately $270 million in cash and marketable securities on hand. Importantly, we reduced costs while maintaining a high level of customer service, supporting our technology roadmaps and sustaining critical investments in research and development programs. We believe these efforts have created a cost structure more appropriately aligned with our present sales levels.

      The results of our efforts to stabilize sales through the first three quarters of fiscal 2002, which yielded quarterly revenue of $120 million or more, speak for themselves. While there is still much to do to reestablish sales momentum, our ability to stabilize sales in this environment speaks volumes about the strength of our product portfolio, our partners, and the loyalty of our installed customer base. Despite challenging economic and market conditions, we rose above the noise and delivered solid performance.

      We have also made many changes to our people, processes and systems to improve customer focus, increase productivity, strengthen our internal controls and ensure the ongoing integrity of our financial reporting. We continue recruiting selectively to find new, experienced talent to support our efforts, while we build and strengthen relationships with key resellers and system integrators to expand our market reach.

Moving Forward into Fiscal Year 2003

      We have made very significant progress in a short period of time. Our objective for the coming quarters is to restore our competitive position in the broad enterprise market and position Enterasys for future growth. We believe that resolving the historical accounting issues has removed a significant barrier to our future progress, setting us on a clear path to move forward. Accordingly, we are focusing on forward-looking efforts touching every aspect of the Company — from product development and sales, to channel development and supply chain management, with our customers and partners as the central point of focus. We believe this will enable us to capitalize on our strengths and opportunities — clearly distinguishing Enterasys Networks as a leading provider of broadline data networking infrastructures for enterprise-class customers.

      Thank you for the confidence you have placed in us. We believe that with the support of our customers, partners and dedicated employees, we can drive Enterasys into the future, with the opportunity for solid value creation for our shareholders.

WILLIAM K. O’BRIEN
Chief Executive Officer and Director