Form 10-Q
period 2002-03-30
ENTERASYS NETWORKS INC /DE/
filed 2003-01-16
CIK 846909

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 30, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [   ]  No [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-2 in the Exchange Act) Yes [X]  No [   ]

     As of January 10, 2003, there were 201,966,247 shares of the Registrant’s common stock, $0.01 par value, outstanding.

Explanatory Statement

     This quarterly report on Form 10-Q contains consolidated financial statements for the quarterly period ended June 2, 2001 which have previously been restated. On November 26, 2002, we filed our transition report on Form 10-K for the ten-month transition period ended December 29, 2001. The Form 10-K contained restated consolidated financial statements for the fiscal year ended March 3, 2001 and certain restated financial information with respect to the quarters within that fiscal year and within the ten-month transition period ended December 29, 2001.

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ENTERASYS NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS

	March 30,	December 29,	June 2,
	2002	2001	2001

(In thousands, except share and per share amounts)	(unaudited)		(unaudited)
			(restated)
ASSETS
Current assets:
Cash and cash equivalents	$92,147	$114,800	$218,648
Marketable securities	69,037	47,532	98,583
Accounts receivable, net	49,821	67,698	110,714
Inventories, net	112,887	118,214	116,974
Income tax receivable	119,075	—	—
Prepaid expenses and other current assets	28,363	25,368	155,814
Current portion of notes receivable	1,000	15,000	14,152
Assets of discontinued operations	40,356	103,415	363,843

Total current assets	512,686	492,027	1,078,728
Long-term portion of notes receivable	—	—	7,125
Restricted cash, cash equivalents and marketable securities	23,599	27,882	25,248
Long-term marketable securities	70,277	63,920	163,279
Investments	63,990	63,684	115,926
Property, plant and equipment, net	57,062	56,924	64,777
Intangible assets, net	43,424	45,601	171,821

Total assets	$771,038	$750,038	$1,626,904

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$64,777	$74,764	$43,354
Accrued expenses	97,818	78,162	68,990
Deferred revenue	75,736	77,376	60,655
Customer advances and billings in excess of revenues	15,215	56,115	—
Income taxes payable	64,119	37,970	53,314
Liabilities of discontinued operations	20,981	33,316	66,303

Total current liabilities	338,646	357,703	292,616

Deferred income taxes	—	—	1,199

Total liabilities	338,646	357,703	293,815
Commitments and contingencies
Contingent redemption value of common stock put options	—	842	—
Redeemable convertible preferred stock, $1.00 par value, 65,000 shares of Series D and 25,000 shares of Series E were designated, issued and outstanding at March 30, 2002 and December 29, 2001 (aggregate liquidation preference of Series D and E at March 30, 2002, $69,226 and $26,629, respectively, and $68,542 and $26,356, respectively, at December 29, 2001) 65,000 shares of Series A, 25,000 shares of Series B and 45,471 shares of Series C were designated, issued and outstanding at June 2, 2001 (aggregate liquidation preference of Series A and B at June 2, 2001, $66,967 and $25,760, respectively)
	79,665	61,789	112,669

Stockholders’ equity:
Undesignated preferred stock, $1.00 par value. Authorized 1,859,000 shares	—	—	—
Common stock, $0.01 par value. Authorized 450,000,000 shares; issued 204,143,533, 202,941,544 and 191,513,438 shares, respectively	2,041	2,029	1,915
Additional paid-in capital	1,174,848	1,141,089	997,869
Retained earnings (accumulated deficit)	(761,895)	(748,199)	293,134
Unearned stock-based compensation	(1,780)	(2,802)	(14,439)
Treasury stock, at cost (3,053,201 common shares at March 30, 2002 and December 2001 and 2,150,000 common shares at June 2, 2001)	(64,890)	(64,890)	(57,732)
Accumulated other comprehensive income (loss)	4,403	2,477	(327)

Total stockholders’ equity	352,727	329,704	1,220,420

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$771,038	$750,038	$1,626,904

See accompanying notes to consolidated financial statements.

ENTERASYS NETWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended

	March 30,	June 2,
(In thousands, except per share amounts)	2002	2001

		(restated)
Net revenue:
Product	$85,025	$142,068
Services	35,741	39,582

Total revenue	120,766	181,650

Cost of revenue:
Product	62,764	82,129
Services	9,682	11,608

Total cost of revenue	72,446	93,737

Gross margin	48,320	87,913

Operating expenses:
Research and development(a)	25,537	20,799
Selling, general and administrative	65,628	75,326
Amortization of intangible assets	2,177	10,378
Stock-based compensation	1,021	1,630

Total operating expenses	94,363	108,133

Loss from operations	(46,043)	(20,220)
Interest income, net	1,958	6,539
Other income (expense), net	(15,780)	20,131

Income (loss) from continuing operations before income taxes and cumulative effect of a change in accounting principle	(59,865)	6,450
Income tax expense (benefit)	(61,039)	2,910

Income from continuing operations before cumulative effect of a change in accounting principle	1,174	3,540
Discontinued operations:
Operating loss (net of tax benefit of $4,229)	—	(11,112)
Loss on disposal (net of tax benefit of $0)	(11,700)	—

Loss from discontinued operations	(11,700)	(11,112)
Cumulative effect of a change in accounting principle (net of tax expense of $4,950)	—	7,741

Net income (loss)	(10,526)	169
Accretive dividend and accretion of discount on preferred shares	(3,170)	(3,067)

Net loss available to common shareholders	$(13,696)	$(2,898)

Basic and diluted income (loss) per common share:
Income (loss) from continuing operations available to common shareholders	$(0.01)	$—
Loss from discontinued operations	(0.06)	(0.06)
Cumulative effect of a change in accounting principle	—	0.04

Net loss available to common shareholders	$(0.07)	$(0.02)

Weighted average number of common shares outstanding:
Basic	200,742	188,833

Diluted	200,742	192,103

(a)	Excludes non-cash, stock-based compensation expense.

See accompanying notes to consolidated financial statements.

ENTERASYS NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended

(In thousands)	March 30, 2002	June 2, 2001

		(restated)
Cash flows from operating activities:
Net income (loss)	$(10,526)	$169
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss from discontinued operations	11,700	11,112
Depreciation and amortization	11,225	19,659
Provision for losses on accounts receivable	(1,585)	900
Provision for excess and obsolete inventory	—	9,804
Deferred income taxes	—	(299)
Stock-based compensation	1,021	1,630
Net realized gain on sale of securities	—	(60,151)
Gain on expiration of put options	(842)	—
Loss on investment write-downs	424	20,453
Unrealized loss on Riverstone stock derivative	14,706	—
Changes in current assets and liabilities:
Accounts receivable	19,462	26,101
Inventories	5,327	(35,811)
Prepaid expenses and other assets	(2,996)	(11,108)
Accounts payable and accrued expenses	(13,784)	(37,456)
Customer advances and billings in excess of revenues	(40,900)	—
Deferred revenue	(1,640)	(27,787)
Income taxes payable, net	(60,517)	1,920

Net cash used in operating activities	(68,925)	(80,864)

Cash flows from investing activities:
Capital expenditures	(9,186)	(4,838)
Proceeds from sale of minority investments	947	—
Cash paid for minority investments	(1,677)	(18,790)
Purchase of available-for-sale securities	(49,058)	(48,332)
Sales/maturities of marketable securities	64,582	327,114

Net cash provided by investing activities	5,608	255,154

Cash flows from financing activities:
Cash flows related to discontinued operations	23,115	(15,170)
Common stock issued pursuant to employee stock purchase plans	—	4,438
Payments from notes receivable	14,000	1,723
Issuance of notes receivable	—	(13,000)
Repurchase of common stock	—	(1,253)
Proceeds from exercise of stock options	3,506	4,395

Net cash provided by (used in) financing activities	40,621	(18,867)
Effect of exchange rate changes on cash	43	(1,153)

Net (decrease) increase in cash and cash equivalents	(22,653)	154,270
Cash and cash equivalents at beginning of period	114,800	64,378

Cash and cash equivalents at end of period	$92,147	$218,648

Supplemental disclosure of cash flow information:
Cash refunds on income taxes	$530	$50
Non-cash transactions:
Accretive dividend and accretion of discount on preferred shares	$3,170	$3,067
Inventory exchanged for investments	$—	$6,839

See accompanying notes to consolidated financial statements.

ENTERASYS NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	Basis of Presentation

     The accompanying unaudited consolidated financial statements of Enterasys Networks, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Article 2 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year. Certain prior period balances have been reclassified to conform to the current period presentation. The accompanying financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Transition Report on Form 10-K for the transition period ended December 29, 2001 filed with the SEC on November 26, 2002.

     On September 28, 2001, the Company’s Board of Directors amended the by-laws to change the Company’s fiscal year-end from the Saturday closest to the last day in February of each year to the Saturday closest to the last day in December of each year, and the Company filed a Form 10-K for the ten-month transition period ended December 29, 2001. The Company has filed this Form 10-Q for the three-month period ended on March 30, 2002, which is the first quarter of fiscal year 2002. The Company did not include comparable three-month financial information for the period December 30, 2000 through March 31, 2001, because it was impracticable to do so due to certain inherent limitations in the Company’s interim monthly closing process and the complexity of the restatement of the Company’s quarterly 2001 financial statements.

2.	Restatement

     On January 31, 2002, the Company discovered that a previously recognized $4.0 million sale in its Asia Pacific region did not qualify for revenue recognition during the period in which the Company had originally reported the revenue. Also on January 31, 2002, the Company learned that the SEC had opened a formal order of investigation into the financial accounting and reporting practices of the Company and its affiliates. In response to these developments, the Company’s Board of Directors formed a Special Committee to conduct an internal review into the Company’s financial accounting and reporting for the fiscal year ended March 3, 2001 and the ten-month transition period ended December 29, 2001. The Special Committee appointed the law firm of Ropes & Gray to conduct the internal review, and Ropes & Gray hired the forensic accounting group of Deloitte & Touche LLP to assist with the internal review. The Special Committee has completed the internal review, and the Company has restated its financial statements for the fiscal year ended March 3, 2001, the fiscal quarters within that fiscal year, and the first three fiscal quarters within the ten-month transition period ended December 29, 2001. The restatements are included in the Company’s Transition Report on Form 10-K filed with the SEC on November 26, 2002. The principal adjustments to restate the financial statements for the three months ended June 2, 2001 were as follows:

     Sales/Investment Transactions

     The Company entered into a number of transactions in which it made an investment in a customer in exchange for cash and/or the Company’s products and services. The amounts originally recorded by the Company relating to a number of these transactions were in error. The Company reviewed all investment transactions and corrected the amount recorded for each transaction for which an error was noted. In making those corrections, the investment value and the amount of revenue recorded by the Company were determined based upon the nature of the transaction and fair value of the investment instrument received. When it was not appropriate to recognize revenue, the Company recorded the difference between the cost of the consideration given and the fair value of the investment received as other expense. The fair value of the investment in these instances was limited to the cost of the product given. These corrections resulted in a reduction to reported investments and revenue of $0.3 million and $13.5 million, respectively, for the three months ended June 2, 2001. The Company also increased other expense, net by $6.0 million for the three months ended June 2, 2001.

     Asia Pacific and Latin America Distributors

     As a result of the internal review, the Company determined that beginning in the fiscal year ended March 3, 2001 practices related to several distributor relationships in the Asia Pacific and Latin America regions were such that, with respect to sales to these distributors, the Company should not recognize revenue until the distributor has paid the Company. As a result of these findings, and in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” the Company restated sales to such distributors in these two regions to a cash basis methodology. This resulted in a reduction to reported revenue of $7.8 million for the three months ended June 2, 2001.

     Pricing Allowances

     In the course of the internal review, the Company identified certain pricing allowances extended to customers that had not been recorded by the Company in the appropriate period. The impact of correcting these errors resulted in a reduction to reported revenue of $2.0 million for the three months ended June 2, 2001.

     Return Rights

     The Company determined that sales reserves established to account for future product returns in certain cases did not properly take into consideration all relevant information available at the time the estimates were made; and as a result, the Company has adjusted reserves for certain periods. The impact of correcting for these errors resulted in an increase to reported revenue of $0.5 million for the three months ended June 2, 2001.

     Other Revenue Corrections

     The Company determined that other reductions to revenue for the three months ended June 2, 2001 were required to correct previously reported amounts including premature recognition of revenue associated with incomplete integration projects and software arrangements aggregating $0.2 million, barter transactions of $3.1 million, premature recognition of intermediary shipments as revenue totaling $6.6 million, and other miscellaneous transactions aggregating $14.6 million.

     Cost of Revenues

     Cost of revenues was reduced by $20.8 million in the three months ended June 2, 2001, primarily as a result of the foregoing adjustments reducing revenue.

     Operating Expenses

     Operating expenses were decreased by $1.1 million in the three months ended June 2, 2001, primarily as a result of expenses not properly recorded in Latin America as well as errors associated with the recognition of cooperative marketing expenses.

     Discontinued Operations

     The loss from discontinued operations was increased by $2.5 million in the three months ended June 2, 2001 primarily due to sales/investment transactions and return rights as discussed above.

     Balance Sheet

     The balance sheet impact at June 2, 2001 of correcting the revenue items discussed above decreased accounts receivable by $34.2 million, increased inventory by $33.3 million and decreased investments by $30.0 million. Other balance sheet corrections included a $51.1 million decrease in cash and cash equivalents and a $1.2 million decrease in accounts payable to properly record outstanding checks and to record deposits in transit, a $3.5 million increase in intangible assets, a $2.7 million increase in accrued expenses to correct product credits and a $6.7 million increase in deferred revenue.

     Cash Flow

     The restatements discussed above account for substantially all of the changes to the consolidated statement of cash flows for the three months ended June 2, 2001.

     Summary of Restatement Adjustments

     The following table outlines the effect of the restatement adjustments on the three months ended June 2, 2001 as well as the reclassifications of discontinued operations as discussed in Note 4 and marketing development expenses as discussed in Note 3:

	Consolidated Statement of Operations

	Three months ended June 2, 2001

	As originally
	reported	Reclassifications	Restatements	As restated

(In thousands)

Net revenue	$306,898	$(78,068)	$(47,180)	$181,650
Gross margin	$158,817	$(44,546)	$(26,358)	$87,913
Income of continuing operations available to common shareholders	$2,059	$8,569	$(10,155)	$473
Loss of discontinued operations	$—	$(8,569)	$(2,543)	$(11,112)
Net income (loss) available to common shareholders	$9,800	$—	$(12,698)	$(2,898)
Basic and diluted income (loss) per common share:
Income (loss) from continuing operations available to common shareholders	$0.01	$0.05	$(0.06)	$—
Loss from discontinued operations	$—	$(0.05)	$(0.01)	$(0.06)
Net income (loss) available to common shareholders	$0.05	$—	$(0.07)	$(0.02)

	Consolidated Balance Sheet

	June 2, 2001

	As originally
	reported	Reclassifications	Restatements	As restated

(In thousands)

Assets of continuing operations	$1,749,674	$(405,558)	$(81,055)	$1,263,061
Assets of discontinued operations	—	370,532	(6,689)	363,843

Total assets	$1,749,674	$(35,026)	$(87,744)	$1,626,904

Liabilities of continuing operations	$328,125	$(103,008)	$2,395	$227,512
Liabilities of discontinued operations	—	67,982	(1,679)	66,303

Total liabilities	$328,125	$(35,026)	$716	$293,815

Total stockholders’ equity	$1,308,880	$—	$(88,460)	$1,220,420

3.	Accounting Policies

     Principles of Consolidation

     The consolidated financial statements include the accounts of Enterasys Networks, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements and related notes have been reclassified to reflect the results of Aprisma, Riverstone and GNTS as discontinued operations as discussed in Note 4. In addition to the reclassification due to discontinued operations, certain prior year balances have been reclassified to conform to the current period presentation.

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

     New Accounting Pronouncements

     Effective December 30, 2001, the Company adopted the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products,” which requires among other things, that payments made to resellers by the Company for cooperative advertising, buy-downs and similar arrangements should be classified as reductions to net sales or an increase in selling expenses, depending upon the application of the funds by the customer. As a result, the financial statement presentation for the three months ended March 30, 2002 conforms to the requirements of EITF No. 00-25, and the amounts for the three months ended June 2, 2001 have been reclassified to comply with the guidelines of the consensus. The reclassification for the three months ended June 2, 2001 resulted in a reduction of net revenue of $3.4 million, a reduction of cost of revenue of $5.0 million and an increase in selling, general and administrative expenses of $1.6 million. The above reclassification had no impact on net loss or loss per share.

     Effective December 30, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” See Note 8 for further information concerning the Company’s adoption of SFAS 142.

     In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires recognition of asset retirement obligations as a liability rather than a contra-asset. SFAS No. 143 is effective for the Company’s fiscal year ending January 3, 2004. The Company is currently evaluating the impact that the adoption will have on the consolidated financial statements.

     Effective December 30, 2001, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which excludes from the definition of long-lived assets goodwill and other intangibles that are not amortized in accordance with SFAS No. 142. SFAS No. 144 requires long-lived assets disposed of by sale to be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 also expands the reporting of discontinued operations to include components of an entity that have been or will be disposed of rather than limiting such discontinuance to a segment of a business.

     The transition provisions of SFAS No. 144 require that disposal activities that were initiated before the initial application of SFAS No. 144 continue to be accounted for and displayed in the income statement in accordance with the prior pronouncement applicable to the disposal. However, SFAS No. 144 requires a company to reclassify previously issued statements of financial position presented for comparative purposes if a company presented as a single net line item the assets and liabilities of a disposal group. As a result, the Company continues to account for and present in its consolidated statements of operations, the Riverstone, Aprisma and GNTS discontinued operations in accordance with Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” and has reclassified the assets and liabilities of Aprisma on the consolidated balance sheets to conform to the presentation required by SFAS No. 144. See Note 4 for a discussion of the Company’s discontinued operations. The adoption of SFAS No. 144 did not have any impact on the book value of the Company’s long-lived assets.

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145, among other things, rescinds SFAS No. 4, which required all gains and losses from the extinguishment of debt to be classified as an extraordinary item and amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This statement was issued effective for fiscal years beginning May 15, 2002 or later. The Company does not expect this statement will have an impact on its consolidated financial statements.

     In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires companies to recognize costs associated with exit or disposal activities when a liability is incurred rather than at the date of a commitment to an exit or disposal plan. This statement is effective for fiscal years beginning after December 31, 2002. The Company is currently evaluating the impact the adoption will have on the consolidated financial statements.

4.	Discontinued Operations

     In February 2000, Cabletron Systems, Inc. (“Cabletron”) transferred substantially all of its operating assets and liabilities to four operating subsidiaries, Enterasys Networks, Inc. (“Enterasys Subsidiary”), Riverstone Networks, Inc. (“Riverstone”), Aprisma Management Technologies, Inc. (“Aprisma”), and GlobalNetwork Technology Services, Inc. (“GNTS”). In July 2001, the operations of GNTS were discontinued through the acquisition of a portion of GNTS by a third party, the assumption of certain contracts and employees of GNTS by Enterasys Subsidiary and Aprisma, and the discontinuance of the remaining business operations of GNTS. Following the initial public offering of a portion of Riverstone’s common stock in February 2001, Cabletron distributed its holdings of Riverstone’s common stock to Cabletron’s stockholders in a spin-off transaction on August 6, 2001. Also on August 6, 2001, Enterasys Subsidiary was merged with and into Cabletron and the name of the surviving corporation was changed to “Enterasys Networks, Inc.” On August 9, 2002, the Company completed the sale of Aprisma to a third party for proceeds, net of expenses, of approximately $7.4 million. For the three months ended March 30, 2002, the Company recorded an additional charge of $11.7 million due to a change in estimate of the loss on disposal of Aprisma. The consolidated financial statements present GNTS, Riverstone and Aprisma as discontinued operations for all applicable periods presented.

     The Company’s discontinued operations for the three months ended June 2, 2001, included sales to customers in which the Company had investments in debt and equity securities accounted for under the cost method of accounting. These revenues are disclosed separately in the following table as “Revenue from related parties — minority investees.” The following revenue is recorded in the consolidated statements of operations in loss from discontinued operations:

Three months ended June 2, 2001

(In thousands)	(restated)

Revenue (trade) from discontinued operations	$50,001
Intercompany revenue — Enterasys, Aprisma, GNTS and Riverstone	3,704
Revenue from related parties — minority investees	19,257

Subtotal	72,962
Eliminations	(3,704)

Total discontinued operations revenue	$69,258

5.	Segment Information

     As a result of the Company’s decision to discontinue or dispose of the operations of Riverstone, GNTS and Aprisma, the Company operates its business as one segment, which is the business of developing, marketing and supporting comprehensive network solutions.

     Revenues by geography

	Three months ended

	March 30, 2002		June 2, 2001

($ In thousands)	Revenue	Percent	Revenue	Percent

			(restated)

North America	$68,372	56.6%	$97,227	53.5%
Europe, Middle East and Africa	36,509	30.2%	53,862	29.6%
Asia Pacific	5,817	4.8%	19,924	11.0%
Latin America	10,068	8.4%	10,637	5.9%

Total revenues	$120,766	100.0%	$181,650	100.0%

6.	Accounts Receivable

     Accounts receivable are summarized as follows:

	March 30,	December 29,
	2002	2001

(In thousands)
Gross accounts receivable	$98,549	$125,617
Less: Deferred revenue on shipments to stocking distributors	(17,359)	(25,350)
Allowance for doubtful accounts	(31,369)	(32,569)

Accounts receivable, net	$49,821	$67,698

     Beginning in September 2001, the Company deferred revenue on product shipments to certain stocking distributors until those distributors have sold the product to their customer. At March 30, 2002 and December 29, 2001, $26.0 million and $68.9 million, respectively, of product shipments had been billed and deferred, of which $17.4 million and $25.4 million, respectively, are reflected as a reduction to accounts receivable and $8.6 million and $43.5 million, respectively, have been collected (or credited) and are included in customer advances and billings in excess of revenues.

7.	Income Tax Receivable

     The Company established an income tax receivable during the three months ended March 30, 2002 to reflect the refunds anticipated as a result of the Job Creation and Worker Assistance Act of 2002. This receivable at March 30, 2002 was approximately $119.1 million, and was comprised of the realization of tax benefits of approximately $17.4 million, $24.5 million and $47.0 million for the three months ended March 30, 2002, the ten months ended December 29, 2001 and fiscal year ended March 3, 2001, respectively. Also included in the income tax receivable were increases to additional paid-in capital of approximately $11.7 million and $18.5 million for the ten months ended December 29, 2001 and fiscal year ended March 3, 2001, respectively.

8.	Goodwill and Intangible Assets

     The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” on December 30, 2001. SFAS No. 142 requires that existing and future goodwill and intangible assets with indefinite lives not be amortized, but written down, as needed, based upon an impairment analysis that must occur at least annually. Intangible assets that have finite useful lives continue to be amortized over their useful lives. The Company is currently in the process of completing the transitional impairment test required by SFAS No. 142 to determine whether there was an impairment of recorded goodwill as of December 30, 2001. In accordance with SFAS No. 142, step one of the two-part transitional impairment test requires the Company to compare the fair value of each reporting unit with its respective carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, step two of the transitional impairment test will be performed to measure the amount of impairment loss. Step one of the transitional impairment test must be completed in connection with our reporting for the second quarter of fiscal year 2002. Step two of the transitional impairment test must be completed by the end of fiscal year 2002 and the resulting impairment loss, if any, will be recorded as a cumulative effect of accounting change in the consolidated statements of operations. The amount of any such impairment loss cannot be determined at this time. The amount of any such loss, however, could be material to the Company’s consolidated financial results. In addition to the transitional impairment test, SFAS No. 142 also requires the Company to perform an annual impairment test and an impairment test if an event occurs or circumstances change that would more likely than not result in an impairment loss. Such subsequent impairment losses, if any, will be reflected in operating income in the consolidated statement of operations in the period the event occurs. Such an event occurred during the quarter ended June 29, 2002. The Company is assessing the impact of this event and anticipates that any necessary adjustment would be recorded in the quarter ended June 29, 2002. Goodwill, net of accumulated amortization, as of March 30, 2002 and December 29, 2001 was $15,129.

     The impact of discontinuing the amortization of goodwill on net income and on basic and diluted earnings per share for the quarter ended March 30, 2002 is approximately $1.1 million, or $.01 per share on a basic and fully diluted basis as presented below:

	Three months ended
	March 30, 2002	June 2, 2001

(In thousands, except per share amounts)		(restated)

Net loss available to common shareholders	$(13,696)	$(2,898)
Add back: Goodwill amortization expense	—	7,553

Adjusted net income (loss) available to common shareholders	$(13,696)	$4,655
Basic and diluted earnings (loss) per share
Net income (loss) available to common shareholders	$(0.07)	$(0.02)
Goodwill amortization expense	—	0.04

Adjusted net income (loss) available to common shareholders	$(0.07)	$0.02

     The table below presents gross amortizable intangible assets and the related accumulated amortization at March 30, 2002:

	Gross		Net carrying
	carrying	Accumulated	value of
(In thousands)	amount	amortization	intangible assets

Customer relations	$28,600	$(16,962)	$11,638
Patents and technology	32,200	(15,543)	16,657

Total	$60,800	$(32,505)	$28,295

     The table below presents expected amortization expense for intangible assets at March 30, 2002:

						After
	2002	2003	2004	2005	2006	2006

Estimated amortization expense	$6,531	$6,007	$5,693	$5,693	$2,988	$1,383

9.	Inventories, net

     Inventories, net, consisted of the following:

	March 30,	December 29,
	2002	2001

(In thousands)
Raw materials	$8,400	$8,130
Finished goods	104,487	110,084

Inventories, net	$112,887	$118,214

     Finished goods at March 30, 2002 and December 29, 2001 included $29.6 million and $43.8 million, respectively, of inventory held by certain distributors as a result of the Company’s decision in September of 2001 to recognize revenue from certain distributors when the distributor ships the Company’s product to its customers.

10.	Accrued Expenses

     Accrued expenses consisted of the following:

(In thousands)	March 30, 2002	December 29, 2001

Salaries and benefits	$27,975	$31,525
Accrued restructuring charges	3,501	6,182
Accrued legal and audit costs	14,898	6,721
Accrued marketing development obligations	14,737	15,073
Accrued liability on lease guarantees	6,439	7,100
Accrued loss on disposal of Aprisma	12,981	1,281
Other	17,287	10,280

Total accrued expenses	$97,818	$78,162

11.	Accrued Restructuring Charges

     The following table summarizes accrued restructuring activity for the three months ended March 30, 2002:

	Severance	Facility exit
	benefits	costs	Total

(In thousands)

Balance, December 29, 2001	$3,952	$2,230	$6,182
Reclassification	(572)	572	—
Cash payments	(2,086)	(595)	(2,681)

Balance, March 30, 2002	$1,294	$2,207	$3,501

     During the second quarter of the ten months ended December 29, 2001, the Company recorded restructuring charges of $10.3 million to reduce the expense structure of the Company. These charges reflected the write-down of a vacant office building in Rochester, NH to its estimated fair value of $1.5 million, exit costs associated with the planned closure of eight sales offices worldwide and executive severance costs. As of March 30, 2002 the remaining balance of the accrued exit costs primarily consists of long-term lease commitments which will be paid out over several years.

     In the fourth quarter of the ten months ended December 29, 2001, the Company recorded a restructuring charge of $12.4 million for employee severance costs associated with the reduction of approximately 400 individuals from the Company’s global workforce. The reduction in the global workforce involved principally sales, engineering and administrative personnel and has also included targeted reductions impacting most functions within the Company. As of March 30, 2002 the remaining balance of the accrued severance costs consists of severance that will be paid out during fiscal year 2002.

12.	Other Income (Expense), Net

     The following schedule reflects the components of other income (expense), net:

	Three months ended

	March 30, 2002	June 2, 2001

		(restated)
(In thousands)
Impairment of investments	$(424)	$(20,453)
Loss on exchange of products for investments	—	(6,009)
Recognition of deferred gain on Efficient investment	—	46,778
Unrealized loss on Riverstone stock derivative	(14,706)	—
Net gain on sale of available for sale securities	—	834
Gain on expiration of common stock put options	842	—
Other	(1,492)	(1,019)

Total other income (expense)	$(15,780)	$20,131

     The Company recorded, in other income (expense), net, impairments of investments of $0.4 million for the first quarter of fiscal year 2002 and $20.5 million for the first quarter of transition year 2001. These impairments of value are based on investee-specific events including declines in the investees’ stock price in new rounds of financing, market capitalization relative to book value, deteriorating financial condition or results of operations and bankruptcy or insolvency.

     During the first quarter of transition year 2001, the Company entered into a number of transactions in which it made an investment in a customer in exchange for cash and/or our products and services. In certain of these transactions the Company recorded the difference between the cost of the consideration given and the fair value of the investment received as other expense. These transactions resulted in other expense of $6.0 million for the first quarter of transition year 2001.

     During the first quarter of transition year 2001, the Company sold 2.0 million shares of Efficient common stock and tendered its remaining 8.5 million shares for proceeds of $242.7 million in connection with a tender offer to acquire the outstanding shares of Efficient common stock made by Siemens A.G. In connection with these transactions, the Company recognized the remaining deferred gain of $46.8 million to other income.

     The Company’s convertible preferred stock redemption liability is offset by the value of 1.3 million shares of Riverstone stock received by the holders of the redeemable convertible preferred stock in connection with the Riverstone spin off in August 2001. During the first quarter of fiscal year 2002 the value of the Riverstone shares decreased $14.7 million, and the associated increase in the Company’s redemption liability was recorded as other expense.

13.	Comprehensive Income (Loss)

     The Company’s total comprehensive loss, net of tax, was as follows:

	Three months ended

	March 30, 2002	June 2, 2001

(In thousands)		(restated)
Net income (loss)	$(10,526)	$169
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	2,142	(2,283)
Foreign currency translation adjustment	43	1,152
Reclassification adjustment for gains (losses) on available-for-sale securities included in net income	(259)	834

Total comprehensive loss	$(8,600)	$(128)

14.	Net Income (Loss) Per Share

     A reconciliation of the shares used in the computation of the Company’s basic and diluted earnings per common share is as follows:

	Three months ended

	March 30, 2002	June 2, 2001

(In thousands)
Weighted average number of common shares outstanding — basic	200,742	188,833
Dilutive effect:
Net additional common shares upon exercise of common stock options	—	3,270

Weighted average number of common shares outstanding — diluted	200,742	192,103

     For the three months ended March 30, 2002 options to purchase 15.0 million shares of common stock were outstanding but were not included in the calculation of diluted earnings per share since the effect was anti-dilutive. Also excluded for the three months ended March 30, 2002 were 7.4 million warrants to purchase shares of the Company’s common stock.

15.	Commitments and Contingencies

     Legal Proceedings

     Described below are material legal proceedings in which the Company is involved:

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

     Securities Class Action in the District of New Hampshire. Between February 7 and April 9, 2002, six class action lawsuits were filed in the United States District Court for the District of New Hampshire. Defendants are us, former chairman and chief executive officer Enrique Fiallo and former chief financial officer Robert Gagalis. By orders dated August 2, 2002 and September 25, 2002, these lawsuits, which are similar in material respects were consolidated into one class action lawsuit, captioned In re Enterasys Networks, Inc. Securities Litigation (C.A. No. 02-CV-71). On December 9, 2002, the plaintiffs filed an amended consolidated complaint, adding two additional defendants, Piyush Patel, former chief executive officer of Cabletron Systems, Inc. (“Cabletron”) and David Kirkpatrick, former chief financial officer of Cabletron. The amended complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 there under. Specifically, plaintiffs allege that during periods spanning from June 28, 2000 and August 3, 2001 and in the period between August 6, 2001 and February 1, 2002 (together the “Class Period”), defendants issued materially false and misleading financial statements and press releases that overstated the Company’s revenues, income, and cash, and understated our net losses, because we purportedly recognized revenue in violation of Generally Accepted Accounting Principles (“GAAP) and the Company’s own accounting policies in connection with various sales and/or investment transactions. The complaints seek unspecified compensatory damages in favor of the plaintiffs and the other members of the purported class against all of the defendants, jointly and severally as well as fees, costs and interest and unspecified equitable relief. By order of the court, the Company has not yet been required to file a responsive pleading. If plaintiffs prevail on the merits of the case, the Company could be required to pay substantial damages.

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

     Other. In addition, the Company is involved in various other legal proceedings and claims arising in the ordinary course of business. Management believes that the disposition of these additional matters, individually or in the aggregate, is not expected to have a materially adverse effect on the financial condition or results of operations of the Company.

Other

     Beginning on February 23, 2003, the holders of the Company’s Series D and E preferred stock have the right to redeem these shares for approximately $99 million in cash, less the proceeds from the sale of any of the approximately 1.3 million shares of Riverstone stock distributed to them in connection with the Company’s spin-off of Riverstone. The Company is engaged in discussions with the preferred stockholders concerning alternatives to this potential redemption right, although there can be no assurance as to the outcome of any such discussions.

      The Company committed to make up to $20 million of additional capital contributions to a venture capital fund in which it is already an investor. In the event of future capital calls, the Company could be required to fund some or all of this commitment. If the Company fails to make a required contribution, then the Company’s existing investment with a carrying value of $3.8 million at March 30, 2002 would be significantly diluted. The fund has indicated that it does not anticipate issuing a capital call in the near future.

16.	Related Party Transactions

     Investments

     The Company has minority investments in debt and equity securities of certain companies. The Company does not have a controlling interest in these entities. In certain instances during the three months ended June 2, 2001, the Company recorded revenue from transactions where it received equity instruments in exchange for products sold. Revenue recognized from investee transactions during that period was as follows:

	Three months ended

	March 30, 2002	June 2, 2001

(In thousands)		(restated)
Revenue recognized in connection with investment transactions	$—	$3,250
Revenue recognized from other sales to investee companies	2,418	8,474

Total revenue recognized from investee transactions	$2,418	$11,724

     Consulting Arrangements

     In connection with the senior management resignations in September 2001, the Company entered into consulting arrangements with two former members of senior management to provide strategic advice and assistance to the Company for a period of one year. The Company paid consulting fees of $0.06 million in the three months ended March 30, 2002.

17.	Subsequent Events

     On April 8, 2002, the Company announced a cost reduction plan including a reduction in work force of approximately 30%. The cost reduction plan also included other programs intended to reduce costs, including initiatives related to supply chain management and incentive programs with the Company’s distributors and channel partners.

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

     During the portion of fiscal year 2002 through November 2002, the Company incurred legal and forensic accounting fees of approximately $19 million for services rendered in connection with the SEC investigation into the Company’s financial accounting and reporting practices, the subsequent restatement of the Company’s fiscal year 2001 and transition year 2001 financial statements, and the various shareholder lawsuits discussed in Note 15. The Company has not received a determination as to whether and to what extent costs incurred to date are reimbursable under its insurance coverage and therefore such costs will be expensed to operating expenses as they are incurred until a reimbursement determination has been made. Costs incurred in the first quarter ended March 30, 2002 were $3.5 million.

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This quarterly report on Form 10-Q and the following disclosure contain forward-looking statements. We caution you that any statements contained in this report which are not strictly historical statements constitute forward-looking statements. Such statements include, but are not limited to, statements reflecting management’s expectations regarding our future financial performance; strategic relationships and market opportunities; and our other business and marketing strategies and objectives. These statements may be identified with such words as “we expect”, “we believe”, “we anticipate”, or similar indications of future expectations. These statements are neither promises nor guarantees, and involve risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. Such risks and uncertainties include, among other things, the following factors: the pending SEC investigation and our accounting restatements could materially harm our business, operating results and financial condition; worldwide economic weakness, deteriorating market conditions and recent political and social turmoil have and may continue to negatively affect our business and revenues and make forecasting more difficult, which could harm our financial condition; we have a history of losses in recent years and may not operate profitably in the future; our quarterly operating results are likely to fluctuate, which could cause us to fail to meet quarterly operating targets and result in a decline in our stock price; we earn a substantial portion of our revenue for each quarter in the last month of each quarter, which reduces our ability to accurately forecast our quarterly results and increases the risk that we will be unable to achieve previously forecasted results; we may need additional capital to fund our future operations and, if it is not available when needed, our business may be harmed; in February 2003, the holders of our Series D and E preferred stock may require redemption of their shares for cash, which could impair our cash position, or request the conversion of their shares into shares of our common stock, which would dilute our existing stockholders; pending and future litigation could materially harm our business, operating results and financial condition; the limitations of our director and officer liability insurance may materially harm our financial condition; our failure to improve our management information systems and internal controls could harm our business; we have experienced significant turnover of senior management and our current management team has been together for only a limited time, which could harm our business operations; retaining key management and employees is critical to our success; there is intense competition in the market for enterprise network equipment, which could prevent us from increasing our revenue and achieving profitability; we may be unable to expand our indirect distribution channels, which may hinder our ability to grow our customer base and increase our revenues; we expect the average selling prices of our products to decrease over time, which may reduce our revenue and gross margins; we use several key components for our products that we purchase from single or limited sources, and we could lose sales if these sources fail to fulfill our needs; we depend upon a limited number of contract manufacturers for substantially all of our manufacturing requirements, and the loss of our primary contract manufacturer would impair our ability to meet the demands of our customers; and those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date hereof. We expressly disclaim any obligation to publicly update or revise any such statements to reflect any change in these forward-looking statements, or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

     All references in this quarterly report to “Enterasys Networks,” “we,” “our,” or “us” mean Enterasys Networks, Inc.

     You should read the following discussion in conjunction with the section below titled “Cautionary Statements,” our Consolidated Financial Statements and related Notes, and other financial information appearing elsewhere in this report on Form 10-Q. The period covered by this report consists of the three-month period from December 30, 2001 through March 30, 2002, which is the first quarter of fiscal year 2002. The prior year fiscal period consists of the three-month transition period from March 4, 2001 through June 2, 2001. Our prior fiscal period consists of the ten-month transition period from March 4, 2001 through December 29, 2001, which we refer to as “transition year 2001” throughout this Item. We refer to our current fiscal year, the twelve-month period ended December 28, 2002, as “fiscal year 2002” throughout this Item.

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

     On April 8, 2002, the Company announced a cost reduction plan including a reduction in work force of approximately 30%. The cost reduction plan also includes other programs intended to reduce costs, including initiatives related to supply chain management and incentive programs with the Company’s distributors and channel partners.

     Restatement

     We have previously restated our financial statements for the fiscal year ended March 3, 2001, the fiscal quarters within that fiscal year, and the first three fiscal quarters within the ten-month transition period ended December 29, 2001. The principal adjustments to restate the financial statements for the three months ended June 2, 2001 are discussed in Note 2 to our consolidated financial statements included in Part 1 Item 1 of this quarterly report on Form 10-Q.

     Fiscal Year Change

     On September 28, 2001, our Board of Directors amended the by-laws to change our fiscal year-end from the Saturday closest to the last day in February of each year to the Saturday closest to the last day in December of each year, and we filed a Form 10-K for the ten-month transition period ended December 29, 2001. We have filed this Form 10-Q for the three-month period ended on March 30, 2002, which is the first quarter of fiscal year 2002. We did not include comparable three-month financial information for the period of December 30, 2000 through March 31, 2001 because it was impracticable to do so due to certain inherent limitations in our interim monthly closing process and the complexity of the restatement of our quarterly 2001 financial statements.

     Application of Critical Accounting Policies

     Our significant accounting policies are described in Note 3 to the consolidated financial statements included in Item 8 of our transition report on Form 10-K for the transition period ended December 29, 2001. The preparation of our consolidated financial statements in accordance with generally accepted accounting principles requires estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period reported. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. We base estimates and judgments on historical experience, market and industry trends, and other factors that we believe are reasonable under the circumstances. Actual results may differ materially from these estimates. We believe the following critical accounting policies impact our judgments and estimates used in the preparation of our consolidated financial statements.

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

     We provide an allowance for sales returns based on historical returns, return policies and contractual product return rights granted to our customers. The allowance has been reflected as a reduction to revenue in the consolidated statement of operations. If the data used by us to calculate the estimated sales returns and allowances does not properly reflect future returns, these estimates would have to be modified, thus impacting revenue recognized in future periods. Beginning in September 2001, we determined that we could no longer estimate the amount of future product returns from certain stocking distributors located in the United States and Europe. We now recognize revenue from these distributors when they ship our product to their customers. Beginning in fiscal 2001, we began recording revenue from certain distributors and resellers located in Asia Pacific and Latin America on a cash basis due to existing practices related to distribution/reseller arrangements.

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

     Valuation of Investments. Investments are comprised of privately held corporate debt and equity securities and in limited cases, common stock in thinly traded publicly held companies. We review these investments for potential impairments by monitoring significant declines in the invitee’s stock price in new rounds of financing, market capitalization relative to book value, bankruptcy or insolvency and deterioration in the financial condition or results of operations.

     Restructuring Reserves. We have recorded restructuring charges in connection with our plans to reduce the cost structure of our business. These restructuring charges, which reflect management’s commitment to a termination or exit plan that will be completed within twelve months, are based on estimates of the expected costs associated with severance benefits and facility exit costs. If the actual cost incurred exceeds the estimated cost, an additional charge to earnings will result. If the actual cost is less than the estimated cost, a reduction to special charges will be recognized.

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

     Summary of Critical Estimates Included in Our Consolidated Results of Operations. The following table summarizes the impact on our results of operations arising from our critical accounting estimates:

	Three months ended

(In millions)	March 30, 2002	June 2, 2001

		(restated)
Provision for doubtful accounts	$(1.6)	$0.9
Provision for excess and obsolete inventory	—	9.8
Impairment of investments	0.4	20.5
Deferred tax asset valuation provision	(17.0)	—

Total	$(18.2)	$31.2

     Results of Operations

     The quarter ended June 2, 2001 has been restated for the adjustments described in Note 2 to our consolidated financial statements included in Part I, Item 1. The discussion contained in this Item 2 of Part I reflects the restatement. The amounts shown for research and development expense below exclude stock-based compensation, which has been reported on a separate line in the consolidated statements of operations included in Part I, Item 1.

     The table below sets forth the principal line items from our consolidated statement of operations, each expressed as a percentage of net revenue:

	Three months ended

	March 30, 2002	June 2, 2001

		(restated)
Net revenue	100.0%	100.0%
Cost of revenue	60.0	51.6

Gross margin	40.0	48.4
Research and development	21.1	11.5
Selling, general and administrative	54.3	41.5
Amortization of intangible assets	1.8	5.7
Stock-based compensation	0.8	0.9

Total operating expenses	78.0	59.6

Loss from operations	(38.0)	(11.2)
Interest income, net	1.6	3.6
Other income (expense), net	(13.1)	11.1

Income (loss) from continuing operations before income taxes and cumulative effect of a change in accounting principle	(49.5)	3.5

Income tax expense (benefit)	(50.5)	1.6
Income from continuing operations before cumulative effect of a change in accounting principle	1.0	1.9
Discontinued operations:
Operating loss (net of tax benefit)	—	(6.1)
Loss on disposal (net of tax benefit)	(9.7)	—
Cumulative effect of a change in accounting principle (net of tax expense)	—	4.3

Net income (loss)	(8.7)%	0.1%

     Overview

     For the three months ended March 30, 2002, we incurred a net loss from continuing operations before cumulative effect of a change in accounting principle primarily due to significantly lower sales volume and our cost structure, which was not aligned with our revenue base. This loss was partially reduced by lower amortization expense and a $61.0 million tax benefit.

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

     Net Revenue

     We manage our sales and marketing based on four geographic regions: the United States and Canada (“North America”); Europe, the Middle East and Africa (“EMEA”); Asia and Australia (“Asia Pacific”); and South America, Mexico and the Caribbean (“Latin America”). Net revenue includes product and services revenue for each region and is summarized in the following table:

	Three months ended
	March 30 ,2002		June 2, 2001

	Revenue	Percent	Revenue	Percent

($ in millions)			(Restated)

North America	$68.4	56.6%	$97.3	53.5%
EMEA	36.5	30.2%	53.9	29.6%
Asia Pacific	5.8	4.8%	19.9	11.0%
Latin America	10.1	8.4%	10.6	5.9%

Total net revenue	$120.8	100.0%	$181.7	100.0%

     Net revenue declined by $60.9 million, or 34% from $181.7 million in the first quarter of transition year 2001 to $120.8 million in the first quarter of fiscal year 2002. Services revenue decreased by $3.8 million, or 10%, from $39.6 million in the first quarter of transition year 2001 to $35.7 million in the first quarter of fiscal year 2002. Services revenue is primarily revenue from maintenance contracts with customers in our installed base. The decrease in services revenue is primarily due to the lower level of new product sales which typically include associated maintenance.

     Product revenue decreased by $57.1 million, or 40%, from $142.1 million in the first quarter of transition year 2001 to $85.0 million in the first quarter of fiscal year 2002 primarily due to the industry-wide slowdown and lengthening sales cycles and the uncertainty associated with the SEC investigation and our delay in releasing financial statements which resulted in hesitancy on the part of our customers and potential customers to purchase from us.

     The market for telecommunications and networking equipment and solutions continued to be challenging during the first quarter of fiscal year 2002. In addition, we faced some unique challenges given the lack of availability of our detailed current financial information. We believe that our future revenue will generally fluctuate with overall changes in the markets that we currently serve. Our future revenue will be affected by the nature and timing of new product introductions by our competitors and us, as well as other competitive factors.

     Gross Margin

     Total gross margin declined by $39.6 million from $87.9 million in the first quarter of transition year 2001 to $48.3 million in the first quarter of fiscal year 2002. Services gross margin decreased by $1.9 million in the first quarter of fiscal year 2002 primarily due to lower services revenues but increased as a percent of service revenue to 73% in the current quarter compared with 71% in the first quarter of the prior year. Product gross margin as a percent of product revenue decreased from 42% in the first quarter of the prior year to 26% in the comparable period of fiscal year 2002 primarily as a result of fixed period costs not decreasing as quickly as revenue.

     As a result of cost reduction activities undertaken in subsequent periods, the Company anticipates that margins will improve going forward to historical ranges.

     Operating Expenses

     Research and development expenses increased by $4.7 million from $20.8 million in the first quarter of transition year 2001 to $25.5 million in the first quarter of fiscal year 2002 due primarily to investments in new product development initiatives.

     During the second quarter of fiscal year 2002 we implemented cost improvement initiatives to better align our cost structure with our revenue base. We anticipate that quarterly research and development expenses will decline in subsequent quarters to the approximate quarterly levels incurred in transition year 2001.

     Selling, general and administrative expenses (‘‘SG&A’’) declined by $9.7 million from $75.3 million in the first quarter of transition year 2001 to $65.6 million in the first quarter of fiscal year 2002, due primarily to a $4.0 million decrease in selling expenses, a $3.5 million decrease in marketing expenses, and a $3.5 million decrease in costs associated with our reorganization of the company. In addition, we recorded a $1.6 million reduction to the provision for doubtful accounts. These decreases were slightly offset by the $3.5 million costs incurred during the first quarter of fiscal year 2002 associated with the SEC investigation. During the second quarter of fiscal year 2002 we implemented and expect to continue to implement cost improvement initiatives to better align our cost structure with our revenue base. However, we expect SG&A expenses will be adversely impacted by the increase in professional services fees incurred in connection with the SEC investigation, our internal review and associated stockholder litigation.

     During the portion of fiscal year 2002 through November 2002, we have incurred legal and forensic accounting fees of approximately $19 million for services rendered in connection with the SEC investigation into our financial accounting and reporting practices, the subsequent restatement of our fiscal year 2001 and transition year 2001 financial statements, and the various shareholder lawsuits discussed in Note 15 to our consolidated financial statements included in Part 1 Item 1 of this quarterly report on Form 10-Q. We have not received a determination as to whether and to what extent costs incurred to date are reimbursable under our insurance coverage and therefore such costs will be expensed to operating expenses as they are incurred until a reimbursement determination has been made. Costs incurred in the first quarter ended March 30, 2002 were $3.5 million.

     Amortization of intangibles decreased by $8.2 million from $10.4 million in the first quarter of transition year 2001 to $2.2 million in the first quarter of fiscal year 2002, due to the fact that we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142. See “Recent Accounting Announcements” below for further information on SFAS No. 142.

     Stock-based compensation was $1.0 million in the first quarter of fiscal year 2002 and $1.6 million in the first quarter of transition year 2001 and related to stock and stock options issued in connection with the acquisition of Network Security Wizards and Indus River Networks that were contingent upon continued employment of key employees.

     Loss from Operations

     Loss from operations increased from $20.2 million in the first quarter of transition year 2001 to $46.0 million in the first quarter of fiscal year 2002 due to the factors discussed above. During the second quarter of fiscal year 2002, we implemented cost reduction programs, improved inventory management procedures and controls, and adopted other initiatives designed to reduce our loss from operations. We expect to incur significant operating losses in remaining quarters of fiscal year 2002 due to continued weakness in the markets that we serve, expenses associated with initiatives to align our cost structure with our revenue base, and costs associated with the SEC investigation and internal review. However, we expect our fiscal year 2002 operating losses will be substantially lower than our transition year 2001 operating losses.

     Interest Income

     Interest income declined from $6.5 million in the first quarter of transition year 2001 to $2.0 million in the first quarter of fiscal year 2002 due to lower cash, cash equivalents and marketable securities balances and lower interest rates.

     Other Income (Expense), Net

     The following schedule reflects the components of other income (expense), net:

	Three months ended

	March 30, 2002	June 2, 2001

(In thousands)		(restated)

Impairment of investments	$(424)	$(20,453)
Loss on exchange of products for investments	—	(6,009)
Recognition of deferred gain on Efficient investment	—	46,778
Unrealized loss on Riverstone stock derivative	(14,706)	—
Net gain on sale of available for sale securities	—	834
Gain on expiration of common stock put options	842	—
Other	(1,492)	(1,019)

Total other income (expense)	$(15,780)	$20,131

     We recorded, in other income (expense), net, impairments of investments of $0.4 million for the first quarter of fiscal year 2002 and $20.5 million for the first quarter of transition year 2001. These impairments of value are based on investee-specific events including declines in the investees’ stock price in new rounds of financing, market capitalization relative to book value, deteriorating financial condition or results of operations and bankruptcy or insolvency.

     During the first quarter of transition year 2001, we entered into a number of transactions in which we made an investment in a customer in exchange for cash and/or our products and services. In certain of these transactions we recorded the difference between the cost of the consideration given and the fair value of the investment received as other expense. These transactions resulted in other expense of $6.0 million for the first quarter of transition year 2001.

     During the first quarter of transition year 2001, we sold 2.0 million shares of Efficient common stock and tendered our remaining 8.5 million shares for proceeds of $242.7 million in connection with a tender offer to acquire the outstanding shares of Efficient common stock made by Siemens A.G. In connection with these transactions, we recognized the remaining deferred gain of $46.8 million to other income.

     Our redeemable convertible preferred stock redemption liability is offset by the value of 1.3 million shares of Riverstone stock received by the holders of the redeemable convertible preferred stock in connection with the Riverstone spin off in August 2001. During the first quarter of fiscal year 2002 the value of the Riverstone shares decreased $14.7 million, and the associated increase in our redemption liability was recorded as other expense.

     Income Tax Expense (Benefit)

     For the first quarter of fiscal year 2002, we incurred net income tax benefits of $61.0 million due primarily to the tax loss carry back benefits associated with the passage of the Job Creation and Worker Assistance Act of 2002. In March 2002, a tax law change was enacted whereby the allowable period to carry back net operating losses was increased from two to five years. As a result, we received approximately $102 million of federal income tax refunds relating to tax losses incurred in fiscal and transition 2001. In addition, we have approximately $110 million of prior period taxable income available to offset potential losses in fiscal 2002, the use of which is expected to generate up to approximately $30 million of federal income tax refunds in fiscal 2003. For the first quarter of transition year 2001, we incurred a tax liability of $2.9 million.

     Loss from Discontinued Operations

     In the first quarter of fiscal year 2002, we recorded an additional charge of $11.7 million due to a change in estimate of the loss on disposal of Aprisma.

     Financial Condition

     Liquidity and Capital Resources

     As of March 30, 2002, liquid investments totaled $231.4 million and consisted of $92.1 million of cash and cash equivalents, $69.0 million of marketable securities and $70.3 million of long-term marketable securities. In connection with the issuance of letters of credit by several banking institutions, we have agreed to maintain specified amounts of cash, cash equivalents and marketable securities in collateral accounts controlled by those institutions. These assets totaled $23.6 million at March 30, 2002 and are classified as “Restricted cash, cash equivalents and marketable securities” on the balance sheet.

     Net cash used by operating activities was $68.9 million for the three months ended March 30, 2002. The components of cash used in operating activities for the three months ended March 30, 2002 as detailed in the Consolidated Statement of Cash Flows included in Part 1 Item 1 of this quarterly report on Form 10-Q included a $95.0 million increase in current assets and liabilities which was partially offset by net income and other non-cash reconciling items of $26.1 million. Cash flows from financing activities for the three months ended March 30, 2002 included $23.1 million of cash provided by discontinued operations. Our capital expenditures in the three months ended March 30, 2002 were $9.2 million and related primarily to information technology purchases and upgrades and facility-related expenditures.

     Beginning on February 23, 2003, the holders of our Series D and E preferred stock have the right to redeem these shares for approximately $99 million in cash, less any proceeds from the sale of the approximately 1.3 million shares of Riverstone stock distributed to them in connection with our spin-off of Riverstone. We are engaged in discussions with the preferred stockholders concerning alternatives to this potential redemption right, although there can be no assurance as to the outcome of any such discussions.

     We are focused on achieving cash-positive operations in the near-term and believe we have made, and will continue to make, substantial progress toward that goal. Based on our current liquid investment position and $30 million of estimated federal income tax refunds that we expect to receive in 2003 relating to losses expected to be incurred in 2002, we believe that we have sufficient liquid investments to fund our on-going operations and future obligations for at least the next twelve months.

     Changes in Financial Condition

     Accounts receivable, net of allowance for doubtful accounts, were $49.8 million at March 30, 2002 compared with $67.7 million at December 29, 2001. The decrease in accounts receivable is due primarily to the decline in net revenue in the first quarter of fiscal year 2002. We anticipate that in the future our accounts receivable balance will fluctuate at approximately the same rate of change as our revenue. The days sales outstanding was 37 days at March 30, 2002, compared to 34 days at December 29, 2001.

     Inventories were $112.9 million at March 30, 2002, or 2.7 turns per annum, compared with $118.2 million at December 29, 2001, or 2.8 turns per annum. We believe that our inventory turnover rate will improve in the future as we implement better forecasting procedures and restructure arrangements with our contract manufacturers.

     As of March 30, 2002, we had an income tax receivable of $119.1 million due to tax loss carry back benefits associated with the passage of the Job Creation and Workers Assistance Act of 2002.

     New Accounting Pronouncements

      Effective December 30, 2001, we adopted the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products,” which requires among other things, that payments made to resellers by us for cooperative advertising, buy-downs and similar arrangements should be classified as reductions to net sales or an increase in selling expenses, depending upon the application of the funds by the customer. As a result, the financial statement presentation for three months ended March 30, 2002 conforms to the requirements of EITF No. 00-25 and the amounts for the three months ended June 2, 2001 have been reclassified to comply with the guidelines of the consensus. The reclassification for the three months ended June 2, 2001 resulted in a reduction of net revenue of $3.4 million a reduction of cost of revenue of $5.0 million and an increase in selling, general and administrative expenses of $1.6 million. The above reclassification had no impact on the net loss or loss per share.

      Effective December 30, 2001, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” See Note 8 to our consolidated financial statements included in Part 1 Item 1 of this quarterly report on Form 10-Q for further information concerning our adoption of SFAS No. 142.

      In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires recognition of asset retirement obligations as a liability rather than a contra-asset. SFAS No. 143 is effective for our fiscal year ending January 3, 2004. We are currently evaluating the impact that the adoption will have on the consolidated financial statements.

      Effective December 30, 2001, we adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which excludes from the definition of long-lived assets goodwill and other intangibles that are not amortized in accordance with SFAS No. 142. SFAS No. 144 requires long-lived assets disposed of by sale to be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 also expands the reporting of discontinued operations to include components of an entity that have been or will be disposed of rather than limiting such discontinuance to a segment of a business.

      The transition provisions of SFAS No. 144 require that disposal activities that were initiated before the initial application of SFAS No. 144 continue to be accounted for and displayed in the income statement in accordance with the prior pronouncement applicable to the disposal. However, SFAS No. 144 requires a company to reclassify previously issued statements of financial position presented for comparative purposes if a company presented as a single net line item the asses and liabilities of a disposal group. As a result, we continue to account for and present in our consolidated statements of operations, the Riverstone, Aprisma and GNTS discontinued operations in accordance with Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” and has reclassified the assets and liabilities of Aprisma on the consolidated balance sheets to conform to the presentation required by SFAS No. 144. See Note 4 to our consolidated financial statements included in Part 1 Item 1 of this quarterly report on Form 10-Q for a discussion of our discontinued operations. The adoption of SFAS No. 144 did not have any impact on the book value of our long-lived assets.

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145, among other things, rescinds SFAS No. 4, which required all gains and losses from the extinguishment of debt to be classified as an extraordinary item and amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This statement was issued effective for fiscal years beginning May 15, 2002 or later. We do not expect this statement will have an impact on our consolidated financial statements.

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires companies to recognize costs associated with exit or disposal activities when a liability is incurred rather than at the date of a commitment to an exit or disposal plan. This statement is effective for fiscal years beginning after December 31, 2002. We are currently evaluating the impact that the adoption will have on the consolidated financial statements.

CAUTIONARY STATEMENTS

     We may occasionally make forward-looking statements and estimates such as forecasts and projections of our future performance or statements of our plans and objectives. These forward-looking statements may be contained in, among other things, SEC filings, including this quarterly report on Form 10-Q, and press releases made by us and in oral statements made by our officers. Actual results could differ materially from those contained in such forward-looking statements. Important factors that could cause our actual results to differ from those contained in such forward-looking statement include, among other things, the risks described below and the risks described below in our Form 10-K for the transition period ended December 29, 2002 filed with the SEC on November 26, 2002.

     Risks Related to our Financial Results and Condition

     The SEC investigation and our accounting restatements could materially harm our business, operating results and financial condition

     The uncertainty associated with the SEC investigation into our accounting practices and the restatement of our financial statements could seriously harm our business, financial condition and reputation. In particular, this uncertainty could harm our relationships with existing customers and has impaired and could continue to impair our ability to attract new customers. Purchasing decisions by potential and existing customers have been and may continue to be postponed, we believe in part due to the SEC investigation. If potential and existing customers lose confidence in us, our competitive position in the networking industry may be seriously harmed and our revenues could decline. In addition, we believe this uncertainty has caused significant declines in our stock price, and continued uncertainty or negative developments could cause the price of our common stock to decline further.

     We are the defendant in a number of class action lawsuits alleging violations of the securities laws against us, as well as derivative actions against our Board of Directors. The restatement of our financial statements may lead to new litigation, may strengthen and expand the claims and the class period in pending litigation, and may increase the cost of defending or resolving current litigation. We expect that resolution of these lawsuits will continue to involve significant management time and attention and significant expenses for professional fees, and could lead to the payment of significant damages, any of which could materially harm our financial condition and results of operations.

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

     Worldwide economic weakness, deteriorating market conditions and recent political and social turmoil have and may continue to negatively affect our business and revenues and make forecasting more difficult, which could harm our financial condition

     Our business is subject to the effects of general worldwide economic conditions, particularly in the United States and EMEA, and market conditions in the networking industry, which have been particularly unfavorable. Recent political and social turmoil, such as terrorist and military actions as well as the effects of any hostilities involving the U.S. in the Middle East or anywhere else in the world and any continuation or repercussions thereof or responses thereto may put further pressure on worldwide economic conditions. If economic or market conditions fail to improve or worsen, our business, revenues, and forecasting ability will continue to be negatively affected, which could harm our results of operations and financial condition.

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

     In February 2003, the holders of our Series D and E preferred stock may require redemption of their shares for cash, which could impair our cash position, or request the conversion of their shares into shares of our common stock, which would dilute our existing stockholders

     In February 2003, the holders of our Series D and E preferred stock have the right to redeem these shares for cash. This redemption could require us to pay them up to approximately $99 million in cash for their shares less proceeds from the sale of the Riverstone shares they received in the Riverstone spin-off, which could impair our cash position. If we fail to redeem the Series D and E shares, pursuant to the terms of our Certificate of Incorporation the Series D and E Preferred stock will become convertible into a much larger number of shares of our common stock than it is currently convertible into, which would dilute the ownership interest of our existing common stockholders. Upon our failure to redeem, these shares would be convertible into approximately 58 million shares of our common stock, resulting in these holders holding 29% of our outstanding common stock, based on the closing price of our common stock of $1.68 per share and approximately 202.0 million shares outstanding on January 13, 2003. It is also possible that, as an alternative to the foregoing, we may renegotiate the terms of the Series D and E preferred stock with the holders. We cannot assure you that we will be successful in renegotiating the terms. Any renegotiations will likely result in terms less favorable to us than the current terms.

     Pending and future litigation could materially harm our business, operating results and financial condition

     Several lawsuits have been filed against us and our directors in recent years, including nine shareholder class action lawsuits filed between October 24, 1997 and March 2, 1998, and, more recently, six shareholder class action lawsuits filed between February 7, 2002 and April 9, 2002, as well as shareholder derivative actions filed in the State of New Hampshire on February 22, 2002 and in the State of Delaware on April 16, 2002. See “Part II, Item 1 - Legal Proceedings” of this report for a more detailed discussion of pending litigation. We may be required to pay significant damages as a result of these lawsuits. We are and may in the future be subject to other litigation arising in the normal course of our business or in connection with the recent restatement of our financial statements.

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

     The limitations of our director and officer liability insurance may materially harm our financial condition

     Our director and officer liability insurance for the period during which events related to securities class action lawsuits against us and certain of our current and former officers and directors are alleged to have occurred provides only limited liability protection. If these policies do not adequately cover expenses and certain liabilities relating to these lawsuits, our financial condition could be materially harmed. Our certificate of incorporation provides that we will indemnify and advance expenses to our directors and officers to the maximum extent permitted by Delaware law. The indemnification covers any expenses and liabilities reasonably incurred by a person, by reason of the fact that such person is or was or has agreed to be a director or officer, in connection with the investigation, defense and settlement of any threatened, pending or completed action, suit, proceeding or claim.

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

     Retaining key management and employees is critical to our success

     Our future success depends to a significant extent on the continued services of our key employees, many of whom have significant experience with the network communications market, as well as relationships with many of our existing and potential enterprise customers and business partners. The loss of several of our key employees or any significant portion of them could have a significant detrimental effect on our ability to execute our business strategy. Our future success also depends on our continuing ability to identify, hire, train, assimilate and retain large numbers of highly qualified engineering, sales, marketing, and managerial and support personnel. If we cannot successfully recruit and retain such persons, particularly in our engineering and sales departments, our development and introduction of new products could be delayed and our ability to compete successfully could be impaired.

     Despite the current economic downturn, the competition for qualified employees in our industry is particularly intense in the New England area, where our principal operations are located, and it can be difficult to attract and retain quality employees at reasonable cost. We have from time to time experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. In addition, the significant downturn in our business environment has caused us to significantly reduce our workforce and implement other cost-containment activities, including consolidating our operating

'

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

     We maintain strategic investments in early stage, privately held technology companies to establish relationships that we believe may benefit us as we execute our business strategy, but these relationships may not prove helpful to us, and we could lose our entire investment in these companies

     We have made strategic investments in privately-held technology companies and value-added resellers, many of which are in the start-up or development stage. The benefits we expected to achieve by investing in these companies may not be realized. Moreover, investments in these companies are inherently risky as the technologies or products they have under development, or the services they propose to provide, are often in early stages of development and may never materialize. We may never realize any benefits or financial returns from these investments, and, if these companies are not successful, we could lose our entire investment. The concentration of our investments in a small number of related industries, primarily telecommunications, exposes our investments to increased risk, particularly if these industries continue to be adversely affected by the worldwide economic slowdown. At March 30, 2002, these investments totaled approximately $64.0 million. During the three-month period ended March 30, 2002, we recorded impairment losses of $0.4 million relating to these investments.

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

     In addition, because our contract manufacturers produce our products based on forward-looking demand projections that we supply to them, we may be unable to respond quickly to sudden changes in demand. For example, following the events of September 11, 2001, we experienced a sudden drop in demand for our products and were unable to reduce the amount of product manufactured by our contract manufacturers in the short term, which were based on demand forecasts provided prior to the sudden change in demand. This contributed to a $72.9 million charge for inventory obsolescence in transition 2001 of which $9.8 million was incurred in the quarter ended June 2, 2001. With respect to sudden increases in demand, we may be unable to satisfy this demand with our products, thereby forfeiting revenue opportunities and damaging our customer relationships, and with respect to sudden decreases in demand, we may find ourselves with excess finished goods inventory, which could expose us to high manufacturing costs compared to our revenue in a financial quarter and increased risks of inventory obsolescence.

     Other Risks Related to our Business

     Our significant sales outside the United States subject us to increasing foreign political and economic risks, including foreign currency fluctuations

     Our sales to customers outside of the North America accounted for approximately 43.4% of our revenue in the three months ended March 30, 2002, and 46.5% of our revenue in the three months ended June 2, 2001. We are seeking to expand our international presence by establishing arrangements with distribution partners as well as through strategic relationships in international markets. Consequently, we anticipate that sales outside of the United States will continue to account for a significant portion of our revenues in future periods.

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

     We may not be able to maintain our listing on the New York Stock Exchange, and if we fail to do so, the price and liquidity of our common stock may decline

     The New York Stock Exchange has quantitative maintenance criteria for the continued listing of common stock on the exchange, including a requirement that we maintain a minimum 30-day average closing price per share of $1.00. Throughout much of 2002, our stock traded below $2.00 per share, at one point, falling below $1.00, and we received a notice from the New York Stock Exchange that our continued listing is under review. Although we are currently in compliance with the 30-day average closing price requirement, we must also meet this requirement on May 7, 2003.

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

     Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

     Interest Rate Sensitivity. We maintain an investment portfolio consisting partly of debt securities of various issuers, types and maturities. The securities that we classify as held-to-maturity are recorded on the balance sheet at amortized cost, which approximates market value. Unrealized gains or losses associated with these securities are not material. The securities that we classify as available-for-sale are recorded on the balance sheet at fair market value with unrealized gains or losses reported as part of accumulated other comprehensive income, net of tax as a component of stockholders’ equity. A hypothetical 10 percent increase in interest rates would not have a material impact on the fair market value of these securities at the March 30, 2002. We are able to hold our fixed income investments until maturity, and therefore we do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio, unless we are required to liquidate these securities earlier to satisfy immediate cash flow requirements.

     Foreign Currency Exchange Risk. Due to our global operating and financial activities, we are exposed to changes in foreign currency exchange rates. At March 30, 2002, we had net asset exposures to the Australian Dollar, Eurodollar, Japanese Yen and Brazilian Real and a net liability exposure to the British Pound. We do not expect our operating results or cash flows to be affected to any significant degree by foreign currency exchange rate fluctuations.

     To minimize the potential adverse impact of changes in foreign currency exchange rates, we, at times, have used foreign currency forward and option contracts to hedge the currency risk inherent in our global operations. We do not use financial instruments for trading or other speculative purposes, nor do we use leveraged financial instruments. Gains and losses on these contracts are largely offset by gains and losses on the underlying assets and liabilities. We had no foreign exchange forward or option contracts outstanding at March 30, 2002.

     Equity Price Risk. We maintain a small amount of investments in marketable equity securities of publicly-traded companies. As of March 30, 2002, these investments were considered available-for-sale with any unrealized gains or losses deferred as a component of stockholders’ equity. It is not customary for us to make investments in equity securities of publicly traded companies as part of our investment strategy. In the past, we have also made strategic equity and convertible debt investments in privately-held technology companies, many of which are in the start-up or development stage. Investments in these companies are highly illiquid and inherently risky as the technologies or products they have under development, or the services they propose to provide, are typically in early stages of development and may never materialize. If these companies are not successful, we could lose our entire investment. The concentration of our investments in a small number of related industries, primarily telecommunications, exposes our investments to increased risk, particularly if these industries continue to be adversely affected by the worldwide economic slowdown. At March 30, 2002, these investments totaled approximately $64.0 million. During the three months ended March 30, 2002, we recorded impairment losses of $0.4 million relating to these investments. While our operating results may be materially adversely affected by fluctuations in the value of these investments, we do not expect any material adverse impact in our cash flows.

     Item 4. Controls and Procedures

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

     PART II. OTHER INFORMATION

     Item 1. Legal Proceedings

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

     Securities Class Action in the District of New Hampshire. Between February 7 and April 9, 2002, six class action lawsuits were filed in the United States District Court for the District of New Hampshire. Defendants are us, former chairman and chief executive officer Enrique Fiallo and former chief financial officer Robert Gagalis. By orders dated August 2, 2002 and September 25, 2002, these lawsuits, which are similar in material respects were consolidated into one class action lawsuit, captioned In re Enterasys Networks, Inc. Securities Litigation (C.A. No. 02-CV-71). On December 9, 2002, the plaintiffs filed an amended consolidated complaint, adding two additional defendants, Piyush Patel, former chief executive officer of Cabletron Systems, Inc. (“Cabletron”) and David Kirkpatrick, former chief financial officer of Cabletron. The amended complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 there under. Specifically, plaintiffs allege that during periods spanning from June 28, 2000 and August 3, 2001 and in the period between August 6, 2001 and February 1, 2002 (together the “Class Period”), defendants issued materially false and misleading financial statements and press releases that overstated the Company’s revenues, income, and cash, and understated our net losses, because we purportedly recognized revenue in violation of Generally Accepted Accounting Principles (“GAAP”) and the Company’s own accounting policies in connection with various sales and/or investment transactions. The complaints seek unspecified compensatory damages in favor of the plaintiffs and the other members of the purported class against all of the defendants, jointly and severally as well as fees, costs and interest and unspecified equitable relief. By order of the court, the Company has not yet been required to file a responsive pleading. If plaintiffs prevail on the merits of the case, the Company could be required to pay substantial damages.

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

     Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

     99.1 Certification of William K. O’Brien under Section 906 of the Sarbanes-Oxley Act.

     99.2 Certification of Richard S. Haak, Jr. under Section 906 of the Sarbanes-Oxley Act.

     (b)  Reports on Form 8-K:

For the quarter ended March 30, 2002, we filed the following reports on Form 8-K:

1.	January 31, 2002: On January 31, 2002, we filed a current report on Form 8-K, dated January 29, 2002 reporting under item 5 that on or about January 29, 2002, we issued an Information Statement about our proposed spin-off of Aprisma Management Technologies, Inc. and attaching the Information Statement as an Exhibit to the Form 8-K.

2.	February 15, 2002: On February 15, 2002, we filed a current report on Form 8-K, dated February 4, 2002 reporting under Item 5 that on February 4, 2002, we determined not to proceed with the distribution of the common stock of Aprisma Management Technologies, Inc. to our stockholders on February 13, 2002 in a “spin-off” transaction and canceled the previously established February 5, 2002 record date for this transaction.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTERASYS NETWORKS, INC.

January 16, 2003 Date	By:	/s/ WILLIAM K. O’BRIEN William K. O’Brien Chief Executive Officer and Director

ENTERASYS NETWORKS, INC.

January 16, 2003 Date	By:	/s/ RICHARD S. HAAK, JR. Richard S. Haak, Jr. Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

     I, William K. O’Brien, Chief Executive Officer of Enterasys Networks, Inc., certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of Enterasys Networks, Inc.;

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

Date: January 16, 2003

     I, Richard S. Haak, Jr., Chief Financial Officer of Enterasys Networks, Inc., certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of Enterasys Networks, Inc.;

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

Date: January 16, 2003

EXHIBIT INDEX

     99.1 Certification of William K. O’Brien under Section 906 of the Sarbanes-Oxley Act.

     99.2 Certification of Richard S. Haak, Jr. under Section 906 of the Sarbanes-Oxley Act.