Form 10-Q
period 2002-06-29
ENTERASYS NETWORKS INC /DE/
filed 2003-01-30
CIK 846909

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 29, 2002

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

     As of January 22, 2003, there were 201,966,247 shares of the Registrant’s common stock, $0.01 par value, outstanding.

Explanatory Statement

     This quarterly report on Form 10-Q contains consolidated financial statements for the quarterly period ended September 1, 2001 which have previously been restated. On November 26, 2002, we filed our transition report on Form 10-K for the ten-month transition period ended December 29, 2001. The Form 10-K contained restated consolidated financial statements for the fiscal year ended March 3, 2001, the fiscal quarters within that fiscal year and the first three fiscal quarters within the ten-month transition period ended December 29, 2001. On January 16, 2003, we filed our quarterly report on Form 10-Q for the three months ended March 30, 2002, which contained restated consolidated financial statements for the three months ended June 2, 2001.

PART I — FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
Chief Executive Officer Certification
Chief Financial Officer Certification
EX-10.1 EMPLOYMENT AGREEMENT WILLIAM K OBRIEN
EX-10.2 EMPLOYMENT AGREEMENT YUDA DORON
EX-10.3 SEPARATION AGREEMENT ENRIQUE FIALLO
EX-10.4 SEPARATION AGREEMENT JERRY SHANAHAN
EX-10.5 SEPARATION AGREEMENT JAMES RIDDLE
EX-10.6 SEPARATION AGREEMENT DAVID KIRKPATRICK
EX-10.7 2002 CHANGE IN CONTROL SEVERANCE BEN PLAN
EX-10.8 2002 STOCK PLAN FOR ELIGIBLE EXECUTIVES
EX-10.9 AMENDED AND RESTATED EQUITY INCENTIVE PLAN
EX-99.1 CERTIFICATION OF WILLIAM K OBRIEN
EX-99.2 CERTIFICATION OF RICHARD S HAAK JR

PART I — FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

ENTERASYS NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 29,	December 29,	September 1,
	2002	2001	2001

(In thousands, except share and per share amounts)			(restated)
ASSETS
Current assets:
Cash and cash equivalents	$146,090	$114,800	$55,929
Marketable securities	66,915	47,532	86,085
Accounts receivable, net	43,451	67,698	87,381
Inventories, net	104,538	118,214	131,879
Income tax receivable	11,958	—	—
Prepaid expenses and other current assets	26,952	25,368	139,774
Current portion of notes receivable	1,000	15,000	14,152
Assets of discontinued operations	43,647	103,415	113,234

Total current assets	444,551	492,027	628,434
Long-term portion of notes receivable	—	—	7,125
Restricted cash, cash equivalents and marketable securities	30,871	27,882	26,063
Long-term marketable securities	55,256	63,920	148,240
Investments	49,333	63,684	102,277
Property, plant and equipment, net	53,542	56,924	58,612
Intangible assets, net	41,247	45,601	162,618

Total assets	$674,800	$750,038	$1,133,369

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,412	$74,764	$33,797
Accrued expenses	94,230	78,162	89,011
Deferred revenue	65,988	77,376	64,705
Customer advances and billings in excess of revenues	5,219	56,115	—
Income taxes payable	63,240	37,970	55,777
Liabilities of discontinued operations	24,779	33,316	44,375

Total current liabilities	283,868	357,703	287,665
Deferred income taxes	—	—	1,202

Total liabilities	283,868	357,703	288,867
Commitments and contingencies
Contingent redemption value of common stock put options	—	842	—
Redeemable convertible preferred stock, $1.00 par value, 65,000 shares of Series D and 25,000 shares of Series E were designated, issued and outstanding at June 29, 2002 and December 29, 2001 (aggregate liquidation preference of Series D and E at June 29, 2002, $69,918 and $26,895, respectively, and $68,542 and $26,356, respectively, at December 29, 2001) 65,000 shares of Series D, 25,000 shares of Series E and were designated, issued and outstanding at September 1, 2001 (aggregate liquidation preference of Series D and E at September 1, 2001, $67,637 and $26,017, respectively)	86,625	61,789	67,380
Stockholders’ equity:
Undesignated preferred stock, $1.00 par value. Authorized 1,859,000 shares	—	—	—
Common stock, $0.01 par value. Authorized 450,000,000 shares; issued 204,940,728, 202,941,544 and 196,264,059 shares, respectively	2,050	2,029	1,963
Additional paid-in capital	1,176,001	1,141,089	1,116,606
Accumulated deficit	(813,332)	(748,199)	(278,464)
Unearned stock-based compensation	(849)	(2,802)	(4,189)
Treasury stock, at cost (3,053,201 common shares at June 29, 2002 and December 29, 2001 and 2,300,201 common shares at September 1, 2001)	(64,890)	(64,890)	(60,539)
Accumulated other comprehensive income	5,327	2,477	1,745

Total stockholders’ equity	304,307	329,704	777,122

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$674,800	$750,038	$1,133,369

See accompanying notes to consolidated financial statements.

ENTERASYS NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended		Six months ended

	June 29,	September 1,	June 29,	September 1,
(In thousands, except per share amounts)	2002	2001	2002	2001

		(restated)		(restated)
Net revenue:
Product	$85,046	$105,924	$170,071	$247,992
Services	35,016	44,892	70,757	84,474

Total revenue	120,062	150,816	240,828	332,466

Cost of revenue:
Product	47,683	85,533	110,447	167,662
Services (a)	12,258	14,300	21,940	25,908

Total cost of revenue	59,941	99,833	132,387	193,570

Gross margin	60,121	50,983	108,441	138,896
Operating expenses:
Research and development (a)	19,755	21,620	45,292	42,419
Selling, general and administrative (a)	56,168	100,362	121,796	175,688
Amortization of intangible assets	2,177	9,230	4,354	19,608
Stock-based compensation	932	27,879	1,953	29,509
Special charges	20,239	34,765	20,239	34,765

Total operating expenses	99,271	193,856	193,634	301,989

Loss from operations	(39,150)	(142,873)	(85,193)	(163,093)
Interest income, net	2,099	4,604	4,057	11,143
Other income (expense), net	(15,881)	(23,901)	(31,661)	(3,770)

Loss from continuing operations before income taxes and cumulative effect of a change in accounting principle	(52,932)	(162,170)	(112,797)	(155,720)
Income tax benefit	(4,697)	(7,830)	(65,736)	(4,920)

Loss from continuing operations before cumulative effect of a change in accounting principle	(48,235)	(154,340)	(47,061)	(150,800)
Discontinued operations:
Operating loss (net of tax expense of $4,511 and $282, respectively)	—	(44,424)	—	(55,536)
Loss on disposal (net of tax benefit of $0)	—	(40,136)	(11,700)	(40,136)

Loss from discontinued operations	—	(84,560)	(11,700)	(95,672)
Cumulative effect of a change in accounting principle (net of tax expense of $4,950)	—	—	—	7,741

Net loss	(48,235)	(238,900)	(58,761)	(238,731)
Accretive dividend and accretion of discount on preferred shares	(3,202)	(3,098)	(6,372)	(6,165)

Net loss available to common shareholders	$(51,437)	$(241,998)	$(65,133)	$(244,896)

Basic and diluted loss per common share:
Loss from continuing operations available to common shareholders	$(0.25)	$(0.83)	$(0.27)	$(0.83)

Loss from discontinued operations	$—	$(0.44)	$(0.06)	$(0.50)

Cumulative effect of a change in accounting principle	$—	$—	$—	$0.04

Net loss available to common shareholders	$(0.25)	$(1.27)	$(0.32)	$(1.29)

Weighted average number of basic and diluted common shares outstanding	201,738	190,803	201,230	189,811

(a) Excludes non-cash, stock-based compensation expense as follows:
Cost of revenue:
Product	$—	$—	$—	$—
Services	—	2,292	—	2,292

Total cost of revenue	—	2,292	—	2,292
Research and development	932	10,663	1,953	12,293
Selling, general and administrative	—	14,924	—	14,924

Total stock-based compensation	$932	$27,879	$1,953	$29,509

See accompanying notes to consolidated financial statements.

ENTERASYS NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended

(In thousands)	June 29, 2002	September 1, 2001

		(restated)
Cash flows from operating activities:
Net loss	$(58,761)	$(238,731)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss from discontinued operations	11,700	95,672
Depreciation and amortization	21,729	37,489
Provision for losses on accounts receivable	(452)	3,701
Provision for excess and obsolete inventory	142	20,259
Deferred income taxes	—	(12,594)
Stock-based compensation	1,953	29,509
Net realized gain on sale of securities	(818)	(44,272)
Gain on expiration of put options	(842)	—
Loss on investment write-downs	12,556	23,945
Unrealized loss on Riverstone stock derivative	18,464	5,741
Loss on disposals and impairment of property, plant and equipment	—	4,671
Changes in current assets and liabilities:
Accounts receivable	24,699	46,633
Inventories	13,534	(63,838)
Prepaid expenses and other assets	(1,585)	17,230
Accounts payable and accrued expenses	(51,736)	(26,990)
Customer advances and billings in excess of revenues	(50,896)	—
Deferred revenue	(11,388)	(23,737)
Income taxes payable, net	45,721	4,383

Net cash used in operating activities	(25,980)	(120,929)

Cash flows from investing activities:
Capital expenditures	(13,993)	(13,944)
Proceeds from sale of minority investments	3,472	—
Cash paid for minority investments	(1,677)	(20,013)
Purchase of available-for-sale securities	(69,808)	(201,652)
Sales/maturities of marketable securities	95,918	505,882
Proceeds from sale of fixed assets	—	2,000

Net cash provided by investing activities	13,912	272,273

Cash flows from financing activities:
Cash flows related to discontinued operations	23,622	(175,210)
Common stock issued pursuant to employee stock purchase plans	820	4,395
Payments from notes receivable	14,000	1,723
Issuance of notes receivable	—	(13,000)
Repurchase of common stock	—	(4,060)
Proceeds from exercise of stock options and warrants	3,846	26,025

Net cash provided by (used in) financing activities	42,288	(160,127)

Effect of exchange rate changes on cash	1,070	334

Net increase (decrease) in cash and cash equivalents	31,290	(8,449)
Cash and cash equivalents at beginning of period	114,800	64,378

Cash and cash equivalents at end of period	$146,090	$55,929

Supplemental disclosure of cash flow information:
Cash paid (refunds received) on income taxes	$(112,936)	$6,629
Non-cash transactions:
Accretive dividend and accretion of discount on preferred shares	$6,372	$6,165
Product and services exchanged for investments	$—	$9,506
Conversion of Series C preferred stock, options and warrants to common stock	$—	$35,545

See accompanying notes to consolidated financial statements.

ENTERASYS NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.	Basis of Presentation

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

     On September 28, 2001, the Company’s Board of Directors amended the by-laws to change the Company’s fiscal year-end from the Saturday closest to the last day in February of each year to the Saturday closest to the last day in December of each year, and the Company filed a Form 10-K for the ten-month transition period ended December 29, 2001. The Company has filed this Form 10-Q for the quarter ended June 29, 2002, which includes the three-month and six-month periods ending on June 29, 2002, which are the first and second quarters of fiscal year 2002. The Company did not include comparable financial information for the three-month and six-month periods ending June 30, 2001 because it was impracticable to do so due to certain inherent limitations in the Company’s interim monthly closing process and the complexity of the restatement of the Company’s 2001 consolidated financial statements.

2.	Restatement

     On January 31, 2002, the Company discovered that a previously recognized $4.0 million sale in its Asia Pacific region did not qualify for revenue recognition during the period in which the Company had originally reported the revenue. Also on January 31, 2002, the Company learned that the SEC had opened a formal order of investigation into the financial accounting and reporting practices of the Company and its affiliates. In response to these developments, the Company’s Board of Directors formed a Special Committee to conduct an internal review into the Company’s financial accounting and reporting for the fiscal year ended March 3, 2001 and the ten-month transition period ended December 29, 2001. The Special Committee appointed the law firm of Ropes & Gray to conduct the internal review, and Ropes & Gray hired the forensic accounting group of Deloitte & Touche LLP to assist with the internal review. The Special Committee has completed the internal review, and the Company has restated its financial statements for the fiscal year ended March 3, 2001, the fiscal quarters within that fiscal year, and the first three fiscal quarters within the ten-month transition period ended December 29, 2001. The restatements are included in the Company’s Transition Report on Form 10-K filed with the SEC on November 26, 2002. The principal adjustments to restate the financial statements for the three and six months ended September 1, 2001 were as follows:

Sales/Investment Transactions

     The Company entered into a number of transactions in which it made an investment in a customer in exchange for cash and/or the Company’s products and services. The amounts originally recorded by the Company relating to a number of these transactions were in error. The Company reviewed all investment transactions and corrected the amount recorded for each transaction for which an error was noted. In making those corrections, the investment value and the amount of revenue recorded by the Company were determined based upon the nature of the transaction and fair value of the investment instrument received. When it was not appropriate to recognize revenue, the Company recorded the difference between the cost of the consideration given and the fair value of the investment received as other expense. The fair value of the investment in these instances was limited to the cost of the product given. For the three months ended September 1, 2001, these corrections resulted in a reduction to reported investments of $19.0 million, a reduction in revenue of $6.1 million and an increase in other expense, net, by $8.9 million. For the six months ended September 1, 2001, these corrections resulted in a reduction to reported investments of $18.7 million, a reduction in revenue of $19.6 million and an increase in other expense, net, by $14.9 million.

Asia Pacific and Latin America Distributors

     As a result of the internal review, the Company determined that beginning in the fiscal year ended March 3, 2001 practices related to several distributor relationships in the Asia Pacific and Latin America regions were such that, with respect to sales to these distributors, the Company should not recognize revenue until the distributor has paid the Company. As a result of these findings, and in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” the Company restated sales to such distributors in these two regions to a cash basis methodology. This resulted in a reduction to reported revenue of $28.4 million and $36.2 million for the three and six months ended September 1, 2001, respectively.

Pricing Allowances

     In the course of the internal review, the Company identified certain pricing allowances extended to customers that had not been recorded by the Company in the appropriate period. The impact of correcting these errors resulted in a reduction to reported revenue of $9.1 million and $11.1 million for the three and six months ended September 1, 2001, respectively.

Return Rights

     The Company determined that sales reserves established to account for future product returns in certain cases did not properly take into consideration all relevant information available at the time the estimates were made; and as a result, the Company has adjusted reserves for certain periods. The impact of correcting for these errors resulted in a decrease to reported revenue $26.5 million and $26.0 million for the three and six months ended September 1, 2001, respectively.

Other Revenue Corrections

     The Company determined that other reductions to revenue for the three months ended September 1, 2001 were required to correct previously reported amounts including premature recognition of revenue associated with incomplete integration projects and software arrangements aggregating $4.9 million, barter transactions of $0.3 million, and deferral of revenue associated with uncertain collectibility of $16.1 million of accounts receivable. In addition, during the second quarter ended September 1, 2001, the Company recorded increases to revenue of $7.6 million related to a deferral of revenue in the prior quarter due to premature recognition of intermediary shipments as revenue and other miscellaneous transactions aggregating $0.8 million. For the six months ended September 1, 2001 other reductions to revenue to correct previously reported amounts included premature recognition of revenue associated with incomplete integration projects and software arrangements aggregating $5.1 million, barter transactions of $3.4 million, deferral of revenue associated with uncertain collectibility of $26.7 million of accounts receivable and other miscellaneous transactions aggregating $3.2 million. During the six months ended September 1, 2001, the Company recorded an increase to revenue of $1.0 million related to the deferral of revenue from prior periods due to the premature recognition of intermediary shipments as revenue.

Cost of Revenues

     Cost of revenues was reduced by $21.3 million and $42.1 million in the three and six months ended September 1, 2001, respectively, primarily as a result of the foregoing adjustments reducing revenue.

Operating Expenses

     Operating expenses were decreased by $0.6 million and $1.7 million in the three and six months ended September 1, 2001, respectively, primarily as a result of expenses not properly recorded in Latin America as well as errors associated with the recognition of cooperative marketing expenses.

Discontinued Operations

     The loss from discontinued operations was increased by $20.9 million and $23.5 million in the three and six months ended September 1, 2001 primarily due to sales/investment transactions and return rights as discussed above.

Balance Sheet

     The balance sheet impact at September 1, 2001 of correcting the revenue items discussed above decreased accounts receivable by $81.2 million, increased inventory by $51.2 million and decreased investments by $44.8 million. Other balance sheet corrections included an $66.8 million decrease in cash and cash equivalents and a $6.7 million decrease in accounts payable to properly record outstanding checks and to record deposits in transit, a $4.1 million increase in intangible assets, an $8.0 million increase in accrued expenses to correct product credits, a $9.8 million increase in deferred revenue and a $6.5 million decrease in prepaid expenses and other current assets primarily as a result of the foregoing adjustments to revenue and cost of revenue.

Cash Flow

     The restatements discussed above account for substantially all of the changes to the consolidated statement of cash flows for the six months ended September 1, 2001.

Summary of Restatement Adjustments

     The following table outlines the effect of the restatement adjustments on the three and six months ended September 1, 2001 as well as the reclassifications of discontinued operations as discussed in Note 4 and marketing development expenses as discussed in Note 3:

	Consolidated Statement of Operations

	Three months ended September 1, 2001

	As originally
	reported	Reclassifications	Restatements	As restated

(In thousands)
Net revenue	$240,181	$(6,121)	$(83,244)	$150,816
Gross margin	$110,011	$2,936	$(61,964)	$50,983
Income (loss) from continuing operations available to common shareholders	$(87,678)	$—	$(69,760)	$(157,438)
Loss from discontinued operations	$(63,600)	$—	$(20,960)	$(84,560)
Net loss available to common shareholders	$(151,278)	$—	$(90,720)	$(241,998)
Basic and diluted income (loss) per common share:
Income (loss) from continuing operations available to common shareholders	$(0.46)	$—	$(0.37)	$(0.83)
Loss from discontinued operations	$(0.33)	$—	$(0.11)	$(0.44)
Net loss available to common shareholders	$(0.79)	$—	$(0.48)	$(1.27)

	Consolidated Statement of Operations

	Six months ended September 1, 2001

	As originally
	reported	Reclassifications	Restatements	As restated

(In thousands)
Net revenue	$547,079	$(84,189)	$(130,424)	$332,466
Gross margin	$268,828	$(41,610)	$(88,322)	$138,896
Income (loss) from continuing operations available to common shareholders	$(85,619)	$8,569	$(79,915)	$(156,965)
Loss from discontinued operations	$(63,600)	$(8,569)	$(23,503)	$(95,672)
Net loss available to common shareholders	$(141,478)	$—	$(103,418)	$(244,896)
Basic and diluted income (loss) per common share:
Income (loss) from continuing operations available to common shareholders	$(0.45)	$0.05	$(0.42)	$(0.83)
Loss from discontinued operations	$(0.34)	$(0.05)	$(0.12)	$(0.50)
Net loss available to common shareholders	$(0.75)	$—	$(0.54)	$(1.29)

	September 1, 2001

	As originally
	reported	Reclassifications	Restatements	As restated

(In thousands)
Assets of continuing operations	$1,139,488	$24,621	$(143,974)	$1,020,135
Assets of discontinued operations	99,775	17,580	(4,121)	113,234

Total assets	$1,239,263	$42,201	$(148,095)	$1,133,369
Liabilities of continuing operations	$233,665	$(418)	$11,245	$244,492
Liabilities of discontinued operations	—	43,046	1,329	44,375

Total liabilities	$233,665	$42,628	$12,574	$288,867
Total stockholders’ equity	$937,790	$—	$(160,668)	$777,122

3.	Accounting Policies

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

New Accounting Pronouncements

     Effective December 30, 2001, the Company adopted the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products,” which requires among other things, that payments made to resellers by the Company for cooperative advertising, buy-downs and similar arrangements should be classified as reductions to net sales or an increase in selling expenses, depending upon the application of the funds by the customer. As a result, the financial statement presentation for the three and six months ended June 29, 2002 conforms to the requirements of EITF No. 00-25, and the amounts for the three and six months ended September 1, 2001 have been reclassified to comply with the guidelines of the consensus. The reclassification for the three and six months ended September 1, 2001 resulted in a reduction of net revenue of $6.1 million and $9.5 million, respectively, a reduction of cost of revenue of $9.1 million and $14.0 million, respectively, and an increase in selling, general and administrative expenses of $2.9 million and $4.5 million, respectively. The above reclassification had no impact on net loss or loss per share.

     Effective December 30, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” See Note 9 for further information concerning the Company’s adoption of SFAS 142.

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

     The transition provisions of SFAS No. 144 require that disposal activities that were initiated before the initial application of SFAS No. 144 continue to be accounted for and displayed in the income statement in accordance with the prior pronouncement applicable to the disposal. However, SFAS No. 144 requires a company to reclassify previously issued statements of financial position presented for comparative purposes if a company presented as a single net line item the assets and liabilities of a disposal group. As a result, the Company continues to account for and present in its consolidated statements of operations, the Riverstone, Aprisma and GNTS discontinued operations in accordance with Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” and has reclassified the assets and liabilities of Aprisma on the consolidated balance sheets to conform to the presentation required by SFAS No. 144. See Note 4 for a discussion of the Company’s discontinued operations. The adoption of SFAS No. 144 on December 30, 2001 did not have any impact on the carrying amount of the Company’s long-lived assets.

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

     In February 2000, Cabletron Systems, Inc. (“Cabletron”) transferred substantially all of its operating assets and liabilities to four operating subsidiaries, Enterasys Networks, Inc. (“Enterasys Subsidiary”), Riverstone Networks, Inc. (“Riverstone”), Aprisma Management Technologies, Inc. (“Aprisma”), and GlobalNetwork Technology Services, Inc. (“GNTS”). In July 2001, the operations of GNTS were discontinued through the acquisition of a portion of GNTS by a third party, the assumption of certain contracts and employees of GNTS by Enterasys Subsidiary and Aprisma, and the discontinuance of the remaining business operations of GNTS. Following the initial public offering of a portion of Riverstone’s common stock in February 2001, Cabletron distributed its holdings of Riverstone’s common stock to Cabletron’s stockholders in a spin-off transaction on August 6, 2001. Also on August 6, 2001, Enterasys Subsidiary was merged with and into Cabletron and the name of the surviving corporation was changed to “Enterasys Networks, Inc.” On August 9, 2002, the Company completed the sale of Aprisma to a third party for proceeds, net of expenses, of approximately $7.4 million. During the first quarter of fiscal year 2002, the Company recorded an additional charge of $11.7 million due to a change in estimate of the loss on disposal of Aprisma. The consolidated financial statements present Aprisma as discontinued operations for all applicable periods presented and GNTS and Riverstone as discontinued operations for the three and six months ended September 1, 2001.

     The Company’s discontinued operations for the three and six months ended September 1, 2001, included sales to customers in which the Company had investments in debt and equity securities accounted for under the cost method of accounting. These revenues are disclosed separately in the following table as “Revenue from related parties — minority investees.” The following revenue is recorded in the consolidated statements of operations in loss from discontinued operations:

	Three months ended	Six months ended
	September 1, 2001	September 1, 2001

(In thousands)	(restated)	(restated)
Revenue (trade) from discontinued operations	$24,030	$74,031
Intercompany revenue — Enterasys, Aprisma, GNTS	6,589	10,293
and Riverstone Revenue from related parties — minority investees	2,284	21,541

Subtotal	32,903	105,865
Eliminations	(6,589)	(10,293)

Total revenue from discontinued operations	$26,314	$95,572

5. Segment Information

     As a result of the Company’s decision to discontinue or dispose of the operations of Riverstone, GNTS and Aprisma, the Company operates its business as one segment, which is the business of developing, marketing and supporting comprehensive network solutions. Net revenue by geography is as follows:

	Three months ended				Six months ended

	June 29, 2002		September 1, 2001		June 29, 2002		September 1, 2001

	Revenue	Percent	Revenue	Percent	Revenue	Percent	Revenue	Percent

($ in thousands)			(restated)				(restated)
North America	$74,723	62.2%	$89,511	59.3%	$143,095	59.4%	$186,738	56.1%
Europe, Middle East and Africa	33,387	27.8%	47,188	31.3%	69,896	29.0%	101,050	30.4%
Asia Pacific	5,871	4.9%	8,232	5.5%	11,688	4.9%	28,156	8.5%
Latin America	6,081	5.1%	5,885	3.9%	16,149	6.7%	16,522	5.0%

Total net revenue	$120,062	100.0%	$150,816	100.0%	$240,828	100.0%	$332,466	100.0%

6. Accounts Receivable

     Accounts receivable are summarized as follows:

	June 29,	December 29,
	2002	2001

(In thousands)
Gross accounts receivable	$99,457	$125,617
Less: Deferred revenue on shipments to stocking distributors	(24,378)	(25,350)
Allowance for doubtful accounts	(31,628)	(32,569)

Accounts receivable, net	$43,451	$67,698

     Beginning in September 2001, the Company deferred revenue on product shipments to certain stocking distributors until those distributors sold the product to their customer. At June 29, 2002 and December 29, 2001, $25.2 million and $68.9 million, respectively, of product shipments had been billed and deferred, of which $24.4 million and $25.4 million, respectively, are reflected as a reduction to accounts receivable and $0.8 million and $43.5 million, respectively, have been collected (or credited) and are included in customer advances and billings in excess of revenues.

7. Inventories, net

     Inventories, net, consisted of the following:

	June 29,	December 29,
	2002	2001

(In thousands)
Raw materials	$10,382	$8,130
Finished goods	94,156	110,084

Inventories, net	$104,538	$118,214

     Finished goods at June 29, 2002 and December 29, 2001 included $7.4 million and $21.2 million, respectively, of inventory held by certain distributors as a result of the Company’s decision in September of 2001 to recognize revenue from certain distributors when those distributors ship the Company’s product to their customers and $16.2 million and $22.6 million, respectively, of inventory that the Company does not recognize revenue until the distributor has paid the Company for the inventory.

8. Income Tax Receivable

     As of June 29, 2002, the Company had an income tax receivable of $12.0 million due to tax loss carry back benefits associated with the passage of the Job Creation and Workers Assistance Act of 2002 (“the Act”). The Company established this receivable during the first quarter of fiscal year 2002 for $119.1 million to reflect the refunds anticipated as a result of the Act. The receivable was comprised of the realization of tax benefits of approximately $88.9 million and an increase to additional paid-in capital of approximately $30.2 million, which is attributable to the exercise of employee stock options. The Company received tax refunds during the second quarter of fiscal year 2002 of approximately $112.9 million and also realized additional domestic tax benefits of approximately $5.8 million.

9. Goodwill and Intangible Assets

     On December 30, 2001, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 required the Company to discontinue amortizing goodwill as of the beginning of the fiscal year 2002. Existing and future acquired goodwill will be subject to impairment tests annually using a fair-value-based approach. All other intangible assets will continue to be amortized over their estimated useful lives and assessed for impairment under SFAS No. 144, “Accounting for the Impairment and Disposal of Long-lived Assets.” The Company has designated the end of the third quarter of the fiscal year as the date of the annual test. During the second quarter of fiscal year 2002, in conjunction with the implementation of SFAS 142, the Company completed the transition impairment review and found no impairment of recorded goodwill as of December 30, 2001.

     In addition to the annual impairment test, SFAS No. 142 also requires the Company to perform an impairment test if an event or circumstances indicate that it is more likely than not that an impairment loss has occurred. The Company considered its significant workforce reduction in April 2002 to be such an event. During the second quarter of fiscal year 2002, the Company completed an impairment test for this event and found no impairment of recorded goodwill as of June 29, 2002.

     Goodwill as of June 29, and 2002 and December 29, 2001 was $15,129.

     A reconciliation of net income and earnings per share adjusted for the discontinuation of the amortization of goodwill, net of the related income tax effect, is as follows:

	Three months ended		Six months ended

	June 29, 2002	September 1, 2001	June 29, 2002	September 1, 2001

(In thousands, except per share amounts)		(restated)		(restated)
Net loss available to common shareholders	$(51,437)	$(241,998)	$(65,133)	$(244,896)
Add back: Goodwill amortization expense	—	7,491	—	15,044

Adjusted net loss available to common shareholders	$(51,437)	$(234,507)	$(65,133)	$(229,852)

Basic and diluted loss per share:
Net loss available to common shareholders	$(0.25)	$(1.27)	$(0.32)	$(1.29)
Add back: Goodwill amortization expense	—	0.04	—	0.08

Adjusted net loss available to common shareholders	$(0.25)	$(1.23)	$(0.32)	$(1.21)

     The table below presents gross amortizable intangible assets and the related accumulated amortization at June 29, 2002:

	Gross		Net carrying
	carrying	Accumulated	value of
(In thousands)	amount	amortization	intangible assets

Customer relations	$28,600	$17,717	$10,883
Patents and technology	32,200	16,965	15,235

Total	$60,800	$34,682	$26,118

     Based on intangible assets recorded at June 29, 2002, the estimated amortization expense is $6.0 million for fiscal year 2003, $5.7 million for fiscal years 2004 and 2005, $3.0 million for fiscal year 2006, and $0.3 million for fiscal year 2007.

10. Accrued Expenses

     Accrued expenses consisted of the following:

	June 29,	December 29,
(In thousands)	2002	2001

Salaries and benefits	$25,202	$31,525
Accrued restructuring charges	7,235	6,182
Accrued legal and audit costs	15,279	6,721
Accrued marketing development obligations	11,819	15,073
Accrued liability on lease guarantees	6,439	7,100
Accrued loss on disposal of Aprisma	12,981	1,281
Other	15,275	10,280

Total accrued expenses	$94,230	$78,162

11. Special Charges

     During the second quarter of fiscal year 2002, the Company recorded a special charge of $20.2 million related to restructuring costs. These restructuring costs consisted of employee severance costs associated with the reduction of approximately 600 individuals or approximately 26% of the Company’s global workforce. The reduction in the global workforce involved most functions within the company. The majority of the remaining accrued severance costs related to these actions of $4.7 million as of June 29, 2002 will be paid out during fiscal year 2002.

     During the fourth quarter of the transition year 2001, the Company recorded a special charge of $12.4 million related to restructuring costs. These restructuring costs consisted of employee severance costs associated with the reduction of approximately 400 individuals from the Company’s global workforce. The reduction in the global workforce involved principally sales, engineering and administrative personnel and has also included targeted reductions impacting most functions within the Company. The remaining accrued severance of $0.7 million as of June 29, 2002 will be paid out during fiscal year 2002.

     During the second quarter of transition year 2001, the Company recorded a special charge of $34.8 million. Included in the special charge was $24.5 million related to the transformation of Cabletron’s business. The transformation-related charges included investment banking, legal and accounting fees associated with the establishment of the Enterasys Subsidiary, Riverstone, Aprisma and GNTS as stand-alone entities and the Riverstone spin-off. Also included in the special charge was $10.3 million of restructuring costs related to the reduction of the Company’s expense structure. These charges reflected a write-down of $2.2 million for a vacant office building in Rochester, NH to its estimated fair value of $1.5 million, and exit costs of $8.1 million associated with the planned closure of eight sales offices worldwide and executive severance costs. The remaining accrued exit costs of $1.9 million as of June 29, 2002, consist of long-term lease commitments that will be paid out over several years.

     The following table summarizes accrued restructuring activity for the three and six months ended June 29, 2002:

	Severance	Facility exit
	benefits	costs	Total

(In thousands)
Q2 of transition year 2001 restructuring charges	$5,471	$2,663	$8,134
Q4 of transition year 2001 restructuring charges	12,403	—	12,403
Transition year 2001 cash payments	(13,922)	(433)	(14,355)

Balance, December 29, 2001	3,952	2,230	6,182
Q1 fiscal year reclassification	(572)	572	—
Q1 fiscal year cash payments	(2,086)	(595)	(2,681)

Balance, March 30, 2002	1,294	2,207	3,501
Q2 fiscal year restructuring charge	20,239	—	20,239
Q2 fiscal year cash payments	(16,169)	(336)	(16,505)

Balance, June 29, 2002	$5,364	$1,871	$7,235

12. Other Income (Expense), Net

     The following schedule reflects the components of other income (expense), net:

	Three months ended		Six months ended

	June 29, 2002	September 1, 2001	June 29, 2002	September 1, 2001

		(restated)		(restated)
(In thousands)
Impairment of investments	$(12,132)	$(3,492)	$(12,556)	$(23,945)
Loss on exchange of products for investments	—	(8,893)	—	(14,902)
Recognition of deferred gain on Efficient investment	—	—	—	46,778
Unrealized loss on Riverstone stock derivative	(3,758)	(5,741)	(18,464)	(5,741)
Net gain on sale of available for sale securities	818	1,859	818	2,693
Gain on expiration of common stock put options	—	—	842	—
Other than temporary decline in available-for-sale securities	—	(1,712)	—	(1,712)
Other	(809)	(5,922)	(2,301)	(6,941)

Total other income (expense), net	$(15,881)	$(23,901)	$(31,661)	$(3,770)

     The Company reviews its minority investments in debt and equity securities of primarily privately held companies for potential impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Impairments in carrying value are based on investee-specific events including declines in the investees’ stock price in new rounds of financing, market capitalization relative to book value, deteriorating financial condition or results of operations and bankruptcy or insolvency. The Company recorded in other income (expense), net, impairments of investments of $12.1 million and $12.6 million for the three and six months ended June 29, 2002, respectively, and $3.5 million and $23.9 million for the three and six months ended September 1, 2001, respectively.

     During the first six months of transition year 2001, the Company entered into a number of transactions in which it made an investment in a customer in exchange for cash and/or its products and services. In certain of these transactions the Company recorded the difference between the cost of the consideration given and the fair value of the investment received as other expense. These transactions resulted in other expense of $8.9 million and $14.9 million for the three and six months ended September 1, 2001, respectively.

     During the first quarter of transition year 2001, the Company sold 2.0 million shares of Efficient common stock and tendered its remaining 8.5 million shares for proceeds of $242.7 million in connection with a tender offer to acquire the outstanding shares of Efficient common stock made by Siemens A.G. In connection with these transactions, the Company recognized the remaining deferred gain of $46.8 million to other income during the first quarter of transition year 2001.

     The Company’s convertible preferred stock redemption liability is offset by the value of 1.3 million shares of Riverstone stock received by the holders of the redeemable convertible preferred stock in connection with the Riverstone spin off in August 2001. The value of the Riverstone shares decreased by $3.8 million and $18.5 million, for the three and six months ended June 29, 2002, respectively, and decreased by $5.7 million for the three months ended September 1, 2001. The associated increase in the Company’s redemption liability was recorded as other expense.

13. Comprehensive Income (Loss)

     The Company’s total comprehensive loss, net of tax, was as follows:

	Three months ended		Six months ended

	June 29, 2002	September 1, 2001	June 29, 2002	September 1, 2001

(In thousands)		(restated)		(restated)
Net loss	$(48,235)	$(238,900)	$(58,761)	$(238,731)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	(818)	1,859	1,324	4,142
Foreign currency translation adjustment	1,027	1,486	1,070	334
Reclassification adjustment for gains (losses) on available- for-sale securities included in net loss	715	(1,273)	456	(2,107)

Total comprehensive loss	$(47,311)	$(236,828)	$(55,911)	$(236,362)

14. Income (Loss) Per Share

     Options to purchase 32.2 million and 45.8 million shares of common stock were outstanding at June 29, 2002 and September 1, 2001, respectively, and 7.4 million warrants to purchase shares of the Company’s common stock were outstanding at June 29, 2002 and September 1, 2001. The options and warrants were excluded from the calculations of diluted net loss per share since the effect was anti-dulitive.

15. Stock Dividend

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

16. Commitments and Contingencies

Legal Proceedings

     In the normal course of the Company’s business, the Company is subject to proceedings, litigation and other claims. Litigation in general, and securities and intellectual property litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of litigation are difficult to predict. Described below are material legal proceedings in which the Company’s are involved. The uncertainty associated with these and other unresolved or threatened legal actions could adversely affect the Company’s relationships with existing customers and impair the Company’s ability to attract new customers. In addition, the defense of these actions may result in the diversion of management’s resources from the operation of the Company’s business, which could impede the Company’s ability to achieve the Company’s business objectives. The unfavorable resolution of any specific action could materially harm the Company’s business, operating results and financial condition, and could cause the price of the Company’s common stock to decline significantly.

     Described below are material legal proceedings in which the Company is involved:

     Securities Class Action in the District of Rhode Island. Between October 24, 1997 and March 2, 1998, nine shareholder class action lawsuits were filed against the Company and certain of its officers and directors in the United States District Court for the District of New Hampshire. By order dated March 3, 1998 these lawsuits, which are similar in material respects, were consolidated into one class action lawsuit, captioned In re Cabletron Systems, Inc. Securities Litigation (C.A. No. 97-542-SD). The case has been transferred to the District of Rhode Island. The complaint alleges that the Company and several of its officers and directors disseminated materially false and misleading information about the Company’s operations and acted in violation of Section 10(b) and Rule 10b-5 of the Exchange Act during the period between March 3, 1997 and December 2, 1997. The complaint further alleges that certain officers and directors profited from the dissemination of such misleading information by selling shares of the Company’s common stock during this period. The complaint does not specify the amount of damages sought on behalf of the class. In a ruling dated May 23, 2001, the District Court dismissed this complaint with prejudice. The plaintiffs appealed that ruling to the First Circuit

Court of Appeals, and, in a ruling issued on November 12, 2002, the Court of Appeals reversed and remanded the case to the District Court for further proceedings. On January 17, 2003, the defendants filed an answer denying all material allegations of the complaint. If the plaintiffs prevail on the merits of this case, we could be required to pay substantial damages.

     Securities Class Action in the District of New Hampshire. Between February 7 and April 9, 2002, six class action lawsuits were filed in the United States District Court for the District of New Hampshire. Defendants are us, our former chairman and chief executive officer Enrique Fiallo and our former chief financial officer Robert Gagalis. By orders dated August 2, 2002 and September 25, 2002, these lawsuits, which are similar in material respects were consolidated into one class action lawsuit, captioned In re Enterasys Networks, Inc. Securities Litigation (C.A. No. 02-CV-71). On December 9, 2002, the plaintiffs filed an amended consolidated complaint, adding two additional defendants, Piyush Patel, former chief executive officer of Cabletron Systems, Inc. (“Cabletron”) and David Kirkpatrick, former chief financial officer of Cabletron. The amended complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 there under. Specifically, plaintiffs allege that during periods spanning from June 28, 2000 and August 3, 2001 and in the period between August 6, 2001 and February 1, 2002 (together the “Class Period”), defendants issued materially false and misleading financial statements and press releases that overstated the Company’s revenues, income, and cash, and understated our net losses, because we purportedly recognized revenue in violation of Generally Accepted Accounting Principles (“GAAP”) and the Company’s own accounting policies in connection with various sales and/or investment transactions. The complaints seek unspecified compensatory damages in favor of the plaintiffs and the other members of the purported class against all of the defendants, jointly and severally as well as fees, costs and interest and unspecified equitable relief. By order of the court, the Company has not yet been required to file a responsive pleading. If plaintiffs prevail on the merits of the case, the Company could be required to pay substantial damages.

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

     The Company committed to make up to $20 million of additional capital contributions to a venture capital fund in which it is already an investor. In the event of future capital calls, the Company could be required to fund some or all of this commitment. If the Company fails to make a required contribution, then the Company’s existing investment with a carrying value of $3.6 million at June 29, 2002 would be significantly diluted. The fund has indicated that it does not anticipate issuing a capital call in the near future.

17. Related Party Transactions

Investments

     The Company has minority investments in debt and equity securities of certain companies. The Company does not have a controlling interest in these entities. In certain instances during the three and six months ended September 1, 2001, the Company recorded revenue from transactions where it received equity instruments in exchange for products sold. Revenue recognized from investee transactions during that period was as follows:

	Three months ended		Six months ended

	June 29,2002	September 1, 2001	June 29,2002	September 1, 2001

(In thousands)		(restated)		(restated)
Revenue recognized in connection with investment transactions	$—	$1,370	$—	$4,620
Revenue recognized from other sales to investee companies	3,039	23,894	5,457	32,368

Total revenue recognized from investee transactions	$3,039	$25,264	$5,457	$36,988

Consulting Arrangements

     In connection with the senior management resignations in September 2001, the Company entered into consulting arrangements with two former members of senior management to provide strategic advice and assistance to the Company for a period of one year. The Company paid consulting fees under these arrangements of $0.06 million and $0.12 million in the three and six months ended June 29, 2002, respectively.

18. Subsequent Events

     During the first 11 months of fiscal year 2002, the Company incurred legal and forensic accounting fees of approximately $19 million for services rendered in connection with the SEC investigation into the Company’s financial accounting and reporting practices, the subsequent restatement of the Company’s fiscal year 2001 and transition year 2001 financial statements, and the various shareholder lawsuits discussed in Note 16. The Company has not received a determination as to whether and to what extent costs incurred to date are reimbursable under its insurance coverage. These costs are expensed to operating expenses as they are incurred. Costs incurred in the three and six months ended June 29, 2002 were $6.7 million and $10.2 million, respectively.

     During the third quarter of fiscal year 2002, the Company continued the implementation of its cost reduction plan and will record a special charge for severance costs associated with a workforce reduction and exit costs due to the closure of various facilities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This quarterly report on Form 10-Q and the following disclosure contain forward-looking statements. We caution you that any statements contained in this report which are not strictly historical statements constitute forward-looking statements. Such statements include, but are not limited to, statements reflecting management’s expectations regarding our future financial performance; strategic relationships and market opportunities; and our other business and marketing strategies and objectives. These statements may be identified with such words as “we expect”, “we believe”, “we anticipate”, or similar indications of future expectations. These statements are neither promises nor guarantees, and involve risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. Such risks and uncertainties include, among other things, the factors discussed below under “Cautionary Statements” and elsewhere in this report. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date hereof. We expressly disclaim any obligation to publicly update or revise any such statements to reflect any change in these forward-looking statements, or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

     You should read the following discussion in conjunction with the section below titled “Cautionary Statements,” our consolidated financial statements and related notes, and other financial information appearing elsewhere in this report on Form 10-Q. The period covered by this report consists of the three-month period from March 31, 2002 through June 29, 2002, which is the second quarter of fiscal year 2002. The prior year fiscal period consists of the three-month period from June 3, 2001 through September 1, 2001, which is the second quarter of transition year 2001. Our prior fiscal period consists of the ten-month transition period from March 4, 2001 through December 29, 2001, which we refer to as “transition year 2001” throughout this Item. We refer to our current fiscal year, the twelve-month period ended December 28, 2002, as “fiscal year 2002” throughout this Item.

     All references in this quarterly report to “Enterasys Networks,” “we,” “our,” or “us” mean Enterasys Networks, Inc.

Business Overview

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

Restatement

     We previously restated our financial statements for the fiscal year ended March 3, 2001, the fiscal quarters within that fiscal year, and the first three fiscal quarters within the ten-month transition period ended December 29, 2001. The principal adjustments to restate our financial statements for the three months and six months ended September 1, 2001 are discussed in Note 2 to our consolidated financial statements of this quarterly report.

Fiscal Year Change

     On September 28, 2001, our Board of Directors amended our by-laws to change our fiscal year-end from the Saturday closest to the last day in February of each year to the Saturday closest to the last day in December of each year, and we filed a Form 10-K for the ten-month transition period ended December 29, 2001. We have filed this Form 10-Q for the quarter ended June 29, 2002, which includes the three-month and six-month periods ending on June 29, 2002, which are the first and second quarters of fiscal year 2002. We did not include comparable three-month and six-month financial information for the periods ending June 30, 2001 because it was impracticable to do so due to certain inherent limitations in our interim monthly closing process and the complexity of the restatement of our transition year 2001 consolidated financial statements.

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

     We provide an allowance for sales returns based on historical returns, return policies and contractual product return rights granted to our customers. The allowance has been reflected as a reduction to revenue in the consolidated statement of operations. If the data used by us to calculate the estimated sales returns and allowances does not properly reflect future returns, these estimates would have to be modified, thus impacting revenue recognized in future periods. Beginning in September 2001, we determined that we could no longer estimate the amount of future product returns from certain stocking distributors located in the United States and Europe. We now recognize revenue from these distributors when they ship our product to their customers. Beginning in fiscal year 2001, we began recording revenue from certain distributors and resellers located in Asia Pacific and Latin America on a cash basis due to existing practices related to distribution/reseller arrangements.

     During and prior to transition year 2001, we sold products and services to customers in exchange for minority investments, consisting of debt or equity securities, accounted for under the cost method of accounting. In some instances, we issued product credits, or the right to purchase products which, when used, were exchanged for debt or equity securities by the investee company, and in other cases, we invested cash that was then used by the investee company to purchase products from us. The amount of revenue that we recognized in connection with minority investments was based upon the nature of the transaction and fair value of the debt or equity instrument received.

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

     Summary of Critical Estimates Included in Our Consolidated Results of Operations. The following table summarizes the impact on our results of operations arising from our critical accounting estimates:

	Three months ended		Six months ended

	June 29, 2002	September 1, 2001	June 29, 2002	September 1, 2001

(In millions)		(restated)		(restated)
Provision for losses on accounts receivable	$1.1	$2.8	$(0.5)	$3.7
Provision for excess and obsolete inventory	0.1	10.5	0.1	20.3
Impairment of investments	12.1	3.5	12.6	23.9
Restructuring charges	20.2	10.3	20.2	10.3
Deferred tax asset valuation provision	7.4	84.9	(9.7)	84.9

Total	$40.9	$112.0	$22.7	$143.1

Results of Operations

     The three and six months ended September 1, 2001 have been restated for the adjustments described in Note 2 to our consolidated financial statements included in this quarterly report. The discussion contained in this Item 2 reflects the restatement. Non-cash stock-based compensation has been reported on a separate line in the consolidated statements of operations included in this quarterly report. For the three and six months ended June 29, 2002, the amounts shown for research and development expense exclude stock-based compensation. For the three months ended September 1, 2001, $2.3 million, $10.7 million and $14.9 million have been excluded from amounts shown for services cost of revenue, research and development expense and selling, general and administration expense, respectively. For the six months ended September 1, 2001, $2.3 million, $12.3 million and $14.9 million have been excluded from amounts shown for services cost of revenue, research and development expense and selling, general and administration expense, respectively. The table below sets forth the principal line items from our consolidated statement of operations, each expressed as a percentage of net revenue:

	Three months ended		Six months ended

	June 29, 2002	September 1, 2001	June 29, 2002	September 1, 2001

		(restated)		(restated)
Net revenue:
Product	70.8%	70.2%	70.6%	74.6%
Services	29.2	29.8	29.4	25.4

Total net revenue	100.0	100.0	100.0	100.0

Cost of revenue:
Product	56.1	80.7	64.9	67.6
Services	35.0	31.9	31.0	30.7

Total cost of revenue	49.9	66.2	55.0	58.2

Gross margin:
Product	43.9	19.3	35.1	32.4
Services	65.0	68.1	69.0	69.3

Total gross margin	50.1	33.8	45.0	41.8

Research and development	16.5	14.3	18.8	12.8
Selling, general and administrative	46.8	66.5	50.6	52.8
Amortization of intangible assets	1.8	6.1	1.8	5.9
Stock-based compensation	0.8	18.5	0.8	8.9
Special charges	16.9	23.1	8.4	10.5

Total operating expenses	82.8	128.5	80.4	90.9

Loss from operations	(32.7)%	(94.7)%	(35.4)%	(49.1)%

Second Quarter of Fiscal Year 2002 Compared to the Second Quarter of Transition Year 2001

     Overview

For the second quarter of fiscal year 2002, we incurred a net loss from continuing operations of $48.2 million primarily due to significantly lower unit sales volume as a result of the continued weakness in the markets we serve and a fixed overhead cost structure not aligned with our lower revenue base. During the second quarter of fiscal year 2002, we recorded a restructuring charge of $20.2 million for employee severance costs associated with the reduction of approximately 600 individuals or approximately 26% of the our global workforce. The reduction in the global workforce involved most functions within the company. In addition to the significant workforce reduction, we also implemented cost reduction initiatives for supply chain management and reductions in certain pricing incentives with our distributors and channel partners. During the third quarter of fiscal year 2002, we continued the implementation of our cost reduction plan and will record a special charge for severance costs associated with a workforce reduction and exit costs due to the closure of various facilities.

     Net Revenue

     Net revenue declined by $30.7 million, or 20%, from $150.8 million in the second quarter of transition year 2001 to $120.1 million in the second quarter of fiscal year 2002 primarily due to significantly lower unit sales volume partially offset by reductions in certain pricing incentives with our distributors and channel partners. Net revenue for the second quarter of fiscal 2002 was essentially unchanged from $120.8 million in the first quarter of fiscal year 2002.

     During the second quarter of fiscal year 2002, we faced some unique challenges due to the uncertainty associated with the lack of detailed current financial information about us and the uncertainty associated with the SEC investigation, our internal review and associated stockholder litigation. This resulted in hesitancy on the part of our customers and potential customers to purchase from us. In addition, the market for telecommunications and networking equipment and solutions continued to be challenging. We believe that our future revenue will generally fluctuate with overall changes in the markets that we currently serve and will be affected by the nature and timing of new product introductions by our competitors and us, as well as other competitive factors.

     Product revenue decreased by $20.9 million, or 20%, from $105.9 million in the second quarter of transition year 2001 to $85.0 million in the second quarter of fiscal year 2002 primarily due to significantly lower unit sales volume caused by the continued industry-wide slowdown and lengthening sales cycles and the unique challenges described above. This decrease in volume was partially offset by reductions in certain incentive programs with our distributors and channel partners.

     Services revenue decreased by $9.9 million, or 22%, from $44.9 million in the second quarter of transition year 2001 to $35.0 million in the second quarter of fiscal year 2002. Services revenue is primarily revenue from maintenance contracts with customers in our installed base. The decrease in services revenue was primarily due to the lower level of new product sales, which typically include associated maintenance.

     Net revenue to customers outside of North America was $45.3 million, or 38% of total net revenue, for the second quarter of fiscal year 2002, compared to $61.3 million, or 41% of net revenue, for the second quarter of transition year 2001.

     Gross Margin

     Total gross margin improved by $9.1 million from $51.0 million in the second quarter of transition year 2001 to $60.1 million in the second quarter of fiscal year 2002. The change in gross margin consisted of the previously discussed $30.7 million reduction in revenue offset by the $39.8 million reduction in cost of revenue. The decline in cost of revenue in the second quarter of fiscal year 2002 compared to the second quarter of transition year 2001 consisted primarily of unit volume declines combined with lower overhead and logistics costs. In addition, the second quarter of transition year 2001 included a provision for excess and obsolete inventory of $10.5 million.

     Gross margin as a percentage of revenues was 50.1% in the second quarter of fiscal year 2002, compared with 33.8% in the second quarter of transition year 2001. The margin improvement, as a percentage of revenues, was principally due to the increase in product gross margin, which increased to 43.9% compared with 19.3% in the second quarter of transition year 2001. In addition, the gross margin percentage in the second quarter of fiscal year 2002 improved by 10 percentage points compared with 40% in the first quarter of fiscal year 2002. This improvement was primarily due to the previously discussed cost reduction initiatives. We expect that gross margin as a percentage of net revenue will be between 48% and 50% for the remaining quarters of fiscal year 2002.

     Operating Expenses

     Research and development expense decreased by $1.8 million from $21.6 million in the second quarter of transition year 2001 to $19.8 million in the second quarter of fiscal year 2002 primarily due to the cost reduction initiatives implemented during the second quarter, which consisted mainly of workforce reductions. Research and development expense also declined by $5.7 million in the second quarter of fiscal 2002 compared to $25.5 million in the first quarter of fiscal 2002 primarily due to $3.3 million in savings as a result of the previously described cost reduction initiatives and a reduction of $2.5 million related to incremental investments in new product development initiatives during the first quarter of fiscal 2002. We expect research and development expense to approximate the level of spending in the second quarter of fiscal year 2002 for the remaining quarters of fiscal year 2002, as we continue to invest in new product development initiatives.

     Selling, general and administrative expenses (“SG&A”) declined by $44.2 million from $100.4 million in the second quarter of transition year 2001 to $56.2 million in the second quarter of fiscal year 2002, due to a decrease of $13.9 in selling and marketing expenses and a decrease of $30.3 million in general and administrative expenses. The decline from the prior year in selling and marketing expenses consisted primarily of a reduction of $3.4 million in marketing and promotional expenses as a result of cost improvement initiatives, a reduction of $2.8 million in commission expense as a result of lower revenue, the workforce reduction in the second quarter of fiscal year 2002 as well as previous periods and reduced rent and associated overhead with the closure of various sales offices. The decline in general and administrative expenses from the prior year consisted primarily of a reduction of $9.6 million in equipment lease guarantee expense, a reduction of $1.7 million in bad debt expense, the workforce reduction in the second quarter of fiscal 2002 as well as previous periods and reduced rent and associated overhead with facility closures in the second quarter of 2001. The decline in general and administrative expenses from the prior period were slightly offset by $6.7 million of costs incurred during the second quarter of fiscal year 2002 associated with the SEC investigation. We expect to continue to implement cost improvement initiatives to further align our cost structure with our revenue base. However, we expect SG&A expenses will be adversely impacted by the increase in professional services fees incurred in connection with the SEC investigation, our internal review and associated stockholder litigation.

     We have implemented and expect to continue to implement process improvement and other cost reduction initiatives to further align our cost structure with our lower revenue base. However, we expect SG&A expense will be adversely impacted by the increase in professional services fees incurred in connection with the SEC investigation, our internal review and associated stockholder litigation. During the first 11 months of fiscal year 2002, we have incurred legal and forensic accounting fees of approximately $19 million for services rendered in connection with the SEC investigation into our financial accounting and reporting practices, the subsequent restatement of our fiscal year 2001 and transition year 2001 financial statements, and the various shareholder lawsuits discussed in Note 16 to our consolidated financial statements included in this quarterly report. We have not received a determination as to whether and to what extent costs incurred to date are reimbursable under our insurance coverage. Such costs are expensed to operating expense as they are incurred.

     Amortization of intangibles decreased by $7.0 million from $9.2 million in the second quarter of transition year 2001 to $2.2 million in the second quarter of fiscal year 2002, due to the fact that we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which required us to discontinue amortizing goodwill as of the beginning of the fiscal year 2002. See Note 9 to our consolidated financial statements included in this quarterly report.

     Stock-based compensation was $0.9 million in the second quarter of fiscal year 2002 and $27.9 million in the second quarter of transition year 2001 and related to stock and stock options issued in connection with the acquisition of Network Security Wizards and Indus River Networks that were contingent upon continued employment of key employees.

     Special charges decreased from $34.8 million in the second quarter of transition year 2001 to $20.2 million in the second quarter of fiscal year 2002. Special charges incurred during the second quarter of fiscal year 2002 related to restructuring costs and consisted of employee severance. Special charges incurred during the second quarter of transition year 2001 included $24.5 million of costs related to the transformation of Cabletron’s business and $10.3 million of restructuring costs related to the reduction of our expense structure and included a write-down of a vacant office building in Rochester, New Hampshire, to its estimated fair value, exit costs associated with the planned closure of eight sales offices worldwide and executive severance costs.

     Loss from Operations

     Loss from operations decreased from $142.9 million in the second quarter of transition year 2001 to $39.2 million in the second quarter of fiscal year 2002 due to the factors discussed above. During the second quarter of fiscal year 2002, we implemented cost reduction programs, improved inventory management procedures and controls, and adopted other initiatives designed to further reduce our loss from operations. However, we expect to incur significant operating losses in the remaining quarters of fiscal year 2002 due to continued weakness in the markets that we serve, expenses associated with initiatives to further align our cost structure with our lower revenue base, and costs associated with the SEC investigation, our internal review and associated shareholder litigation. In addition, we expect our fiscal year 2002 operating losses will be substantially lower than our transition year 2001 operating losses.

     Interest Income

     Interest income declined from $4.6 million in the second quarter of transition year 2001 to $2.1 million in the second quarter of fiscal year 2002 due to lower average cash, cash equivalents and marketable securities balances and lower interest rates.

     Other Income (Expense), Net

     The following schedule reflects the components of other income (expense), net:

	Three months ended

	June 29, 2002	September 1, 2001

(In thousands)		(restated)
Impairment of investments	$(12,132)	$(3,492)
Loss on exchange of products for investments	—	(8,893)
Unrealized loss on Riverstone stock derivative	(3,758)	(5,741)
Net gain on sale of available for sale securities	818	1,859
Other than temporary decline in available- for-sale securities	—	(1,712)
Other	(809)	(5,922)

Total other income (expense), net	$(15,881)	$(23,901)

     We recorded, in other income (expense), net, impairments of investments of $12.1 million for the three months ended June 29, 2002 and $3.5 million for the three months ended September 1, 2001. These impairments of value are based on investee-specific events including declines in the investees’ stock price in new rounds of financing, market capitalization relative to book value, deteriorating financial condition or results of operations and bankruptcy or insolvency.

     During the transition year 2001, we entered into a number of transactions in which we made an investment in a customer in exchange for cash and/or our products and services. In certain of these transactions we recorded the difference between the cost of the consideration given and the fair value of the investment received as other expense. These transactions resulted in other expense of $8.9 for the three months ended September 1, 2001.

     Our convertible preferred stock redemption liability is offset by the value of 1.3 million shares of Riverstone stock received by the holders of the redeemable convertible preferred stock in connection with the Riverstone spin off in August 2001. The value of the Riverstone shares decreased by $3.8 million and $5.7 million for the three months ended June 29, 2002 and September 1, 2001, respectively. The associated increase in our redemption liability was recorded as other expense.

     Income Tax Benefit

     For the second quarter of fiscal year 2002, we recorded an income tax benefit of $4.7 million due primarily to the tax loss carry back benefits associated with the passage of the Job Creation and Worker Assistance Act of 2002. In March 2002, a tax law change was enacted whereby the allowable period to carry back net operating losses was increased from two to five years. As a result, we received approximately $102 million of federal income tax refunds relating to tax losses incurred in fiscal and transition year 2001. In addition, we have approximately $110 million of prior period taxable income available to offset potential losses in fiscal year 2002, the use of which is expected to generate up to approximately $30 million of federal income tax refunds in fiscal year 2003. For the second quarter of transition year 2001, we recorded a tax benefit of $7.8 million related to a portion of the losses.

Six Months Ended June 29, 2002 Compared to the Six Months Ended September 1, 2001

     Net Revenue

     Net revenue declined by $91.7 million, or 28%, from $332.5 million in first six months of transition year 2001 to $240.8 million in the first six months of fiscal year 2001 primarily due to significantly lower unit sales volume partially offset by reductions in certain pricing incentives with our distributors and channel partners.

     Product revenue decreased by $77.9 million, or 31%, from $248.0 million in the first six months of transition year 2001 to $170.1 million in the first six months of fiscal year 2002 primarily due to significantly lower unit sales volume caused by the continued industry-wide slowdown and lengthening sales cycles and the unique challenges described above in the comparison of net revenue for second quarter of fiscal year 2002 to the second quarter of transition year 2001. This decrease in volume was partially offset by reductions in certain incentive programs with our distributors and channel partners.

     Services revenue decreased by $13.7 million, or 16%, from $84.5 million in the first six months of transition year 2001 to $70.8 million in the first six months of fiscal year 2002. Services revenue is primarily revenue from maintenance contracts with customers in our installed base. The decrease in services revenue was primarily due to the lower level of new product sales, which typically include associated maintenance.

     Net revenue to customers outside of North America was $97.7 million, or 41% of total net revenues, the first six months of fiscal year 2002, compared to $145.7 million, or 44% of net revenues, for the first six months of transition year 2001.

     Gross Margin

     Total gross margin declined by $30.5 million from $138.9 million in the first six months of transition year 2001 to $108.4 million in the first six months of fiscal year 2002 primarily due to the previously discussed $91.6 million reduction in net revenue, which was partially offset by reductions in certain incentive programs with our distributors and channel partners and a $61.2 million reduction in overhead and logistics expense. The decline in cost of revenue in the first six months of fiscal year 2002 compared to the second quarter of transition year 2001 consisted primarily of the cost reduction initiatives implemented in the second quarter of fiscal year 2002 as well in prior periods. In addition, the second quarter of transition year 2001 included a provision for excess and obsolete inventory of $20.3 million.

     Gross margin as a percentage of revenues was 45.0% in the first six months of fiscal year 2002, compared with 41.8% in the first six months of transition year 2001. The margin improvement, as a percentage of revenues, was principally due to the increase in product gross margin, which increased to 35.1% compared with 32.4% in the first six months of transition year 2001.

     Operating Expenses

     Research and development expense increased by $2.9 million from $42.4 million in the first six months of transition year 2001 to $45.3 million in the first six months of fiscal year 2002 primarily due the one-time investments in new product development made during the first quarter of fiscal year 2002.

     Selling, general and administrative expenses (“SG&A”) declined by $53.9 million from $175.7 million in the first six months of transition year 2001 to $121.8 million in the first six months of fiscal year 2002, due to a decrease of $18.6 in selling and marketing expenses and a decrease of $35.3 million in general and administrative expenses. The decline from the prior year in selling and marketing expenses consisted primarily of a reduction of $7.6 million in commission expense as a result of lower revenue, a reduction of $7.1 million in marketing and promotional expenses as a result of cost improvement initiatives, the workforce reduction in the second quarter of fiscal year 2002 as well as previous periods and reduced rent and associated overhead with the closure of various sales offices. The decline in general and administrative expenses from the prior year consisted primarily of a reduction of $9.6 million in equipment lease guarantee expense, a reduction of $4.3 million in bad debt expense, the workforce reduction in the first six months of fiscal 2002 as well as previous periods and reduced rent and associated overhead with facility closures in the second quarter of 2001. The decline in general and administrative expenses from the prior period were slightly offset by $10.2 million of costs incurred during the second quarter of fiscal year 2002 associated with the SEC investigation.

     Amortization of intangibles decreased by $15.2 million from $19.6 million in the first six months of transition year 2001 to $4.4 million in the first six months of fiscal year 2002, due to the fact that we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which required us to discontinue amortizing goodwill as of the beginning of the fiscal year 2002. See Note 9 to our consolidated financial statements included in this quarterly report.

     Stock-based compensation was $2.0 million in the first six months of fiscal year 2002 and $29.5 million in the first six months of transition year 2001 and related to stock and stock options issued in connection with the acquisition of Network Security Wizards and Indus River Networks that were contingent upon continued employment of key employees.

     Special charges decreased from $34.8 million in the first six months of transition year 2001 to $20.3 million in first six months of fiscal year 2002. Special charges incurred during the first six months of fiscal year 2002 related to restructuring costs and consisted of employee severance. Special charges incurred during the first six months of transition year 2001 included $24.5 million of costs related to the transformation of Cabletron’s business and $10.3 million of restructuring costs related to the reduction of our expense structure and included a $1.5 million building write-down, exit costs and executive severance costs.

     Loss from Operations

     Loss from operations decreased from $163.1 million in the first six months of transition year 2001 to $85.2 million in the first six months of fiscal year 2002 due to the factors discussed above.

     Interest Income

     Interest income declined from $11.1 million in the first six months of transition year 2001 to $4.1 million in the first six months of fiscal year 2002 due to lower average cash, cash equivalents and marketable securities balances and lower interest rates.

     Other Income (Expense), Net

	Six months ended

	June 29, 2002	September 1, 2001

(In thousands)		(restated)
Impairment of investments	$(12,556)	$(23,945)
Loss on exchange of products for investments	—	(14,902)
Recognition of deferred gain on Efficient investment	—	46,778
Unrealized loss on Riverstone stock derivative	(18,464)	(5,741)
Net gain on sale of available for sale securities	818	2,693
Gain on expiration of common stock put options	842	—
Other than temporary decline in available-for-sale securities	—	(1,712)
Other	(2,301)	(6,941)

Total other income (expense), net	$(31,661)	$(3,770)

     We recorded, in other income (expense), net, impairments of investments of $12.6 million for the six months ended June 29, 2002, and $23.9 million for the six months ended September 1, 2001. These impairments of value are based on investee-specific events including declines in the investees’ stock price in new rounds of financing, market capitalization relative to book value, deteriorating financial condition or results of operations and bankruptcy or insolvency.

     During the first six months of transition year 2001, we entered into a number of transactions in which we made an investment in a customer in exchange for cash and/or our products and services. In certain of these transactions we recorded the difference between the cost of the consideration given and the fair value of the investment received as other expense. These transactions resulted in other expense of $14.9 million for the six months ended September 1, 2001.

     During the first quarter of transition year 2001, we sold 2.0 million shares of Efficient common stock and tendered our remaining 8.5 million shares for proceeds of $242.7 million in connection with a tender offer to acquire the outstanding shares of Efficient common stock made by Siemens A.G. In connection with these transactions, we recognized the remaining deferred gain of $46.8 million to other income during the first six months of transition year 2001.

     Our convertible preferred stock redemption liability is offset by the value of 1.3 million shares of Riverstone stock received by the holders of the redeemable convertible preferred stock in connection with the Riverstone spin off in August 2001. The value of the Riverstone shares decreased by $18.5 million and $5.7 million for the six months ended June 29, 2002 and September 1, 2001, respectively. The associated increase in our redemption liability was recorded as other expense.

Income Tax Benefit

     For the first six months of fiscal year 2002, we recorded an income tax benefit of $65.7 million due primarily to the tax loss carry back benefits associated with the passage of the Job Creation and Worker Assistance Act of 2002. For the first six months of transition year 2001, we recorded a tax benefit of $4.9 million related to a portion of the losses.

Loss from Discontinued Operations

     During the first quarter of fiscal year 2002, we recorded an additional charge of $11.7 million due to a change in estimate of the loss on disposal of Aprisma. During the first six months of transition year 2001, we recorded losses on discontinued operations primarily due to the disposal of GNTS.

Financial Condition

Liquidity and Capital Resources

     As of June 29, 2002, liquid investments totaled $268.3 million and consisted of $146.1 million of cash and cash equivalents, $66.9 million of marketable securities and $55.3 million of long-term marketable securities. In connection with the issuance of letters of credit by several banking institutions, we have agreed to maintain specified amounts of cash, cash equivalents and marketable securities in collateral accounts controlled by those institutions. These assets totaled $30.9 million at June 29, 2002 and are classified as “Restricted cash, cash equivalents and marketable securities” on the balance sheet.

     Net cash used by operating activities was $26.0 million for the six months ended June 29, 2002 and consisted of a $31.7 million net use from changes in current assets and liabilities which was offset by an increase from net income net of other non-cash reconciling items of $5.7 million. Significant components of the changes in current assets and liabilities were a $51.7 million decrease in accounts payable and accrued expenses and a $112.9 million income tax refund. Cash flows from financing activities for the six months ended June 29, 2002 included $23.6 million of cash provided by discontinued operations. Our capital expenditures in the six months ended June 29, 2002 were $14.0 million and related primarily to information technology purchases and upgrades and facility-related expenditures.

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

     The significant contractual cash obligations and other commercial commitments disclosed in our Form 10-K for the transition year ended December 29, 2001, have not changed materially.

     We are focused on achieving cash-positive operations in the near-term and believe we have made, and will continue to make, substantial progress toward that goal. Based on our liquid investment position at June 29, 2002, and approximately $30 million of estimated federal income tax refunds that we expect to receive in 2003 relating to losses expected to be incurred in 2002, we believe that we have sufficient liquid investments to fund our on-going operations and future obligations for at least the next twelve months.

Changes in Financial Condition

     Accounts receivable, net of allowance for doubtful accounts, were $43.5 million at June 29, 2002 compared with $67.7 million at December 29, 2001. The decrease in accounts receivable is due primarily to the decline in net revenue in the second quarter of fiscal year 2002. We anticipate that in the future our accounts receivable balance will fluctuate at approximately the same rate of change as our revenue. The number of days sales outstanding was 33 days at June 29, 2002, compared to 34 days at December 29, 2001.

     Inventories were $104.5 million at June 29, 2002, or 2.9 turns per annum, compared with $118.2 million at December 29, 2001, or 2.8 turns per annum. We believe that our inventory turnover rate will improve in the future as we implement better forecasting procedures and restructure arrangements with our contract manufacturers.

     As of June 29, 2002, we had an income tax receivable of $12.0 million due to tax loss carry back benefits associated with the passage of the Job Creation and Workers Assistance Act of 2002. During the second quarter of fiscal year 2002, we received tax refunds of approximately $112.9 million as a result of our income tax receivable recorded in the first quarter of fiscal year 2002 of $119.1 million.

     Accounts payable at June 29, 2002 of $30.4 million declined by $44.4 million from December 29, 2001 principally due to $25 million of second quarter payments for previously accrued non-cancelable purchase commitments related to excess raw material orders.

     New Accounting Pronouncements

     Effective December 30, 2001, we adopted the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products,” which requires among other things, that payments made to resellers by us for cooperative advertising, buy-downs and similar arrangements should be classified as reductions to net sales or an increase in selling expenses, depending upon the application of the funds by the customer. As a result, the financial statement presentation for the three and six months ended June 29, 2002 conforms to the requirements of EITF No. 00-25, and the amounts for the three and six months ended September 1, 2001 have been reclassified to comply with the guidelines of the consensus. The reclassification for the three and six months ended September 1, 2001 resulted in a reduction of net revenue of $6.1 million and $9.5 million, respectively, a reduction of cost of revenue of $9.1 million and $14.0 million, respectively, and an increase in selling, general and administrative expenses of $2.9 million and $4.5 million, respectively. The above reclassification had no impact on net loss or loss per share.

     Effective December 30, 2001, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” See Note 9 to our consolidated financial statements included in Part 1 Item 1 of this quarterly report on Form 10-Q for further information concerning our adoption of SFAS No. 142.

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

     The transition provisions of SFAS No. 144 require that disposal activities that were initiated before the initial application of SFAS No. 144 continue to be accounted for and displayed in the income statement in accordance with the prior pronouncement applicable to the disposal. However, SFAS No. 144 requires a company to reclassify previously issued statements of financial position presented for comparative purposes if a company presented as a single net line item the asses and liabilities of a disposal group. As a result, we continue to account for and present in our consolidated statements of operations, the Riverstone, Aprisma and GNTS discontinued operations in accordance with Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” and have reclassified the assets and liabilities of Aprisma on the consolidated balance sheets to conform to the presentation required by SFAS No. 144. See Note 4 to our consolidated financial statements included in Part 1 Item 1 of this quarterly report on Form 10-Q for a discussion of our discontinued operations. The adoption of SFAS No. 144 did not have any impact on the carrying amount of our long-lived assets.

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

     In February 2003, the holders of our Series D and E preferred stock may require redemption of their shares for cash, which could impair our cash position, or request the conversion of their shares into shares of our common stock, which would dilute our existing stockholders

     In February 2003, the holders of our Series D and E preferred stock have the right to redeem these shares for cash. This redemption could require us to pay them up to approximately $99 million in cash for their shares less proceeds from the sale of the Riverstone shares they received in the Riverstone spin-off, which could impair our cash position. If we fail to redeem the Series D and E shares, pursuant to the terms of our Certificate of Incorporation the Series D and E preferred stock will become convertible into a much larger number of shares of our common stock than it is currently convertible into, which would dilute the ownership interest of our existing common stockholders. Upon our failure to redeem, these shares would be convertible into approximately 52 million shares of our common stock, resulting in these holders holding 26% of our outstanding common stock, based on the closing price of our common stock of $1.89 per share and approximately 202.0 million shares outstanding on January 22, 2003. It is also possible that, as an alternative to the foregoing, we may renegotiate the terms of the Series D and E preferred stock with the holders. We cannot assure you that we will be successful in renegotiating the terms. Any renegotiations will likely result in terms less favorable to us than the current terms.

     Pending and future litigation could materially harm our business, operating results and financial condition

     Several lawsuits have been filed against us and our directors in recent years, including nine shareholder class action lawsuits filed between October 24, 1997 and March 2, 1998, and, more recently, six shareholder class action lawsuits filed between February 7, 2002 and April 9, 2002, as well as shareholder derivative actions filed in the State of New Hampshire on February 22, 2002 and in the State of Delaware on April 16, 2002. See “Part II, Item 1 - Legal Proceedings” of this quarterly report for a more detailed discussion of pending litigation. We may be required to pay significant damages as a result of these lawsuits. We are and may in the future be subject to other litigation arising in the normal course of our business or in connection with the recent restatement of our financial statements.

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

     We have experienced significant turnover of senior management and our current management team has been together for only a limited time, which could harm our business and operations

     In connection with the merger of Enterasys Subsidiary into us in August 2001, our management team was restructured to include several senior Enterasys Subsidiary executives. In April 2002, we announced the departure of several of these senior executives, including our President and Chief Executive Officer. In October 2002, our Vice President of Finance was promoted to the position of Chief Financial Officer. In December 2002, our President resigned upon the completion of his employment agreement with us, and our Chief Executive Officer assumed the position of President in addition to his role as Chief Executive Officer. Because of these recent changes and their recent recruitment, our current management team has not worked together for a significant length of time and may not be able to work together effectively to successfully develop and implement business strategies. In addition, as a result of these management changes, management will need to devote significant attention and resources to preserve and strengthen relationships with employees and customers. If our new management team is unable to develop successful business strategies, achieve our business objectives, or maintain positive relationships with employees and customers, our ability to grow our business and successfully meet operational challenges could be impaired.

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

     We maintain strategic investments in early stage, privately held technology companies to establish relationships that we believe may benefit us as we execute our business strategy, but these relationships may not prove helpful to us, and we could lose our entire investment in these companies

     We have made strategic investments in privately-held technology companies and value-added resellers, many of which are in the start-up or development stage. The benefits we expected to achieve by investing in these companies may not be realized. Moreover, investments in these companies are inherently risky as the technologies or products they have under development, or the services they propose to provide, are often in early stages of development and may never materialize. We may never realize any benefits or financial returns from these investments, and, if these companies are not successful, we could lose our entire investment. The concentration of our investments in a small number of related industries, primarily telecommunications, exposes our investments to increased risk, particularly if these industries continue to be adversely affected by the worldwide economic slowdown. At June 29, 2002, these investments totaled approximately $49.3 million. During the three-month and six month period ended June 29, 2002, we recorded impairment losses of $12.1 million and $12.6 million, respectively, relating to these investments.

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

     In addition, because our contract manufacturers produce our products based on forward-looking demand projections that we supply to them, we may be unable to respond quickly to sudden changes in demand. For example, following the events of September 11, 2001, we experienced a sudden drop in demand for our products and were unable to reduce the amount of product manufactured by our contract manufacturers in the short term, which were based on demand forecasts provided prior to the sudden change in demand. This contributed to a $72.9 million charge for inventory obsolescence in transition year 2001 of which $10.5 million was incurred in the second quarter of transition year 2001 and $20.3 million was incurred for the first six months of transition year 2001. With respect to sudden increases in demand, we may be unable to satisfy this demand with our products, thereby forfeiting revenue opportunities and damaging our customer relationships, and with respect to sudden decreases in demand, we may find ourselves with excess finished goods inventory, which could expose us to high manufacturing costs compared to our revenue in a financial quarter and increased risks of inventory obsolescence.

     Other Risks Related to our Business

     Our significant sales outside the United States subject us to increasing foreign political and economic risks, including foreign currency fluctuations

     Our sales to customers outside of North America accounted for approximately 38% and 41% of our revenue in the three and six months ended June 29, 2002, respectively, and 41% and 44% of our revenue in the three and six months ended September 1, 2001, respectively. We are seeking to expand our international presence by establishing arrangements with distribution partners as well as through strategic relationships in international markets. Consequently, we anticipate that sales outside of the United States will continue to account for a significant portion of our revenues in future periods.

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

     Interest Rate Sensitivity. We maintain an investment portfolio consisting partly of debt securities of various issuers, types and maturities. The securities that we classify as held-to-maturity are recorded on the balance sheet at amortized cost, which approximates market value. Unrealized gains or losses associated with these securities are not material. The securities that we classify as available-for-sale are recorded on the balance sheet at fair market value with unrealized gains or losses reported as part of accumulated other comprehensive income, net of tax as a component of stockholders’ equity. A hypothetical 10 percent increase in interest rates would not have a material impact on the fair market value of these securities at the June 29, 2002. We are able to hold our fixed income investments until maturity, and therefore we do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio, unless we are required to liquidate these securities earlier to satisfy immediate cash flow requirements.

     Foreign Currency Exchange Risk. Due to our global operating and financial activities, we are exposed to changes in foreign currency exchange rates. At June 29, 2002, we had net asset exposures to the Australian Dollar, Eurodollar, Japanese Yen and Brazilian Real and a net liability exposure to the British Pound. We do not expect our operating results or cash flows to be affected to any significant degree by foreign currency exchange rate fluctuations.

     To minimize the potential adverse impact of changes in foreign currency exchange rates, we, at times, have used foreign currency forward and option contracts to hedge the currency risk inherent in our global operations. We do not use financial instruments for trading or other speculative purposes, nor do we use leveraged financial instruments. Gains and losses on these contracts are largely offset by gains and losses on the underlying assets and liabilities. We had no foreign exchange forward or option contracts outstanding at June 29, 2002.

     Equity Price Risk. We maintain a small amount of investments in marketable equity securities of publicly-traded companies. As of June 29, 2002, these investments were considered available-for-sale with any unrealized gains or losses deferred as a component of stockholders’ equity. It is not customary for us to make investments in equity securities of publicly traded companies as part of our investment strategy. In the past, we have also made strategic equity and convertible debt investments in privately-held technology companies, many of which are in the start-up or development stage. Investments in these companies are highly illiquid and inherently risky as the technologies or products they have under development, or the services they propose to provide, are typically in early stages of development and may never materialize. If these companies are not successful, we could lose our entire investment. The concentration of our investments in a small number of related industries, primarily telecommunications, exposes our investments to increased risk, particularly if these industries continue to be adversely affected by the worldwide economic slowdown. At June 29,

2002, these investments totaled approximately $49.3 million. During the three and six months ended June 29, 2002, we recorded impairment losses of $12.2 million and $12.6 million, respectively, relating to these investments. While our operating results may be materially adversely affected by future reductions in the carrying value of these investments, we do not expect any material adverse impact in our cash flows.

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

     Securities Class Action in the District of Rhode Island. Between October 24, 1997 and March 2, 1998, nine shareholder class action lawsuits were filed against us and certain of our officers and directors in the United States District Court for the District of New Hampshire. By order dated March 3, 1998 these lawsuits, which are similar in material respects, were consolidated into one class action lawsuit, captioned In re Cabletron Systems, Inc. Securities Litigation (C.A. No. 97-542-SD). The case has been transferred to the District of Rhode Island. The complaint alleges that we and several of our officers and directors disseminated materially false and misleading information about our operations and acted in violation of Section 10(b) and Rule 10b-5 of the Exchange Act during the period between March 3, 1997 and December 2, 1997. The complaint further alleges that certain officers and directors profited from the dissemination of such misleading information by selling shares of our common stock during this period. The complaint does not specify the amount of damages sought on behalf of the class. In a ruling dated May 23, 2001, the district court dismissed this complaint with prejudice. The plaintiffs appealed that ruling to the First Circuit Court of Appeals, and, in a ruling issued on November 12, 2002, the Court of Appeals reversed and remanded the case to the District Court for further proceedings. On January 17, 2003, the defendants filed an answer denying all material allegations of the complaint. If plaintiffs prevail on the merits of the case, we could be required to pay substantial damages.

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

Item 2. Changes in Securities and Use of Proceeds

     In connection with the appointment of our Chief Executive Officer and our President to these positions upon their joining us in the second quarter of fiscal year 2002, our Board of Directors adopted our 2002 Stock Option Plan for Eligible Executives and authorized the issuance of up to 900,000 shares of our common stock thereunder. Concurrent with their respective appointments, an option to purchase up to 500,000 shares of our common stock at an exercise price of $1.34 per share was granted to our Chief Executive Officer and an option to purchase up to 400,000 shares of our common stock at an exercise price of $1.34 per share was granted to our President. The shares of our common stock underlying these options have not been registered with the SEC. The options were issued in reliance upon an exemption from the registration provisions of the Securities Act of 1933 set forth in Section 4(2) thereof as a transaction by an issuer not involving a public offering.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:
3.1	Certificate of Designations, Preferences and Rights for Series F Convertible Preferred Stock of the Registrant, incorporated by reference to Exhibit 4.2 to the Registrant’s current report on Form 8-K filed May 31, 2002.
4.1	Rights Agreement, dated May 28, 2002, between the Registrant and EquiServe Trust Company, N.A., as Rights Agent, incorporated by reference to Exhibit 4.1 to the Registrant’s current report on Form 8-K filed May 31, 2002.
4.2	Form of Rights Certificate, incorporated by reference to Exhibit 4.3 to the Registrant’s current report on Form 8-K filed May 31, 2002.
10.1	Employment Agreement, dated April 1, 2002, between the Registrant and William O’Brien.
10.2	Employment Agreement, dated May 1, 2002, between the Registrant and Yuda Doron.
10.3	Separation Agreement and Release, dated April 5, 2002, between the Registrant and Enrique Fiallo.
10.4	Separation Agreement and Release, dated May 7, 2002, between the Registrant and Jerry Shanahan.
10.5	Separation Agreement and Release, dated April 5, 2002, between the Registrant and James Riddle.
10.6	Separation Agreement and Release, dated April 12, 2002, between the Aprisma Management Technologies, Inc. and David Kirkpatrick.
10.7	2002 Amended and Restated Change-in-Control Severance Benefit Plan for Key Employees.
10.8	2002 Stock Option Plan for Eligible Executives.
10.9	1998 Equity Incentive Plan, as amended and restated.
99.1	Certification of William K. O’Brien under Section 906 of the Sarbanes-Oxley Act.
99.2	Certification of Richard S. Haak, Jr. under Section 906 of the Sarbanes-Oxley Act.
(b)	Reports on Form 8-K:

     For the quarter ended June 29, 2002, we filed the following reports on Form 8-K:

1.	April 4, 2002: On April 4, 2002, we filed a current report on Form 8-K, dated April 1, 2002, reporting under Item 5 that we announced on April 1, 2002 that the filing of our annual report on Form 10-K would be delayed due to the previously announced internal review and the need for our auditors, KPMG LLP, to complete additional audit procedures.

2.	April 15, 2002: On April 15, 2002, we filed a current report on Form 8-K, dated April 4, 2002, reporting under Item 5 that (i) on April 4, 2002 we appointed William K. O’Brien as interim Chief Executive Officer and Director and Yuda Doron as President, (ii) effective as of April 4, 2002, Enrique P. Fiallo resigned as Chairman, Chief Executive Officer and President, J.E. Riddle resigned as Vice Chairman and Executive Vice President of Worldwide Marketing, and Jerry Shanahan resigned as Chief Operating Officer, and (iii) on April 8, 2002, we announced that our workforce would be reduced by approximately 30% to approximately 1,700 employees, pursuant to our restructuring plan.

3.	May 31, 2002: On May 31, 2002, we filed a current report on Form 8-K, dated May 28, 2002, reporting under Item 5 that on April 26, 2002 our Board of Directors approved a dividend of one right (the “Rights”) to purchase one one-thousandth (1/1000th) of a share of our Series F Preferred Stock, par value $1.00 per share for each outstanding share of our common stock, which dividend was payable on June 25, 2002 to shareholders of record at the close of business on June 11, 2002.

4.	May 31, 2002: On May 31, 2002, we filed a current report on Form 8-K, dated May 17, 2002, reporting under Item 5 that on May 17, 2002 we provided an update on the current state of our business and a preliminary schedule for filing our financial statements. We also reported under Item 5 that we expected to reduce cash used in operations during the second quarter as compared to the first quarter and that we received a federal tax refund of approximately $75 million and expected to receive an additional refund of $35 million.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTERASYS NETWORKS, INC.

January 29, 2003	By:	/s/ WILLIAM K. O’BRIEN

Date		William K. O’Brien Chief Executive Officer and Director

ENTERASYS NETWORKS, INC.

January 29, 2003	By:	/s/ RICHARD S. HAAK, JR.

Date		Richard S. Haak, Jr. Chief Financial Officer (Principal Financial and Accounting Officer)

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

/s/ WILLIAM K. O’BRIEN

Date: January 29, 2003	William K. O’Brien

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

/s/ RICHARD S. HAAK, JR.

Richard S. Haak, Jr.
Date: January 29, 2003

EXHIBIT INDEX

3.1	Certificate of Designations, Preferences and Rights for Series F Convertible Preferred Stock of the Registrant, incorporated by reference to Exhibit 4.2 to the Registrant’s current report on Form 8-K filed May 31, 2002.
4.1	Rights Agreement, dated May 28, 2002, between the Registrant and EquiServe Trust Company, N.A., as Rights Agent, incorporated by reference to Exhibit 4.1 to the Registrant’s current report on Form 8-K filed May 31, 2002.
4.2.	Form of Rights Certificate, incorporated by reference to Exhibit 4.3 to the Registrant’s current report on Form 8-K filed May 31, 2002.
10.1	Employment Agreement, dated April 1, 2002, between the Registrant and William O’Brien.
10.2	Employment Agreement, dated May 1, 2002, between the Registrant and Yuda Doron.
10.3	Separation Agreement and Release, dated April 5, 2002, between the Registrant and Enrique Fiallo.
10.4.	Separation Agreement and Release, dated May 7, 2002, between the Registrant and Jerry Shanahan.
10.5	Separation Agreement and Release, dated April 5, 2002, between the Registrant and James Riddle.
10.6	Separation Agreement and Release, dated April 12, 2002, between the Aprisma Management Technologies, Inc. and David Kirkpatrick.
10.7	2002 Amended and Restated Change-in-Control Severance Benefit Plan for Key Employees
10.8	2002 Stock Option Plan for Eligible Executives.
10.9	1998 Equity Incentive Plan, as amended and restated.
99.1	Certification of William K. O’Brien under Section 906 of the Sarbanes-Oxley Act.
99.2	Certification of Richard S. Haak, Jr. under Section 906 of the Sarbanes-Oxley Act.