Form 10-Q
period 2002-09-28
ENTERASYS NETWORKS INC /DE/
filed 2003-02-26
CIK 846909

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 28, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]    No [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-2 in the Exchange Act) Yes [X]    No [  ]

     As of February 12, 2003, there were 201,966,247 shares of the Enterasys common stock, $0.01 par value, outstanding.

Explanatory Statement

     This quarterly report on Form 10-Q contains consolidated financial statements for the quarterly period ended September 29, 2001 which have previously been restated. On November 26, 2002, we filed our transition report on Form 10-K for the ten-month transition period ended December 29, 2001. The Form 10-K contained restated consolidated financial statements for the fiscal year ended March 3, 2001, the fiscal quarters within that fiscal year and the first three fiscal quarters within the ten-month transition period ended December 29, 2001. On January 16, 2003, we filed our quarterly report on Form 10-Q for the three months ended March 30, 2002, which contained restated consolidated financial statements for the three months ended June 2, 2001; and on January 30, 2003, we filed our quarterly report on Form 10-Q for the three months and six months ended June 29, 2002, which contained restated consolidated financial statements for the three and six months ended September 1, 2001.

PART I — FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

ENTERASYS NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 28,	December 29,	September 29,
	2002	2001	2001

(In thousands, except share and per share amounts)			(restated)
ASSETS
Current assets:
Cash and cash equivalents	$116,283	$114,800	$65,780
Marketable securities	63,423	47,532	67,981
Accounts receivable, net	47,473	67,698	101,750
Inventories, net	79,807	118,214	146,256
Income tax receivable	26,246	—	—
Prepaid expenses and other current assets	29,449	25,368	135,015
Current portion of notes receivable	1,000	15,000	14,152
Assets of discontinued operations	—	103,415	138,277

Total current assets	363,681	492,027	669,211
Long-term portion of notes receivable	—	—	7,125
Restricted cash, cash equivalents and marketable securities	31,878	27,882	26,063
Long-term marketable securities	69,619	63,920	83,806
Investments	46,279	63,684	105,418
Property, plant and equipment, net	47,928	56,924	63,012
Intangible assets, net	39,070	45,601	159,401

Total assets	$598,455	$750,038	$1,114,036

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,074	$74,764	$83,184
Accrued expenses	89,351	78,162	97,408
Deferred revenue	61,143	77,376	60,827
Customer advances and billings in excess of revenues	7,377	56,115	77,734
Income taxes payable	44,143	37,970	53,562
Liabilities of discontinued operations	—	33,316	41,301

Total current liabilities	233,088	357,703	414,016
Deferred income taxes	—	—	915

Total liabilities	233,088	357,703	414,931
Commitments and contingencies
Contingent redemption value of common stock put options	—	842	842
Redeemable convertible preferred stock, $1.00 par value; 65,000 shares of Series D and 25,000 shares of Series E were designated, issued and outstanding at September 28, 2002, December 29, 2001 and September 29, 2001 (aggregate liquidation preference of Series D and E at September 28, 2002, $70,618 and $27,164, respectively; at December 29, 2001, $68,542 and $26,356, respectively; and at September 29, 2001, $67,636 and $26,017, respectively)	93,315	61,789	74,390
Stockholders’ equity:
Undesignated preferred stock, $1.00 par value; authorized 1,859,000 shares; none outstanding	—	—	—
Common stock, $0.01 par value; authorized 450,000,000 shares; issued 204,940,728, 202,941,544 and 196,488,542 shares, respectively	2,050	2,029	1,965
Additional paid-in capital	1,176,001	1,141,089	1,117,346
Accumulated deficit	(844,796)	(748,199)	(429,865)
Unearned stock-based compensation	(264)	(2,802)	(3,841)
Treasury stock, at cost (3,053,201 common shares at September 28, 2002 and December 29, 2001 and 2,653,201 common shares at September 29, 2001)	(64,890)	(64,890)	(62,403)
Accumulated other comprehensive income	3,951	2,477	671

Total stockholders’ equity	272,052	329,704	623,873

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$598,455	$750,038	$1,114,036

See accompanying notes to consolidated financial statements.

ENTERASYS NETWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

			Nine months	Seven months
	Three months ended		ended	ended
	September 28,	September 29,	September 28,	September 29,
(In thousands, except per share amounts)	2002	2001	2002	2001

		(restated)		(restated)
Net revenue:
Product	$89,812	$23,859	$259,883	$159,337
Services	32,919	41,409	103,676	95,955

Total revenue	122,731	65,268	363,559	255,292

Cost of revenue:
Product	52,059	88,672	162,506	186,187
Services (a)	11,613	15,867	33,553	32,241

Total cost of revenue	63,672	104,539	196,059	218,428

Gross margin	59,059	(39,271)	167,500	36,864
Operating expenses:
Research and development (a)	19,696	24,128	64,988	52,257
Selling, general and administrative (a)	60,400	95,736	182,196	201,308
Amortization of intangible assets	2,177	8,731	6,531	22,511
Stock-based compensation	585	27,912	2,538	29,909
Special charges	10,735	34,765	30,974	34,765

Total operating expenses	93,593	191,272	287,227	340,750

Loss from operations	(34,534)	(230,543)	(119,727)	(303,886)
Interest income, net	2,144	4,779	6,201	13,324
Other income (expense), net	(6,113)	(33,498)	(37,774)	(13,286)

Loss from continuing operations before income taxes and cumulative effect of a change in accounting principle	(38,503)	(259,262)	(151,300)	(303,848)
Income tax benefit	(10,364)	(6,461)	(76,100)	(4,920)

Loss from continuing operations before cumulative effect of a change in accounting principle	(28,139)	(252,801)	(75,200)	(298,928)
Discontinued operations:
Operating loss (net of tax expense of $4,511 and $282, respectively)	—	(34,557)	—	(56,401)
Loss on disposal (net of tax benefit of $0)	—	(41,501)	(11,700)	(41,501)

Loss from discontinued operations	—	(76,058)	(11,700)	(97,902)
Cumulative effect of a change in accounting principle (net of tax expense of $4,950)	—	—	—	7,741

Net loss	(28,139)	(328,859)	(86,900)	(389,089)
Accretive dividend and accretion of discount on preferred shares	(3,325)	(3,110)	(9,697)	(7,208)

Net loss available to common shareholders	$(31,464)	$(331,969)	$(96,597)	$(396,297)

Basic and diluted loss per common share:
Loss from continuing operations available to common shareholders	$(0.16)	$(1.33)	$(0.42)	$(1.61)

Loss from discontinued operations	$—	$(0.40)	$(0.06)	$(0.51)

Cumulative effect of a change in accounting principle	$—	$—	$—	$0.04

Net loss available to common shareholders	$(0.16)	$(1.73)	$(0.48)	$(2.08)

Weighted average number of basic and diluted common shares outstanding	201,888	192,195	201,452	190,377

(a) Excludes non-cash, stock-based compensation expense as follows:
Cost of revenue:
Services	$—	$2,292	$—	$2,292

Total cost of revenue	—	2,292	—	2,292
Research and development	585	10,696	2,538	12,693
Selling, general and administrative	—	14,924	—	14,924

Total stock-based compensation	$585	$27,912	$2,538	$29,909

See accompanying notes to consolidated financial statements.

ENTERASYS NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months	Seven months
	ended	ended
(In thousands)	September 28, 2002	September 29, 2001

		(restated)
Cash flows from operating activities:
Net loss	$(86,900)	$(389,089)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss from discontinued operations	11,700	97,902
Depreciation and amortization	32,364	43,477
Provision for losses on accounts receivable	816	4,874
Provision for excess and obsolete inventory	322	42,341
Deferred income taxes	—	(12,117)
Stock-based compensation	2,538	29,909
Net realized gain on sale of securities	(935)	(58,309)
Gain on expiration of put options	(842)	—
Loss on investment write-downs	15,175	24,297
Unrealized loss on Riverstone stock derivative	21,829	11,707
Loss on disposals and impairment of property, plant and equipment	—	4,671
Changes in current assets and liabilities:
Accounts receivable	19,409	31,091
Inventories	38,085	(101,803)
Prepaid expenses and other assets	(4,082)	21,225
Accounts payable and accrued expenses	(42,569)	30,795
Customer advances and billings in excess of revenues	(48,738)	77,734
Deferred revenue	(16,233)	(27,615)
Income taxes payable, net	12,336	2,168

Net cash used in operating activities	(45,725)	(166,742)

Cash flows from investing activities:
Capital expenditures	(17,240)	(21,115)
Proceeds from sale of minority investments	3,907	—
Cash paid for minority investments	(1,677)	(22,000)
Purchase of available-for-sale securities	(99,151)	(221,746)
Sales/maturities of marketable securities	113,518	608,912
Net proceeds from sale of discontinued operations	7,568	—
Proceeds from sale of fixed assets	—	2,000

Net cash provided by investing activities	6,925	346,051

Cash flows from financing activities:
Cash flows related to discontinued operations	21,941	(192,609)
Common stock issued pursuant to employee stock purchase plans	820	4,395
Payments from notes receivable	14,000	1,723
Issuance of notes receivable	—	(13,000)
Proceeds from sale of put options	—	135
Repurchase of common stock	—	(5,924)
Proceeds from exercise of stock options and warrants	3,846	27,474

Net cash provided by (used in) financing activities	40,607	(177,806)

Effect of exchange rate changes on cash	(324)	(101)

Net increase in cash and cash equivalents	1,483	1,402
Cash and cash equivalents at beginning of period	114,800	64,378

Cash and cash equivalents at end of period	$116,283	$65,780

Supplemental disclosure of cash flow information:
Cash paid (refunds received) for income taxes, net	$(93,841)	$10,302
Non-cash transactions:
Accretive dividend and accretion of discount on preferred shares	$9,697	$7,208
Product and services exchanged for investments	$—	$11,012
Conversion of Series C preferred stock, options and warrants to common stock	$—	$35,545

See accompanying notes to consolidated financial statements.

ENTERASYS NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.     Basis of Presentation

     The accompanying unaudited consolidated financial statements of Enterasys Networks, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Article 2 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year. Certain prior period balances have been reclassified to conform to the current period presentation. The accompanying financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Transition Report on Form 10-K for the transition period ended December 29, 2001 filed with the SEC on November 26, 2002. The Company refers to the ten-month period ended December 29, 2001 as “transition year 2001.”

     As explained in more detail under the Summary of Restatement Adjustments table in Note 2, the statement of operations included in this quarterly report on Form 10-Q corrects and updates the Company’s restated results of operations for the third quarter of transition year 2001 as originally reported in Note 30 of its report on Form 10-K for transition year 2001.

     On September 28, 2001, the Company’s Board of Directors amended the by-laws to change the Company’s fiscal year-end from the Saturday closest to the last day in February of each year to the Saturday closest to the last day in December of each year. The Company implemented the change in fiscal year-end during its third quarter of transition year 2001. As a result, both the three months ended September 1, 2001 and September 29, 2001 include the results of operations for the months of July 2001 and August 2001. The consolidated results of operations for the duplicated months of July and August 2001 are summarized as follows: Net revenue of $142.4 million; gross margin of $62.8 million; loss from continuing operations available to common shareholders of $106.7 million; loss from discontinued operations of $73.8 million; and net loss available to common shareholders of $180.6 million. In addition, the accompanying consolidated financial statements and notes thereto include the three months and nine months ended September 28, 2002 and the three months and seven months ended September 29, 2001. Accordingly, the results of operations and cash flows for the nine months ended September 28, 2002 and the seven months ended September 29, 2001 are not comparable due to the change in the fiscal year. The Company has not included comparable nine-month financial information for the period ended September 29, 2001 because it was impracticable to do so due to certain inherent limitations in its interim monthly closing process and the complexity of the restatement of its transition year 2001 financial statements discussed in Note 2.

2.     Restatement

     On January 31, 2002, the Company discovered that a previously recognized $4.0 million sale in its Asia Pacific region did not qualify for revenue recognition during the period in which the Company had originally reported the revenue. Also on January 31, 2002, the Company learned that the SEC had opened a formal order of investigation into the financial accounting and reporting practices of the Company and its affiliates. In response to these developments, the Company’s Board of Directors formed a Special Committee to conduct an internal review into the Company’s financial accounting and reporting for the fiscal year ended March 3, 2001 and the ten-month transition period ended December 29, 2001. The Special Committee appointed the law firm of Ropes & Gray to conduct the internal review, and Ropes & Gray hired the forensic accounting group of Deloitte & Touche LLP to assist with the internal review. The Special Committee has completed the internal review, and the Company has restated its financial statements for the fiscal year ended March 3, 2001, the fiscal quarters within that fiscal year, and the first three fiscal quarters within the ten-month transition period ended December 29, 2001. The restatements are included in the Company’s Transition Report on Form 10-K filed with the SEC on November 26, 2002. The SEC investigation of the Company with respect to the Company’s accounting and reporting practices was settled in February 2003. Without admitting or denying any allegations, the Company consented to the entry of an administrative order pursuant to which it agreed to cease and desist from future violations of the Securities Exchange Act of 1934. In addition, the Company agreed to appoint, and did appoint in October 2002, an internal auditor reporting directly to the Audit Committee of the Board of Directors of the Company. No fines or civil penalties were imposed in connection with the settlement, and the settlement did not require any further changes to the Company’s historical financial statements.

     The principal adjustments to restate the financial statements for the three and seven months ended September 29, 2001 were as follows:

Sales/Investment Transactions

     The Company entered into a number of transactions in which it made an investment in a customer in exchange for cash and/or the Company’s products and services. The amounts originally recorded by the Company relating to a number of these transactions were in error. The Company reviewed all investment transactions and corrected the amount recorded for each transaction for which an error was noted. In making those corrections, the investment value and the amount of revenue recorded by the Company were determined based upon the nature of the transaction and fair value of the investment instrument received. When it was not appropriate to recognize revenue, the Company recorded the difference between the cost of the consideration given and the fair value of the investment received as other expense. The fair value of the investment in these instances was limited to the cost of the product given. For the three months ended September 29, 2001, these corrections resulted in a reduction to reported investments of $21.6 million, a reduction in revenue of $11.8 million and an increase in other expense, net, of $11.1 million. For the seven months ended September 29, 2001, these corrections resulted in a reduction to reported investments of $21.3 million, a reduction in revenue of $25.2 million and an increase in other expense, net, of $17.1 million.

Asia Pacific and Latin America Distributors

     As a result of the internal review, the Company determined that beginning in the fiscal year ended March 3, 2001 practices related to several distributor relationships in the Asia Pacific and Latin America regions were such that, with respect to sales to these distributors, the Company should not recognize revenue until the distributor has paid the Company. As a result of these findings, and in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” the Company restated sales to such distributors in these two regions to a cash basis methodology. This resulted in a reduction to reported revenue of $20.2 million and $27.9 million for the three and seven months ended September 29, 2001, respectively.

Pricing Allowances

     In the course of the internal review, the Company identified certain pricing allowances extended to customers that had not been recorded by the Company in the appropriate period. The impact of correcting these errors resulted in a reduction to reported revenue of $5.9 million and $7.9 million for the three and seven months ended September 29, 2001, respectively.

Return Rights

     The Company determined that sales reserves established to account for future product returns in certain cases did not properly take into consideration all relevant information available at the time the estimates were made; and as a result, the Company has adjusted reserves for certain periods. The impact of correcting for these errors resulted in an increase to reported revenue of $4.4 million and $4.9 million for the three and seven months ended September 29, 2001, respectively.

Other Revenue Corrections

     The Company determined that other increases to revenue for the three months ended September 29, 2001 were required to correct previously reported amounts including $10.6 million related to a deferral of revenue in the prior quarter due to premature recognition of intermediary shipments as revenue and $4.6 million related to the deferral of revenue associated with uncertain collectibility. In addition, during the three months ended September 29, 2001, the Company recorded decreases to revenue of $4.5 million related to premature recognition of revenue associated with incomplete integration projects and software arrangements, barter transactions of $0.3 million and other miscellaneous transactions aggregating $3.9 million. For the seven months ended September 29, 2001 other reductions to revenue to correct previously reported amounts included premature recognition of revenue associated with incomplete integration projects and software arrangements aggregating $4.7 million, barter transactions of $3.4 million, deferral of revenue associated with uncertain collectibility of $6.0 million and other miscellaneous transactions aggregating $7.8 million. During the seven months ended September 29, 2001, the Company recorded an increase to revenue of $4.0 million related to the deferral of revenue from prior periods due to the premature recognition of intermediary shipments as revenue.

Cost of Revenues

     Cost of revenues increased by $0.3 million and decreased by $20.5 million in the three and seven months ended September 29, 2001, respectively, primarily as a result of the foregoing adjustments to revenue.

Operating Expenses

     Operating expenses decreased by $1.3 million and $2.4 million in the three and seven months ended September 29, 2001, respectively, primarily as a result of expenses not properly recorded in Latin America and improper recognition of cooperative marketing expenses.

Other income (expense), net

     Other income increased by $2.3 million and $16.3 million for the three and seven months ended September 29, 2001, respectively, primarily as a result of a reversal of previously recorded impairment charges due to a reduction in fair value of the reported investments as a result of the restatements discussed above.

Income Taxes

     The restatements discussed above resulted in a decrease in the tax benefit of $2.2 million for the three months ended September 29, 2001, and an increase in the tax benefit of $5.4 million for the seven months ended September 29, 2001.

Discontinued Operations

     The loss from discontinued operations increased by $21.0 million and $23.5 million in the three and seven months ended September 29, 2001, respectively, primarily due to sales/investment transactions and return rights.

Balance Sheet

     The balance sheet impact at September 29, 2001 of correcting the revenue items discussed above decreased accounts receivable by $22.9 million, increased inventory by $18.5 million and decreased investments by $47.9 million. Other balance sheet corrections included an $11.4 million decrease in cash and cash equivalents and a $45.3 million increase in accounts payable to properly record outstanding checks and to record deposits in transit, a $4.1 million increase in intangible assets, a $5.3 million increase in accrued expenses to correct product credits, a $9.2 million increase in deferred revenue and a $6.1 million decrease in prepaid expenses and other current assets primarily as a result of the foregoing adjustments to revenue and cost of revenue.

Cash Flow

     The restatements discussed above account for substantially all of the changes to the consolidated statement of cash flows for the seven months ended September 29, 2001.

Summary of Restatement Adjustments

     The following table outlines the effect of the restatement adjustments on the three and seven months ended September 29, 2001 as well as the reclassifications of marketing development expenses as discussed in Note 3:

	Consolidated Statement of Operations

	Three months ended September 29, 2001

	As originally
	reported	Reclassifications	Restatements*	As restated*

(In thousands)
Net revenue	$105,535	$(13,311)	$(26,956)	$65,268
Gross margin	$(15,604)	$3,598	$(27,265)	$(39,271)
Loss from continuing operations available to common shareholders	$(218,978)	$—	$(36,933)	$(255,911)
Loss from discontinued operations	$(55,101)	$—	$(20,957)	$(76,058)
Net loss available to common shareholders	$(274,079)	$—	$(57,890)	$(331,969)
Basic and diluted loss per common share:
Loss from continuing operations available to common shareholders	$(1.14)	$—	$(0.19)	$(1.33)
Loss from discontinued operations	$(0.29)	$—	$(0.11)	$(0.40)
Net loss available to common shareholders	$(1.43)	$—	$(0.30)	$(1.73)

     *The restated results of operations for the three months ended September 29, 2001 above differ from the restated results of operations as originally reported in Footnote 30, “Quarterly Financial Data,” of the Company’s Transition Report on Form 10-K for the transition period ended December 29, 2001. The restated amounts as originally reported for the three months ended September 29, 2001 did not include the restatement adjustments for the months of July and August 2001, as well as adjustments for the September 2001 activity of Aprisma. This presentation results from the change in the fiscal year as described in Note 1. These changes did not impact the previously reported results of operations for the first and second quarters of transition year 2001 or for the transition year 2001.

	Consolidated Statement of Operations

	Seven months ended September 29, 2001

	As originally
	reported	Reclassifications	Restatements	As restated

(In thousands)
Net revenue	$345,665	$(16,237)	$(74,136)	$255,292
Gross margin	$84,684	$5,803	$(53,623)	$36,864
Loss from continuing operations available to common shareholders	$(259,049)	$—	$(47,087)	$(306,136)
Loss from discontinued operations	$(74,402)	$—	$(23,500)	$(97,902)
Net loss available to common shareholders	$(325,709)	$—	$(70,588)	$(396,297)
Basic and diluted income loss per common share:
Loss from continuing operations available to common shareholders	$(1.36)	$—	$(0.25)	$(1.61)
Loss from discontinued operations	$(0.39)	$—	$(0.12)	$(0.51)
Net loss available to common shareholders	$(1.71)	$—	$(0.37)	$(2.08)

	Consolidated Balance Sheet

	September 29, 2001

	As originally
	reported	Reclassifications	Restatements	As restated

(In thousands)
Assets of continuing operations	$963,442	$77,734	$(65,417)	$975,759
Assets of discontinued operations	99,355	40,471	(1,549)	138,277

Total assets	$1,062,797	$118,205	$(66,966)	$1,114,036
Liabilities of continuing operations	$235,818	$77,734	$60,078	$373,630
Liabilities of discontinued operations	—	40,471	830	41,301

Total liabilities	$235,818	$118,205	$60,908	$414,931
Total stockholders’ equity	$751,747	$—	$(127,874)	$623,873

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

New Accounting Pronouncements

     Effective December 30, 2001, the Company adopted the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products,” which requires among other things, that payments made to resellers by the Company for cooperative advertising, buy-downs and similar arrangements should be classified as reductions to net sales or an increase in selling expenses, depending upon the application of the funds by the customer. As a result, the financial statement presentation for the three and nine months ended September 28, 2002 conforms to the requirements of EITF No. 00-25, and the amounts for the three and seven months ended September 29, 2001 have been reclassified to comply with the guidelines of the consensus. The reclassification for the three and seven months ended September 29, 2001 resulted in a reduction of net revenue of $13.3 million and $16.2 million, respectively, a reduction of cost of revenue of $16.9 million and $22.0 million, respectively, and an increase in selling, general and administrative expenses of $3.6 million and $5.8 million, respectively. The above reclassification had no impact on net loss or loss per share.

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

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145, among other things, rescinds SFAS No. 4, which required all gains and losses from the extinguishment of debt to be classified as an extraordinary item and amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This statement is effective for fiscal years beginning May 15, 2002 or later. The Company does not expect this statement will have an impact on its consolidated financial statements.

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

     In January 2003, the FASB issued Interpretation No. 45 (“FIN No. 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which introduces the concept of two different obligations related to the issuance of a guarantee: (1) the contingent obligation to make future payments under the conditions of the guarantee and (2) the non-contingent obligation to stand ready to perform (stand-ready obligation). FIN No. 45 addresses the accounting for the stand-ready obligation under the guarantee, while SFAS No. 5, “Accounting for Contingencies,” addresses the recognition and measurement of the contingent obligation. A guarantor is required to recognize a liability with respect to its stand-ready obligation under the guarantee even if the probability of future payments under the conditions of a guarantee is remote. The initial liability will be measured as the fair value of the stand-ready obligation. FIN No. 45 excludes certain guarantees from its scope while others are subject to disclosure only. The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002. The initial recognition and measurement provisions are effective for all guarantees within the scope of FIN No. 45 issued or modified after December 31, 2002. Adoption of FIN No. 45 as of December 29, 2002 is not expected to have a material effect on the Company’s financial statements.

     In January 2003, the FASB issued FIN No. No. 46 (“FIN No. 46”), which is an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” and addresses consolidation by business enterprises of variable interest entities. FIN No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN No. 46 applies to public enterprises as of the beginning of the applicable interim or annual period. The Company does not expect that the adoption of FIN No. 46 will have a material effect on its consolidated financial statements.

     In January 2003, the FASB issued SFAS No. 148, “Accounting for Stock-based Compensation—Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for enterprises that elect to change to the SFAS No. 123 fair value method of accounting for stock-based employee compensation. SFAS No. 148 will permit two additional transition methods for entities that adopt the preferable SFAS No. 123 fair value method of accounting for stock-based employee compensation. Both of those methods avoid the ramp-up effect arising from prospective application of the fair value method under the existing transition provisions of SFAS No. 123. In addition, under the provisions of SFAS No. 148, the original SFAS No. 123 prospective method of transition for changes to the fair value method will no longer be permitted in fiscal periods beginning after December 15, 2003. SFAS No.148 also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The disclosures to be provided in annual financial statements will be required for fiscal years ended after December 15, 2002, and the disclosures to be provided in interim financial reports will be required for interim periods begun after December 15, 2002.

4.     Discontinued Operations

     In February 2000, Cabletron Systems, Inc. (“Cabletron”) transferred substantially all of its operating assets and liabilities to four operating subsidiaries, Enterasys Networks, Inc. (“Enterasys Subsidiary”), Riverstone Networks, Inc. (“Riverstone”), Aprisma Management Technologies, Inc. (“Aprisma”), and GlobalNetwork Technology Services, Inc. (“GNTS”). In July 2001, the operations of GNTS were discontinued through the acquisition of a portion of GNTS by a third party, the assumption of certain contracts and employees of GNTS by Enterasys Subsidiary and Aprisma, and the discontinuance of the remaining business operations of GNTS. Following the initial public offering of a portion of Riverstone’s common stock in February 2001, Cabletron distributed its holdings of Riverstone’s common stock to Cabletron’s stockholders in a spin-off transaction on August 6, 2001. Also on August 6, 2001, Enterasys Subsidiary was merged with and into Cabletron and the name of the surviving corporation was changed to “Enterasys Networks, Inc.” During the first quarter of fiscal year 2002, the Company recorded an additional charge of $11.7 million due to a change in estimate of the loss on disposal of Aprisma. On August 9, 2002, the Company completed the sale of Aprisma to a third party for proceeds, net of expenses, of approximately $7.6 million. The consolidated financial statements present Aprisma as discontinued operations for all applicable periods presented and GNTS and Riverstone as discontinued operations for the three and seven months ended September 29, 2001.

     The Company’s discontinued operations for the three and seven months ended September 29, 2001, included sales to customers in which the Company had investments in debt and equity securities accounted for under the cost method of accounting. These revenues are disclosed separately in the following table as “Revenue from related parties — minority investees.” The following revenue is recorded in the consolidated statements of operations in loss from discontinued operations:

	Three months ended	Seven months ended
	September 29, 2001	September 29, 2001

(In thousands)	(restated)	(restated)
Revenue (trade) from discontinued operations	$17,217	$76,564
Intercompany revenue — Enterasys, Aprisma, GNTS and Riverstone	6,138	11,836
Revenue from related parties — minority investees	2,367	21,624

Subtotal	25,722	110,024
Eliminations	(6,138)	(11,836)

Total revenue from discontinued operations	$19,584	$98,188

5.     Segment Information

     As a result of the Company’s decision to discontinue or dispose of the operations of Riverstone, GNTS and Aprisma, the Company operates its business as one segment, which is the business of developing, marketing and supporting comprehensive network solutions.

Net revenue by geography is as follows:

	Three months ended				Nine months ended		Seven months ended
	September 28, 2002		September 29, 2001		September 28, 2002		September 29, 2001

	Revenue	Percent	Revenue	Percent	Revenue	Percent	Revenue	Percent

($ in thousands)			(restated)	(restated)			(restated)	(restated)
North America	$68,465	55.8%	$3,844	5.9%	$211,560	58.2%	$116,439	45.6%
Europe, Middle East and Africa	35,067	28.6%	46,430	71.1%	104,963	28.9%	90,919	35.6%
Asia Pacific	11,228	9.1%	11,236	17.2%	22,916	6.3%	32,425	12.7%
Latin America	7,971	6.5%	3,758	5.8%	24,120	6.6%	15,509	6.1%

Total net revenue	$122,731	100.0%	$65,268	100.0%	$363,559	100.0%	$255,292	100.0%

6.     Accounts Receivable

     Accounts receivable are summarized as follows:

	September 28,	December 29,
(In thousands)	2002	2001

Gross accounts receivable	$90,218	$125,617
Less: Deferred revenue on shipments to stocking distributors	(24,300)	(25,350)
Allowance for doubtful accounts	(18,445)	(32,569)

Accounts receivable, net	$47,473	$67,698

     Beginning in September 2001, the Company deferred revenue on product shipments to certain stocking distributors until those distributors sold the product to their customer. At September 28, 2002 and December 29, 2001, $28.4 million and $68.9 million, respectively, of product shipments had been billed and deferred, of which $24.3 million and $25.4 million, respectively, are reflected as a reduction to accounts receivable and $4.1 million and $43.5 million, respectively, have been collected (or credited) and are included in customer advances and billings in excess of revenues.

7.     Inventories, net

     Inventories, net, consisted of the following:

	September 28,	December 29,
(In thousands)	2002	2001

Raw materials	$9,982	$8,130
Finished goods	69,825	110,084

Inventories, net	$79,807	$118,214

     Finished goods at September 28, 2002 and December 29, 2001 included $8.8 million and $21.2 million, respectively, of inventory held by certain distributors as a result of the Company’s decision in September 2001 to recognize revenue from certain distributors when those distributors ship the Company’s product to their customers and $9.0 million and $22.6 million, respectively, of inventory relating to sales on which the Company does not recognize revenue until the distributor has paid the Company for the inventory.

8.     Income Taxes

     The Company established an income tax receivable during the first quarter of fiscal year 2002 for $119.1 million to reflect the refunds anticipated as a result of the Job Creation and Workers Assistance Act of 2002. The receivable was comprised of the realization of tax benefits of approximately $88.9 million and an increase to additional paid-in capital of approximately $30.2 million, which was attributable to the exercise of employee stock options. The Company received net tax refunds during the second and third quarters of fiscal year 2002 of approximately $102.2 million and also realized additional domestic tax benefits of approximately $9.3 million. As of September 28, 2002, the Company had an income tax receivable of $26.2 million.

     During the third quarter of fiscal year 2002, the Company made a payment of $12.2 million related to a settlement on the 1994 through 1996 federal income tax audits. Management believes that income taxes payable includes an adequate provision for any adjustments that may result from tax examinations.

9.     Goodwill and Intangible Assets

     On December 30, 2001, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 required the Company to discontinue amortizing goodwill as of the beginning of the fiscal year 2002. Existing and future acquired goodwill will be subject to impairment tests annually using a fair-value-based approach. All other intangible assets will continue to be amortized over their estimated useful lives and assessed for impairment under SFAS No. 144, “Accounting for the Impairment and Disposal of Long-lived Assets.” The Company has designated the end of the third quarter of the fiscal year as the date of the annual test. During the second quarter of fiscal year 2002, in conjunction with the implementation of SFAS 142, the Company completed the transition impairment review and found no impairment of recorded goodwill at December 30, 2001. At the end of the third quarter of fiscal year 2002, the Company completed its annual impairment review and found no impairment of recorded goodwill at September 28, 2002.

     In addition to the annual impairment test, SFAS No. 142 also requires the Company to perform an impairment test if an event or circumstances indicate that it is more likely than not that an impairment loss has occurred. The Company considered its significant workforce reduction in April 2002 to be such an event. During the second quarter of fiscal year 2002, the Company completed an impairment test for this event and found no impairment of recorded goodwill at June 29, 2002.

     Goodwill at September 28, 2002 and December 29, 2001 was $15,129.

     A reconciliation of net income and earnings per share adjusted for the discontinuation of the amortization of goodwill, net of the related income tax effect, is as follows:

			Nine months	Seven months
	Three months ended		ended	ended
	September 28, 2002	September 29, 2001	September 28, 2002	September 29, 2001

		(restated)		(restated)
(In thousands, except per share amounts)
Net loss available to common shareholders	$(31,464)	$(331,969)	$(96,597)	$(396,297)
Add back: Goodwill amortization expense	—	7,483	—	17,536

Adjusted net loss available to common shareholders	$(31,464)	$(324,486)	$(96,597)	$(378,761)

Basic and diluted loss per share:
Net loss available to common shareholders	$(0.16)	$(1.73)	$(0.48)	$(2.08)
Add back: Goodwill amortization expense	—	0.04	—	0.09

Adjusted net loss available to common shareholders	$(0.16)	$(1.69)	$(0.48)	$(1.99)

     The table below presents gross amortizable intangible assets and the related accumulated amortization at September 28, 2002:

	Gross		Net carrying
	carrying	Accumulated	value of
(In thousands)	amount	amortization	intangible assets

Customer relations	$28,600	$18,472	$10,128
Patents and technology	32,200	18,387	13,813

Total	$60,800	$36,859	$23,941

     Based on intangible assets recorded at September 28, 2002, the estimated amortization expense is $6.0 million for fiscal year 2003, $5.7 million for fiscal years 2004 and 2005, $3.0 million for fiscal year 2006, and $0.3 million for fiscal year 2007.

10.     Accrued Expenses

     Accrued expenses consisted of the following:

	September 28,	December 29,
(In thousands)	2002	2001

Salaries and benefits	$29,505	$31,525
Accrued restructuring charges	12,127	6,182
Accrued legal and audit costs	13,986	6,721
Accrued marketing development obligations	11,333	15,073
Accrued liability on lease guarantees	6,439	7,100
Accrued loss on disposal of Aprisma	—	1,281
Other	15,961	10,280

Total accrued expenses	$89,351	$78,162

11.     Special Charges

     During the third quarter of fiscal year 2002, the Company recorded a special charge of $10.7 million related to restructuring costs, which consisted of exit costs of $5.1 million related to the closure or reduction in size of seven facilities and employee severance costs of $5.6 million. The employee severance costs were associated with the reduction of approximately 130 individuals or 8% of the Company’s global workforce.

     During the second quarter of fiscal year 2002, the Company recorded a special charge of $20.2 million related to restructuring costs. These restructuring costs consisted of employee severance costs associated with the reduction of approximately 600 individuals or 26% of the Company’s global workforce. The reduction in the global workforce involved most functions within the Company.

     During the fourth quarter of the transition year 2001, the Company recorded a special charge of $12.4 million related to restructuring costs. These restructuring costs consisted of employee severance costs associated with the reduction of approximately 400 individuals from the Company’s global workforce. The reduction in the global workforce involved principally sales, engineering and administrative personnel and also included targeted reductions impacting most functions within the Company.

     During August 2001, the Company recorded a special charge of $34.8 million. Included in the special charge was $24.5 million related to the transformation of Cabletron’s business. The transformation-related charges included investment banking, legal and accounting fees associated with the establishment of the Enterasys Subsidiary, Riverstone, Aprisma and GNTS as stand-alone entities and the Riverstone spin-off. Also included in the special charge was $10.3 million of restructuring costs related to the reduction of the Company’s expense structure. These charges reflected a write-down of $2.2 million for a vacant office building in Rochester, NH to its estimated fair value of $1.5 million, exit costs of $2.6 million associated with the planned closure of eight sales offices worldwide and executive severance costs of $5.5 million.

     The following table summarizes accrued restructuring activity:

	Severance	Facility exit
(In thousands)	Benefits	costs	Total

Q2 of transition year 2001 restructuring charges	$5,471	$2,663	$8,134
Q4 of transition year 2001 restructuring charges	12,403	—	12,403
Transition year 2001 cash payments	(13,922)	(433)	(14,355)

Balance, December 29, 2001	3,952	2,230	6,182
Q1 reclassification	(572)	572	—
Q1 cash payments	(2,086)	(595)	(2,681)

Balance, March 30, 2002	1,294	2,207	3,501
Q2 restructuring charge	20,239	—	20,239
Q2 cash payments	(16,169)	(336)	(16,505)

Balance, June 29, 2002	5,364	1,871	7,235
Q3 restructuring charge	5,646	5,089	10,735
Q3 cash payments	(4,536)	(1,307)	(5,843)

Balance, September 28, 2002	$6,474	$5,653	$12,127

     The majority of remaining accrued severance costs of $6.5 million as of September 28, 2002 will be paid out during the fourth quarter of fiscal year 2002; and the remaining accrued exit costs of $5.7 million which consists of long-term lease commitments will be paid out over the next several years.

12.     Other Income (Expense), Net

     The following schedule reflects the components of other income (expense), net:

			Nine months	Seven months
	Three months ended		ended	ended
	September 28,	September 29,	September 28,	September 29,
	2002	2001	2002	2001

(In thousands)		(restated)		(restated)
Impairment of investments	$(2,619)	$(3,844)	$(15,175)	$(24,297)
Loss on exchange of products for investments	—	(11,077)	—	(17,086)
Recognition of deferred gain on Efficient investment	—	—	—	46,778
Unrealized loss on Riverstone stock derivative	(3,365)	(11,707)	(21,829)	(11,707)
Net gain on sale of available for sale securities	117	1,869	935	2,703
Gain on expiration of common stock put options	—	—	842	—
Other than temporary decline in available-for-sale securities	—	(1,712)	—	(1,712)
Other	(246)	(7,027)	(2,547)	(7,965)

Total other income (expense), net	$(6,113)	$(33,498)	$(37,774)	$(13,286)

     The Company reviews its minority investments in debt and equity securities of primarily privately held companies for potential impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Impairments in carrying value are based on investee-specific events including declines in the investees’ stock price in new rounds of financing, market capitalization relative to book value, deteriorating financial condition or results of operations and bankruptcy or insolvency. The Company recorded in other income (expense), net, impairments of investments of $2.6 million and $15.2 million for the three and nine months ended September 28, 2002, respectively, and $3.8 million and $24.3 million for the three and seven months ended September 29, 2001, respectively.

     During transition year 2001, the Company entered into a number of transactions in which it made an investment in a customer in exchange for cash and/or its products and services. In certain of these transactions the Company recorded the difference between the cost of the consideration given and the fair value of the investment received as other expense. These transactions resulted in other expense of $11.1 million and $17.1 million for the three and seven months ended September 29, 2001, respectively.

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

     The Company’s convertible preferred stock redemption liability is offset by the value of 1.3 million shares of Riverstone stock received by the holders of the redeemable convertible preferred stock in connection with the Riverstone spin off in August 2001. The value of the Riverstone shares decreased by $3.4 million and $21.8 million, for the three and nine months ended September 28, 2002, respectively, and decreased by $11.7 million for the three and seven months ended September 29, 2001. The associated increase in the Company’s redemption liability was recorded as other expense.

13.     Comprehensive Income (Loss)

     The Company’s total comprehensive loss, net of tax, was as follows:

			Nine months	Seven months
	Three months ended		ended	ended
	September 28, 2002	September 29, 2001	September 28, 2002	September 29, 2001

(In thousands)		(restated)		(restated)
Net loss	$(28,139)	$(328,859)	$(86,900)	$(389,089)
Other comprehensive income (loss):
Unrealized gain on available-for-sale securities	18	889	1,342	3,503
Foreign currency translation adjustment	(1,394)	556	(324)	(101)
Reclassification adjustment for gains (losses) on available-for-sale securities included in net loss	—	(849)	456	(2,107)

Total comprehensive loss	$(29,515)	$(328,263)	$(85,426)	$(387,794)

14.     Income (Loss) Per Share

     Basic and diluted net loss per common share is computed using the weighted average number of common shares outstanding. Options to purchase 30.5 million and 45.3 million shares of common stock were outstanding at September 28, 2002 and September 29, 2001, respectively, and 7.4 million warrants to purchase shares of the Company’s common stock were outstanding at September 28, 2002 and September 29, 2001 but were not included in the computation of diluted net loss per share since the effect was anti-dilutive.

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

16.     Commitments and Contingencies

Legal Proceedings

     In the normal course of the Company’s business, it is subject to proceedings, litigation and other claims. Litigation in general, and securities and intellectual property litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of litigation are difficult to predict. The uncertainty associated with these and other unresolved or threatened legal actions could adversely affect the Company’s relationships with existing customers and impair the Company’s ability to attract new customers. In addition, the defense of these actions may result in the diversion of management’s resources from the operation of the Company’s business, which could impede the Company’s ability to achieve the Company’s business objectives. The unfavorable resolution of any specific action could materially harm the Company’s business, operating results and financial condition, and could cause the price of the Company’s common stock to decline significantly.

     Described below are material legal proceedings in which the Company is involved:

     Securities Class Action in the District of Rhode Island. Between October 24, 1997 and March 2, 1998, nine shareholder class action lawsuits were filed against the Company and certain of its officers and directors in the United States District Court for the District of New Hampshire. By order dated March 3, 1998, these lawsuits, which are similar in material respects, were consolidated into one class action lawsuit, captioned In re Cabletron Systems, Inc. Securities Litigation (C.A. No. 97-542-SD). The case has been transferred to the District of Rhode Island. The complaint alleges that the Company and several of its officers and directors disseminated materially false and misleading information about the Company’s operations and acted in violation of Section 10(b) and March 3, 1997 and December 2, 1997. The complaint further alleges that certain officers and directors profited from the dissemination of such misleading information by selling shares of the Company’s common stock during this period. The complaint does not specify the amount of damages sought on behalf of the class. In a ruling dated May 23, 2001, the District Court dismissed this complaint with prejudice. The plaintiffs appealed that ruling to the First Circuit Court of Appeals, and, in a ruling issued on November 12, 2002, the Court of Appeals reversed and remanded the case to the District Court for further proceedings. On January 17, 2003, the defendants filed an answer denying all material allegations of the complaint. If the plaintiffs prevail on the merits of this case, we could be required to pay substantial damages.

     Securities Class Action in the District of New Hampshire. Between February 7 and April 9, 2002, six class action lawsuits were filed in the United States District Court for the District of New Hampshire. Defendants are us, our former chairman and chief executive officer Enrique Fiallo and our former chief financial officer Robert Gagalis. By orders dated August 2, 2002 and September 25, 2002, these lawsuits, which are similar in material respects were consolidated into one class action lawsuit, captioned In re Enterasys Networks, Inc. Securities Litigation (C.A. No. 02-CV-71). On December 9, 2002, the plaintiffs filed an amended consolidated complaint, adding two additional defendants, Piyush Patel, former chief executive officer of Cabletron Systems, Inc. (“Cabletron”) and David Kirkpatrick, former chief financial officer of Cabletron. The amended complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 there under. Specifically, plaintiffs allege that during periods spanning from June 28, 2000 and August 3, 2001 and in the period between August 6, 2001 and February 1, 2002 (together the “Class Period”), defendants issued materially false and misleading financial statements and press releases that overstated the Company’s revenues, income, and cash, and understated our net losses, because we purportedly recognized revenue in violation of Generally Accepted Accounting Principles (“GAAP”) and the Company’s own accounting policies in connection with various sales and/or investment transactions. The complaints seek unspecified compensatory damages in favor of the plaintiffs and the other members of the purported class against all of the defendants, jointly and severally as well as fees, costs and interest and unspecified equitable relief. On February 10, 2003, the Company filed a motion to dismiss the amended complaint. If plaintiffs prevail on the merits of the case, the Company could be required to pay substantial damages.

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

     Securities and Exchange Commission Investigation. After the close of business on January 31, 2002, the Securities and Exchange Commission, or SEC, notified the Company that it had commenced a “Formal Order of Private Investigation” into the Company’s financial accounting and reporting practices. The Company cooperated fully with the SEC during the investigation. In February 2003, the Company settled the SEC investigation of the Company with respect to the Company’s accounting and reporting practices. Without admitting or denying any allegations, the Company consented to the entry of an administrative order pursuant to which it agreed to cease and desist from future violations of the Securities Exchange Act of 1934. In addition, the Company agreed to appoint, and did appoint in October 2002, an internal auditor reporting directly to the Audit Committee of the Board of Directors of the Company. No fines or civil penalties were imposed in connection with the settlement, and the settlement did not require any further changes to the Company's historical financial statements.

     Other. In addition, the Company is involved in various other legal proceedings and claims arising in the ordinary course of business. Management believes that the disposition of these additional matters, individually or in the aggregate, is not expected to have a materially adverse effect on the financial condition or results of operations of the Company.

Other

     During fiscal year 2002, the Company incurred legal and forensic accounting fees of approximately $21 million for services rendered in connection with the SEC investigation into the Company’s financial accounting and reporting practices, the subsequent restatement of the Company’s fiscal year 2001 and transition year 2001 financial statements, and the various shareholder lawsuits discussed above. The Company has not received a determination as to whether and to what extent costs incurred to date are reimbursable under its insurance coverage. These costs are expensed to operating expenses as they are incurred. Costs incurred in the three and nine months ended September 28, 2002 were $6.7 million and $16.9 million, respectively.

     On February 21, 2003, the holders of the Company’s Series D and E preferred stock notified the Company of their intention to exercise their right to redeem these shares effective as of February 23, 2003. While the Company continues to discuss the possibility of the preferred stockholders retaining an investment in the Company, it expects to redeem these shares within 30 days from February 23, 2003 for approximately $99.5 million in cash, less the proceeds from the sale of the approximately 1.3 million shares of Riverstone stock distributed to them in connection with the Company’s spin-off of Riverstone.

     The Company committed to make up to $20 million of additional capital contributions to a venture capital fund in which it is already an investor. In the event of future capital calls, the Company could be required to fund some or all of this commitment. If the Company fails to make a required contribution, then the Company’s existing investment with a carrying value of $3.4 million at September 28, 2002 would be significantly diluted. The fund has not indicated that it expects to issue a material capital call in the near future.

17.     Related Party Transactions

Investments

     The Company has minority investments in debt and equity securities of certain companies. The Company does not have a controlling interest in these entities. In certain instances during the three and seven months ended September 29, 2001, the Company recorded revenue from transactions where it received equity instruments in exchange for products sold. Revenue recognized from investee transactions was as follows:

	Three months ended		Nine months	Seven months
			ended	ended
	September 28,2002	September 29, 2001	September 28, 2002	September 29, 2001

(In thousands)		(restated)		(restated)
Revenue recognized in connection with investment transactions	$—	$1,397	$—	$4,647
Revenue recognized from other sales to investee companies	2,785	26,290	8,242	34,764

Total revenue recognized from investee transactions	$2,785	$27,687	$8,242	$39,411

Consulting Arrangements

     In connection with the senior management resignations in September 2001, the Company entered into consulting arrangements with two former members of senior management to provide strategic advice and assistance to the Company for a period of one year. The Company paid consulting fees under these arrangements of $0.04 million and $0.16 million in the three and nine months ended September 28, 2002, respectively. These arrangements ended in September 2002.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     You should read the following discussion in conjunction with the section below titled “Cautionary Statements,” our consolidated financial statements and related notes, and other financial information appearing elsewhere in this report on Form 10-Q. We caution you that any statements contained in this report which are not strictly historical statements constitute forward-looking statements. Such statements include, but are not limited to, statements reflecting management’s expectations regarding our future financial performance; strategic relationships and market opportunities; and our other business and marketing strategies and objectives. These statements may be identified with such words as “we expect”, “we believe”, “we anticipate”, or similar indications of future Rule 10b-5 of the Exchange Act during the period between expectations. These statements are neither promises nor guarantees, and involve risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. Such risks and uncertainties include, among other things, the factors discussed below under “Cautionary Statements” and elsewhere in this report. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date hereof. We expressly disclaim any obligation to publicly update or revise any such statements to reflect any change in these forward-looking statements, or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

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

Restatement

     We previously restated our financial statements for the fiscal year ended March 3, 2001, the fiscal quarters within that fiscal year, and the first three fiscal quarters within the ten-month transition period ended December 29, 2001. The principal adjustments to restate our financial statements for the three months and seven months ended September 29, 2001 are discussed in Note 2 to our consolidated financial statements included in this quarterly report.

Settlement of Securities and Exchange Commission Investigation

     In February 2003, we settled the SEC investigation of us with respect to our accounting and reporting practices initiated by the SEC in January 2002. Without admitting or denying any allegations, we consented to an administrative order pursuant to which we agreed to cease and desist from future violations of the Securities Exchange Act of 1934. In addition, we agreed to appoint, and did appoint in October 2002, an internal auditor reporting directly to the Audit Committee of our Board of Directors. No fines or civil penalties were imposed in connection with the settlement, and the settlement did not require any further changes to our historical financial statements.

Fiscal Year Change

     On September 28, 2001, our Board of Directors amended the by-laws to change our fiscal year-end from the Saturday closest to the last day in February of each year to the Saturday closest to the last day in December of each year. We implemented the change in fiscal year-end during the third quarter of transition year 2001. As a result, both the second and third quarters of transition year 2001 include the results of operations for the months of July and August. The consolidated results of operations for the months of July and August 2001 are summarized as follows: Net revenue of $142.4 million; gross margin of $62.8 million; loss from continuing operations available to common shareholders of $106.7 million; loss from discontinued operations of $73.8 million; and net loss available to common shareholders of $180.6 million.

     The periods covered in this report include the three months and nine months ended September 28, 2002 and the three months and seven months ended September 29, 2001. Due to our change in fiscal year, the results of operations and cash flows for the nine months ended September 28, 2002 and the seven months ended September 29, 2001 are not comparable. We have not included comparable nine-month financial information for the period ended September 29, 2001 because it was impracticable to do so due to certain inherent limitations in our interim monthly closing process and the complexity of the restatement of our transition year 2001 financial statements discussed in Note 2 to our consolidated financial statements included in this quarterly report.

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

     We provide an allowance for sales returns based on historical returns, return policies and contractual product return rights granted to our customers. The allowance has been reflected as a reduction to revenue in the consolidated statement of operations. If the data used by us to calculate the estimated sales returns and allowances does not properly reflect future returns, these estimates would have to be modified, thus impacting revenue recognized in future periods. Beginning in September 2001, we determined that we could no longer estimate the amount of future product returns from certain stocking distributors located in the United States and Europe. We now recognize revenue from these distributors when they ship our product to their customers. During the third quarter of transition year 2001, we recorded an adjustment to defer approximately $76.0 million of revenue related to inventory on hand at these distributors that had previously been recognized as revenue based on shipments to these distributors. In addition, beginning in fiscal year 2001, we began recording revenue from certain distributors and resellers located in Asia Pacific and Latin America on a cash basis due to existing practices related to distribution/reseller arrangements.

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

     Reserve for Excess and Obsolete Inventory. Inventory purchases and commitments are based upon future demand forecasts. Reserves for excess and obsolete inventory are established to account for the differences between our forecasted demand and the amount of purchased and committed inventory. In past years, we have experienced significant variances between the amount of inventory purchased and contractually committed to and our demand forecasts, resulting in material excess and obsolete inventory charges.

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

     Summary of Critical Estimates Included in Our Consolidated Results of Operations. The following table summarizes the impact on our results of operations arising from our critical accounting estimates:

			Nine months	Seven months
	Three months ended		ended	ended
	September 28, 2002	September 29,2001	September 28, 2002	September 29, 2001

(In millions)		(restated)		(restated)
Provision for losses on accounts receivable	$1.3	$4.0	$0.8	$4.9
Provision for excess and obsolete inventory	0.2	30.7	0.3	42.3
Impairment of investments	2.6	3.8	15.2	24.3
Restructuring charges	10.7	8.1	31.0	8.1
Deferred tax asset valuation provision	11.9	124.3	2.2	124.3

Total	$26.7	$170.9	$49.5	$203.9

Results of Operations

     The table below sets forth the principal line items from our consolidated statement of operations, each expressed as a percentage of net revenue:

	Three months ended		Nine months ended	Seven months ended
	September 28, 2002	September 29, 2001	September 28, 2002	September 29, 2001

		(restated)		(restated)
Net revenue:
Product	73.2%	36.6%	71.5%	62.4%
Service	26.8	63.4	28.5	37.6

Total net revenue	100.0	100.0	100.0	100.0

Cost of revenue:
Product	58.0	371.7	62.5	116.9
Services	35.3	38.3	32.4	33.6

Total cost of revenue	51.9	160.2	53.9	85.6

Gross margin:
Product gross margin	42.0	(271.7)	37.5	(16.9)
Services gross margin	64.7	61.7	67.6	66.4

Total gross margin	48.1	(60.2)	46.1	14.4

Research and development	16.0	36.9	17.9	20.4
Selling, general and administrative	49.2	146.7	50.1	78.9
Amortization of intangible assets	1.8	13.4	1.8	8.8
Stock-based compensation	0.5	42.8	0.7	11.7
Special charges	8.7	53.2	8.5	13.6

Total operating expenses	76.2	293.0	79.0	133.4

Loss from operations	(28.1)%	(353.2)%	(32.9)%	(119.0)%

Third Quarter of Fiscal Year 2002 Compared to the Third Quarter of Transition Year 2001

     Overview

     For the third quarter of fiscal year 2002, we incurred a net loss from continuing operations available to common shareholders of $31.5 million primarily due to special charges associated with our cost reduction initiatives; expenses associated with the SEC investigation, our internal review and associated stockholder litigation; increased independent audit expenses; and the fact that our fixed overhead cost structure was too high to achieve break-even profitability at quarterly revenue levels of approximately of $120 million. Restructuring activities undertaken in the second and third quarters of fiscal year 2002 were designed to significantly lower our use of cash while at the same time preserving our ability to support future growth. During the third quarter of fiscal year 2002, we recorded a special charge of $10.7 million related to restructuring costs, which consisted of exit costs of $5.1 million related to the closure or reduction in size of seven facilities and $5.6 million for employee severance costs associated with the reduction of approximately 130 individuals or 8% of our global workforce. The reduction in our global workforce involved most functions. We expect the full impact of these cost reductions will not be fully realized for a few quarters. Going forward, we expect to further reduce our overhead costs through a combination of process improvements, workforce attrition and further reductions in excess office space.

     Beginning in September 2001, we determined that we could no longer estimate the amount of future product returns from certain stocking distributors located in the United States and Europe. We now recognize revenue from these distributors when they ship our product to their customers. During the three months ended September 29, 2001, we recorded an adjustment to defer approximately $76.0 million of revenue related to inventory on hand at these distributors that had previously been recognized as revenue based on shipments to these distributors.

     Net Revenue

     Net revenue increased by $57.4 million, or 87.9%, from $65.3 million in the third quarter of transition year 2001 to $122.7 million in the third quarter of fiscal year 2002 primarily due to the previously discussed change in revenue recognition for stocking distributors which resulted in a revenue deferral of approximately $76.0 million in the third quarter of transition year 2001, partially offset by lower unit sales volume in fiscal year 2002. Net revenue for the third quarter of fiscal year 2002 slightly increased by $2.6 million from $120.1 million in the second quarter of fiscal year 2002 due to increased revenue to customers outside of North America partially offset by lower North American sales volume. We currently expect North American revenue to remain weak for at least the next couple quarters, primarily as a result of the continued weakness in the markets we serve.

     During the third quarter of fiscal year 2002, we continued to face some unique challenges due to the uncertainty associated with the lack of detailed current financial information about us, the SEC investigation, our internal review and associated stockholder litigation. This resulted in hesitancy on the part of our customers and potential customers to purchase from us. In addition, the market for telecommunications and networking equipment and solutions continued to be challenging. We believe that our future revenue will generally fluctuate with overall changes in the markets that we currently serve and will be affected by the nature and timing of new product introductions by our competitors and us, as well as other competitive factors. Further, the uncertain worldwide economy and current geopolitical unrest have the potential to adversely impact future revenue.

     Product revenue increased by $65.9 million, or 275.7%, from $23.9 million in the third quarter of transition year 2001 to $89.8 million in the third quarter of fiscal year 2002 primarily due to the previously discussed change in revenue recognition for stocking distributors during the third quarter of transition year 2001, partially offset by lower unit sales volume in fiscal year 2002. Product revenue for the third quarter of fiscal year 2002 increased by $4.8 million from the second quarter of fiscal year 2002 due to increased revenue to customers outside of North America.

     Services revenue decreased by $8.5 million, or 20.5%, from $41.4 million in the third quarter of transition year 2001 to $32.9 million in the third quarter of fiscal year 2002. The decrease in services revenue was primarily due to non-renewals of expiring maintenance contracts on legacy products and a lower level of new product sales during 2002, which typically include associated maintenance. Services revenue is primarily revenue from maintenance contracts with customers in our installed base. Services revenue for the third quarter of fiscal year 2002 decreased by $2.1 million from the second quarter of fiscal year 2002.

     Net revenue to customers outside of North America was $54.3 million, or 44% of total net revenue, for the third quarter of fiscal year 2002, compared to $61.4 million, or 94% of net revenue, for the third quarter of transition year 2001. The percentage of revenue for the prior year was significantly higher primarily due to the previously discussed change in revenue recognition for stocking distributors recorded during the third quarter of transition year 2001, which adversely affected last year’s North American revenue.

     Gross Margin

     Total gross margin improved by $98.3 million from a negative $39.3 million in the third quarter of transition year 2001 to $59.0 million in the third quarter of fiscal year 2002. The change in gross margin in the third quarter of fiscal year 2002 compared to the comparable quarter in the prior year consisted of the previously discussed $57.4 million increase in revenue and a $40.9 million reduction in cost of revenue. The decrease in cost of revenue in the third quarter of fiscal year 2002 was primarily due to a provision for excess and obsolete inventory of $30.7 million in the third quarter of transition year 2001, compared with a provision of $0.2 million in the third quarter of fiscal year 2002, and lower overhead and logistics costs.

     Total gross margin as a percentage of revenue was 48.1% in the third quarter of fiscal year 2002, compared with 50.1% in the second quarter of fiscal year 2002. In connection with certain supply chain inventory reduction and process improvement initiatives, we are evaluating the need to record an additional provision for excess and obsolete inventory in the fourth quarter of fiscal year 2002. Absent this provision, we believe the margin percentage for the fourth quarter of fiscal year 2002 will be relatively consistent with those experienced in recent quarters. Our gross margin percentage varies depending on unit volumes and product mix sold as well as other factors.

     Operating Expenses

     Research and development expense was $19.7 million in the third quarter of fiscal year 2002 and $24.1 million in the third quarter of transition year 2001. Cost reduction initiatives implemented during the third quarter of fiscal year 2002 and initiatives implemented during prior periods, which included workforce reductions and facilities closings, have decreased research and development expense in the third quarter of the current year compared to the third quarter of the prior year. As a percentage of revenues, research and development expense for the third quarter of fiscal year 2002 was 16.0% and was 36.9% for the third quarter of transition year 2001. Research and development expense as a percentage of revenue in the prior year’s third quarter is not a meaningful measurement due to the fact that last year’s third quarter results included an adjustment to defer approximately $76.0 million of revenue related to inventory on hand at stocking distributors. Research and development expense for the third quarter of fiscal year 2002 remained basically unchanged compared to the second quarter of fiscal year 2002. We expect research and development expense in the fourth quarter of fiscal year 2002 to approximate the level of spending in the prior two quarters and to increase modestly in 2003 as we accelerate the funding of product development initiatives.

     Selling, general and administrative expense (“SG&A”) was $60.4 million in the third quarter of fiscal year 2002 and $95.7 million in the third quarter of transition year 2001. SG&A for the third quarter of fiscal year 2002 included $6.7 million of costs associated with the SEC investigation into our financial accounting and reporting practices, the subsequent restatement of our fiscal year 2001 and transition year 2001 financial statements, and the various shareholder lawsuits discussed in this quarterly report; $5.7 million of audit fees; $1.3 million of bad debt expense and $0.9 million for various marketing and advertising programs. SG&A for the prior year included $9.8 million of equipment lease guarantee expense, $6.2 million for various marketing and advertising programs, $4.0 million of bad debt expense and approximately $1.0 million of audit fees. SG&A expense increased $4.2 million from the second quarter of fiscal year 2002 primarily due to higher professional fees. The change in SG&A year over year was due in part to the following: we no longer guarantee equipment leases for our customers, the bad debt expense in the prior year was higher due to the deteriorating financial condition of certain customers, and we reduced certain marketing and advertising expenses in fiscal year 2002. In addition, the various workforce reductions in the last several quarters and reduced rent and overhead associated with the closure of various sales offices has further decreased SG&A in the third quarter of the current year compared to the third quarter of the prior year.

     SG&A as a percentage of revenue was 49.2% for the third quarter of fiscal year 2002 and was 146.7% for the third quarter of transition year 2001. SG&A excluding the items referenced above was 37.3% of revenue for the third quarter of fiscal year 2002, and was 114.4% of revenue for the third quarter of transition year 2001. SG&A as a percentage of revenue in the prior year’s third quarter is not a meaningful measurement due to the fact that last year’s third quarter results included an adjustment to defer approximately $76.0 million of revenue related to inventory on hand at stocking distributors.

     We have implemented and expect to continue to implement process improvement and other cost reduction initiatives to further reduce our fixed overhead cost structure. However, we expect SG&A expense will continue to be adversely impacted by the increase in professional services fees incurred in connection with the SEC investigation, our internal review and associated stockholder litigation. During fiscal year 2002, we have incurred legal and forensic accounting fees of approximately $21 million for services rendered in connection with these matters. We have not received a determination as to whether and to what extent costs incurred to date are reimbursable under our insurance coverage. Such costs are expensed to operating expense as they are incurred.

     Amortization of intangibles decreased by $6.5 million from $8.7 million in the third quarter of transition year 2001 to $2.2 million in the third quarter of fiscal year 2002, primarily due to the fact that we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which required us to discontinue amortizing goodwill as of the beginning of the fiscal year 2002. See Note 9 to our consolidated financial statements included in this quarterly report.

     Stock-based compensation was $0.6 million in the third quarter of fiscal year 2002 and $27.9 million in the third quarter of transition year 2001 and related to stock and stock options issued in connection with the acquisition of Network Security Wizards and Indus River Networks that were contingent upon continued employment of key employees.

     Special charges decreased from $34.8 million in the third quarter of transition year 2001 to $10.7 million in the third quarter of fiscal year 2002. During the third quarter of fiscal year 2002, we recorded a special charge of $10.7 million related to restructuring costs which consisted of exit costs of $5.1 million related to the closure or reduction in size of seven facilities and $5.6 million for employee severance costs associated with the reduction of approximately 130 individuals or 8% of our global workforce. Special charges incurred during the third quarter of transition year 2001 included $24.5 million of costs related to the transformation of Cabletron’s business and $10.3 million of restructuring costs which included a write-down of $2.2 million for a vacant office building, facility exit costs of $2.6 million and executive severance costs of $5.5 million.

     Loss from Operations

     Loss from operations decreased from $230.5 million in the third quarter of transition year 2001 to $34.5 million in the third quarter of fiscal year 2002 due to the factors discussed above. During the third quarter of fiscal year 2002, we continued to implement process improvement and cost reduction initiatives, improve inventory management procedures and controls, and adopt other initiatives designed to further reduce our loss from operations. We expect to incur an operating loss for the fourth quarter of fiscal year 2002 due to continued weakness in the markets that we serve, expenses associated with cost reduction initiatives, and additional costs associated with the SEC investigation, our internal review and associated shareholder litigation. However, the operating loss in the fourth quarter of fiscal year 2002 is expected to be substantially lower than our comparable loss in the fourth quarter of the prior year.

     Interest Income

     Interest income declined from $4.8 million in the third quarter of transition year 2001 to $2.1 million in the third quarter of fiscal year 2002 due to lower average cash, cash equivalents and marketable securities balances and lower interest rates.

     Other Income (Expense), Net

     The following schedule reflects the components of other income (expense), net:

	Three months ended

	September 28, 2002	September 29, 2001

(In thousands)	(restated)
Impairment of investments	$(2,619)	$(3,844)
Loss on exchange of products for investments	—	(11,077)
Unrealized loss on Riverstone stock derivative	(3,365)	(11,707)
Net gain on sale of available for sale securities	117	1,869
Other than temporary decline in available-for-sale securities	—	(1,712)
Other	(246)	(7,027)

Total other income (expense), net	$(6,113)	$(33,498)

     We recorded, in other income (expense), net, impairments of investments of $2.6 million for the three months ended September 28, 2002 and $3.8 million for the three months ended September 29, 2001. These impairments of value are based on investee-specific events including declines in the investees’ stock price in new rounds of financing, market capitalization relative to book value, deteriorating financial condition or results of operations and bankruptcy or insolvency.

     During transition year 2001, we entered into a number of transactions in which we made an investment in a customer in exchange for cash and/or our products and services. In certain of these transactions we recorded the difference between the cost of the consideration given and the fair value of the investment received as other expense. These transactions resulted in other expense of $11.1 million for the three months ended September 29, 2001.

     Our convertible preferred stock redemption liability is offset by the value of 1.3 million shares of Riverstone stock received by the holders of the redeemable convertible preferred stock in connection with the Riverstone spin off in August 2001. The value of the Riverstone shares decreased by $3.4 million and $11.7 million for the three months ended September 28, 2002 and September 29, 2001, respectively. The associated increase in our redemption liability was recorded as other expense.

     Income Tax Benefit

     For the third quarter of fiscal year 2002, we recorded an income tax benefit of $10.4 million primarily due to the tax loss carry back benefits associated with the passage of the Job Creation and Worker Assistance Act of 2002 which changed the allowable period to carry back net operating losses from two to five years. We recorded a tax benefit of $6.5 million related to a portion of the losses for the third quarter of transition year 2001.

     Loss from Discontinued Operations

      In the third quarter of transition year 2001, we recorded a loss from discontinued operations of $76.1 million due to operating losses from discontinued operations of Aprisma, Riverstone, and GNTS of $34.6 million and the loss on disposal of GNTS of $41.5 million.

Nine Months Ended September 28, 2002 Compared to the Seven Months Ended September 29, 2001

     Net Revenue

     Net revenue increased by $108.3 million, or 42.4%, from $255.3 million in the first seven months of transition year 2001 to $363.6 million in the first nine months of fiscal year 2002, primarily because the prior year period included only seven months of operations compared with nine months in fiscal year 2002 as a result of the change in our fiscal year. The nine months of fiscal year 2002 also benefited from three quarterly sales cycles, compared with only two quarterly sales cycles in the first seven months of transition year 2001, since product revenue is significantly higher in the last month of a quarterly sales cycle. In addition, during the third quarter of transition year 2001, we changed our method of revenue recognition for stocking distributors, which adversely affected last year’s revenue.

     Product revenue increased by $100.6 million, or 63.2%, from $159.3 million in the first seven months of transition year 2001 to $259.9 million in the first nine months of fiscal year 2002 due to the reasons discussed above. Services revenue increased by $7.7 million, or 8.0% from $96.0 million in the first seven months of transition year 2001 to $103.7 million in the first nine months of fiscal year 2002. The increase was primarily due to the shorter fiscal period in the prior year. Net revenue to customers outside of North America was $152.0 million, or 42% of total net revenues, the first nine months of fiscal year 2002, compared to $138.9 million, or 54% of net revenues, for the first seven months of transition year 2001.

     Gross Margin

     Total gross margin increased by $130.6 million from $36.9 million in the first seven months of transition year 2001 to $167.5 million in the first nine months of fiscal year 2002. The increase was primarily due to the previously discussed shorter transition period. In addition, the prior year period included a provision for excess and obsolete inventory of $42.3 million, compared to $0.3 million in the first nine months of fiscal year 2002.

     Total gross margin as a percentage of net revenue was 46.1% in the first nine months of fiscal year 2002, compared with 14.4% in the first seven months of transition year 2001. The margin percentage improvement was principally due to product gross margin, which increased to 37.5% compared to a negative gross margin of 16.9% in the seven-month period of the prior year. The increase in the product gross margin percentage was primarily due to the provision for excess and obsolete inventory, which negatively impacted margin 27 percentage points in the prior year period, and the previously discussed inventory reduction and process improvement initiatives.

     Operating Expenses

     Research and development expense increased by $12.7 million from $52.3 million in the first seven months of transition year 2001 to $65.0 million in the first nine months of fiscal year 2002, due to the fact that the prior year period included only seven months of operations compared with nine months in the fiscal year 2002 period. Based on average monthly spending during transition year 2001, research and development expense for the first nine months of transition year 2001 would have been approximately level with the first nine months of fiscal year 2002. As a percentage of revenues, research and development spending for the first nine months of fiscal year 2002 has decreased to 17.9% from 20.4% in the first seven months of transition year 2001.

     SG&A expense was $182.2 million in the first nine months of fiscal year 2002 and $201.3 million in the first seven months of transition year 2001. SG&A for the current year included $16.9 million of costs associated with the SEC investigation into our financial accounting and reporting practices, the subsequent restatement of our fiscal year 2001 and transition year 2001 financial statements, and the various shareholder lawsuits discussed in this quarterly report; $10.7 million of audit fees; $6.1 million for various marketing and advertising programs; $2.7 million of lease guarantee expense and $0.8 million of bad debt expense. SG&A for the prior year included $14.1 million for various marketing and advertising programs, $9.8 million of equipment lease guarantee expense, $4.9 million in bad debt expense and $2.2 million of audit fees.

     SG&A as a percentage of revenue was 50.1% for the nine months ended September 28, 2002, compared to 78.9% for the seven months ended September 29, 2001. SG&A excluding the items referenced above was 39.9% of revenue for the nine months ended September 28, 2002, compared to 66.7% of revenue for the seven months ended September 29, 2001. The decrease as a percentage of revenue from the prior period excluding the items referenced above is primarily due to the workforce reductions in the past year and reduced rent and overhead associated with the closure of various sales offices.

     Amortization of intangibles decreased by $16.0 million from $22.5 million in the first seven months of transition year 2001 to $6.5 million in the first nine months of fiscal year 2002, primarily due to the fact that we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which required us to discontinue amortizing goodwill as of the beginning of the fiscal year 2002. See Note 9 to our consolidated financial statements included in this quarterly report.

     Stock-based compensation was $2.5 million in the first nine months of fiscal year 2002 and $29.9 million in the first seven months of transition year 2001 and related to stock and stock options issued in connection with the acquisition of Network Security Wizards and Indus River Networks that were contingent upon continued employment of key employees.

     Special charges decreased from $34.8 million in the first seven months of transition year 2001 to $31.0 million in first nine months of fiscal year 2002. Special charges incurred during the first nine months of fiscal year 2002 related to restructuring costs and consisted of facility exit costs of $5.1 million and employee severance of $25.9 million. Special charges incurred during the first seven months of transition year 2001 included $24.5 million of costs related to the transformation of Cabletron’s business and $10.3 million of restructuring costs which included a write-down of $2.2 million for a vacant office building, facility exit costs of $2.6 million and executive severance costs of $5.5 million.

     Loss from Operations

     Loss from operations decreased from $303.9 million in the first seven months of transition year 2001 to $119.7 million in the first nine months of fiscal year 2002 due to the factors discussed above.

     Interest Income

     Interest income declined from $13.3 million in the first seven months of transition year 2001 to $6.2 million in the first nine months of fiscal year 2002, due to lower average cash, cash equivalents and marketable securities balances and lower interest rates.

     Other Income (Expense), Net

	Nine months ended	Seven months ended
	September 28, 2002	September 29, 2001

(In thousands)		(restated)
Impairment of investments	$(15,175)	$(24,297)
Loss on exchange of products for investments	—	(17,086)
Recognition of deferred gain on Efficient investment	—	46,778
Unrealized loss on Riverstone stock derivative	(21,829)	(11,707)
Net gain on sale of available for sale securities	935	2,703
Gain on expiration of common stock put options	842	—
Other than temporary decline in available-for-sale securities	—	(1,712)
Other	(2,547)	(7,965)

Total other income (expense), net	$(37,774)	$(13,286)

     We recorded, in other income (expense), net, impairments of investments of $15.2 million for the nine months ended September 28, 2002, and $24.3 million for the seven months ended September 29, 2001. These impairments of value are based on investee-specific events including declines in the investees’ stock price in new rounds of financing, market capitalization relative to book value, deteriorating financial condition or results of operations and bankruptcy or insolvency.

     During transition year 2001, we entered into a number of transactions in which we made an investment in a customer in exchange for cash and/or our products and services. In certain of these transactions we recorded the difference between the cost of the consideration given and the fair value of the investment received as other expense. These transactions resulted in other expense of $17.1 million for the seven months ended

September 29, 2001.

     During the first quarter of transition year 2001, we sold 2.0 million shares of Efficient common stock and tendered our remaining 8.5 million shares for proceeds of $242.7 million in connection with a tender offer to acquire the outstanding shares of Efficient common stock made by Siemens A.G. In connection with these transactions, we recognized the remaining deferred gain of $46.8 million to other income during the first seven months of transition year 2001.

     Our convertible preferred stock redemption liability is offset by the value of 1.3 million shares of Riverstone stock received by the holders of the redeemable convertible preferred stock in connection with the Riverstone spin off in August 2001. The value of the Riverstone shares decreased by $21.8 million and $11.7 million for the first nine months of fiscal year 2002 and first seven months of transition year 2001, respectively. The associated increase in our redemption liability was recorded as other expense.

Income Tax Benefit

     For the first nine months of fiscal year 2002, we recorded an income tax benefit of $76.1 million due primarily to the tax loss carry back benefits associated with the passage of the Job Creation and Worker Assistance Act of 2002. For the first seven months of transition year 2001, we recorded a tax benefit of $4.9 million related to a portion of the losses.

Loss from Discontinued Operations

     During the nine months of fiscal year 2002, we recorded an additional charge of $11.7 million due to a change in estimate of the loss on disposal of Aprisma. On August 9, 2002, we sold Aprisma to a third party for proceeds, net of expenses, of approximately $7.6 million. During the first seven months of transition year 2001, we recorded a loss from discontinued operations of $97.9 million due to operating losses from discontinued operations of Aprisma, Riverstone, and GNTS of $56.4 million and the loss on disposal of GNTS of $41.5 million.

Financial Condition

Liquidity and Capital Resources

     As of September 28, 2002, liquid investments totaled $249.3 million and consisted of $116.3 million of cash and cash equivalents, $63.4 million of marketable securities and $69.6 million of long-term marketable securities. In connection with the issuance of letters of credit by several banking institutions, we have agreed to maintain specified amounts of cash, cash equivalents and marketable securities in collateral accounts controlled by those institutions. These assets totaled $31.9 million at September 28, 2002 and are classified as “Restricted cash, cash equivalents and marketable securities” on the balance sheet.

     Net cash used by operating activities was $45.7 million for the nine months ended September 28, 2002 and consisted of the $86.9 million net loss and a net use of $41.8 million from changes in current assets and liabilities that was partially offset by non-cash reconciling items of $83.0 million. Significant components of the changes in current assets and liabilities included a decrease of $42.6 million in accounts payable and accrued expenses primarily associated with payments of non-cancelable raw material and finished goods inventory purchase commitments, a decrease in inventory of $38.1 million and reductions in accounts receivable and customer advances of $19.4 million and $48.7 million, respectively. Cash flows from investing included the net proceeds from the sale of Aprisma of $7.6 million. Our capital expenditures for the nine months ended September 28, 2002 were $17.2 million and related primarily to information technology purchases and upgrades and facility-related expenditures. Cash flows from financing activities for the nine months ended September 28, 2002 included $21.9 million of cash provided by discontinued operations. In addition, we received an income tax refund, net, of $93.8 million for the nine months ended September 28, 2002.

     On February 21, 2003, the holders of our Series D and E preferred stock notified us of their intention to exercise their right to redeem these shares effective as of February 23, 2003. While we continue to discuss the possibility of the preferred stockholders retaining an investment in us, we expect to redeem these shares within 30 days from February 23, 2003 for approximately $99.5 million in cash, less proceeds from the sale of the approximately 1.3 million shares of Riverstone stock distributed to them in connection with our spin-off of Riverstone.

     We committed to make up to $20 million of additional capital contributions to a venture capital fund in which we are already an investor. In the event of future capital calls, we could be required to fund some or all of this commitment. If we fail to make a required contribution, then our existing investment with a carrying value of $3.4 million at September 28, 2002 would be significantly diluted. The fund has not indicated that it expects to issue a material capital call in the near future.

     The other significant contractual cash obligations and commercial commitments associated with future periods as disclosed in our Form 10-K for the transition year ended December 29, 2001, have not changed materially, except during fiscal year 2003, we expect future cash commitments related to inventory purchases to increase based on sales order demand.

     We are focused on achieving cash-positive operations in the near-term and believe we have made, and will continue to make, substantial progress toward that goal in the fourth quarter of fiscal year 2002. Based on our liquid investment position at September 28, 2002, our expected redemption of the Series D and E preferred stock, and the approximately $30 million of estimated federal income tax refunds that we expect to receive in the first quarter of 2003, we believe that we have sufficient liquid investments to fund our on-going operations and future obligations for at least the next twelve months.

Changes in Financial Condition

     Accounts receivable, net of allowance for doubtful accounts, were $47.5 million at September 28, 2002 compared with $67.7 million at December 29, 2001. The decrease in accounts receivable is due primarily to the decline in net revenue. We anticipate that in the future our accounts receivable balance will fluctuate at approximately the same rate of change as our revenue. The number of days sales outstanding was 35 days at September 28, 2002, compared to 44 days at December 29, 2001.

     Inventories, net, were $79.8 million at September 28, 2002, compared with $118.2 million at December 29, 2001. Inventories have decreased throughout the first three quarters of fiscal year 2002 as we reduced finished goods levels toward targeted stocking levels, implemented better forecasting procedures and restructured arrangements with our contract manufacturers. We expect inventory levels to further decline in the fourth quarter. Over the course of the year we have utilized existing finished goods inventory to fulfill orders, which has benefited our cash flow. Future inventory purchases in fiscal year 2003 will fluctuate based on updated sales order demand.

     As of September 28, 2002, we had an income tax receivable of $26.2 million. We established the income tax receivable during the first quarter of fiscal year 2002 for $119.1 million to reflect the refunds anticipated as a result of the Job Creation and Workers Assistance Act of 2002. The receivable was comprised of the realization of tax benefits of approximately $88.9 million and an increase to additional paid-in capital of approximately $30.2 million, which was attributable to the exercise of employee stock options. The Company received net tax refunds during the second and third quarters of fiscal year 2002 of approximately $102.2 million and also realized additional domestic tax benefits of approximately $9.3 million.

     Accounts payable at September 28, 2002 of $31.1 million declined by $43.7 million from $74.8 million at December 29, 2001 principally due to $25 million of second quarter payments for previously accrued non-cancelable purchase commitments related to excess raw materials.

     Customer advances and billings in excess of revenues at September 28, 2002 of $7.4 million declined by $48.7 million from $56.1 million at December 29, 2001. The December 29, 2001 balance is significantly higher, as it reflects the initial impact of our decision to recognize revenue from certain stocking distributors when they ship our product to their customers. This balance represents inventory at stocking distributors for which we have been paid but revenue has been deferred.

New Accounting Pronouncements

     Effective December 30, 2001, we adopted the FASB Emerging Issues Task Force (“EITF”) No. 00-25, “Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor’s Products,” which requires among other things, that payments made to resellers by us for cooperative advertising, buy-downs and similar arrangements should be classified as reductions to net sales or an increase in selling expenses, depending upon the application of the funds by the customer. As a result, the financial statement presentation for the three and nine months ended September 28, 2002 conforms to the requirements of EITF No. 00-25, and the amounts for the three and seven months ended September 29, 2001 have been reclassified to comply with the guidelines of the consensus. The reclassification for the three and seven months ended September 29, 2001 resulted in a reduction of net revenue of $13.3 million and $16.2 million, respectively, a reduction of cost of revenue of $16.9 million and $22.0 million, respectively, and an increase in selling, general and administrative expenses of $3.6 million and $5.8 million, respectively. The above reclassification had no impact on net loss or loss per share.

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

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145, among other things, rescinds SFAS No. 4, which required all gains and losses from the extinguishment of debt to be classified as an extraordinary item and amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This statement is effective for fiscal years beginning May 15, 2002 or later. We do not expect this statement will have an impact on our consolidated financial statements.

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

     In January 2003, the FASB issued Interpretation No. 45 (“FIN No. 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which introduces the concept of two different obligations related to the issuance of a guarantee: (1) the contingent obligation to make future payments under the conditions of the guarantee and (2) the non-contingent obligation to stand ready to perform (stand-ready obligation). FIN No. 45 addresses the accounting for the stand-ready obligation under the guarantee, while SFAS No. 5, “Accounting for Contingencies,” addresses the recognition and measurement of the contingent obligation. A guarantor is required to recognize a liability with respect to its stand-ready obligation under the guarantee even if the probability of future payments under the conditions of a guarantee is remote. The initial liability will be measured as the fair value of the stand-ready obligation. The Interpretation excludes certain guarantees from its scope while others are subject to disclosure only. The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002. The initial recognition and measurement provisions are effective for all guarantees within the scope of FIN No. 45 issued or modified after December 31, 2002. Adoption of FIN No. 45 as of December 29, 2002 will not have a material effect on our financial statements.

     In January 2003, the FASB issued FIN No. No. 46 (“FIN No. 46”), which is an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” and addresses consolidation by business enterprises of variable interest entities. FIN No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN No. 46 applies to public enterprises as of the beginning of the applicable interim or annual period. We do not expect that the adoption of FIN No. 46 will have a material effect on our consolidated financial statements.

     In January 2003, the FASB issued SFAS No. 148, “Accounting for Stock-based Compensation—Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for enterprises that elect to change to the SFAS No. 123 fair value method of accounting for stock-based employee compensation. SFAS No. 148 will permit two additional transition methods for entities that adopt the preferable SFAS No. 123 fair value method of accounting for stock-based employee compensation. Both of those methods avoid the ramp-up effect arising from prospective application of the fair value method under the existing transition provisions of SFAS No. 123. In addition, under the provisions of SFAS No. 148, the original SFAS No. 123 prospective method of transition for changes to the fair value method will no longer be permitted in fiscal periods beginning after December 15, 2003. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The disclosures to be provided in annual financial statements will be required for fiscal years ended after December 15, 2002, and the disclosures to be provided in interim financial reports will be required for interim periods begun after December 15, 2002.

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

Risks Related to our Financial Results and Condition

     Although settled, the lingering effects of the SEC investigation and our accounting restatements could materially harm our business, operating results and financial condition

     On January 31, 2002, we learned that the SEC had opened a formal order of investigation into the financial accounting and reporting practices of us and our affiliates. In February 2003, we settled the SEC investigation of us with respect to our accounting and reporting practices. Without admitting or denying any allegations, we consented to an administrative order pursuant to which we agreed to cease and desist from future violations of the Securities Exchange Act of 1934. In addition, we agreed to appoint, and did appoint in October 2002, an internal auditor reporting directly to the Audit Committee of our Board of Directors. No fines or civil penalties were imposed in connection with the settlement, and the settlement did not require any further changes to our historical financial statements. Despite the resolution of the investigation of us, the lingering effects of the SEC investigation and the restatement of our financials for the fiscal year ended March 3, 2001, the fiscal quarters within that year, and the first three fiscal quarters within the ten-month transition period ended December 29, 2001 could materially harm our business, financial condition and reputation. In particular, lingering concerns of potential and existing customers could impair our ability to attract new customers or maintain relationships with existing customers. We believe that due in part to the SEC investigation, purchasing decisions by potential and existing customers have been and may continue to be postponed. If potential and existing customers lose confidence in us, our competitive position in networking industry may be seriously harmed and our revenues could decline.

     In addition, we are the defendant in a number of class action lawsuits alleging violations of the securities laws against us, as well as derivative actions against our Board of Directors. The findings of the SEC or the restatement of our financial statements may lead to further litigation, may strengthen and expand the claims and the class period in pending litigation, and may increase the cost of defending or resolving current litigation. We expect that resolution of these lawsuits will continue to involve significant management time and attention and significant expenses for professional fees, and could lead to the payment of significant damages, any of which could materially harm our financial condition and results of operations.

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

     We may need additional capital to fund our future operations, commitments and contingencies and, if it is not available when needed, our business may be harmed

     We believe our existing working capital, cash available from operations and anticipated tax refunds will enable us to meet our working capital requirements for at least the next twelve months. Our working capital requirements and cash flows historically have been, and are expected to continue to be, subject to quarterly and yearly fluctuations, depending on such factors as capital expenditures, sales levels, collection of receivables, inventory levels, supplier terms and obligations, and other factors impacting our financial performance and condition. On February 21, 2003, the holders of our Series D and E preferred stock notified us of their intention to exercise their right to redeem these shares effective as of February 23, 2003. While we continue to discuss the possibility of the preferred stockholders retaining an investment in us, we expect to redeem these shares within 30 days from February 23, 2003 for approximately $99.5 million in cash for their shares, less the proceeds from the sale of approximately 1.3 million shares of Riverstone stock distributed to them in connection with our spin-off of Riverstone. Our inability to manage cash flow fluctuations resulting from these and other factors could impair our ability to fund our working capital requirements from operating cash flows and other sources of liquidity or to achieve our business objectives in a timely manner. We have not established any borrowing relationships with financial institutions and are primarily reliant on cash generated from operations to meet our cash requirements. If cash from future operations is insufficient, or if cash must be used for currently unanticipated uses, we may need to raise additional capital or reduce our expenses.

     We cannot assure you that additional capital, if required, will be available on acceptable terms, or at all. As a result of the current unfavorable market environment as well as the pending securities litigation against us, our ability to access the capital markets and establish borrowing relationships with financial institutions has been impaired and may continue to be impaired for the foreseeable future. If we are unable to obtain additional capital when needed or must reduce our expenses, it is likely that our product development and marketing efforts will be restricted, which would harm our ability to develop new and enhanced products, expand our distribution relationships and customer base, and establish our brand name. This could adversely impact our competitive position and cause our revenues to decline. To the extent that we raise additional capital through the sale of equity or convertible debt securities, existing stockholders may suffer dilution. Also, these securities may provide the holders with certain rights, privileges and preferences senior to those of common stockholders. If we raise additional capital through the sale of debt securities, the terms of such debt could impose restrictions on our operations.

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

     Our failure to improve our management information systems and internal controls could harm our business

     We currently use three disparate information systems in our domestic and international operations, resulting in delays in obtaining consistent and timely information on a worldwide basis and use of extensive manual procedures to generate our consolidated financial results. Further, our systems do not provide all of the information that we believe is necessary to successfully operate our business, and we have identified weaknesses in our internal controls and accounting procedures. We have implemented a number of changes designed to improve our information systems and controls, including organizational changes, communication of revenue recognition and other accounting policies to all of our employees, implementation of an internal audit function, new approval procedures and various other initiatives. We are evaluating additional changes which may require us to make investments in our systems and controls, which could result in higher future operating expenses and capital expenditures. If we fail to strengthen our management information systems and internal controls, our ability to manage our business and implement our strategies may be impaired, irregularities may occur or fail to be identified, and our financial condition could be harmed. In addition, even if we are successful in strengthening these systems and controls, they may not sufficiently improve our ability to manage our business and implement our strategies, or be adequate to prevent or identify irregularities.

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

     Despite the current economic downturn, the competition for qualified employees in our industry is particularly intense in the New England area, where our principal operations are located, and it can be difficult to attract and retain quality employees at reasonable cost. We have from time to time experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. In addition, the significant downturn in our business environment has caused us to significantly reduce our workforce and implement other cost-containment activities, including consolidating our operating locations and relocating some of our personnel to Rochester, New Hampshire and Andover, Massachusetts. These actions, as well as the SEC investigation and the pending shareholder litigation, may lead to disruptions in our business, reduced employee morale and productivity, increased attrition and difficulty retaining existing employees and recruiting future employees, any of which could harm our business and operating results.

     We maintain investments in early stage, privately held technology companies; the benefits we expect to achieve by investing in these companies may not be realized, and we could lose our entire investment in these companies

     In the past we have made investments in privately-held technology companies and value-added resellers, many of which are in the start-up or development stage. The benefits we expected to achieve by investing in these companies may not be realized. Moreover, investments in these companies are inherently risky as the technologies or products they have under development, or the services they propose to provide, are often in early stages of development and may never materialize. We may never realize any benefits or financial returns from these investments, and, if these companies are not successful, we could lose our entire investment. The concentration of our investments in a small number of related industries, primarily telecommunications, exposes our investments to increased risk, particularly if these industries continue to be adversely affected by the worldwide economic slowdown. At September 28, 2002, these investments totaled approximately $46.3 million. During the three-month and nine-month period ended September 28, 2002, we recorded impairment losses of $2.6 million and $15.2 million, respectively, relating to these investments.

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

     In addition, because our contract manufacturers produce our products based on forward-looking demand projections that we supply to them, we may be unable to respond quickly to sudden changes in demand. For example, following the events of September 11, 2001, we experienced a sudden drop in demand for our products and were unable to reduce the amount of product manufactured by our contract manufacturers in the short term, which were based on demand forecasts provided prior to the sudden change in demand. This contributed to a $72.9 million charge for inventory obsolescence in transition year 2001 of which $30.7 million was incurred in the third quarter of transition year 2001 and $42.3 million was incurred for the first nine months of transition year 2001. With respect to sudden increases in demand, we may be unable to satisfy this demand with our products, thereby forfeiting revenue opportunities and damaging our customer relationships, and with respect to sudden decreases in demand, we may find ourselves with excess finished goods inventory, which could expose us to high manufacturing costs compared to our revenue in a financial quarter and increased risks of inventory obsolescence.

     Other Risks Related to our Business

     Our significant sales outside the United States subject us to increasing foreign political and economic risks, including foreign currency fluctuations

     Our sales to customers outside of North America accounted for approximately 44% and 42% of our revenue in the three and nine months ended September 28, 2002, respectively. We are seeking to expand our international presence by establishing arrangements with distribution partners as well as through strategic relationships in international markets. Consequently, we anticipate that sales outside of the United States will continue to account for a significant portion of our revenues in future periods.

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

     The market price of our common stock has historically been volatile, and the recent decline in the market price of our common stock may negatively impact our ability to make future strategic acquisitions, raise capital, issue debt, and retain employees

     Shares of our common stock have experienced, and may continue to experience, substantial price volatility, including significant recent decreases, particularly as a result of variations between our actual or anticipated financial results and the published expectations of analysts, announcements by our competitors and us, economic weakness and political instability, high turnover in our senior management, the SEC investigation of our accounting practices, and pending class action lawsuits. In addition, the stock markets have experienced extreme price fluctuations that have affected the market price of many technology companies. These price fluctuations have, in some cases, been unrelated to the operating performance of these companies. A major decline in capital markets generally, or in the market price of our shares of common stock, may negatively impact our ability to make future strategic acquisitions, raise capital, issue debt, or retain employees. These factors, as well as general economic and political conditions and the outcome of the pending class action lawsuits, may in turn materially adversely affect the market price of our shares of common stock.

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

     Interest Rate Sensitivity. We maintain an investment portfolio consisting partly of debt securities of various issuers, types and maturities. The securities that we classify as held-to-maturity are recorded on the balance sheet at amortized cost, which approximates market value. Unrealized gains or losses associated with these securities are not material. The securities that we classify as available-for-sale are recorded on the balance sheet at fair market value with unrealized gains or losses reported as part of accumulated other comprehensive income, net of tax as a component of stockholders’ equity. A hypothetical 10 percent increase in interest rates would not have a material impact on the fair market value of these securities at the September 28, 2002. We are able to hold our fixed income investments until maturity, and therefore we do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio, unless we are required to liquidate these securities earlier to satisfy immediate cash flow requirements.

     Foreign Currency Exchange Risk. Due to our global operating and financial activities, we are exposed to changes in foreign currency exchange rates. At September 28, 2002, we had net asset exposures to the Australian Dollar, Eurodollar, Japanese Yen and Brazilian Real and a net liability exposure to the British Pound. We do not expect our operating results or cash flows to be affected to any significant degree by foreign currency exchange rate fluctuations.

     To minimize the potential adverse impact of changes in foreign currency exchange rates, we, at times, have used foreign currency forward and option contracts to hedge the currency risk inherent in our global operations. We do not use financial instruments for trading or other speculative purposes, nor do we use leveraged financial instruments. Gains and losses on these contracts are largely offset by gains and losses on the underlying assets and liabilities. We had no foreign exchange forward or option contracts outstanding at September 28, 2002.

     Equity Price Risk. We maintain a small amount of investments in marketable equity securities of publicly-traded companies. As of

September 28, 2002, these investments were considered available-for-sale with any unrealized gains or losses deferred as a component of stockholders’ equity. It is not customary for us to make investments in equity securities of publicly traded companies as part of our investment strategy. In the past, we have also made equity and convertible debt investments in privately-held technology companies, many of which are in the start-up or development stage. Investments in these companies are highly illiquid and inherently risky as the technologies or products they have under development, or the services they propose to provide, are typically in early stages of development and may never materialize. If these companies are not successful, we could lose our entire investment. The concentration of our investments in a small number of related industries, primarily telecommunications, exposes our investments to increased risk, particularly if these industries continue to be adversely affected by the worldwide economic slowdown. At September 28, 2002, these investments totaled approximately $46.3 million. During the three and nine months ended September 28, 2002, we recorded impairment losses of $2.6 million and $15.2 million, respectively, relating to these investments. While our operating results may be materially adversely affected by future reductions in the carrying value of these investments, we do not expect any material adverse impact in our cash flows.

Item 4. Controls and Procedures

     Evaluation of Disclosure Controls and Procedures

     Within the 90-day period prior to the filing of this report, an evaluation of the effectiveness of our disclosure controls and procedures was carried out under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on and as of the date of that evaluation, the CEO and the CFO have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

     Notwithstanding management’s conclusions, the effectiveness of a system of disclosure controls and procedures is subject to certain inherent limitations, including cost limitations, judgments used in decision making, assumptions regarding the likelihood of future events, soundness of internal controls, and fraud. Due to such inherent limitations, there can be no assurance that any system of disclosure controls and procedures will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management. As described below under “Changes in Internal Controls,” we have identified certain deficiencies in our internal controls. We believe the corrective actions we have taken and the additional procedures we have performed as described below in more detail, provide us with reasonable assurance that the identified internal control weaknesses have not limited the effectiveness of our disclosure controls and procedures.

     Changes in Internal Controls

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

     We have assigned the highest priority to the short-term and long-term correction of these internal control deficiencies and have implemented and continue to implement changes to our accounting policies and procedures, systems and personnel to address these issues. We have also performed additional procedures designed to ensure that these internal control deficiencies do not lead to material misstatements in our consolidated financial statements notwithstanding the presence of the internal control weaknesses noted above.

     Specifically, we have implemented the following corrective actions as well as additional procedures:

     1.     Review and revision of critical accounting policies and procedures, particularly in the areas of revenue recognition, contracting management, intercompany transactions, account reconciliation and variance analysis, as well as more formalized training of finance, sales and other staffs;

     2.     Retention of new management in senior finance and operations positions, and in many staff positions;

     3.     Creation of an internal audit department, including retention of an internal audit director and staff and engagement of a professional services firm to complement our internal audit department;

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

     8.     Increased supervisory and management reviews of financial reporting;

     9.     Implementation of a quarterly representation and certification process applicable to key employees responsible for international operations and worldwide sales activities; and

     10.     Use of significant outside resources to supplement our employees in the preparation of the consolidated financial statements, as well as in evaluating and implementing the various internal control recommendations.

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

     5.     Expanded certification by employees of their familiarity, and obligation to comply, with our policies and procedures; and

     6.     Periodic re-certification by employees of their continued compliance with our policies and procedures.

     We continue to evaluate the effectiveness of our internal controls and procedures on an ongoing basis and will take further action as appropriate.

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings

     In the normal course of our business, we are subject to proceedings, litigation and other claims. Litigation in general, and securities and intellectual property litigation in particular, can be expensive and disruptive to our normal business operations. Moreover, the results of litigation are difficult to predict. Described below are material legal proceedings in which we are involved. The uncertainty associated with these and other unresolved or threatened legal actions could adversely affect our relationships with existing customers and impair our ability to attract new customers. In addition, the defense of these actions may result in the diversion of management’s resources from the operation of our business, which could impede our ability to achieve our business objectives. The unfavorable resolution of any specific action could materially harm our business, operating results and financial condition, and could cause the price of our common stock to decline significantly. See also “Cautionary Statements – Although concluded, the lingering effects of the SEC investigation and our accounting restatements could materially harm our business, operating results and financial condition” and “Cautionary Statements - Pending and future litigation could materially harm our business, operating results and financial condition.”

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

     Securities Class Action in the District of New Hampshire. Between February 7 and April 9, 2002, six class action lawsuits were filed in the United States District Court for the District of New Hampshire. Defendants are us, former chairman and chief executive officer Enrique Fiallo and former chief financial officer Robert Gagalis. By orders dated August 2, 2002 and September 25, 2002, these lawsuits, which are similar in material respects were consolidated into one class action lawsuit, captioned In re Enterasys Networks, Inc. Securities Litigation (C.A. No. 02-CV-71). On December 9, 2002, the plaintiffs filed an amended consolidated complaint, adding two additional defendants, Piyush Patel, former chief executive officer of Cabletron Systems, Inc. (“Cabletron”) and David Kirkpatrick, former chief financial officer of Cabletron. The amended complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 there under. Specifically, plaintiffs allege that during periods spanning from June 28, 2000 and August 3, 2001 and in the period between August 6, 2001 and February 1, 2002 (together the “Class Period”), defendants issued materially false and misleading financial statements and press releases that overstated the our revenues, income, and cash, and understated our net losses, because we purportedly recognized revenue in violation of Generally Accepted Accounting Principles (“GAAP”) and the our own accounting policies in connection with various sales and/or investment transactions. The complaints seek unspecified compensatory damages in favor of the plaintiffs and the other members of the purported class against all of the defendants, jointly and severally as well as fees, costs and interest and unspecified equitable relief. On February 10, 2003, we filed a motion to dismiss the amended complaint. If plaintiffs prevail on the merits of the case, we could be required to pay substantial damages.

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

     Securities and Exchange Commission Investigation. After the close of business on January 31, 2002, the Securities and Exchange Commission, or SEC, notified us that it had commenced a “Formal Order of Private Investigation” into our financial accounting and reporting practices. We cooperated fully with the SEC during the investigation. In February 2003, we settled the SEC investigation of us with respect to our accounting and reporting practices. Without admitting or denying any allegations, we consented to an administrative order pursuant to which we agreed to cease and desist from future violations of the Securities Exchange Act of 1934. In addition, we agreed to appoint, and did appoint in October 2002, an internal auditor reporting directly to the Audit Committee of our Board of Directors. No fines or civil penalties were imposed in connection with the settlement, and the settlement did not require any further changes to our historical financial statements.

     Other. In addition, we are involved in various other legal proceedings and claims arising in the ordinary course of business. Our management believes that the disposition of these additional matters, individually or in the aggregate, is not expected to have a materially adverse effect on our financial condition or results of operations.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

99.1	Certification of William K. O’Brien under Section 906 of the Sarbanes-Oxley Act.

99.2	Certification of Richard S. Haak, Jr. under Section 906 of the Sarbanes-Oxley Act.

(b)	Reports on Form 8-K:

     On August 2, 2002, we filed a current report on Form 8-K dated July 31, 2002 announcing that we received a letter dated July 31, 2002 from our independent auditor, KPMG LLP, advising us that, in light of our decision to restate our financial statements for the fiscal year ended March 3, 2001, including the relevant fiscal quarters, and for the relevant fiscal quarters in the ten-month period ended December 29, 2001, KPMG's report on the Company's financial statements as of and for the fiscal year ended March 3, 2001 should no longer be relied upon.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTERASYS NETWORKS, INC.

February 26, 2003 Date	By:	/s/ WILLIAM K. O’BRIEN William K. O’Brien Chief Executive Officer and Director

ENTERASYS NETWORKS, INC.

February 26, 2003 Date	By:	/s/ RICHARD S. HAAK, JR. Richard S. Haak, Jr. Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATION

I, William K. O’Brien, Chief Executive Officer of the registrant, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the registrant;

2.	Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The other certifying officers of the registrant and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	Evaluated the effectiveness of the disclosure controls and procedures of the registrant as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The other certifying officers of the registrant and I have disclosed, based on our most recent evaluation, to the auditors of the registrant and the audit committee of the board of directors (or persons performing the equivalent function) of the registrant:

(a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the ability of the registrant to record, process, summarize and report financial data and have identified for the auditors of the registrant any material weaknesses in internal controls; and

(b)	Any fraud, whether or not material that involved management or other employees who have a significant role in the internal controls of the registrant; and

6.	The other certifying officers of the registrant and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 26 , 2003	/s/ WILLIAM K. O’BRIEN William K. O’Brien

CERTIFICATION

I, Richard S. Haak, Jr., Chief Financial Officer of the registrant, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the registrant;

2.	Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The other certifying officers of the registrant and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	Evaluated the effectiveness of the disclosure controls and procedures of the registrant as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The other certifying officers of the registrant and I have disclosed, based on our most recent evaluation, to the auditors of the registrant and the audit committee of the board of directors (or persons performing the equivalent function) of the registrant:

(a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the ability of the registrant to record, process, summarize and report financial data and have identified for the auditors of the registrant any material weaknesses in internal controls; and

(b)	Any fraud, whether or not material that involved management or other employees who have a significant role in the internal controls of the registrant; and

6.	The other certifying officers of the registrant and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 26, 2003	/s/ RICHARD S. HAAK, JR. Richard S. Haak, Jr.

EXHIBIT INDEX

99.1	Certification of William K. O’Brien under Section 906 of the Sarbanes-Oxley Act.
99.2	Certification of Richard S. Haak, Jr. under Section 906 of the Sarbanes-Oxley Act.