Form 10-K
period 2002-12-28
ENTERASYS NETWORKS INC /DE/
filed 2003-03-28
CIK 846909

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

      |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE FISCAL YEAR ENDED DECEMBER 28, 2002

                                       OR

      | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                    50 MINUTEMAN ROAD
                              ANDOVER, MASSACHUSETTS 01801
                                     (978) 684-1000
       (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

               SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

          TITLE OF EACH CLASS                   NAME OF EXCHANGE ON WHICH LISTED
COMMON STOCK, PAR VALUE $.01 PER SHARE                        NYSE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy for information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | |

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |X| No | |

      As of March 12, 2003 202,886,205 shares of the Registrant's common stock were outstanding. The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant as of the last business day of the Registrant's most recently completed second fiscal quarter was approximately $313.5 million (based upon the closing price for shares of the Registrant's common stock on the New York Stock Exchange on that date).

                       DOCUMENTS INCORPORATED BY REFERENCE

      We expect to file a definitive proxy statement pursuant to Regulation 14A no later than April 28, 2003. Portions of such proxy statement are incorporated by reference into Part III of this annual report on Form 10-K.

================================================================================

                                TABLE OF CONTENTS

ITEM                                                                        PAGE
----                                                                        ----
                                     PART I
1. Business ............................................................     3
2. Properties ..........................................................    10
3. Legal Proceedings ...................................................    10
4. Submission of Matters to a Vote of Security Holders .................    12

                                     PART II

5. Market for the Registrant's Common Equity and Related Stockholder
     Matters ...........................................................    12
6. Selected Consolidated Financial Data ................................    14
7. Management's Discussion and Analysis of Financial Condition and
     Results of Operations .............................................    15
7a. Quantitative and Qualitative Disclosures about Market Risk .........    40
8.  Consolidated Financial Statements and Supplementary Data ...........    41
9.  Changes in and Disagreements with Accountants on Accounting
     and Financial Disclosure ..........................................    41

                                    PART III

10. Directors and Executive Officers of the Registrant .................    41
11. Executive Compensation .............................................    41
12. Security Ownership of Certain Beneficial Owners and Management .....    41
13. Certain Relationships and Related Transactions .....................    41
14. Controls and Procedures ............................................    41

                                     PART IV

15. Exhibits, Financial Statement Schedules and Reports on Form 8-K ....    43
    Chief Executive Officer Certification ..............................    48
    Chief Financial Officer Certification ..............................    49

                                     PART I

ITEM 1. BUSINESS

This annual report on Form 10-K and the following disclosure contain forward-looking statements. We caution you that any statements contained in this report which are not strictly historical statements constitute forward-looking statements. Such statements include, but are not limited to, statements reflecting management's expectations regarding our future financial performance; strategic relationships and market opportunities; and our other business and marketing strategies and objectives. These statements may be identified with such words as "we expect", "we believe", "we anticipate", or similar indications of future expectations. These statements are neither promises nor guarantees, and involve risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. Such risks and uncertainties include, among other things, the following factors: the lingering effects of the recently settled SEC investigation and our financial statement restatements could materially harm our business, operating results and financial condition; worldwide economic weakness, deteriorating market conditions and recent political and social turmoil have negatively affected our business and revenues and made forecasting more difficult, which could harm our financial condition; we have a history of losses in recent years and may not operate profitably in the future; our quarterly operating results are likely to fluctuate, which could cause us to fail to meet quarterly operating targets and result in a decline in our stock price; we earn a substantial portion of our revenue for each quarter in the last month of each quarter, which reduces our ability to accurately forecast our quarterly results and increases the risk that we will be unable to achieve previously forecasted results; we may need additional capital to fund our future operations and, if it is not available when needed, our business and financial condition may be harmed; pending and future litigation could materially harm our business, operating results and financial condition; the limitations of our director and officer liability insurance may materially harm our financial condition; our failure to improve our management information systems and internal controls could harm our business; we have experienced significant turnover of senior management and our current management team has been together for only a limited time, which could harm our business operations; retaining key management and employees is critical to our success; there is intense competition in the market for enterprise network equipment, which could prevent us from increasing our revenue and achieving profitability; we may be unable to expand our indirect distribution channels, which may hinder our ability to grow our customer base and increase our revenue; we expect the average selling prices of our products to decrease over time, which may reduce our revenue and gross margins; we use several key components for our products that we purchase from single or limited sources, and we could lose sales if these sources fail to fulfill our need on a timely basis; we depend upon a limited number of contract manufacturers for substantially all of our manufacturing requirements, and the loss of any of our primary contract manufacturers would impair our ability to meet the demands of our customers; and those additional risks and uncertainties discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under "Cautionary Statements" and elsewhere in this report. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date hereof. We expressly disclaim any obligation to publicly update or revise any such statements to reflect any change in these forward-looking statements, or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

      All references in this annual report to "Enterasys Networks," "we," "our," or "us" mean Enterasys Networks, Inc.

INTRODUCTION

      We design, develop, market and support comprehensive networking solutions designed to address the networking challenges facing global enterprises. Our solutions empower customers to use their internal networks and the Internet to facilitate the exchange of information, increase productivity and reduce operating costs, while maintaining security. Using our products, customers make information, applications and services readily available and customized to the needs of their employees, customers, suppliers, business partners and other network users. Our significant installed base of customers consists of commercial enterprises; governmental entities; healthcare, financial, educational and non-profit institutions; and various other organizations.

      We were founded in 1983 as a Delaware corporation and are listed on the New York Stock Exchange under the symbol "ETS." Our corporate headquarters is located at 50 Minuteman Road, Andover, MA 01810. Our telephone number is 978-684-1000, and our web site is located at www.enterasys.com. We make our periodic and current reports available, free of charge, on our web site as soon as reasonably practicable after these reports are filed with, or furnished to, the SEC. Aurorean(TM), Business-Driven Networks(TM), Enterasys Dragon(TM), Enterasys Matrix(TM), Enterasys Networks(R), Enterasys RoamAbout(TM), NetSight(R), RoamAbout(R), X-Pedition(TM) User Personalized Networking(TM) and Vertical Horizon(TM) are several of our trademarks.

SETTLEMENT OF SEC INVESTIGATION

      After the close of business on January 31, 2002, the SEC notified us that it had issued a "Formal Order of Private Investigation" relating to our financial accounting and reporting practices. We cooperated fully with the SEC during the investigation and, in February 2003, we reached a settlement of the SEC investigation. Without admitting or denying any allegations, we consented to an administrative order pursuant to which we agreed to cease and desist from future violations of the Securities and Exchange Act of 1934. In addition, we agreed to appoint, and did appoint in October 2002, an internal auditor reporting directly to the Audit Committee of our Board of Directors. No fines or civil penalties were imposed in connection with the settlement, and the settlement did not require any changes to our historical financial statements which were restated in our Form 10-K for the transition period ended December 29, 2001 filed with the SEC on November 26, 2002.

MANAGEMENT CHANGES

      Since April 2002, we have made numerous changes in our management as a result of employee reductions, resignations and, in some cases, terminations. In April 2002, William K. O'Brien was appointed Interim Chief Executive Officer and joined our Board of Directors, and Yuda Doron was appointed our President. In July 2002, the interim designation was removed from Mr. O'Brien's title. We also appointed a number of other senior officers in the period from March through October of 2002, including: Richard S. Haak, Jr. as our Chief Financial Officer, Mads Lillelund as our Executive Vice President of Worldwide Sales, Raymond G. Hunt as our Executive Vice President of Supply Chain, Kimberly A. Buxton as Vice President of Human Resources, Steven A. Caparco as Vice President and Controller, and Michael A. Barry as Director of Internal Audit. In December 2002, upon the expiration of his employment agreement with us, Mr. Doron resigned from the position of President and Mr. O'Brien assumed this position in addition to his duties as Chief Executive Officer. In January 2003, we appointed Laura Howard as our Executive Vice President of Worldwide Marketing and Product Management.

OUR SOLUTIONS

      Today's enterprises require comprehensive network solutions that provide users with real-time access to information as well as technology applications. For enterprises to remain competitive, information and applications must be securely available on-demand 24 hours a day, 7 days a week, from locations around the world. Networks must be accessible to a wide range of users, including employees, customers, vendors, partners and other users, across multiple network types, including hardware-based switching and routing infrastructures, support services, wireless access networks, and virtual private networks, or VPNs. In addition, networks increasingly must prioritize and route traffic to users and allocate bandwidth to specified applications based on business priorities instead of technology standards. Our networking solutions provide enterprises with the internal infrastructure and connectivity to meet these needs.

   BUSINESS-DRIVEN NETWORKS

      Our network solutions are business-driven, enabling enterprises by delivering enhancements in security, productivity and agility. Designed to meet the specific business needs of each unique customer, our business-driven networks incorporate our networking and security products, offering the ability to customize solutions within distinct vertical markets, and using products that are designed to grow with customers' evolving enterprises. We believe the ability to manage, use and protect information is important to our customers, and our solutions are designed to address these requirements by enabling on-demand access to information while maintaining network security and simplifying network administration. Our solutions offer the following benefits:

      Security. We believe network security is a fundamental concern for all enterprises. Our solutions offer a layered approach to security, integrating a wide range of security features, services and devices throughout the network, providing enterprise networks with protection from both external and internal security threats. Our solutions combine security products and technology, including intrusion detection systems, VPNs, encryption, firewalls and user authentication at all points of network access to enhance security at every level of the global enterprise network. We deliver purpose-built security devices and incorporate security features within many of our other networking products, such as our switches and routers.

      Productivity. We incorporate advanced design features in our products to improve productivity and ensure high levels of network availability at both the device and system levels, even during periods of heavy traffic. As a result, at the user level applications can run faster and more efficiently with the highest quality of service, which means users spend less time waiting for the network to respond and are able to accomplish more in less time. At the network administrator level, system-level management tools help to automate routine tasks and simplify network administration, freeing information technology staff to focus on strategic initiatives.

      Agility. Our wireless and VPN solutions increase network flexibility and mobility by providing network users with personalized access throughout the deployed network infrastructure and over the Internet. Using our solutions, network users can more quickly and dynamically respond to business opportunities, and network administrators, using our centralized management platform to view the network as a whole, are able to more swiftly react to events within the network.

      Customization. By personalizing the network and providing users with on-demand, secure access to information and network services, enterprises can create an organization that works and responds faster. Our business-driven network solutions feature our User Personalized Networking, or UPN, technology which allows enterprises to prioritize use of the network infrastructure and optimize network performance consistent with business priorities. UPN allows an enterprise to restrict bandwidth and access to specific applications, databases or servers by user, department, division or geographic location. This technology allows the network to authenticate and distinguish among different types of users and network traffic, enabling enterprises to create customized communications environments for individuals or groups of users. For example, an enterprise might allocate a significant portion of its network bandwidth to individuals in the finance group at the end of financial reporting cycles or allow visitors limited access to authorized applications, such as the Internet, while maintaining network security.

      Convergence and Expansion. Our products are designed to support the convergence of voice, video and data traffic as well as to provide for interoperability and cost-effective network expansion. Our products are designed to take advantage of the trend toward multi-service infrastructures that converge voice, video and data networks to meet business demands, and contain functionalities important to convergence such as the ability to securely switch and route network traffic, assign different priorities to different types of application-related traffic and audit network traffic usage. By basing our products on industry standards, our customers are able to operate our products with prior generations of our products and with standards-based products from other vendors, thereby reducing the operational costs often incurred maintaining a multi-vendor network. Our products also enable an enterprise to quickly and cost-effectively upgrade its network for additional users, greater capacity or the latest technology, thereby delivering long-term value to customers as their networking needs increase.

      HIGH-QUALITY CUSTOMER SUPPORT

      We believe high-quality comprehensive customer support is essential to building long-term customer relationships. Accordingly, we are committed to providing high-quality customer support to meet customer needs, and offer a comprehensive portfolio of support services, including pre-installation assessment, system installation and integration assistance, and post-installation maintenance and support services. Our support services are designed to help customers simplify network operation and maintenance, with the goal of maximizing network availability and performance.

OUR PRODUCTS

      Our products are classified into the following principal categories: multilayer switching, routing, wireless networking and security. We believe our products provide the key components that enable customers to build secure, high-performance, highly adaptable networking infrastructures. We design our products for customers of all sizes and types, from large multinational enterprises with many locations, thousands of employees and advanced communications requirements, to medium-sized businesses seeking to take advantage of the latest improvements in network communications. Our solutions and products are built with the common goal of reducing the cost and complexity of network administration and management.

      MULTILAYER SWITCHING

      Switches provide connectivity within a network. Designed to fit into any environment and grow with a customer's changing requirements, our Matrix and Vertical Horizon switches address the broad market for secure, high-speed connectivity to individual users and departments within the enterprise network. We expect to introduce a new series of our Matrix switches during 2003.

      Matrix switching products operate at multiple layers and comply with international standards to ensure that computer systems from different vendors can exchange data using common languages or protocols. While standard switches communicate over the data-link layer, or Layer 2, our Matrix switches have the flexibility to communicate at Layer 3, also called the network layer, providing the added security and control over network traffic that is associated with traditional software-based routers.

      Our Matrix switches use proprietary application-specific integrated circuits, or ASICs, which process data and information much faster than software-based routers while offering the desired security, network traffic control, performance, auditing and management services that enterprises require for day-to-day operation. Our Matrix switches are an integral part of our User Personalized Networking solution, enabling these switches to differentiate among network users and applications. This functionality, in conjunction with our NetSight Atlas Policy Manager software, allows our customers to deploy a network that is more aligned with their business priorities than more traditional networks.

      ROUTING

      Routers connect computer networks and transmit information from one network to another. Specifically designed for core routing in the enterprise network, our X-Pedition family of routers combines advanced features and functionality with wire-speed performance and essential security, while offering precise control over applications. Our routers also incorporate proprietary hardware-based ASIC designs that enable them to process information faster than software-based routers. Our routers are typically deployed in the core, or center, of the enterprise network, where security and traffic control are most important to enterprises. When linked to our multilayer Matrix switches, our X-Pedition routers provide a complete network solution, where both switches and routers share similar, complementary security and management features and communicate over Layer 3. This allows network administrators to better prioritize and more precisely control network usage, resulting in improved productivity and network availability throughout the enterprise.

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

      In 2002, we launched a series of WAN routers, the X-Pedition 1800 Series of security routers, or XSRs, specially designed for branch office locations. These routers combine high-performance routing, VPN capabilities, and a built-in firewall all in a single compact device, providing a simple, cost-effective solution for secure, high-speed networking. Later this year, we expect to introduce a new series of security routers specifically designed for regional office locations.

      WIRELESS NETWORKING

      Wireless local area networks enable mobile connectivity to the network. Our RoamAbout product family allows easy, secure, high-speed and economical access to the network from within enterprise buildings or campuses located within 25 miles of each other, using a mobile device such as a laptop or handheld computer. Our RoamAbout wireless networks function like standard wired Ethernet networks, but use radio frequencies instead of cables for network connection. Our RoamAbout access products power themselves over the existing Ethernet connection, allowing enterprises to deploy wireless local area networks without concern for the location of power supplies.

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

      SECURITY

      Virtually all of our products incorporate security features to prevent unauthorized access to the network using authentication procedures, encryption, and network monitoring. We believe our security solutions offer a high level of protection against both external and internal security threats. We also offer dedicated security devices and products, which include our Dragon, Netsight Atlas and Aurorean product lines. Our Dragon intrusion detection system, or IDS, detects a wide variety of security attacks using sophisticated algorithms and an extensive library of over 3,000 patterns. Our Dragon technology also offers an integrated management system for monitoring selected devices throughout the network, enabling an enterprise to quickly respond to security threats. NetSight Atlas is a multi-device management application that provides system level configuration and administration of our products within the enterprise network. Our Aurorean products provide VPN solutions for telecommuting, branch office and regional site connectivity and enable secure access to the enterprise network using dial-up, dedicated line, digital subscriber line or cable modem.

OUR SERVICES

      Our support services are designed to address our enterprise customers' unique needs, including initial network assessment and design, system installation and integration, and post-installation maintenance and technical support, with the goals of maximizing a customer's overall network availability and performance. We provide high-quality support for both standard and mission-critical network environments using the appropriate level of expertise and resources to supplement a customer's internal capabilities. To provide service at all levels, we complement our internal service staff with those of our channel partners.

      Our post-installation maintenance and technical support, or Availability Services, help customers minimize network interruption and downtime, and consist of the following options:

      - Extended Warranty consists of technical telephone support during our normal business hours, around the clock on-line support, and repair or replacement of failed products.

      - Technical Access Service represents around the clock technical telephone support and on-line support, access to upgrades and repair or replacement of failed products.

      - Express Parts Service includes Technical Access Service and express shipment of products and parts in the event of equipment failure.

      - On-Site Response includes all the features of our Express Parts Service and the on-site assistance of our customer support engineers.

SALES OVERVIEW

      We sell most of our products and services to our enterprise customers through stocking distributors and through channel partners such as systems integrators, value-added resellers, telecommunications service providers and managed security service providers. Our distributors sell our products to value-added resellers, system integrators and consultants, and provide us and these partners with inventory management, credit and collection, product shipment and other services. Our network of distributors allows us to sell to and support a wide range of channel partners across the world and in specific industries. We believe our reseller customers benefit from the broad service and product fulfillment capabilities these distributors offer. We generally give our distributors limited rights to rotate a portion of inventory, exchanging slower moving products for faster moving products, and to participate in various marketing programs designed to promote the sale of our products.

      Our channel partners identify, qualify and design optimal networking solutions to meet the needs of end-users and, as necessary, seek guidance from our sales and technical support personnel. We have established, and continue to establish, relationships with value-added resellers worldwide in order to increase our market penetration and leverage the expertise of these resellers in particular industries, applications and/or geographic areas. In addition, we have formed and continue to form relationships with system integrators that provide complete technology solutions, international reach, broad technology integration and development capabilities, and generally high-level service and outsourcing offerings. We also intend to establish relationships with large telecommunications service providers that offer data, voice and/or video communication services to businesses, governments, utilities and consumers and that will remarket our products to their installed customer base. Such service providers include regional, national and international telecommunications carriers, as well as Internet, cable and wireless service providers.

      International sales represent a significant portion of our business. We conduct sales operations primarily in four regions around the world including North America (United States and Canada), EMEA (Europe, Middle East and Africa), Asia Pacific (Asia and Australia), and Latin America (South America, Mexico and Caribbean). Key countries include the United States, Germany, the United Kingdom, France, Italy, Spain, Japan, Australia, Korea and China. North America has the highest level of direct sales followed by EMEA. Asia Pacific and Latin American sales are generated primarily through channel partners. In the fiscal year ended December 28, 2002, sales to customers outside of North America, including exports, accounted for approximately 43% of our consolidated net revenue, compared to approximately 50% for the ten-month transition period ended December 29, 2001 and 47% for fiscal year 2001.

MARKETING

      Our marketing objectives are to build awareness and acceptance of our brand and products, create demand for our products and solutions, develop successful channel partnerships to improve our market coverage and grow new business, and provide education and training to customers and partners. To accomplish these objectives, we market our products using direct advertising, indirect publicity, press releases, publication of educational articles in industry journals, and participation in industry roundtables and speaker venues. We also maintain relationships with industry analysts, such as Gartner, Current Analysis, IDC and Meta Group, that produce and distribute industry information and product analysis to customers.

      We use a number of marketing programs to promote new products and solutions to our installed customer base and prospective customers. These programs include participation in prominent industry trade shows, co-sponsorship of seminar series with other industry leaders and communication of virtual advertorials to broad audiences, as well as a number of local and field-based customer and tradeshow activities in targeted geographic regions. Our channel partners and distributors extend our direct marketing efforts to our current and prospective customers. We provide some of these partners with marketing funds to facilitate their marketing efforts and have developed various incentive programs designed to encourage these partners to market and sell our products.

      We believe our training programs provide us with the ability to educate and inform our partners and end-user customers about our products and new product developments. We have launched a number of new programs to advance the delivery of these programs. For example, during 2002, we introduced a new virtual classroom and certification program to enable users to participate in our training programs remotely.

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

      During the fiscal year ended December 28, 2002, two distributors, Tech Data and Ingram Micro, accounted for approximately 17% and 12% of total revenue, respectively. No individual direct sales customer accounted for more than 10% of total revenue. During the ten months ended December 29, 2001, Azlan Group PLC, a European distributor, and Tech Data accounted for approximately 14% and 10% of total revenue, respectively. During the year ended March 3, 2001, no individual direct sales customer, distributor or channel partner accounted for more than 10% of our total revenue. Our top ten direct sales customers, distributors and channel partners represented in the aggregate, approximately 62% of our total revenue for the fiscal year ended December 28, 2002, 56% for the ten month-period ended December 29, 2001 and 32% for the fiscal year ended March 3, 2001, reflecting our increased use of distributors and channel partners.

      During the fiscal year ended December 28, 2002, the ten months ended December 29, 2001 and the fiscal year ended March 3, 2001, the United States federal government accounted for approximately 11%, 13% and 10% of net revenue, respectively; however, our sales to the United States federal government are distributed across a wide variety of government departments and agencies and, therefore, we do not believe our revenues would be materially impacted by fluctuations in federal government spending.

COMPETITION

      The market for enterprise network communications products is very competitive, subject to rapid technological change and significantly affected by new product introductions and other market activities of industry participants. This market is dominated by several large companies, both domestically and internationally, many of which, in particular Cisco Systems, have substantially greater market share than other competitors, including us. The remainder of the network communications products market is highly fragmented. Our principal competitors include Alcatel, Avaya, Cisco Systems, Extreme Networks, Foundry Networks, Hewlett-Packard, Nortel Networks and 3Com, although we also experience competition from a number of smaller public and private companies. Prospective customers may be reluctant to replace or expand their current infrastructure solutions, which may have been supplied by one or more of these established competitors, with our products.

      We believe that the principal competitive factors in the enterprise networking market are:

      - provision of effective and reliable customer solutions and service offerings;

      -     technology leadership;

      - compatibility with industry standards, other vendor products and prior generations;

      - price of products, total cost of ownership and cost to change vendors;

      -     access to customers and size of installed customer base; and

      -     customer service and support.

      We believe that we compete favorably with our competitors on the basis of the foregoing factors; however, we operate in an extremely competitive marketplace and may not compete favorably on the basis of one or more of these factors in the future. We intend to compete by investing in product development, expanding our customer base, developing our name recognition and branding, and focusing on operating efficiencies. Because certain of our competitors have greater name recognition, larger installed customer bases and greater financial, technical, sales, marketing and other resources, they may have greater access to customers, the ability to more aggressively adjust product pricing, and greater resources to devote to product development.

MANUFACTURING AND COMPONENTS

      We outsource the manufacture of our products to third party contractors that provide comprehensive services, including procurement of raw materials and components, assembly and repair work. Our contract manufacturers use automated testing equipment to perform inspection testing and use statistical process controls to assure the quality and reliability of our products. Our engineering and supply chain management personnel work closely with our contract manufacturers to ensure that products are manufactured to specifications and supplied on a timely basis. We design and develop the key components of our products, including ASICs and printed circuit boards. We also determine the components that are incorporated in our products and select the appropriate suppliers of these components. In addition, we conduct quality assurance, manufacturing engineering, document control and test development.

      Flextronics International, Ltd. is one of our primary contract manufacturers. Flextronics manufactures our products primarily at its newly constructed facility in Portsmouth, NH as well as at its facility in Cork, Ireland. Our contract with Flextronics expired in February 2002. Since that time, we have been operating under extensions of the expired contract that include modifications primarily to provide us with more flexibility with respect to production lead times and payment. In addition, we have been negotiating a new manufacturing agreement with Flextronics.

      We also contract with Accton Technology Corporation, which manufactures certain of our products at its facility in Taiwan. Our agreement with Accton renews for successive one year periods unless terminated by written notice from either party at least ninety days prior to the expiration of the then current term of the contract.

      We source several key components used in the manufacture of our products that may be considered custom or unique, including ASICs, from single or limited sources and are dependent upon these sources to meet our needs. These custom components typically require longer lead times in order to minimize the impact of shortages and delays. Although we may have encountered shortages and delays in obtaining custom components in the past, we do not believe that such shortages have impaired our ability to provide products to customers on a timely basis. Historically, we have relied heavily on custom components and components that are not used across multiple products, resulting in excess raw materials and finished goods inventory. We continuously seek to incorporate fewer custom components in our products and use more common components across multiple products.

RESEARCH AND DEVELOPMENT

      The networking industry is highly competitive and subject to evolving industry standards and technological advancements. We believe that strong product development capabilities are essential to our strategy of enhancing our core technology, which we use across multiple product lines, and developing new and enhanced products to maintain our competitiveness in the enterprise network market. Accordingly, our research and development efforts are focused on improving our existing products and developing innovative products that meet the evolving networking needs of enterprises.

      As of December 28, 2002, we had approximately 465 engineers in our research and development organization, located in five research and development facilities in the United States and Canada. Our research and development organization has produced an international patent portfolio that allows us to implement advanced technologies within our network solutions. Our engineers and technologists are active in key industry standards organizations, and have leadership roles in several, allowing us to better understand and influence technological developments in the networking industry. We also have relationships with leading component suppliers, including Intel, IBM, Broadcom, Motorola, Marvell and LSI, which provide us with early insight into new technologies.

      We have made and will continue to make a substantial investment in research and development. We plan to continue to investing in emerging technologies for use in existing and future products primarily through internal efforts as well as through alliances and acquisitions. However, we cannot assure you that our investment in research and development will enable us to successfully develop new and enhanced products or maintain our competitiveness in the enterprise networking market. For the fiscal year ended December 28, 2002, the ten-month transition period ended December 29, 2001, and the fiscal year ended March 3, 2001, we spent approximately $85 million, $76 million and $82 million, respectively, on research and development.

INTELLECTUAL PROPERTY

      We generally rely on a combination of patent, copyright, trademark and trade secret laws and contractual restrictions to establish and protect our technology. As of December 28, 2002, we had a total of 658 issued patents and an additional 131 patents pending for examination worldwide. Our products are also protected by trade secret and copyright laws of the United States and other jurisdictions. However, these legal protections provide only limited protection. Further, the market for network communications solutions is subject to rapid technological change. Accordingly, while we intend to continue to protect our proprietary rights where appropriate, we believe that our success in maintaining a technology leadership position is more dependent on the technical expertise and innovative abilities of our personnel than on these legal protections.

      Despite our efforts to protect our proprietary technology, we cannot assure you that the steps we take will be adequate to prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. The laws of many countries do not protect proprietary technology as extensively as the laws of the United States. We may need to resort to litigation in the future to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of our proprietary rights or those of others. We are also subject to the risk of adverse claims and litigation alleging infringement of the intellectual property rights of others. Any resulting litigation could result in substantial costs and diversion of management and adverse effect on our business and financial condition.

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

EMPLOYEES

      As of December 28, 2002, we had approximately 1,627 full-time employees, compared with approximately 2,300 full-time employees as of December 29, 2001, excluding all employees associated with businesses accounted for as discontinued operations. The decrease in the number of employees was largely a result of the termination of employees in accordance with our cost reduction initiatives. Our employees are not represented by a union or other collective bargaining agent and we consider our relations with our employees to be good.

ITEM 2. PROPERTIES

      We lease several facilities, including our corporate headquarters, a 152,000 square foot facility in Andover, Massachusetts. We also lease a 110,000 square foot warehousing and distribution center located in Rochester, NH, a 75,000 square foot warehousing and distribution center located in Shannon, Ireland, and a 32,000 square foot building in Toronto, Canada. We lease a 47,000 square foot facility in Portsmouth, New Hampshire and a 41,000 square foot building in Salt Lake City, Utah. Remaining leased sales offices range from 1,000 to 28,000 square feet.

      We own two buildings totaling 210,750 square feet in Rochester, New Hampshire. These buildings accommodate certain engineering, information technology and customer support departments.

      We are continuing efforts to consolidate and reduce our worldwide facilities and as a part of this process may pursue the sale, lease or sublease of one or more of our existing facilities.

ITEM 3. LEGAL PROCEEDINGS

      In the normal course of our business, we are subject to proceedings, litigation and other claims. Litigation in general, and securities and intellectual property litigation in particular, can be expensive and disruptive to our normal business operations. Moreover, the results of litigation are difficult to predict. Described below are material legal proceedings in which we are involved. The uncertainty associated with these and other unresolved or threatened legal actions could adversely affect our relationships with existing customers and impair our ability to attract new customers. In addition, the defense of these actions may result in the diversion of management's resources from the operation of our business, which could impede our ability to achieve our business objectives. The unfavorable resolution of any specific action could materially harm our business, operating results and financial condition, and could cause the price of our common stock to decline significantly. See also "Cautionary Statements - Although concluded, the lingering effects of the SEC investigation and our accounting restatements could materially harm our business, operating results and financial condition" and "Cautionary Statements - Pending and future litigation could materially harm our business, operating results and financial condition."

      Securities Class Action in the District of Rhode Island. Between October 24, 1997 and March 2, 1998, nine shareholder class action lawsuits were filed against us and certain of our officers and directors in the United States District Court for the District of New Hampshire. By order dated March 3, 1998 these lawsuits, which are similar in material respects, were consolidated into one class action lawsuit, captioned In re Cabletron Systems, Inc. Securities Litigation (C.A. No. 97-542-SD). The case has been assigned to a judge of the District of Rhode Island sitting by designation in the District of New Hampshire. The complaint alleges that we and several of our officers and directors disseminated materially false and misleading information about our operations and acted in violation of Section 10(b) and Rule 10b-5 of the Exchange Act during the period between March 3, 1997 and December 2, 1997. The complaint further alleges that certain officers and directors profited from the dissemination of such misleading information by selling shares of our common stock during this period. The complaint does not specify the amount of damages sought on behalf of the class. In a ruling dated May 23, 2001, the district court dismissed this complaint with prejudice. The plaintiffs appealed that ruling to the First Circuit Court of Appeals, and, in a ruling issued on November 12, 2002, the Court of Appeals reversed and remanded the case to the District Court for further proceedings. On January 17, 2003, the defendants filed an answer denying all material allegations of the complaint. If plaintiffs prevail on the merits of the case, we could be required to pay substantial damages.

      Securities Class Action in the District of New Hampshire. Between February 7 and April 9, 2002, six class action lawsuits were filed in the United States District Court for the District of New Hampshire. Defendants are us, former chairman and chief executive officer Enrique Fiallo and former chief financial officer Robert Gagalis. By orders dated August 2, 2002 and September 25, 2002, these lawsuits, which are similar in material respects were consolidated into one class action lawsuit, captioned In re Enterasys Networks, Inc. Securities Litigation (C.A. No. 02-CV-71). On December 9, 2002, the plaintiffs filed an amended consolidated complaint, adding two additional defendants, Piyush Patel, former chief executive officer of Cabletron Systems, Inc. ("Cabletron") and David Kirkpatrick, former chief financial officer of Cabletron. The amended complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 there under. Specifically, plaintiffs allege that during periods spanning from June 28, 2000 and August 3, 2001 and in the period between August 6, 2001 and February 1, 2002, defendants issued materially false and misleading financial statements and press releases that overstated the our revenues, income, and cash, and understated our net losses, because we purportedly recognized revenue in violation of Generally Accepted Accounting Principles ("GAAP") and the our own accounting policies in connection with various sales and/or investment transactions. The complaints seek unspecified compensatory damages in favor of the plaintiffs and the other members of the purported class against all of the defendants, jointly and severally as well as fees, costs and interest and unspecified equitable relief. On February 10, 2003, we filed a motion to dismiss the amended complaint. On March 7, each of the individual defendants filed motions to dismiss the amended COMPLAINT. If plaintiffs prevail on the merits of the case, we could be required to pay substantial damages.

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

      Settlement of SEC Investigation. After the close of business on January 31, 2002 the SEC notified us that it had commenced a "Formal Order of Private Investigation" into our financial accounting and reporting practices. We cooperated fully with the SEC during the investigation and, in February 2003, we settled the SEC investigation. Without admitting or denying any allegations, we consented to an administrative order pursuant to which we agreed to cease and desist from future violations of the Securities and Exchange Act of 1934. In addition, we agreed to appoint, and did appoint in October 2002, an internal auditor reporting directly to the Audit Committee of our Board of Directors. No fines or civil penalties were imposed in connection with the settlement, and the settlement did not require any changes to our historical financial statements which were restated in our Form 10-K for the transition period ended December 29, 2001 filed with the SEC on November 26, 2002.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      We held our annual meeting of shareholders on December 20, 2002. At this meeting our shareholders voted upon the election of Class I Directors with the accompanying results:

                                       NUMBER OF        NUMBER OF VOTES
                  NAME                 VOTES FOR       WITHHELD AUTHORITY
            --------------             ---------       ------------------
            Paul R. Duncan ....       171,062,699          1,347,646
            Edwin A. Huston....       171,067,787          1,342,558

      Shareholders also voted upon an amendment to our 1998 Equity Incentive Plan to increase the number of shares of our common stock authorized for issuance thereunder by 5,000,000 with the accompanying results:

                  NUMBER OF            NUMBER OF             NUMBER OF
                  VOTES FOR          VOTES AGAINST        VOTES ABSTAINING
                  ---------          -------------        ----------------
                 142,616,315           29,636,431            157,599

      Shareholders also voted upon the adoption of our 2002 Employee Stock Purchase Plan with the accompanying results:

                  NUMBER OF             NUMBER OF          NUMBER OF
                  VOTES FOR           VOTES AGAINST     VOTES ABSTAINING
                  ---------           -------------     ----------------
                 168,813,375            3,421,689            175,281

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

STOCK PRICE HISTORY

      The following table sets forth the high and low sale prices for our Common Stock as reported on the New York Stock Exchange (symbol -- "ETS" since August 6, 2001 and symbol "CS" prior to August 6, 2001) during the last two fiscal years.

                   YEAR ENDED DECEMBER 28, 2002                    HIGH       LOW
       ----------------------------------------------------     ----------  -------
       First quarter ended March 30, 2002..................     $   11.20   $  3.50
       Second quarter ended June 29, 2002..................          4.25      1.02
       Third quarter ended September 28, 2002..............          1.69      0.80
       Fourth quarter ended December 28, 2002..............     $    1.82   $  0.81


                TEN MONTHS ENDED DECEMBER 29, 2001                 HIGH       LOW
       ----------------------------------------------------     ----------  -------
       First quarter ended June 2, 2001....................     $   22.00   $ 10.61
       Second quarter ended September 1, 2001..............         24.38      8.50
       Third quarter ended September 29, 2001..............         10.27      4.90
       Fourth quarter ended December 29, 2001..............     $   11.91   $  5.90

      As of March 12, 2003, we had approximately 2,500 stockholders of record. We have not paid dividends on our common stock, and do not anticipate paying dividends in the future. We expect we will continue to reinvest any earnings to finance future growth.

      Our stock price history prior to August 6, 2001 reflects our value including value inherent in our interest in Riverstone Networks, Inc. Riverstone made an initial public offering of its common stock in February 2001, and we distributed Riverstone's common stock to our stockholders on August 6, 2001. The price per share of our common stock dropped $7.00 from the market close of $20.75 on the day prior to our distribution of our Riverstone shares to $13.75 at the opening trade on the day immediately following our distribution of Riverstone shares.

EQUITY COMPENSATION PLAN INFORMATION

      The following table provides information about our equity compensation plans as of December 28, 2002.

                                                                                                                       (C)
                                                                                                              NUMBER OF SECURITIES
                                                                        (A)                                    REMAINING AVAILABLE
                                                               NUMBER OF SECURITIES            (B)                FOR ISSUANCE
                                                                TO BE ISSUABLE UPON     WEIGHTED-AVERAGE          UNDER EQUITY
                                                                    EXERCISE OF         EXERCISE PRICE OF      COMPENSATION PLANS
                                                               OUTSTANDING OPTIONS,        OUTSTANDING             (EXCLUDING
                                                                   WARRANTS AND         OPTIONS, WARRANTS     SECURITIES REFLECTED
PLAN CATEGORY                                                       RIGHTS (#)           AND RIGHTS ($)         IN COLUMN(A)) (#)
-------------                                                -----------------------  --------------------    ---------------------
Equity Compensation Plans
  Approved by Security Holders........................             8,251,166(1)            $    2.77                14,473,590(2)
Equity Compensation Plans Not
  Approved by Security Holders........................            21,519,984(3)            $    3.33(4)                      0
                                                                 -----------                                     -------------
Total.................................................            29,771,150               $    3.18                14,473,590
                                                                  ==========                                     =============

----------
(1) Of this amount, 50,000 were issued under the Directors Option Plan, 747,238 were issued under the 1989 Employee Stock Purchase Plan, and 7,453,928 were issued under the 1998 Equity Incentive Plan.

(2) Of this amount, 9,473,590 shares were available for issuance under the 1998 Equity Incentive Plan and 5,000,000 shares were available for issuance under the 2002 Employee Stock Purchase Plan.

(3) Of this amount, 20,619,984 shares were issued under the 2001 Equity Incentive Plan and 900,000 shares were issued under the 2002 Stock Option Plan for Eligible Executives. No additional options may be granted under these plans. Options issued under the 2001 Equity Incentive Plan were issued in connection with the merger of our subsidiary, then known as Enterasys Networks, Inc., (the "Enterasys Subsidiary") with and into us in August 2001, replacing options previously outstanding under the Enterasys Subsidiary 2000 Equity Incentive Plan. In exchange for previously outstanding options, and subject to their agreement to forfeit any pre-existing options to purchase our stock, holders of Enterasys Subsidiary options were granted options to purchase 1.39105 shares of our stock for each share of the Enterasys Subsidiary covered by the previously outstanding options. The 2002 Stock Option Plan for Eligible Executives and the Enterasys 2001 Equity Incentive Plan are each described below in more detail.

(4) The replacement options were granted at an exercise price equal to the exercise price of the original Enterasys Subsidiary Plan options, divided by 1.39105 to reflect the effect of the merger.

      ENTERASYS 2002 STOCK OPTION PLAN FOR ELIGIBLE EXECUTIVES

      On April 5, 2002, our Board of Directors adopted the Enterasys 2002 Stock Option Plan for Eligible Executives (the "2002 SOPEE") solely for the purpose of granting options in connection with the acceptance by certain executives of offers of employment with us. Pursuant to the 2002 SOPEE, up to 900,000 shares of common stock may be issued pursuant to the exercise of stock options granted under the plan. Options granted under the plan vest over a period of 12 months, or sooner if certain performance targets outlined in the plan are met, and expire ten years from the date of grant. Upon termination of employment, the unvested portion of these options terminates and the remainder remains exercisable until the later to occur of the one-year anniversary or the date of termination or December 31, 2004. At December 28, 2002, options to purchase all 900,000 shares were outstanding. This plan is not required to be, and has not been, approved by our stockholders.

      ENTERASYS 2001 EQUITY INCENTIVE PLAN

      On July 30, 2001, our Board of Directors adopted the Enterasys 2001 Equity Incentive Plan (the "2001 EIP") solely for the purpose of granting options to purchase shares of our stock in replacement for options to purchase shares of the Enterasys Subsidiary. No additional options may be granted under this plan. Pursuant to the 2001 EIP, each option vests and becomes exercisable at the same time or times, and subject to the same conditions, as the original Enterasys Subsidiary option to which the option relates. Accordingly, the options expire ten years from the date of grant of the original Enterasys Subsidiary option and generally vest as to one-quarter of the shares subject to the options one year from the date of grant of the original Enterasys Subsidiary option with monthly vesting of the remainder ratably over the following three years. Upon termination of employment, the unvested portion of these options terminates and the remainder remains exercisable for ninety days from the date of termination. This plan is not required to be, and has not been, approved by our stockholders.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

      The following table sets forth selected consolidated financial data for the fiscal year ended December 28, 2002, the ten-month transition period ended December 29, 2001 and the fiscal years ended March 3, 2001, February 29, 2000 and February 28, 1999, which has been derived from our Consolidated Financial Statements. For a detailed analysis of the fiscal year ended December 28, 2002, the ten-month period ended December 29, 2001 and the fiscal year ended March 3, 2001, please refer to "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8 -- Consolidated Financial Statements and Supplementary Financial Data."

                                                            TEN MONTHS                           YEAR ENDED
                                             YEAR ENDED        ENDED           -------------------------------------------------
                                            DECEMBER 28,    DECEMBER 29,         MARCH 3,         FEBRUARY 29,      FEBRUARY 28,
                                                2002          2001 (1)           2001(1)            2000 (1)          1999(1)
                                            ------------    ------------       ------------       ------------      ------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF
  OPERATIONS DATA:
Net revenue:
  Enterasys segment .....................   $    484,797    $    394,545       $    704,665       $    638,235      $    637,895
  Other segment (2) .....................             --              --             69,702            712,462           740,838
                                            ------------    ------------       ------------       ------------      ------------
  Total net revenue .....................        484,797         394,545            774,367          1,350,697         1,378,733
                                            ------------    ------------       ------------       ------------      ------------
Gross margin ............................        209,795          44,169            342,600            597,698           587,957

Research and development ................         85,019          76,471             81,723            131,852           158,819
Selling, general and administrative .....        234,960         284,735            335,303            348,922           378,430
Amortization of intangible assets .......          8,708          32,366             23,176             28,952            27,978
Stock-based compensation ................          2,644          30,572              1,442                 --                --
Special charges .........................         31,978          47,168             63,187             21,096            84,505
Impairment of intangible assets .........             --         104,147             14,104             12,318                --
                                            ------------    ------------       ------------       ------------      ------------
  Total operating expenses ..............        363,309         575,459            518,935            543,140           649,732
                                            ------------    ------------       ------------       ------------      ------------
    Income (loss) from operations .......       (153,514)       (531,290)          (176,335)            54,558           (61,775)
Interest income, net ....................          8,347          17,672             29,981             18,614            15,203
Other income (expense), net .............        (42,625)        (41,209)          (557,355)           746,282                92
                                            ------------    ------------       ------------       ------------      ------------
   Income (loss) from continuing
    operations before income taxes
    and cumulative effect of a change
    in accounting principle .............       (187,792)       (554,827)          (703,709)           819,454           (46,480)
Income tax expense (benefit) ............        (85,247)         60,242            (98,187)           317,185            (2,659)
                                            ------------    ------------       ------------       ------------      ------------
   Income (loss) from continuing
    operations before cumulative
    effect of a change in accounting
    principle ...........................   $   (102,545)   $   (615,069)      $   (605,522)      $    502,269      $    (43,821)
                                            ============    ============       ============       ============      ============
Income (loss) from continuing
  operations available to common
  shareholders per common share:
  Basic .................................   $      (0.57)   $      (3.24)      $      (3.40)      $       2.83      $      (0.26)
                                            ============    ============       ============       ============      ============
  Diluted ...............................   $      (0.57)   $      (3.24)      $      (3.40)      $       2.66      $      (0.26)
                                            ============    ============       ============       ============      ============

                                            DECEMBER 28,    DECEMBER 29,         MARCH 3,         FEBRUARY 29,      FEBRUARY 28,
                                                2002            2001               2001               2000              1999
                                            ------------    ------------       ------------       ------------      ------------
   (IN THOUSANDS)
   CONSOLIDATED BALANCE SHEET DATA:
   Working capital(3) ...................   $     28,299    $    134,324       $    848,179       $    469,364      $    365,669
   Total assets .........................   $    578,040    $    750,038       $  1,733,514       $  3,121,705      $  1,517,778
   Redeemable convertible preferred stock   $         --    $     61,789       $    109,589       $         --      $         --
   Stockholders' equity .................   $    245,950    $    329,704       $  1,214,319       $  2,147,439      $  1,058,932

----------
(1) Certain marketing development costs paid to channel partners have been reclassified for the periods noted above to comply with EITF No. 00-25 as further defined by EITF No. 01-9, which the Company adopted in the first quarter of fiscal year 2002. Product revenue was reduced by $20.7 million, $9.3 million and $4.3 million, cost of revenue was reduced by $28.1 million, $14.7 million and $7.0 million and selling, general and administrative expense was increased by $7.4 million, $5.4 million and $2.7 million for the ten month period ended December 29, 2001, the year ended March 3, 2001 and the year ended February 29, 2000, respectively. The above reclassification had no impact on income (loss) from continuing operations available to common stockholders in total or on a per share basis. The results for the fiscal year ended February 28, 1999 have not been reclassified because it was impracticable to do so due to a lack of available information.

(2) The Other Segment included the revenue and cost of revenue relating to non-standards-based products.

(3) Including current portion of redeemable convertible preferred stock of $94.8 million at December 28, 2002.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      You should read the following discussion in conjunction with the section below titled "Cautionary Statements," our Consolidated Financial Statements and related Notes, and other financial information appearing elsewhere in this annual report on Form 10-K. Our current fiscal year consists of the twelve-month period ended December 28, 2002 which we refer to as "fiscal year 2002" throughout this Item 7. Our prior fiscal period consists of the ten-month transition period from March 4, 2001 through December 29, 2001 which we refer to as "transition year 2001" throughout this Item 7. For fiscal years prior to transition year 2001, our fiscal year ended on the Saturday closest to the last calendar day of February in each year. We refer to the twelve-month period ended March 3, 2001 as "fiscal year 2001" throughout this Item 7.

BUSINESS OVERVIEW

      We design, develop, market and support comprehensive networking solutions to address the networking challenges facing global enterprises. Our solutions empower customers to use their internal networks and the internet to facilitate the exchange of information, increase productivity and reduce operating costs, while maintaining security. Using our products, customers make information, applications and services readily available and customized to the needs of their employees, customers, suppliers, business partners and other network users. Our significant installed base of customers consists of commercial enterprises; governmental entities; health care, financial, educational and non-profit institutions; and other various organizations.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

      Our significant accounting policies are described in Note 2 to the consolidated financial statements included in Item 8 of this annual report on Form 10-K. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience, current conditions and various other assumptions that are believed to be reasonable under the circumstances. The markets for our products are characterized by rapid technological development, intense competition and frequent new product introductions, any of which could affect the future realizability of our assets. Estimates and assumptions are reviewed on an ongoing basis and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Actual results could differ from those estimates under different assumptions or conditions. We believe the following critical accounting policies impact our judgments and estimates used in the preparation of our consolidated financial statements.

      Revenue Recognition. Our revenue is comprised of product revenue, which includes revenue from sales of our switches, routers, and other network equipment and software, and services revenue, which includes maintenance, installation, and system integration services. Our revenue recognition policy follows SEC Staff Accounting Bulletin No. 101,"Revenue Recognition in Financial Statements," and Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition," as amended by SOP No. 98-9, "Modification of SOP No. 97-2, Software Recognition, With Respect to Certain Transactions." We generally recognize product revenue from our end-user and reseller customers at the time of shipment, provided that persuasive evidence of an arrangement exists, the price is fixed or determinable and collectibility of sales proceeds is reasonably assured. When significant obligations remain after products are delivered, such as for system integration or customer acceptance, revenue and related costs are deferred until such obligations are fulfilled. Software revenue is deferred in instances when vendor specific objective evidence ("VSOE") of fair value of undelivered elements is not determinable. VSOE of fair value is the price charged when the element is sold separately. Revenue from service obligations under maintenance contracts is deferred and recognized on a straight-line basis over the contractual period, which is typically twelve months.

      Beginning in September 2001, we determined that we could no longer estimate the amount of future product returns from stocking distributors located in the United States and Europe. We now recognize revenue from these distributors when they ship our products to our customers. We record payments from these distributors as customer advances and billings in excess of revenues when they pay for our products in advance of shipments to their customers. Beginning in fiscal year 2001, we began recording revenue from certain distributors and resellers located in Asia Pacific and Latin America when they paid us, due to existing practices related to the distributor/reseller relationships.

      We provide an allowance for sales returns based on return policies and return rights granted to our customers and historical returns. We also provide for pricing allowances in the period when granted. These allowances have been recorded as a reduction of net revenue in the accompanying consolidated statements of operations.

      Allowance for Doubtful Accounts and Notes Receivable. We estimate the collectibility of our accounts receivable and notes receivable and the related amount of bad debts that may be incurred in the future. The allowance for doubtful accounts results from an analysis of specific customer accounts, historical experience, customer concentrations, credit ratings and current economic trends. The allowance for notes receivable is based on specific customer accounts.

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

      Valuation of Goodwill. Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. On December 30, 2001, we adopted Financial Accounting Standards Board ("FASB") Statement of Financial Standards ("SFAS") No. 142 and discontinued amortizing goodwill. Existing and future acquired goodwill will be subject to an annual impairment test using a fair-value-based approach. In assessing the fair value of goodwill, we made projections regarding future cash flow and other estimates. If these projections or other estimates change in the future, we may be required to record an impairment charge. Prior to the adoption of SFAS No. 142, we amortized goodwill on a straight-line basis over their respective useful lives that ranged from three to ten years.

      Valuation of Long-lived Assets. Long-lived assets are comprised of property, plant and equipment and intangible assets with definite lives. We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable through projected undiscounted cash flows expected to be generated by the asset. When we determine that the carrying value of intangible assets and fixed assets may not be recoverable, we measure impairment by the amount by which the carrying value of the asset exceeds the related fair value. Estimated fair value is generally based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the business underlying the asset in question.

      Valuation of Investments. We have certain minority investments in debt and equity securities of companies that were acquired for cash and in non-monetary transactions whereby we exchanged inventory or product credits for preferred or common stock or convertible notes. We review investments for potential impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Such events include declines in the investees' stock price in new rounds of financing, market capitalization relative to book value, bankruptcy or insolvency, and deterioration in the financial position or results of operations. Appropriate reductions in carrying value are recognized in other income (expense), net in the consolidated statements of operations.

      Restructuring Reserves. We have periodically recorded restructuring charges in connection with our plans to reduce the cost structure of our business. These restructuring charges, which reflect management's commitment to a termination or exit plan that will be completed within twelve months, require management's judgement and may include severance benefits and costs for future lease commitments or excess facilities, net of estimated future sublease income. In determining the amount of the facility exit costs, we are required to estimate such factors as future vacancy rates, the time required to sublet properties and sublease rates. These estimates are reviewed and potentially revised on a quarterly basis based on known real estate market conditions and the credit worthiness of subtenants, resulting in revisions to established facility reserves. If the actual cost incurred exceeds the estimated cost, an additional charge to earnings will result. If the actual cost is less than the estimated cost, a reduction to special charges will be recognized in the statement of operations.

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

      Summary of Critical Estimates Included in Our Consolidated Results of Operations. The following table summarizes the impact on our results of operations arising from our critical accounting estimates:

                                                          FISCAL YEAR  TRANSITION YEAR   FISCAL YEAR
(IN MILLIONS)                                                 2002            2001           2001
-------------                                             -----------  ---------------   -----------
Provision for doubtful accounts and notes receivable        $  (0.9)        $  18.6        $  47.8
Provision for excess and obsolete inventory ........           17.9            72.9           44.7
Impairment of goodwill .............................             --           104.1           12.8
Impairment of long-lived assets ....................             --              --            1.3
Impairment of investments ..........................           22.1            65.9           17.2
Restructuring charges ..............................           32.0            22.7           24.3
Deferred tax asset valuation provision .............           19.8           260.0          173.2
                                                            -------         -------        -------
  Total ............................................        $  90.9         $ 544.2        $ 321.3
                                                            =======         =======        =======

RESULTS OF OPERATIONS

      The table below sets forth the principal line items from our consolidated statements of operations, each expressed as percentages of net revenue for the three years ended December 28, 2002:

                                                          FISCAL YEAR   TRANSITION YEAR  FISCAL YEAR
                                                              2002            2001           2001
                                                          -----------   ---------------  -----------
Net revenue:
   Product .........................................           71.5%           65.4%          77.4%
   Services ........................................           28.5            34.6           22.6
                                                            -------         -------        -------
    Total revenue ..................................          100.0           100.0          100.0
                                                            -------         -------        -------
Cost of revenue:
   Product .........................................           66.7           117.4           62.7
   Services ........................................           31.6            34.8           32.0
                                                            -------         -------        -------
    Total cost of revenue ..........................           56.7            88.8           55.8
                                                            -------         -------        -------
 Gross margin:
    Product gross margin ...........................           33.3           (17.4)          37.3
    Services gross margin ..........................           68.4            65.2           68.0
                                                            -------         -------        -------

   Total gross margin ..............................           43.3            11.2           44.2
                                                            -------         -------        -------

Research and development ...........................           17.5            19.4           10.5
Selling, general and administrative ................           48.5            72.2           43.3
Amortization of intangible assets ..................            1.8             8.2            3.0
Stock-based compensation ...........................            0.6             7.7            0.2
Special charges ....................................            6.6            12.0            8.2
Impairment of intangible assets ....................             --            26.4            1.8
                                                            -------         -------        -------
      Total operating expenses .....................           75.0           145.9           67.0
                                                            -------         -------        -------

      Loss from operations .........................          (31.7)%        (134.7)%        (22.8)%
                                                            =======         =======        =======

COMPARISON OF FISCAL YEAR 2002 WITH TRANSITION YEAR 2001

Overview

      For fiscal year 2002, we incurred a net loss from continuing operations available to common shareholders of $115.5 million primarily due to special charges of $32.0 million associated with our cost reduction initiatives; charges for excess and obsolete inventory of $17.9 million; investment write-downs of $22.1 million; expenses associated with the SEC investigation, our internal review and associated stockholder litigation of approximately $21.0 million; increased independent audit expenses of $13.5 million; and the fact that our fixed overhead cost structure was too high to achieve break-even profitability at quarterly revenue levels of approximately $120 million partially offset by the income tax benefit recognized of $85.2 million.

      The cost reduction initiatives undertaken during fiscal year 2002 were designed to lower our use of cash significantly, while at the same time preserve our ability to support future growth. The special charges associated with these initiatives were restructuring charges consisting of facility exit costs of $6.2 million and employee severance costs of $25.8 million. Going forward, we expect to further reduce our overhead costs through a combination of process improvements, workforce attrition and further reductions in excess office space. Partially offsetting these costs reductions will be the costs associated with the pending shareholder litigation and compliance with the Sarbanes-Oxley Act of 2002.

Net Revenue

      Net revenue increased by $90.3 million, or 22.9%, from $394.5 million in transition year 2001 to $484.8 million for fiscal year 2002, primarily because transition year 2001 included only ten months of operations compared with twelve months in fiscal year 2002 as a result of the change in our fiscal year end. Fiscal year 2002 revenue also benefited from four quarterly sales cycles, compared with only three quarterly sales cycles in transition year 2001, since product revenue is significantly higher in the last month of a quarterly sales cycle.

      During the third quarter of transition year 2001, we also determined that we could no longer estimate the amount of future product returns from certain stocking distributors located in the United States and Europe and recorded a revenue adjustment of approximately $76 million related to inventory on hand at these distributors that had previously been recorded as revenue based on shipments to them. Since that time we have recognized revenue from these distributors when they ship our product to their customers. During fiscal year 2002, we also improved pricing discipline and utilized price incentives with our stocking distributors at more industry-normal levels.

      During fiscal year 2002, we faced some unique challenges due to the uncertainty associated with the lack of detailed current financial information about us, the SEC investigation, our internal review and associated stockholder litigation. We believe this sometimes resulted in hesitancy on the part of our customers and potential customers to purchase from us. In addition, the market for telecommunications and networking equipment and solutions continued to be depressed. We believe that our future revenue will generally fluctuate with overall changes in the markets that we currently serve and will be affected by the nature and timing of our new product introductions and those of our competitors, as well as other competitive factors. Further, the uncertain worldwide economy and current geopolitical unrest have the potential to adversely impact future revenue.

      Product revenue increased by $88.7 million, or 34.4%, from $257.9 million in transition year 2001 to $346.6 million in fiscal year 2002 for the reasons discussed above. Our product revenue was derived principally from sales of our multilayer switching and routing products. In the future our product mix could potentially be affected by the nature and timing of new product introductions by our competitors and us, as well as other competitive factors.

      Services revenue increased by $1.6 million, or 1.2% from $136.6 million in transition year 2001 to $138.2 million in fiscal year 2002. The slight increase was due to the shorter fiscal period in the prior ten-month transition year offsetting lower fiscal year 2002 maintenance revenue renewal rates related to our legacy products.

      Net revenue to customers in North America was $276.9 million, or 57.1% of total net revenues, in fiscal year 2002, compared to $196.6 million, or 49.9% of net revenues, in transition year 2001. During the fourth quarter of fiscal year 2002, revenue from customers in North America decreased by approximately $7.0 million from previous quarterly levels. We currently expect revenue from customers in North America to remain weak for a least the next couple quarters, primarily as a result of the continued weakness in that market.

Gross Margin

      Total gross margin increased by $165.6 million, from $44.2 million in transition year 2001 to $209.8 million in fiscal year 2002 as a result of several factors, including increased revenue as discussed above, a $55.0 million decrease in provision for excess and obsolete inventory, and lower supply chain overhead costs resulting from headcount reductions and process improvement initiatives. In transition year 2001, we recorded $72.9 million of provision for excess and obsolete inventory, principally as a result of lower sales volume than forecast. Fiscal year 2002 excess and obsolete charges of $17.9 million related principally to fourth quarter customer returns, and increased reserves for customer evaluation units and service inventory. The fourth quarter charge also included a reserve for the carrying value of inventory held by certain cash-basis partners in Asia Pacific where we have concluded that neither payment nor return of the inventory held by them is probable.

      Total gross margin as a percentage of net revenue was 43.3% in fiscal year 2002, compared with 11.2% in transition year 2001. The margin percentage improvement was principally due to product gross margin, which increased to 33.3% compared to a negative gross margin of 17.4% in transition year 2001. Services margin percentage improved slightly from 65.2% in transition year 2001 to 68.4% in fiscal year 2002. The product gross margin percentage improvement was primarily due to the lower provision for excess and obsolete inventory in fiscal year 2002. The fiscal year 2002 provision negatively impacted product margin by 5.2 percentage points compared with 28.3 percentage points in transition year 2001. Other contributing factors to the product margin improvement include the previously discussed inventory reduction and supply chain process improvement initiatives, improved pricing discipline, and lower handling and evaluation costs resulting from decreased product rotations and returns. Our gross margin percentage varies depending on unit volumes and product mix sold as well as other factors. In addition, the nature and timing of our new product introductions as well as our competitors' new products entering the markets we serve could have an adverse affect on our inventory levels in the future and may result in additional excess and obsolete inventory provisions.

Operating Expenses

      Research and development expense increased by $8.5 million from $76.5 million in transition year 2001 to $85.0 million in fiscal year 2002, due to the fact that transition year 2001 included only ten months of operations compared with twelve months in fiscal year 2002. Based on average monthly spending during transition year 2001, research and development expense for the twelve months of transition year 2001 would have been slightly higher than fiscal year 2002. Cost reduction initiatives implemented during fiscal year 2002, which included workforce reductions and facilities closings, have decreased research and development expense in the current year compared to transition year 2001. As a percentage of revenue, research and development spending for fiscal year 2002 has decreased to 17.5% from 19.4% in transition year 2001. We expect research and development to increase slightly in fiscal year 2003 primarily as a result of the acceleration of new product introductions.

      Selling, general and administrative ("SG&A") expense was $235.0 million in fiscal year 2002 and $284.7 million in transition year 2001. SG&A for the current year included approximately $21.0 million of costs associated with the SEC investigation into our financial accounting and reporting practices, the subsequent restatement of our fiscal year 2001 and the quarterly transition year 2001 financial statements, and the various shareholder lawsuits discussed in this annual report; $13.5 million of audit fees; $16.6 million for various marketing and advertising programs; $2.3 million of lease guarantee expense related to lessee defaults on guarantees provided in prior years; and $1.6 million of bad debt expense. SG&A for transition year 2001 included $26.2 million for various marketing and advertising programs, $17.4 million of equipment lease guarantee expense, $12.5 million of bad debt expense, $3.1 million of audit fees and a loss on disposal of a building of $2.5 million. The change in SG&A year over year was due in part to the following: we no longer guarantee equipment leases for our customers, the bad debt expense in transition year 2001 was higher due to the deteriorating financial condition of certain customers, and we reduced certain marketing and advertising expenses in fiscal year 2002. In addition, the various workforce reductions in the last several quarters and reduced rent and overhead associated with the closure of various sales offices have further decreased SG&A in fiscal year 2002 compared to transition year 2001.

      SG&A as a percentage of revenue was 48.5% for fiscal year 2002, compared to 72.2% for transition year 2001. SG&A excluding the items referenced above was 37.1% of revenue for fiscal year 2002, compared to 56.5% of revenue for transition year 2001. The decrease as a percentage of revenue from the prior period excluding the items referenced above is primarily due to the workforce reductions in the past year and reduced rent and overhead associated with the closure of various sales offices.

      We have implemented and continue to implement process improvements and other cost reduction initiatives designed to further reduce our fixed overhead cost structure. However, we expect SG&A expense will continue to be adversely impacted by the increase in professional services fees incurred in connection with the initial cost of compliance with the Sarbanes-Oxley Act of 2002 and the pending stockholder litigation. During fiscal year 2002, we incurred legal and forensic accounting fees of approximately $21.0 million for services rendered in connection with the SEC investigation, our internal review and associated stockholder litigation. We have not received a determination as to whether and to what extent those costs are reimbursable under our insurance coverage. Such costs have been recorded as operating expense as they were incurred.

      Amortization of intangibles decreased by $23.7 million from $32.4 million in transition year 2001 to $8.7 million in fiscal year 2002, primarily due to the fact that we adopted SFAS No. 142, "Goodwill and Other Intangible Assets," and discontinued amortizing goodwill as of the beginning of fiscal year 2002. See Note 9 to our consolidated financial statements included in Item 8 of this annual report on Form 10-K.

      Stock-based compensation was $2.6 million in fiscal year 2002 and $30.6 million in transition year 2001 and related to stock and stock options issued in connection with the acquisition of Network Security Wizards and Indus River Networks that were contingent upon continued employment of key employees.

      Special charges decreased from $47.2 million in transition year 2001 to $32.0 million in fiscal year 2002. During fiscal year 2002, we recorded special charges of $32.0 million related to restructuring costs, which included exit costs of $6.2 million related to the closure or reduction in size of ten facilities and $25.8 million for employee severance costs. Special charges incurred during transition year 2001 included $24.5 million of costs related to the transformation of Cabletron's business and $22.7 million of restructuring costs which included a write-down of $2.2 million for a vacant office building in Rochester, New Hampshire, to its estimated fair value, facility exit costs of $2.6 million and severance costs of $17.9 million.

      Impairment of intangible assets in transition year 2001 reflects a charge of $104.1 million in the fourth quarter of that year relating to goodwill recorded in connection with our acquisition of Indus River Networks.

Loss from Operations

      Loss from operations decreased from $531.3 million in transition year 2001 to $153.5 million in fiscal year 2002 due to the factors discussed above.

Interest Income

      Interest income declined from $17.7 million in transition year 2001 to $8.3 million in the fiscal year 2002, due to lower average cash, cash equivalents and marketable securities balances and lower interest rates.

Other Income (Expense), net

                                                                    FISCAL YEAR    TRANSITION YEAR
(IN MILLIONS)                                                           2002            2001
                                                                    -----------    ---------------
Impairment of investments ....................................        $ (22.1)        $ (65.9)
Loss on exchange of products for investments .................             --           (17.1)
Recognition of deferred gain on Efficient investment .........             --            46.8
Unrealized (loss) gain on Riverstone stock derivative ........          (20.0)            4.0
Net gain on sale of available-for-sale securities ............            1.1             4.1
Recovery (write-down) of note receivable .....................            2.5            (6.1)
Foreign currency losses, net .................................           (2.7)           (4.9)
Other than temporary decline in  available-for-sale securities             --            (1.7)
Other ........................................................           (1.4)           (0.4)
                                                                      -------         -------
   Total other income (expense), net .........................        $ (42.6)        $ (41.2)
                                                                      =======         =======

      We recorded impairments of investments of $22.1 million for fiscal year 2002 and $65.9 million for transition year 2001. These impairments of value are based on investee-specific events including declines in the investees' stock price as reflected in new rounds of financing, market capitalization relative to book value, deteriorating financial condition or results of operations and bankruptcy or insolvency.

      During transition year 2001, we entered into a number of transactions in which we made an investment in a customer in exchange for cash and/or our products and services. In certain of these transactions we recorded the difference between the cost of the consideration given and the fair value of the investment received as other expense. These transactions resulted in losses of $17.1 million for the transition year 2001.

      During the first quarter of transition year 2001, we sold 2.0 million shares of Efficient common stock and tendered our remaining 8.5 million shares for proceeds of $242.7 million in connection with a tender offer to acquire the outstanding shares of Efficient common stock made by Siemens A.G. In connection with these transactions, we recognized the remaining deferred gain of $46.8 million during the transition year 2001.

      Our Series D and E convertible preferred stock redemption liability is offset by the value of 1.3 million shares of Riverstone stock received by the holders of the redeemable convertible preferred stock in connection with the Riverstone spin off in August 2001. The value of those Riverstone shares decreased by $20.0 million during the fiscal year 2002 and increased $4.0 during the transition year

2001. The associated increase in fiscal year 2002 and decrease in transition year 2001 of our redemption liability were recorded as other expense and other income, respectively.

Income Tax Expense (Benefit)

      For fiscal year 2002, we recorded an income tax benefit of $85.2 million primarily due to the utilization of tax loss carry back benefits associated with the passage of the Job Creation and Worker Assistance Act of 2002 which changed the allowable period to carry back net operating losses from two to five years. For the transition year 2001, we incurred income tax expense of $60.2 million due primarily to the increase in the deferred tax asset valuation allowance of $82.3 million, partially offset by a reduction in current tax liabilities of $22.0 million. In addition, we did not record any income tax benefit relating to losses incurred in the period because expected income from operations and gains did not materialize in transition year 2001.

     For fiscal year 2003, we will no longer record an income tax benefit for future losses generated in the U.S. due to the uncertainty of realizing such benefits and the fact that we have fully utilized our tax loss carryback benefits. The tax provision for fiscal year 2003 will be based on foreign and state generated income.

Loss from Discontinued Operations

      During fiscal year 2002, we recorded an additional charge of $11.7 million due to a change in estimate of the loss on disposal of Aprisma. During transition year 2001, we recorded a loss from discontinued operations of $101.9 million that consisted of $59.1 million of operating losses from discontinued operations of Aprisma, Riverstone, and GNTS and provision for losses on disposal of GNTS and Aprisma of $41.5 million and $1.3 million, respectively.

Cumulative Effect of a Change in Accounting Principle

      During the first quarter of transition year 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and recorded a transition adjustment, which resulted in an after tax increase in net income of $12.7 million related to our written call options on Efficient Networks, Inc. common stock held as of March 4, 2001. This transition adjustment is reflected in our results of operations for transition year 2001 as the cumulative effect of a change in accounting principle.

COMPARISON OF TRANSITION YEAR 2001 WITH FISCAL YEAR 2001

      On December 30, 2001, we adopted the Financial Accounting Standards Board ("FASB") Emerging Issues Task Force ("EITF") No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." EITF No. 00-25, as further defined by EITF No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)," requires that payments made to resellers by us for cooperative advertising, buy-downs and similar arrangements be classified as a reduction to net sales or an increase in selling expenses, depending upon the application of the funds by the customer. As a result, certain amounts for transition year 2001 and fiscal year 2001 have been reclassified to comply with the guidelines of EITF No. 00-25. The reclassification for transition year 2001 and fiscal year 2001 resulted in a reduction of net revenue of $20.7 million and $9.3 million, respectively; a reduction of cost of revenue of $28.1 million and $14.7 million, respectively; and an increase in selling, general and administrative expenses of $7.4 million and $5.4 million, respectively. The above reclassification had no impact on net loss or loss per share.

Net Revenue

      Net revenue declined by $379.9 million, or 49.1%, from $774.4 million in fiscal year 2001 to $394.5 million in transition year 2001. Services revenue decreased by $38.3 million, or 21.9%, from $174.9 million in fiscal year 2001 to $136.6 million in transition year 2001. Transition year 2001 included only ten months of operations compared with twelve months in fiscal year 2001, which accounted for approximately $11 million of the decline based on average monthly services revenue for transition year 2001. Lower product sales, which typically include associated maintenance, is the principal reason for the remaining decrease.

      Product revenue decreased by $341.6 million, or 57.0%, from $599.5 million in fiscal year 2001 to $257.9 million in transition year 2001. Based on average monthly product revenue for transition year 2001, approximately $125.0 million of the decrease may be attributable to the fact that transition year 2001 included only ten months of operations compared with twelve months in fiscal year 2001. During fiscal year 2001 we eliminated non-standards-based products from our product portfolio, resulting in a decline of approximately $70 million, and as a result of a change in accounting estimate made in the third quarter of transition year 2001, we began recognizing revenue when product was shipped by North American and European stocking distributors to their customers. Approximately $69 million of inventory held by these distributors at December 29, 2001 was not recorded as revenue in transition year 2001 as the products had not yet been shipped to their customers. In contrast, in fiscal year 2001 we recognized revenue from these distributors when we shipped product to them, subject to provisions for returns. The remaining decline in revenue was attributable to a variety of factors, including increased use of and higher levels of pricing incentives to stocking distributors, an industry-wide slowdown and associated lengthening sales cycles, particularly in the fourth quarter of transition year 2001.

Gross Margin

      Total gross margin declined from $342.6 million, or 44.2% of revenue, in fiscal year 2001 to $44.2 million, or 11.2% of revenue, in transition year 2001. Services gross margin declined by $29.9 million from $118.9 million in fiscal year 2001 to $89.0 million in transition year 2001, due primarily to the shorter transition year. Services gross margin as a percent of services revenue remained relatively constant.

      Product gross margins declined from $223.7 million, or 37.3% of product revenue, in fiscal year 2001, to a negative $44.9 million, or negative 17.4% of product revenue, in transition year 2001, due primarily to: a $341.6 million decline in product revenue; an increase in excess and obsolete inventory charges of $28.2 million; $3.0 million in penalties to our contract manufacturers related to reducing production levels below minimum contractual requirements; an increase in the use of stocking distributors and other indirect channel partners, the sales to which inherently carry lower margins than direct sales; an increase in the levels of product rotations and returns; and our cost structure, which was designed to support a higher revenue base than we achieved.

Operating Expenses

      Research and development expenses declined by $5.2 million from $81.7 million in fiscal year 2001 to $76.5 million in transition year 2001 due primarily to the fact that transition year 2001 included only ten months of operations compared with twelve months in fiscal year 2001, offset by increased spending in transition year 2001. Based on average monthly spending during transition year 2001, research and development spending for the full year would have exceeded fiscal year 2001 by approximately $10 million, or an increase of 12.2%, due primarily to sustained investments in new product development initiatives.

      Selling, general and administrative expenses ("SG&A") declined by $50.6 million from $335.3 million in fiscal year 2001 to $284.7 million in transition year 2001, due primarily to the fact that transition year 2001 included only ten months of operations compared with twelve months in fiscal year 2001 and headcount reductions implemented in connection with the Cabletron transformation, offset by $17.4 million of net expense associated with lease guarantee payments.

      Amortization of intangibles increased by $9.2 million from $23.2 million in fiscal year 2001 to $32.4 million in transition year 2001, due primarily to the fact that transition year 2001 included ten months of Indus River Networks intangible assets amortization as compared with one month of such amortization in fiscal year 2001.

      Stock-based compensation in transition year 2001 was $30.6 million and related to the granting of options to purchase shares of the Enterasys Subsidiary primarily to employees of Cabletron of $1.9 million and the acceleration of vesting of previously granted options to purchase our common stock to our employees of $24.5 million. We recorded stock-based compensation in transition year 2001 and fiscal year 2001 of $4.2 million and $1.4 million, respectively, related to stock and stock options issued in connection with the acquisition of Network Security Wizards and Indus River Networks that were contingent upon continued employment of key employees.

      Special charges consisted of the following:

                                                           TRANSITION YEAR     FISCAL YEAR
                                                                2001               2001
                                                           ---------------     -----------
(IN MILLIONS)
In-process research and development related to
  Acquisition ....................................            $    --            $  25.6
Transformation charges ...........................               24.5               13.3
Restructuring charges ............................               22.7               24.3
                                                              -------            -------
  Total special charges ..........................            $  47.2            $  63.2
                                                              =======            =======

      In the second quarter of transition year 2001, we recorded special charges of $24.5 million related to the transformation of Cabletron's business. We incurred $13.3 million of similar expense in fiscal year 2001. The transformation-related charges include investment banking, legal and accounting fees related to the establishment of the Enterasys Subsidiary, Riverstone, Aprisma and GNTS as independent, stand-alone entities.

      Also during the second quarter of transition year 2001, we recorded restructuring charges of $10.3 million to reduce our expense structure. These charges reflected a write-down of $2.2 million for a vacant office building in Rochester, New Hampshire, to its estimated fair value, exit costs of $2.6 million associated with the planned closure of eight sales offices worldwide and executive severance costs of $5.5 million. The exit costs that we incurred related primarily to long-term lease commitments which will be paid out over several years. In the fourth quarter of transition year 2001, we recorded a restructuring charge of $12.4 million for employee severance costs associated with the reduction of approximately 400 individuals from our global workforce. The reduction in the global workforce involved principally sales, engineering and administrative personnel and has also included targeted reductions impacting most functions within the organization.

      In fiscal year 2001, we recorded net restructuring charges of $24.3 million. These charges reflected the expected sale of an office building in Rochester, NH, exit costs associated with the planned closure of 20 sales offices worldwide, the write-off of certain assets that were not required subsequent to the Cabletron transformation and the planned reduction of approximately 570 individuals from our global workforce. The reduction in the global workforce involved principally sales, engineering and administrative personnel and has also included targeted reductions impacting most functions within the organization. The exit costs that we incurred related primarily to long-term lease commitments.

      On January 31, 2001, we acquired Indus River Networks, a designer and marketer of virtual private networks for enterprise-class customers. In connection with the acquisition, approximately $25.6 million of the purchase price was allocated to in-process research development and recorded in special charges for fiscal year 2001.

      Impairment of intangible assets reflects a charge of $104.1 million in the fourth quarter of transition year 2001 relating to goodwill recorded in connection with our acquisition of Indus River Networks. This impairment was primarily due to the complex, proprietary nature of the Indus River VPN architecture, which had to be substantially redesigned in order to conform with emerging industry standards and market expectations; the introduction of new, low cost VPN products and technologies by a leading provider of network security products who captured a market leadership position in 2001; and abandonment of our propriety development efforts in conjunction with a significant reduction in the acquired workforce in the fourth quarter of transition 2001. These factors led to significantly lower projections for future sales of products using the Indus River VPN architecture.

Loss from Operations

      Loss from operations increased from $176.3 million in fiscal year 2001 to $531.3 million in transition year 2001 due to the factors discussed above. Loss from operations in transition year 2001 included several significant costs, including the Indus River impairment, excess and obsolete inventory charges, stock-based compensation expense, Cabletron transformation costs, and restructuring charges.

Interest Income

      Interest income declined from $30.0 million in fiscal year 2001 to $17.7 million in transition year 2001 due to lower cash, cash equivalents and marketable securities balances and lower interest rates.

Other Income (Expense), net

      The following schedule reflects the components of other income (expense), net:

                                                                 TRANSITION YEAR      FISCAL YEAR
                                                                      2001                2001
                                                                 ---------------      -----------
(IN MILLIONS)
Impairment of investments ..............................            $ (65.9)            $ (17.2)
Loss on exchange of product for investments ............              (17.1)              (13.0)
Transactions related to Efficient:
  Recognition of deferred gain on Efficient investment .               46.8                30.4
  Other than temporary decline of Efficient investment .                 --              (376.5)
Other than temporary decline in available for sale
  securities, excluding Efficient investment ...........               (1.7)              (18.1)
Loss on sale of DNPG division ..........................                 --              (143.1)
Write-down of note receivable ..........................               (6.1)                 --
Unrealized gain on Riverstone stock derivative .........                4.0                  --
Net gain (loss) on sale of available for sale securities                4.1               (21.4)
Foreign currency losses, net ...........................               (4.9)                0.5
Other ..................................................               (0.4)                1.0
                                                                    --------            -------
  Total other income (expense) .........................            $ (41.2)            $(557.4)
                                                                    =======             =======

      We recorded net impairments of investments of $65.9 million for transition year 2001, and $17.2 million for fiscal year 2001. These impairments of value are based on investee-specific events including declines in the investees' stock price in new rounds of financing, market capitalization relative to book value, deteriorating financial condition or results of operations and bankruptcy or insolvency.

      We entered into a number of transactions in which we made an investment in a customer in exchange for cash and/or our products and services. In certain of these transactions we recorded the difference between the cost of the consideration given and the fair value of the investment received as other expense. These transactions resulted in losses of $17.1 million for transition year 2001 and $13.0 million for fiscal year 2001.

      During fiscal year 2001, we sold 1.0 million shares of Efficient common stock for net proceeds of approximately $46.6 million and recognized approximately $30.4 million of deferred gain in other income. Also during fiscal year 2001, we wrote call options to sell 2.0 million shares of Efficient at a weighted average price of $62.50 and received premiums of approximately $14.0 million which were recorded as a deferred gain. At March 3, 2001, we determined that in accordance with SFAS No. 115, the Efficient shares, classified as available-for-sale securities, had experienced an other-than-temporary decline in value. We recognized a reduction in value of the Efficient investment of $487.9 million based on the expected realizable value of approximately $23.50 per share. There was an associated reduction in the deferred gain of $111.4 million, which resulted in other expense of $376.5 million during fiscal year 2001.

      During transition year 2001, we sold 2.0 million shares of Efficient common stock and tendered our remaining 8.5 million shares for proceeds of $242.7 million in connection with a tender offer to acquire the outstanding shares of Efficient common stock made by Siemens A.G. In connection with these transactions, we recognized the remaining deferred gain of $46.8 million in other income. Additionally, the outstanding call options discussed above expired between March 30, 2001 and December 4, 2001 and we recognized the previously recorded deferred gain of $14.0 million, net of the related transaction costs of $1.3 million as a cumulative effect of a change in accounting principle during transition year 2001.

      During fiscal year 2001, we completed the sale of our DNPG division and certain legacy product lines. The sale included certain inventory, accounts receivable, net fixed assets and related intangible assets, resulting in a loss on sale included in other expense of $143.1 million.

Income Tax Expense (Benefit)

      We incurred income tax expense of $60.2 million in transition year 2001 due primarily to the increase in the deferred tax asset valuation reserve of $82.3 million, partially offset by a reduction in current tax liabilities of $22.0 million. In addition, we did not record any income tax benefit relating to losses incurred in the period because expected income from operations and gains did not materialize in transition year 2001. In fiscal year 2001, we recorded an income tax benefit of $98.2 million which was a result of the losses incurred in that period, partially offset by a non-deductible in-process research and development charge of $25.6 million and an increase in the deferred tax asset valuation allowance of $157.4 million.

Loss from Discontinued Operations

      In transition year 2001 we incurred $59.1 million of operating losses from discontinued operations compared with $76.3 million in fiscal year 2001, principally as a result of transition year 2001 being two months shorter than fiscal year 2001, and the fact that Riverstone and GNTS were only a part of us for a portion of transition year 2001. In addition, we incurred a loss on disposition in transition year 2001 of $42.8 million relating to the shutdown and sale of GNTS and the sale of Aprisma.

Cumulative Effect of a Change in Accounting Principle

      During the first quarter of transition year 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and recorded a transition adjustment, which resulted in an after tax increase in net income of $12.7 million related to our written call options on Efficient Networks, Inc. common stock held as of March 4, 2001. The call options expired. This transition adjustment is reflected in our results of operations for transition year 2001 as the cumulative effect of a change in accounting principle.

      BUSINESS ACQUISITIONS AND DISPOSITIONS

      On January 31, 2001, we acquired Indus River Networks ("Indus River") for approximately $187.3 million. Approximately $25.6 million of the purchase price was allocated to in-process research development. The excess of cost over the estimated fair value of net assets acquired of $156.4 million was allocated to goodwill and other intangible assets, which were being amortized on a straight-line basis over periods of three to ten years until December 30, 2001, when we adopted SFAS No. 142, "Goodwill and Other Intangible Assets," and discontinued amortizing goodwill. On September 7, 2000, we acquired Network Security Wizards, Inc. ("NSW") for approximately $8.3 million. The excess of cost over the estimated fair value of the net assets acquired of $8.1 million was allocated to goodwill and was being amortized on a straight line basis over a period of four years until December 30, 2001. Both of the acquisitions were accounted for as purchases.

      In July 2001, we distributed our shares of Riverstone common stock to our shareholders and recorded a non-cash charge to retained earnings of approximately $329.6 million, which reflected the distribution of the net value of the Riverstone shares to our shareholders. In July 2001, the operations of GNTS were discontinued through the acquisition of a portion of GNTS by a third party. The remaining results were either absorbed by us or Aprisma or discontinued. In August 2002, we sold Aprisma to a third party. As a result of these events, we have presented Aprisma as a discontinued operation for all periods presented and GNTS and Riverstone as discontinued operations for transition year 2001 and fiscal year 2001.

FINANCIAL CONDITION

Liquidity and Capital Resources

      As of December 28, 2002, liquid investments totaled $288.9 million and consisted of $136.2 million of cash and cash equivalents, $82.9 million of marketable securities and $69.8 million of long-term marketable securities. Liquid investments consist of unrestricted cash and cash equivalents, marketable securities, and long-term marketable securities. Marketable securities and long-term marketable securities consist of highly rated debt securities of the U.S. Government or its agencies that are expected to be held until maturity or are readily convertible into cash or cash equivalents. We have agreed to maintain specified amounts of cash, cash equivalents and marketable securities in collateral accounts controlled by several banking institutions. These assets totaled $24.5 million at December 28, 2002 and are classified as "Restricted cash, cash equivalents and marketable securities" on the balance sheet.

      Net cash used by operating activities was $11.2 million for the year ended December 28, 2002 and consisted of the $114.2 million net loss adjusted for non-cash related items of $115.2 million, including depreciation and amortization of $42.8 million, and a net use of $12.2 million from changes in current assets and liabilities. Significant components of the changes in current assets and liabilities included a decrease of $34.4 million in accounts payable and accrued expenses primarily associated with payments of non-cancelable raw material and finished goods inventory purchase commitments, a decrease in inventory of $55.8 million, a decrease in deferred revenue of $21.4 million, and reductions in accounts receivable and customer advances of $24.4 million and $48.7 million, respectively. Cash flows from financing activities included $4.7 million of proceeds from the employee stock option and stock purchase plans. In addition, we received an income tax refund of $102.2 million during fiscal year 2002.

      Our capital expenditures were $24.6 million in fiscal year 2002, $21.1 million in transition year 2001 and $16.9 million in fiscal year 2001. Capital expenditures during fiscal year 2002 primarily consisted of assets purchased to support outsourcing contracts, equipment and software used in research and development activities, and internal information technology purchases and upgrades. We anticipate that capital expenditures in 2003 will be higher than the amounts incurred during fiscal year 2002 primarily due to new product development initiatives and enhancements to internal information technology systems.

      On February 21, 2003, the holders of our Series D and E Preferred Stock notified us of their intention to exercise their right to redeem these shares effective as of February 23, 2003. On March 3, 2003, we redeemed all of these shares for approximately $98.6

\million in cash.

      The following is a summary of our significant contractual cash obligations and other commercial commitments:


CONTRACTUAL CASH OBLIGATIONS                                    LESS THAN         1-3            4-5          OVER 5
(IN MILLIONS)                                      TOTAL         1 YEAR          YEARS          YEARS          YEARS
                                                 ---------      ---------      ---------      ---------      ---------
Series D&E preferred  stock  redemption (1)      $    98.6      $    98.6      $      --      $      --      $      --
Non-cancelable lease obligations ..........           53.6           12.9           20.5           12.0            8.2
Non-cancelable purchase commitments .......           20.1           20.1             --             --             --
                                                 ---------      ---------      ---------      ---------      ---------
Total contractual cash obligations ........      $   172.3      $   131.6      $    20.5      $    12.0      $     8.2
                                                 =========      =========      =========      =========      =========

OTHER COMMERCIAL COMMITMENTS                                    LESS THAN         1-3            4-5          OVER 5
(IN MILLIONS)                                      TOTAL         1 YEAR          YEARS          YEARS          YEARS
                                                 ---------      ---------      ---------      ---------      ---------
Aprisma lease payment guarantees (2) ......      $     4.0      $      --      $      --      $      --      $     4.0
Equipment lease guarantees ................            4.3            4.3             --             --             --
Venture capital commitments (3) ...........           20.0            n/a            n/a            n/a            n/a
                                                 ---------      ---------      ---------      ---------      ---------
Total commercial commitments ..............      $    28.3      $     4.3      $      --      $      --      $     4.0
                                                 =========      =========      =========      =========      =========

(1) On March 3, 2003, all of the shares were redeemed for approximately $98.6 million in cash.

(2) This guarantee reduces to $3.0 million in 2009, $2.0 million in 2010, $1.0 million in 2011 and terminates in 2012. The Company is indemnified for up to $3.5 million in losses.

(3) We committed to make up to $20 million of additional capital contributions to a venture capital fund in which we are already an investor. In the event of future capital calls, we could be required to fund some or all of this commitment. If we fail to make a required contribution, then our existing investment with a carrying value of $2.2 million at December 28, 2002 would be significantly diluted. The fund has not indicated that it expects to issue a material capital call in the near future.

      Accrued severance costs of $1.6 million as of December 28, 2002 will be paid out during fiscal 2003; and the remaining accrued exit costs of $6.1 million, which consisted of long-term lease commitments, will be paid out over the next several years.

      We are focused on achieving sustainable cash-positive operations and believe we have made substantial progress toward that goal in fiscal year 2002. Based on our liquid investment position at December 28, 2002, the 2003 redemption of the Series D and E preferred stock in March of 2003, and the $31.9 million of federal income tax refunds we expect to receive in the first half of 2003, we believe that we have sufficient liquidity to fund our on-going operations and future obligations for at least the next twelve months.

Changes in Financial Condition

      Accounts receivable, net of allowance for doubtful accounts, were $41.7 million at December 28, 2002 compared with $67.7 million at December 29, 2001. The decrease in accounts receivable is due primarily to the decline in net revenue in the fourth quarter of fiscal year 2002 compared with the fourth quarter of transition year 2001. We anticipate that in the future our accounts receivable balance will fluctuate at approximately the same rate of change as our revenue. The number of days sales outstanding was 31 days at December 28, 2002, compared to 44 days at December 29, 2001.

      Inventories, net, were $44.6 million at December 28, 2002 or 3.4 turns per annum, compared with $118.2 million at December 29, 2001 or 3.2 turns per annum. Inventories have decreased during fiscal year 2002 as we reduced finished goods levels toward targeted stocking levels, implemented better forecasting procedures and restructured arrangements with our contract manufacturers. We also recorded additional charges for excess and obsolete inventory of $17.9 million in fiscal year 2002. Over the course of the year we have utilized existing finished goods inventory to fulfill orders, which has benefited our cash flow. We expect future cash commitments related to inventory purchases to increase based on sales order demand . In addition, the nature and timing of our new product introductions as well as our competitors' new products entering the markets we serve could have an adverse affect on our inventory levels in the future and may result in additional excess and obsolete inventory provisions.

      As of December 2002, we had an income tax receivable of $31.9 million due to the realization of net operating loss tax benefits of approximately $110.7 million. The Company expects to receive this refund in the first half of fiscal year 2003.

      Accounts payable at December 28, 2002 of $47.6 million declined by $27.2 million from $74.8 million at December 29, 2001 principally due to $25 million of second quarter payments for previously accrued non-cancelable purchase commitments related to excess raw materials.

      Customer advances and billings in excess of revenues at December 28, 2002 of $7.4 million declined by $48.7 million from $56.1 million at December 29, 2001. The December 29, 2001 balance is significantly higher, as it reflects the initial impact of our decision to recognize revenue from certain stocking distributors when they ship our product to their customers. This balance includes inventory at stocking distributors for which we have been paid but revenue has not been recognized.

      The redeemable convertible preferred stock of $94.8 million at December 28, 2002 was classified as a current liability due to the expected redemption of the Series D and E Preferred Stock, which occurred on March 3, 2003.

NEW ACCOUNTING PRONOUNCEMENTS

      In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires recognition of an asset retirement obligation as a liability rather than a contra-asset. SFAS No. 143 is effective for our fiscal year beginning December 29, 2002. We do not expect the adoption of this statement will have a material impact on our consolidated financial statements.

      In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145, among other things, rescinds SFAS No. 4, which required all gains and losses from the extinguishment of debt to be classified as extraordinary items, and amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This statement is effective for our fiscal year beginning December 29, 2002. We do not expect the adoption of this statement will have a material impact on our consolidated financial statements.

      In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires companies to recognize costs associated with exit or disposal activities when a liability is incurred rather than at the date of a commitment to an exit or disposal plan. This statement is effective for exit or disposal activities that are initiated after December 31, 2002.

      In November 2002, the FASB issued interpretation No. 45 ("FIN No. 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others." FIN No. 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN No. 45 requires disclosures about the guarantees that an entity has issued, including a roll-forward of the entity's product warranty liabilities. Our warranty experience has not been significant. We adopted the annual disclosure provisions of FIN No. 45 at December 28, 2002. We will adopt the provisions for initial recognition and measurement and interim disclosures during the first quarter of 2003. We are currently evaluating the impact the adoption will have on our consolidated financial statements.

      In November 2002, the FASB issued EITF No. 00-21, "Revenue Arrangements with Multiple Deliverables," which provides guidance on how to account for revenue arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of this EITF are effective for revenue arrangements entered into beginning in our third quarter of fiscal year 2003. We are currently evaluating the impact the adoption will have on our consolidated financial statements.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure," which provides alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. SFAS No. 148 also requires disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format in annual and interim financial statements. We adopted the disclosure requirements at December 28, 2002. The transition requirements are effective for our fiscal year 2003. We are currently evaluating the impact the adoption will have on our consolidated financial statements.

      In January 2003, the FASB issued Interpretation No. 46 ("FIN No. 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 25, 2003. We have no variable interest entities at this time and as such, the adoption of FIN No. 46 will not have an effect on the consolidated financial statements.

                             CAUTIONARY STATEMENTS

      We may occasionally make forward-looking statements and estimates such as forecasts and projections of our future performance or statements of our plans and objectives. These forward-looking statements may be contained in, among other things, SEC filings, including this annual report on Form 10-K, and press releases made by us and in oral statements made by our officers. Actual results could differ materially from those contained in such forward-looking statements. Important factors that could cause our actual results to differ from those contained in such forward-looking statement include, among other things, the risks described below.

RISKS RELATED TO OUR FINANCIAL RESULTS AND CONDITION

THE LINGERING EFFECTS OF THE RECENTLY SETTLED SEC INVESTIGATION AND OUR FINANCIAL STATEMENT RESTATEMENTS COULD MATERIALLY HARM OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION

      On January 31, 2002, we learned that the SEC had opened a formal order of investigation into the financial accounting and reporting practices of us and our affiliates. In February 2003, we settled the SEC investigation. Without admitting or denying any allegations, we consented to an administrative order pursuant to which we agreed to cease and desist from future violations of the Securities Exchange Act of 1934. In addition, we agreed to appoint, and did appoint in October 2002, an internal auditor reporting directly to the Audit Committee of our Board of Directors. No fines or civil penalties were imposed in connection with the settlement, and the settlement did not require any changes to our historical financial statements which were restated in our Form 10-K for the transition period ended December 29, 2001 filed with the SEC on November 26, 2002. Despite the resolution of the investigation of us, the lingering effects of the SEC investigation and the restatement of our financial statements could materially harm our business, financial condition and reputation. In particular, lingering concerns of potential and existing customers could impair our ability to attract new customers or maintain relationships with existing customers. We believe that due in part to the SEC investigation, purchasing decisions by potential and existing customers have been and may continue to be postponed. If potential and existing customers lose confidence in us, our competitive position in the networking industry may be seriously harmed and our revenues could decline.

      In addition, we are the defendant in a number of class action lawsuits alleging violations of the securities laws against us, and derivative actions have been brought against our Board of Directors. The findings of the SEC or the restatement of our financial statements may lead to further litigation, may strengthen and expand the claims and the class period in pending litigation, and may increase the cost of defending or resolving current litigation. We expect that resolution of these lawsuits will continue to involve significant management time and attention and significant expenses for professional fees, and could lead to the payment of significant damages, any of which could materially harm our financial condition and results of operations.

WORLDWIDE ECONOMIC WEAKNESS, DETERIORATING MARKET CONDITIONS AND RECENT POLITICAL AND SOCIAL TURMOIL HAS NEGATIVELY AFFECTED OUR BUSINESS AND REVENUES AND HAS MADE FORECASTING MORE DIFFICULT, WHICH COULD HARM OUR FINANCIAL CONDITION AND MAY CONTINUE TO DO SO

      Our business is subject to the effects of general worldwide economic conditions, particularly in the United States and EMEA, and market conditions in the networking industry, which have been particularly unfavorable. Recent political and social turmoil, such as terrorist and military actions, as well as the effects of hostilities involving the U.S. in the Middle East, North Korea or anywhere else in the world, and any continuation or repercussions thereof or responses thereto, may put further pressure on worldwide economic conditions, particularly if they continue for an extended period of time. If economic or market conditions fail to improve or worsen, our business, revenues, and forecasting ability will continue to be negatively affected, which could harm our results of operations and financial condition.

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

      The effects of hostilities involving the U.S. in the Middle East, North Korea or anywhere else in the world, and any continuation or repercussions thereof or responses thereto, particularly if they continue for an extended period of time, could disrupt our operations or those of our suppliers and contract manufacturers, which could harm our business and negatively affect our revenues. The disaster recovery plans of us and our suppliers and contract manufacturers may not adequately protect us in the event hostilities involving the U.S. disrupt our operations or those of our suppliers and contract manufacturers. In addition, our business interruption insurance may not adequately protect us in the event these hostilities disrupt our operations, or we may be unable to obtain this insurance at a reasonable cost.

WE HAVE A HISTORY OF LOSSES IN RECENT YEARS AND MAY NOT OPERATE PROFITABLY IN THE FUTURE

      We have experienced losses in recent years and may not achieve or sustain profitability in the future. We will need to generate higher revenues and reduce our costs to achieve and maintain consistent profitability. We may not be able to generate higher revenues or reduce our costs, and if we do achieve profitability, we may not be able to sustain or increase our profitability over subsequent periods. Our revenues have been negatively affected by weaker economic conditions worldwide, which have reduced demand and increased price competition for most of our products, as well as resulted in longer selling cycles. If weaker worldwide economic conditions continue for an extended period of time, our ability to maintain and increase our revenues may be significantly limited. In addition, while we recently implemented a cost reduction plan designed to decrease our expenses, which included a significant reduction in the size of our workforce and the sale of our operating subsidiary, Aprisma, we will continue to have large fixed expenses and expect to continue to incur significant sales and marketing, product development, customer support and service and other expenses. We continue to assess whether additional cost-cutting efforts may be required. Additional cost-cutting efforts may result in the recording of additional financial charges, such as workforce reduction costs, facilities reduction costs, asset write downs and contractual settlements. Further, our workforce reductions may impair our ability to realize our current or future business objectives. Costs incurred in connection with our cost-cutting efforts may be higher than the estimated costs of such actions and may not lead to anticipated cost savings. As a result, our cost-cutting efforts may not result in a return to profitability.

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

      Our quarterly operating results may vary significantly from quarter to quarter in the future due to a number of factors, including:

      o     fluctuations in the demand for our products and services;

      o the timing and size of sales of our products or the cancellation or rescheduling of significant orders;

      o     the length and variability of the sales cycle for our products;

      o the timing of implementation and product acceptance by our customers and by customers of our distribution partners;

      o     the timing and success of new product introductions;

      o     the timing and level of non-cash, stock-based compensation charges;

      o increases in the prices or decreases in the availability of the components we purchase;

      o     price and product competition in the networking industry;

      o our ability to source and receive from third party sources appropriate product volumes and quality;

      o manufacturing lead times and our ability to maintain appropriate inventory levels;

      o the timing and level of research, development and prototype expenses;

      o     the mix of products and services sold;

      o changes in the distribution channels through which we sell our products and the loss of distribution partners;

      o the uncertainties inherent in our accounting estimates and assumptions and the impact of changes in accounting principles;

      o     our ability to achieve targeted cost reductions;

      o     the outcome of pending securities litigation; and

      o general economic conditions as well as those specific to the networking industry.

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

WE MAY NEED ADDITIONAL CAPITAL TO FUND OUR FUTURE OPERATIONS, COMMITMENTS AND CONTINGENCIES AND, IF IT IS NOT AVAILABLE WHEN NEEDED, OUR BUSINESS AND FINANCIAL CONDITION MAY BE HARMED

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

      We cannot assure you that additional capital, if required, will be available on acceptable terms, or at all. As a result of the current unfavorable market environment, as well as the pending securities litigation against us, our ability to access the capital markets and establish borrowing relationships with financial institutions has been impaired and may continue to be impaired for the foreseeable future. If we are unable to obtain additional capital when needed or must reduce our expenses, it is likely that our product development and marketing efforts will be restricted, which would harm our ability to develop new and enhanced products, expand our distribution relationships and customer base, and grow our business. This could adversely impact our competitive position and cause our revenues to decline. To the extent that we raise additional capital through the sale of equity or convertible debt securities, existing stockholders may suffer dilution. Also, these securities may provide the holders with certain rights, privileges and preferences senior to those of common stockholders. If we raise additional capital through the sale of debt securities, the terms of such debt could impose restrictions on our operations.

PENDING AND FUTURE LITIGATION COULD MATERIALLY HARM OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION

      Several lawsuits have been filed against us and our directors in recent years, including nine shareholder class action lawsuits filed between October 24, 1997 and March 2, 1998, and, more recently, six shareholder class action lawsuits filed between February 7, 2002 and April 9, 2002, as well as shareholder derivative actions filed in the State of New Hampshire on February 22, 2002 and in the State of Delaware on April 16, 2002. See "Part I, Item 3 - Legal Proceedings" of this annual report for a more detailed discussion of pending securities litigation. We may be required to pay significant damages as a result of these lawsuits. We are and may in the future be subject to other litigation arising in the normal course of our business or in connection with the recent restatement of our financial statements.

      The uncertainty associated with these lawsuits could seriously harm our business, financial condition and reputation by, among other things, harming our relationships with existing customers and impairing our ability to attract new customers. In addition, the continued defense of these lawsuits will result in significant expense and the continued diversion of our management's time and attention from the operation of our business, which could impede our ability to achieve our business objectives. The unfavorable resolution of any specific lawsuit could materially harm our business, operating results and financial condition, and could cause the price of our common stock to decline significantly.

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

OUR FAILURE TO IMPROVE OUR MANAGEMENT INFORMATION SYSTEMS AND INTERNAL CONTROLS COULD HARM OUR BUSINESS

      If we fail to strengthen our management information systems and internal controls, our ability to manage our business and implement our strategies may be impaired, irregularities may occur or fail to be identified, and our financial condition could be harmed. In addition, even if we are successful in strengthening these systems and controls, they may not sufficiently improve our ability to manage our business and implement our strategies, or be adequate to prevent or identify irregularities and ensure the effectiveness of our system of controls and procedures.

      We currently use three disparate information systems in our domestic and international operations, resulting in delays in obtaining consistent and timely information on a worldwide basis and the use of extensive manual procedures to generate and review our consolidated financial results. Further, our systems do not provide all of the information that we believe is necessary to successfully operate our business, and we have identified weaknesses in our internal controls and accounting procedures. Pursuant to rules expected to be promulgated under the Sarbanes-Oxley Act of 2002, we will be required to include in our future Form 10-K filings a report by our management as to their conclusions as to the effectiveness of our internal controls and procedures for financial reporting, and our independent auditors will be required to attest to and report on this evaluation by management. We have implemented a number of changes designed to improve our systems and controls, including organizational changes, communication of revenue recognition and other accounting policies to all of our employees, implementation of an internal audit function, new approval procedures and various other initiatives, including extensive supervisory and management oversight along with systems and process improvement programs. We are evaluating additional changes which may require us to make investments in our systems and controls, which could result in higher future operating expenses and capital expenditures.

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

      Despite the current economic downturn, the competition for qualified employees in our industry is particularly intense in the New England area, where our principal operations are located, and it can be difficult to attract and retain quality employees at reasonable cost. We have from time to time experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. In addition, the significant downturn in our business environment has caused us to significantly reduce our workforce and implement other cost-containment activities, including consolidating our operating locations and relocating some of our personnel to Rochester, New Hampshire and Andover, Massachusetts. These actions, as well as the pending securities litigation, may lead to disruptions in our business, reduced employee morale and productivity, increased attrition and difficulty retaining existing employees and recruiting future employees, any of which could harm our business and operating results.

WE MAINTAIN INVESTMENTS IN EARLY STAGE, PRIVATELY HELD TECHNOLOGY COMPANIES AND VALUE-ADDED RESELLERS TO ESTABLISH RELATIONSHIPS THAT WE BELIEVE MAY BENEFIT US AS WE EXECUTE OUR BUSINESS STRATEGY, BUT THESE RELATIONSHIPS MAY NOT PROVE HELPFUL TO US, AND WE COULD LOSE OUR ENTIRE INVESTMENT IN THESE COMPANIES

      We have made investments in privately-held technology companies and value-added resellers, many of which are in the start-up or development stage. The benefits we expected to achieve by investing in these companies may not be realized. Moreover, investments in these companies are inherently risky as the technologies or products they have under development, or the services they propose to provide, are often in early stages of development and may never materialize. We may never realize any benefits or financial returns from these investments, and, if these companies are not successful, we could lose our entire investment. The concentration of our investments in a small number of related industries, primarily telecommunications, exposes our investments to increased risk, particularly if these industries continue to be adversely affected by the worldwide economic slowdown. At December 28, 2002, these investments totaled approximately $39.1 million. During the fiscal year ended December 28, 2002, we recorded impairment losses of $22.1 million relating to these investments.

WE ARE EXPOSED TO THE CREDIT RISK OF SOME OF OUR CUSTOMERS

      Our payment terms are typically 30 days in the United States, and sometimes longer internationally. We assess the payment ability of our customers in granting such terms and maintain reserves that we believe are adequate to cover doubtful accounts, however, as a result of the current economic slowdown, our exposure to the credit risk of our customers has increased. Some of our customers are experiencing, or may experience, reduced revenues and cash flow problems, and may be unable to pay, or may delay payment for, amounts owed to us. Although we monitor the credit risk of our customers, we may not be effective in managing our exposure. If our customers are unable to pay amounts owed to us or cancel outstanding orders, our forecasting ability, cash flow and revenues could be harmed and our business and results of operations may be adversely affected.

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

      We intend to establish strategic partnerships with organizations in complementary markets to incorporate our network communications technology into products and solutions sold by these organizations. We may be unable to enter into agreements of this type on favorable terms, if at all. If we are able to enter into these agreements, we will likely be unable to control the amount and timing of resources our partners devote to developing products that incorporate our technology and the efforts they devote to selling these products. If we are unable to enter into these agreements on favorable terms, or if our partners do not devote sufficient resources to developing and selling the products that incorporate our technology, our revenue growth will be lower than expected.

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

      In the transformation agreement among Aprisma, Riverstone and us and the related contribution agreements, each of we, Aprisma and Riverstone received intellectual property related to the products to be sold by each of us or to be used in each of our respective businesses. In addition, we and Riverstone both own rights in technology within a family of application-specific integrated circuits used in both our X-Pedition product family and Riverstone's switch router product family. Riverstone is primarily a provider of infrastructure equipment to service providers in metropolitan area networks. There are no contractual provisions between us and Riverstone that prohibit Riverstone from developing products that are competitive with our products, including products based upon these commonly owned rights. If Riverstone is acquired by one of our competitors, there are no contractual provisions that would prohibit the combined entity from selling or developing products competitive with our products.

RISKS RELATED TO OUR MANUFACTURING AND COMPONENTS

WE USE SEVERAL KEY COMPONENTS FOR OUR PRODUCTS THAT WE PURCHASE FROM SINGLE OR LIMITED SOURCES, AND WE COULD LOSE SALES IF THESE SOURCES FAIL TO FULFILL OUR NEEDS ON A TIMELY BASIS

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

WE DEPEND UPON A LIMITED NUMBER OF CONTRACT MANUFACTURERS FOR SUBSTANTIALLY ALL OF OUR MANUFACTURING REQUIREMENTS, AND THE LOSS OF ANY OF OUR PRIMARY CONTRACT MANUFACTURERS WOULD IMPAIR OUR ABILITY TO MEET THE DEMANDS OF OUR CUSTOMERS

      We do not have internal manufacturing capabilities. We outsource most of our manufacturing to two companies, Flextronics International, Ltd. and Accton Technology Corporation, which procure material on our behalf and provide comprehensive manufacturing services, including assembly, test, control and shipment to our customers. Our agreement with Flextronics expired in February 2002 and, since that time, we have been operating under an informal extension of the expired contract while negotiating a new agreement with Flextronics. If we experience increased demand for our products, we will need to increase our manufacturing capacity with Flextronics and Accton or add additional contract manufacturers. Flextronics and Accton also build products for other companies, and we cannot be certain that they will always have sufficient quantities of inventory and capacity available or that they will allocate their internal resources to fulfill our requirements. Further, qualifying a new contract manufacturer and commencing volume production is expensive and time consuming. The loss of our existing contract manufacturers, the failure of our existing contract manufacturers to satisfy their contractual obligations to us or our failure to timely qualify a new contract manufacturer to meet anticipated demand increases could result in a significant interruption in the supply of our products. In this event, we could lose revenue and damage our customer relationships.

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

      In addition, because our contract manufacturers produce our products based on forward-looking demand projections that we supply to them, we may be unable to respond quickly to sudden changes in demand. For example, following the events of September 11, 2001, we experienced a sudden drop in demand for our products and were unable to reduce the amount of product manufactured by our contract manufacturers in the short term, which were based on demand forecasts provided prior to the sudden change in demand. With respect to sudden increases in demand, we may be unable to satisfy this demand with our products, thereby forfeiting revenue opportunities and damaging our customer relationships, and with respect to sudden decreases in demand, we may find ourselves with excess finished goods inventory, which could expose us to high manufacturing costs compared to our revenue in a financial quarter and increased risks of inventory obsolescence. These factors contributed to a $17.9 million charge for inventory obsolescence in fiscal year 2002 and a $72.9 million charge for inventory obsolescence in transition year 2001.

OTHER RISKS RELATED TO OUR BUSINESS

OUR SIGNIFICANT SALES OUTSIDE THE UNITED STATES SUBJECT US TO INCREASING FOREIGN POLITICAL AND ECONOMIC RISKS, INCLUDING FOREIGN CURRENCY FLUCTUATIONS

      Our sales to customers outside of the United States accounted for approximately 43% of our revenue in the fiscal year ended December 28, 2002, 50% of our revenue in the ten months ended December 29, 2001 and 47% of our revenue in the fiscal year ended March 3, 2001. We are seeking to expand our international presence by establishing arrangements with distribution partners as well as through strategic relationships in international markets. Consequently, we anticipate that sales outside of the United States will continue to account for a significant portion of our revenues in future periods.

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

      Our international presence subjects us to risks, including:

      - political and economic instability and changing regulatory environments in foreign countries;

      - increased time to deliver solutions to customers due to the complexities associated with managing an international distribution system;

      - increased time to collect receivables caused by slower payment practices in many international markets;

      - managing export licenses, tariffs and other regulatory issues pertaining to international trade;

      - increased effort and costs associated with the protection of our intellectual property in foreign countries; and

      -     difficulties in hiring and managing employees in foreign countries.

THE MARKET PRICE OF OUR COMMON STOCK HAS HISTORICALLY BEEN VOLATILE, AND THE RECENT DECLINE IN THE MARKET PRICE OF OUR COMMON STOCK MAY NEGATIVELY IMPACT OUR ABILITY TO MAKE FUTURE STRATEGIC ACQUISITIONS, RAISE CAPITAL, ISSUE DEBT, AND RETAIN EMPLOYEES

      Shares of our common stock have experienced, and may continue to experience, substantial price volatility, including significant recent decreases, particularly as a result of variations between our actual or anticipated financial results and the published expectations of analysts, announcements by our competitors and us, economic weakness and political instability, high turnover in our senior management, the SEC investigation of our accounting practices, and pending class action lawsuits against us. In addition, the stock markets have experienced extreme price fluctuations that have affected the market price of many technology companies. These price fluctuations have, in some cases, been unrelated to the operating performance of these companies. A major decline in capital markets generally, or in the market price of our shares of common stock, may negatively impact our ability to make future strategic acquisitions, raise capital, issue debt, or retain employees. These factors, as well as general economic and political conditions and the outcome of the pending class action lawsuits, may in turn materially adversely affect the market price of our shares of common stock.

WE MAY NOT BE ABLE TO MAINTAIN OUR LISTING ON THE NEW YORK STOCK EXCHANGE, AND IF WE FAIL TO DO SO, THE PRICE AND LIQUIDITY OF OUR COMMON STOCK MAY
DECLINE

      The New York Stock Exchange has quantitative maintenance criteria for the continued listing of common stock on the exchange, including a requirement that we maintain a minimum 30-day average closing price per share of $1.00. Throughout much of 2002, our stock traded below $2.00 per share, at one point falling below $1.00, and we received a notice from the New York Stock Exchange that our continued listing is under review. Although we are currently in compliance with the 30-day average closing price requirement, we must also meet this requirement on May 7, 2003 to maintain our listing.

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

WE HAVE NOT ESTABLISHED A COMPREHENSIVE DISASTER RECOVERY PLAN FOR OUR INFORMATION TECHNOLOGY SYSTEMS, AND IF OUR INFORMATION TECHNOLOGY SYSTEMS FAIL OR BECOME INOPERABLE FOR ANY EXTENDED PERIOD OF TIME, OUR REVENUES AND OUR BUSINESS COULD BE HARMED.

      We have not established and tested a comprehensive plan for recovering or otherwise operating our information technology systems in the event of a catastrophic systems failure or a natural or other disaster. If there is a catastrophic failure or extended inoperability of our information technology systems, our ability to service customers, ship products, process transactions, test and develop products, and communicate internally and externally could be materially impaired and our revenues and business could be harmed. We are in the process of developing a disaster recover plan which we expect will conform to industry standards and is intended to limit our business and financial exposure in the event of a catastrophic failure. Notwithstanding, in the event of a catastrophic systems failure, we may be unable to successfully implement this plan and restore, or operate at an alternate location, our information technology systems and, to the extent it is implemented, this plan may not adequately prevent or limit the adverse effects on our business of such a failure.

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

THE TAX IMPLICATIONS OF RIVERSTONE SPIN-OFF MAY PLACE RESTRICTIONS ON US AND SUBJECT US TO RISKS

      We have received a ruling from the Internal Revenue Service that the distribution of Riverstone qualifies as a tax-free spin-off under Section 355 of the Internal Revenue Code of 1986, as amended. Rulings and opinions of this nature are subject to various representations and limitations, and in any event, are not binding upon the Internal Revenue Service or any court. If the distribution of Riverstone's shares fails to qualify as a tax-free spin-off under Section 355 of the Internal Revenue Code, we will recognize a taxable gain equal to the difference between the fair market value of Riverstone on the date of the distribution and our adjusted tax basis in Riverstone's stock on the date of the distribution. In addition, each of our stockholders will be treated as having received a taxable corporate distribution in an amount equal to the fair market value of Riverstone's stock received by the stockholder on the date of distribution. Any taxable gain recognized by us or our stockholders as a result of a failure of the Riverstone distribution to qualify as tax-free under Section 355 is likely to be substantial.

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

      Acquisitions, particularly multiple acquisitions over a short period of time, involve a number of risks that may result in our failure to achieve the desired benefits of the transaction. These risks include, among others, the following:

      - difficulties and unanticipated costs incurred in assimilating the operations of the acquired businesses;

      -     potential disruption of our existing operations;

      -     an inability to integrate, train and retain key personnel;

      - diversion of management attention and employees from day-to-day operations;

      - an inability to incorporate, develop or market acquired technologies or products;

      -     unexpected liabilities of the acquired business;

      - operating inefficiencies associated with managing companies in different locations; and

      - impairment of relationships with employees, customers, suppliers and strategic partners.

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

      Interest Rate Sensitivity. We maintain an investment portfolio consisting partly of debt securities of various issuers, types and maturities. The securities that we classify as held-to-maturity are recorded on the balance sheet at amortized cost, which approximates market value. Unrealized gains or losses associated with these securities are not material. The securities that we classify as available-for-sale are recorded on the balance sheet at fair market value with unrealized gains or losses reported as part of accumulated other comprehensive income, net of tax as a component of stockholders' equity. A hypothetical 10 percent increase in interest rates would not have a material impact on the fair market value of these securities due to their short maturity. We are able to hold our fixed income investments until maturity, and therefore we do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio, unless we are required to liquidate these securities earlier to satisfy immediate cash flow requirements.

      Foreign Currency Exchange Risk. Due to our global operating and financial activities, we are exposed to changes in foreign currency exchange rates. At December 28, 2002, we had net asset exposures to the Australian Dollar, Eurodollar, Japanese Yen and Brazilian Real. We do not expect our operating results or cash flows to be affected to any significant degree by foreign currency exchange rate fluctuations.

      To minimize the potential adverse impact of changes in foreign currency exchange rates, we, at times, have used foreign currency forward and option contracts to hedge the currency risk inherent in our global operations. We do not use financial instruments for trading or other speculative purposes, nor do we use leveraged financial instruments. Gains and losses on these contracts are largely offset by gains and losses on the underlying assets and liabilities. We had no foreign exchange forward or option contracts outstanding at December 28, 2002.

      Equity Price Risk. We maintain a small amount of investments in marketable equity securities of publicly-traded companies. At December 28, 2002, these investments were considered available-for-sale with any unrealized gains or losses deferred as a component of stockholders' equity. It is not customary for us to make investments in equity securities of publicly traded companies as part of our investment strategy. In the past, we have also made strategic equity and convertible debt investments in privately-held technology companies, many of which are in the start-up or development stage. Investments in these companies are highly illiquid and inherently risky as the technologies or products they have under development, or the services they propose to provide, are typically in early stages of development and may never materialize. If these companies are not successful, we could lose our entire investment. The concentration of our investments in a small number of related industries, primarily telecommunications, exposes our investments to increased risk, particularly if these industries continue to be adversely affected by the worldwide economic slowdown. At December 28, 2002, these investments totaled approximately $39.1 million. During fiscal year 2002, we recorded impairment losses of $22.1 million relating to these investments. While our operating results may be materially adversely affected by fluctuations in the value of these investments, we do not expect any material adverse impact in our cash flows.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Our consolidated financial statements and related notes and report of independent auditors are included beginning on page F-1 of this annual report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required under this item may be found under the sections captioned "Proposal I: Election of Class II Directors," "Executive Officers," and "Section 16(a) Beneficial Ownership Reporting and Compliance" in our 2003 Proxy Statement, which will be filed with the SEC no later than April 28, 2003, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

      The information required under this item may be found under the sections captioned "Summary Compensation Table," "Option Grants in the Last Fiscal Year," and "Option Exercises and Fiscal Year-End Values" in our 2003 Proxy Statement, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required under this item may be found under the section captioned "Securities Ownership of Certain Beneficial Owners and Management" in our 2003 Proxy Statement, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required under this item may be found under the section captioned "Certain Relationships and Related Transactions" in our 2003 Proxy Statement, and is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

      EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

      Within the 90-day period prior to the filing of this report, an evaluation of the effectiveness of our disclosure controls and procedures was carried out under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Based on and as of the date of that evaluation, the CEO and CFO concluded that our disclosure controls and procedures are sufficient to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

      Notwithstanding management's conclusions, the effectiveness of a system of disclosure controls and procedures is subject to certain inherent limitations, including cost limitations, judgments used in decision making, assumptions regarding the likelihood of future events, soundness of internal controls, and fraud. Due to such inherent limitations, there can be no assurance that any system of disclosure controls and procedures will be successful in preventing all errors or fraud, or in making all material information known in a timely manner to the appropriate levels of management. As described below under "Changes in Internal Controls," we have identified certain deficiencies in our internal controls. We believe the corrective actions we have taken and the additional procedures we have performed, as described in more detail below, provide us with reasonable assurance that the identified internal control weaknesses have not limited the effectiveness of our disclosure controls and procedures.

CHANGES IN INTERNAL CONTROLS

      Our management has assessed our internal controls in each of the regions in which we operate in connection with the audit of our financial statements for the fiscal year ended December 28, 2002. In connection with this assessment, management has identified significant deficiencies in our internal controls relating to:

      -     accounting policies and procedures;

      -     systems integration and data reconciliation; and

      -     personnel and their roles and responsibilities.

      Management has assigned the highest priority to the short-term and long-term correction of these internal control deficiencies, and we have implemented and continue to implement changes to our accounting policies, procedures, systems and personnel to address these issues. We have also performed additional procedures designed to ensure that these internal control deficiencies do not lead to material misstatements in our consolidated financial statements. Specifically, we have implemented the following corrective actions as well as additional procedures:

            1. Adoption of our code of conduct;

            2. Retention of an internal auditor and establishment of an internal audit department;

            3. Establishment of a Disclosure Review Committee;

            4. Implementation of a quarterly and annual representation and certification process applicable to key employees responsible for international operations and worldwide sales activity;

            5. Review and revision of revenue recognition policies and contracting management policies and procedures, including more formalized training of finance, sales and other staffs;

            6. Development of additional financial, accounting and other policies and procedures;

            7. Increased supervisory and management reviews of procedures, reconciliation activities and financial reporting; and

            8. Additional management oversight and detailed reviews of personnel, disclosures and reporting.

      Longer term corrective actions, some of which we have already begun to implement, include:

            1. Improved financial and management reporting systems;

            2. Continued development of additional financial, accounting and other policies and procedures;

            3. Additional training of our personnel;

            4. Expanded certification by employees of their familiarity, and obligation to comply, with our policies and procedures;

            5. Periodic re-certification by employees of their continued compliance with our policies and procedures; and

            6. Expanded internal audit processes and procedures.

      We continue to evaluate the effectiveness of our internal controls and procedures on an ongoing basis and will take further action as appropriate.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a) Documents filed as part of this report:

            1. CONSOLIDATED FINANCIAL STATEMENTS (SEE ITEM 8)


                                      STATEMENT                             PAGE
        -----------------------------------------------------------------   ----

        Independent Auditors' Report .....................................   F-1
          Consolidated Balance Sheets at December 28, 2002 and
           December 29, 2001 .............................................   F-2
        Consolidated  Statements of Operations for the year ended
           December 28, 2002, the ten months ended December 29, 2001, and
           the year ended March 3, 2001 ..................................   F-3
        Consolidated  Statements of Redeemable Convertible Preferred Stock
           and Stockholders' Equity for the year ended  December 28, 2002, the ten months ended December 29, 2001 and the year ended
           March 3, 2001 .................................................   F-4
        Consolidated  Statements of Cash Flows for the year ended
           December 28, 2002, the ten months ended December 29, 2001, and
           the year ended March 3, 2001 ..................................   F-7
        Notes to Consolidated Financial Statements .......................   F-8


            2. CONSOLIDATED FINANCIAL STATEMENT SCHEDULES


                                       SCHEDULE                            PAGE
        -----------------------------------------------------------------   ----

         Schedule II-- Valuation and Qualifying Accounts ................    S-1
         Independent Auditors' Report ...................................    S-2


      All other schedules have been omitted since they are not required, not applicable or the information has been included in the consolidated financial statements or the notes thereto.

            3. EXHIBITS

(a) Exhibits:

      3.1  --   Restated Certificate of Incorporation of the Registrant, a
                Delaware corporation, incorporated by reference to Exhibit
                3.1 to the Registrant's Registration Statement on Form S-1,
                No. 33-28055.

      3.2  --   Certificate of Correction of the Registrant's Restated
                Certificate of Incorporation, incorporated by reference to
                Exhibit 3.1.2 to the Registrant's Registration Statement on
                Form S-1, No. 33-42534.

      3.3  --   Certificate of Amendment of the Restated Certificate of
                Incorporation of the Registrant, incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on
                Form S-3, No. 33-544666.

      3.4  --   Certificate of Amendment of the Restated Certificate of
                Incorporation of the Registrant, incorporated by reference to Exhibit 3.5 to the Registrant's annual report on Form
                10-K filed on May 30, 2000.

      3.5  --   Certificate of Designations, Preferences and Rights for
                Series D and Series E Participating Convertible Preferred
                Stock of the Registrant, incorporated by reference to
                Exhibit 4.1 to the Registrant's quarterly report on Form
                10-Q for the period ended September 1, 2001, filed October
                16, 2001 (the "October 2001 10-Q").

      3.6  --   Certificate of Designations, Preferences and Rights for Series F

                Convertible Preferred Stock of the Registrant, incorporated by reference to Exhibit 4.2 to the Registrant's current report on Form 8-K filed May 31, 2002.

      3.7  --   Certificate of Elimination of Designation, Preferences and
                Rights of the Series A, Series B and Series C Participating
                Convertible Preferred Stock of the Registrant.

      3.8  --   Amended and Restated By-laws of the Registrant, incorporated by reference to the Registrant's transition report on Form 10-K, filed on November 26, 2002 (the "November 2002, 10-K)

      4.1  --   Specimen stock certificate of the Registrant's Common Stock, incorporated by reference to Exhibit 4.1 to the November 2002,
                10-K.

      4.2  --   Standstill Agreement, dated August 29, 2000, between the
                Registrant and the Investors named therein, incorporated by reference to Exhibit 2.3 to the Silver Lake 8-K.

      4.3  --   Form of Class A Warrant of the Registrant, incorporated by reference to Exhibit 2.5 to the Silver Lake 8-K.

      4.4  --   Form of Class B Warrant of the Registrant, incorporated by reference to Exhibit 2.6 of the Silver Lake 8-K.

      4.5  --   Form of Common Stock Purchase Warrant issued to certain
                Investors in connection with the merger of a subsidiary into the
                Registrant, incorporated by reference to Exhibit 4.2 to the
                October 2001 10-Q.

      4.6  --   Rights Agreement, dated May 28, 2002, between the Registrant and
                EquiServe Trust Company, N.A., as Rights Agent, incorporated by reference to Exhibit 4.1 to the Registrants current report on
                Form 8-K, filed May 31, 2002.

      4.7  --   Form of Rights Certificate, incorporated by reference to Exhibit
                4.3 to the Registrant's current report on Form 8-K, filed May
                31, 2002.

     10.1  --   Amended and Restated Transformation Agreement, effective as of June 3, 2000, among Cabletron, Aprisma, Enterasys, GNTS and Riverstone, incorporated by reference to Exhibit 2.1 to the Registrant's quarterly report on Form 10-Q filed on
                January 16, 2001 (the "January 2001 10-Q").

     10.2  --   Amended and Restated Asset Contribution Agreement, effective as of June 3, 2000, between Cabletron and Enterasys,
                incorporated by reference to Exhibit 2.3 to the January 2001
                10-Q.

     10.3  --   Amended and Restated Asset Contribution Agreement, effective as of June 3, 2000, between Cabletron and Riverstone,
                incorporated by reference to Exhibit 2.5 of the January 2001
                10-Q.

     10.4  --   Tax Sharing Agreement, dated as of June 3, 2000, among
                Cabletron, Aprisma, Enterasys, GNTS and Riverstone,
                incorporated by reference to Exhibit 2.6 of Cabletron's
                quarterly report on Form 10-Q, filed on October 18, 2000
                (the "October 2000 10-Q).

     10.5  --   Assignment and Assumption Agreement, dated as of June 3,
                2000, by and between Cabletron and Enterasys pertaining to the Manufacturing Services Agreement, dated as of February
                29, 2000, between the Registrant and Flextronics
                International USA, Inc., incorporated by reference to
                Exhibit 2.8 of the October 2000 10-Q.

     10.6  --   Agency Agreement between the Registrant and International
                Cable Networks Inc., incorporated by reference to Exhibit
                10.6 to the Registrant's Registration Statement on Form S-1,
                No. 33-28055.

     10.7  --   Letter Sublease Agreement, dated June 4, 1998, between the
                Registrant and Picturetel Corporation, together with related documents, incorporated by reference to Exhibit 10.8 to the
                Registrant's Annual report on Form 10-K, filed on June 4, 2001
                (the "2001 10K")

     10.8  --   Lease, dated as of October 31, 2001, between Thomas J. Flatley
                d/b/a The Flatley Company, and Enterasys Networks, Inc.,
                relating to a leased premises in Portsmouth, New Hampshire, incorporated by reference to Exhibit 10.12 to the November 2002
                10-K.

     10.9  --   Registration Rights Agreement, dated as of August 29, 2000, among the Registrant and the Investors, incorporated by
                reference to Exhibit 2.7 to the Silver Lake 8-K.

    10.10  --   Manufacturing Services Agreement, dated as of March 1, 2000, between the Registrant and Flextronics International USA,
                Inc., incorporated by reference to Exhibit 10.6 to the
                February 2001 10-Q/A.

    10.11  --   2002 Employee Stock Purchase Plan, incorporated by reference to
                Exhibit 4.1 to the Registrant's registration statement on Form
                S-8, No. 333-103587.

    10.12  --   2002 Stock Option Plan for Eligible Executives, incorporated by reference to Exhibit 10.8 to the Registrant's Quarterly Report
                on Form 10-Q for the three-month period ended June 29, 2002, filed with the Commission on January 30, 2003 (the "January 2003
                10-Q").

    10.13  --   2001 Equity Incentive Plan, incorporated by reference to Exhibit
                4.1 to the Registrant's registration statement on Form S-8, No.
                333-66774.

    10.14  --   1998 Equity Incentive Plan, as amended, incorporated by
                reference to Exhibit 4.2 to the Registrant's registration
                statement on Form S-8, No. 333-103587.

    10.15  --   1989 Employee Stock Purchase Plan, as restated, incorporated by reference to Exhibit 10.18 to the November 2001 10-K.

    10.16  --   1995 Employee Stock Purchase Plan, as restated, incorporated by reference to Exhibit 10.19 to the November 2001 10-K.

    10.17  --   Amended and Restated Change-in-Control Severance Benefit Plan
                for Key Employees, incorporated by reference to Exhibit 10.7 to the January 2003 10-Q.

    10.18  --   Deferral Plan for Directors, incorporated by reference to
                Exhibit 10.4 to the November 2002 10-K.

    10.19  --   Promissory Note, dated August 23, 1999 of Enrique P. (Henry)
                Fiallo, incorporated by reference to Exhibit 10.28 to the
                2000 10-K.

    10.20  --   Promissory Note, dated January 1, 2000 of Enrique P. (Henry)
                Fiallo, incorporated by reference to Exhibit 10.27 to the
                2000 10-K.

    10.21  --   Employment Agreement, dated April 1, 2002, between the
                Registrant and William O'Brien, incorporated by reference to
                Exhibit 10.1 to the January 2003 10-Q.

    10.22  --   Employment Agreement, dated May 1, 2002, between the Registrant and Yuda Doron, incorporated by reference to Exhibit 10.2 to the
                January 2003 10-Q.

    10.23  --   Separation Agreement and Release, dated April 5, 2002, between the Registrant and Enrique Fiallo, incorporated by reference to
                Exhibit 10.3 to the January 2003 10-Q.

    10.24  --   Separation Agreement and Release, dated October 29, 2002, by and between the Registrant and Robert J. Gagalis.

     21.1  --   Subsidiaries of the Registrant.

     23.1  --   Consent of Independent Auditors.

     99.1  --   Certification of William K. O'Brien under Section 906 of the
                Sarbanes-Oxley Act.

     99.2  --   Certification of Richard S. Haak, Jr. under Section 906 of the Sarbanes-Oxley Act.

      (b) Reports on Form 8-K:

      For the quarter ended December 28, 2002, we did not file any current reports on Form 8-K.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ENTERASYS NETWORKS, INC.


               March 28, 2003         By:   /s/ WILLIAM K. O'BRIEN
             ------------------          --------------------------------------
                    Date                        William K. O'Brien
                                          Chief Executive Officer and Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              SIGNATURE                             TITLE(S)                     DATE
----------------------------------       -----------------------------      --------------
     /s/ WILLIAM K. O'BRIEN               Chief Executive Officer and       March 28, 2003
----------------------------------       Director (Principal Executive
       William K. O'Brien                           Officer)


    /s/ RICHARD S. HAAK, JR.                Chief Financial Officer         March 28, 2003
----------------------------------          (Principal Financial and
      Richard S. Haak, Jr.                    Accounting Officer)


    /s/ RONALD T. MAHEU                             Director                March 28, 2003
----------------------------------
      Ronald  T. Maheu

       /s/ PAUL R. DUNCAN                           Director                March 28, 2003
----------------------------------
         Paul R. Duncan

      /s/ EDWIN A. HUSTON                           Director                March 28, 2003
----------------------------------
        Edwin A. Huston

     /s/ JAMES A. DAVIDSON                          Director                March 28, 2003
----------------------------------
       James A. Davidson

                                 CERTIFICATIONS

I, William K. O'Brien, Chief Executive Officer of the Registrant, certify that:

      1. I have reviewed this annual report on Form 10-K of the Registrant;

      2. Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

      3. Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in the report;

      4. The other certifying officers of the registrant and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b. Evaluated the effectiveness of the disclosure controls and procedures of the registrant as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The other certifying officers of the registrant and I have disclosed, based on our most recent evaluation, to the auditors of the registrant and the audit committee of the board of directors (or persons performing the equivalent function) of the registrant:

            a. All significant deficiencies in the design or operation of internal controls which could adversely affect the ability of the registrant to record, process, summarize and report financial data and have identified for the auditors of the registrant any material weaknesses in internal controls; and

            b. Any fraud, whether or not material that involved management or other employees who have a significant role in the internal controls of the registrant; and

      6. The other certifying officers of the registrant and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 28, 2003                     /s/ WILLIAM K. O'BRIEN
                                         ---------------------------------
                                         William K. O'Brien

                                 CERTIFICATIONS

I, Richard S. Haak, Jr., Chief Financial Officer of the Registrant, certify that:

      1. I have reviewed this report on Form 10-K of the Registrant;

      2. Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

      3. Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in the report;

      4. The other certifying officers of the registrant and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b. Evaluated the effectiveness of the disclosure controls and procedures of the registrant as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The other certifying officers of the registrant and I have disclosed, based on our most recent evaluation, to the auditors of the registrant and the audit committee of the board of directors (or persons performing the equivalent function) of the registrant:

            a. All significant deficiencies in the design or operation of internal controls which could adversely affect the ability of the registrant to record, process, summarize and report financial data and have identified for the auditors of the registrant any material weaknesses in internal controls; and

            b. Any fraud, whether or not material that involved management or other employees who have a significant role in the internal controls of the registrant; and

      6. The other certifying officers of the registrant and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


   Date: March 28, 2003                 /s/  RICHARD S. HAAK, JR.
                                        -------------------------------
                                             Richard S. Haak, Jr.

                                  EXHIBIT INDEX

      3.1  --   Restated Certificate of Incorporation of the Registrant, a
                Delaware corporation, incorporated by reference to Exhibit
                3.1 to the Registrant's Registration Statement on Form S-1,
                No. 33-28055.

      3.2  --   Certificate of Correction of the Registrant's Restated
                Certificate of Incorporation, incorporated by reference to
                Exhibit 3.1.2 to the Registrant's Registration Statement on
                Form S-1, No. 33-42534.

      3.3  --   Certificate of Amendment of the Restated Certificate of
                Incorporation of the Registrant, incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on
                Form S-3, No. 33-544666.

      3.4  --   Certificate of Amendment of the Restated Certificate of
                Incorporation of the Registrant, incorporated by reference to Exhibit 3.5 to the Registrant's annual report on Form
                10-K filed on May 30, 2000.

      3.5  --   Certificate of Designations, Preferences and Rights for
                Series D and Series E Participating Convertible Preferred
                Stock of the Registrant, incorporated by reference to
                Exhibit 4.1 to the Registrant's quarterly report on Form
                10-Q for the period ended September 1, 2001, filed October
                16, 2001 (the "October 2001 10-Q").

      3.6  --   Certificate of Designations, Preferences and Rights for Series F
                Convertible Preferred Stock of the Registrant, incorporated by reference to Exhibit 4.2 to the Registrant's current report on
                Form 8-K filed May 31, 2002.

      3.7  --   Certificate of Elimination of Designation, Preferences and
                Rights of the Series A, Series B and Series C Participating
                Convertible Preferred Stock of the Registrant.

      3.8  --   Amended and Restated By-laws of the Registrant, incorporated by reference to the Registrant's transition report on Form 10-K, filed on November 26, 2002 (the "November 2002, 10-K)

      4.1  --   Specimen stock certificate of the Registrant's Common Stock, incorporated by reference to Exhibit 4.1 to the November 2002,
                10-K.

      4.2  --   Standstill Agreement, dated August 29, 2000, between the
                Registrant and the Investors named therein, incorporated by reference to Exhibit 2.3 to the Silver Lake 8-K.

      4.3  --   Form of Class A Warrant of the Registrant, incorporated by reference to Exhibit 2.5 to the Silver Lake 8-K.

      4.4  --   Form of Class B Warrant of the Registrant, incorporated by reference to Exhibit 2.6 of the Silver Lake 8-K.

      4.5  --   Form of Common Stock Purchase Warrant issued to certain
                Investors in connection with the merger of a subsidiary into the
                Registrant, incorporated by reference to Exhibit 4.2 to the
                October 2001 10-Q.

      4.6  --   Rights Agreement, dated May 28, 2002, between the Registrant and
                EquiServe Trust Company, N.A., as Rights Agent, incorporated by reference to Exhibit 4.1 to the Registrants current report on
                Form 8-K, filed May 31, 2002.

      4.7  --   Form of Rights Certificate, incorporated by reference to Exhibit
                4.3 to the Registrant's current report on Form 8-K, filed May
                31, 2002.

     10.1  --   Amended and Restated Transformation Agreement, effective as of June 3, 2000, among Cabletron, Aprisma, Enterasys, GNTS and Riverstone, incorporated by reference to Exhibit 2.1 to the Registrant's quarterly report on Form 10-Q filed on
                January 16, 2001 (the "January 2001 10-Q").

     10.2  --   Amended and Restated Asset Contribution Agreement, effective as of June 3, 2000, between Cabletron and Enterasys,
                incorporated by reference to Exhibit 2.3 to the January 2001
                10-Q.

     10.3  --   Amended and Restated Asset Contribution Agreement, effective as of June 3, 2000, between Cabletron and Riverstone,
                incorporated by reference to Exhibit 2.5 of the January 2001
                10-Q.

     10.4  --   Tax Sharing Agreement, dated as of June 3, 2000, among
                Cabletron, Aprisma, Enterasys, GNTS and Riverstone,
                incorporated by reference to Exhibit 2.6 of Cabletron's
                quarterly report on Form 10-Q, filed on October 18, 2000
                (the "October 2000 10-Q).

     10.5  --   Assignment and Assumption Agreement, dated as of June 3,
                2000, by and between Cabletron and Enterasys pertaining to the Manufacturing Services Agreement, dated as of February
                29, 2000, between the Registrant and Flextronics
                International USA, Inc., incorporated by reference to
                Exhibit 2.8 of the October 2000 10-Q.

     10.6  --   Agency Agreement between the Registrant and International
                Cable Networks Inc., incorporated by reference to Exhibit
                10.6 to the Registrant's Registration Statement on Form S-1,
                No. 33-28055.

     10.7  --   Letter Sublease Agreement, dated June 4, 1998, between the
                Registrant and Picturetel Corporation, together with related documents, incorporated by reference to Exhibit 10.8 to the
                Registrant's Annual report on Form 10-K, filed on June 4, 2001
                (the "2001 10K")

     10.8  --   Lease, dated as of October 31, 2001, between Thomas J. Flatley
                d/b/a The Flatley Company, and Enterasys Networks, Inc.,
                relating to a leased premises in Portsmouth, New Hampshire, incorporated by reference to Exhibit 10.12 to the November 2002
                10-K.

     10.9  --   Registration Rights Agreement, dated as of August 29, 2000, among the Registrant and the Investors, incorporated by
                reference to Exhibit 2.7 to the Silver Lake 8-K.

    10.10  --   Manufacturing Services Agreement, dated as of March 1, 2000, between the Registrant and Flextronics International USA,
                Inc., incorporated by reference to Exhibit 10.6 to the
                February 2001 10-Q/A.

    10.11  --   2002 Employee Stock Purchase Plan, incorporated by reference to
                Exhibit 4.1 to the Registrant's registration statement on Form
                S-8, No. 333-103587.

    10.12  --   2002 Stock Option Plan for Eligible Executives, incorporated by reference to Exhibit 10.8 to the Registrant's Quarterly Report
                on Form 10-Q for the three-month period ended June 29, 2002, filed with the Commission on January 30, 2003 (the "January 2003
                10-Q").

    10.13  --   2001 Equity Incentive Plan, incorporated by reference to Exhibit
                4.1 to the Registrant's registration statement on Form S-8, No.
                333-66774.

    10.14  --   1998 Equity Incentive Plan, as amended, incorporated by
                reference to Exhibit 4.2 to the Registrant's registration
                statement on Form S-8, No. 333-103587.

    10.15  --   1989 Employee Stock Purchase Plan, as restated, incorporated by reference to Exhibit 10.18 to the November 2001 10-K.

    10.16  --   1995 Employee Stock Purchase Plan, as restated, incorporated by reference to Exhibit 10.19 to the November 2001 10-K.

    10.17  --   Amended and Restated Change-in-Control Severance Benefit Plan
                for Key Employees, incorporated by reference to Exhibit 10.7 to the January 2003 10-Q.

    10.18  --   Deferral Plan for Directors, incorporated by reference to
                Exhibit 10.4 to the November 2002 10-K.

    10.19  --   Promissory Note, dated August 23, 1999 of Enrique P. (Henry)
                Fiallo, incorporated by reference to Exhibit 10.28 to the
                2000 10-K.

    10.20  --   Promissory Note, dated January 1, 2000 of Enrique P. (Henry)
                Fiallo, incorporated by reference to Exhibit 10.27 to the
                2000 10-K.

    10.21  --   Employment Agreement, dated April 1, 2002, between the
                Registrant and William O'Brien, incorporated by reference to
                Exhibit 10.1 to the January 2003 10-Q.

    10.22  --   Employment Agreement, dated May 1, 2002, between the Registrant and Yuda Doron, incorporated by reference to Exhibit 10.2 to the
                January 2003 10-Q.

    10.23  --   Separation Agreement and Release, dated April 5, 2002, between the Registrant and Enrique Fiallo, incorporated by reference to
                Exhibit 10.3 to the January 2003 10-Q.

    10.24  --   Separation Agreement and Release, dated October 29, 2002, by and between the Registrant and Robert J. Gagalis.

     21.1  --   Subsidiaries of the Registrant.

     23.1  --   Consent of Independent Auditors.

     99.1  --   Certification of William K. O'Brien under Section 906 of the
                Sarbanes-Oxley Act.

     99.2  --   Certification of Richard S. Haak, Jr. under Section 906 of the Sarbanes-Oxley Act.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders of Enterasys Networks, Inc.:

We have audited the accompanying consolidated balance sheets of Enterasys Networks, Inc. and subsidiaries as of December 28, 2002 and December 29, 2001 and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders' equity, and cash flows for the year ended December 28, 2002, the ten-month period ended December 29, 2001 and the year ended March 3, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Enterasys Networks, Inc. and subsidiaries as of December 28, 2002 and December 29, 2001, and the results of their operations and their cash flows for the year ended December 28, 2002, the ten-month period ended December 29, 2001 and the year ended March 3, 2001, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, effective December 30, 2001, the Company changed its method of accounting for goodwill and other intangible assets. In addition, also as discussed in Note 2 to the consolidated financial statements, effective March 4, 2001, the Company changed its method of accounting for derivative financial instruments and hedging activities.


/s/ KPMG LLP
Boston, Massachusetts
March 25, 2003

                            ENTERASYS NETWORKS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                                    DECEMBER 28,   DECEMBER 29,
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)                                                      2002           2001
                                                                                                    -----------    -----------
                                             ASSETS
Current assets:
   Cash and cash equivalents ....................................................................   $   136,193    $   114,800
   Marketable securities ........................................................................        82,853         47,532
   Accounts receivable, net .....................................................................        41,683         67,698
   Inventories, net .............................................................................        44,552        118,214
   Income tax receivable ........................................................................        31,916             --
   Notes receivable .............................................................................         2,500         15,000
   Prepaid expenses and other current assets ....................................................        20,692         25,368
   Assets of discontinued operations ............................................................            --        103,415
                                                                                                    -----------    -----------

      Total current assets ......................................................................       360,389        492,027

Restricted cash, cash equivalents and marketable securities .....................................        24,450         27,882
Long-term marketable securities .................................................................        69,766         63,920
Investments .....................................................................................        39,135         63,684
Property, plant and equipment, net ..............................................................        47,407         56,924
Goodwill ........................................................................................        15,129         15,129
Intangible assets, net ..........................................................................        21,764         30,472
                                                                                                    -----------    -----------
      Total assets ..............................................................................   $   578,040    $   750,038
                                                                                                    ===========    ===========

          LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ..............................................................................   $    47,589    $    74,764
  Accrued compensation and benefits .............................................................        30,909         31,525
  Other accrued expenses ........................................................................        50,477         46,637
  Deferred revenue ..............................................................................        55,982         77,376
  Customer advances and billings in excess of revenues ..........................................         7,398         56,115
  Income taxes payable ..........................................................................        44,935         37,970
  Current portion of redeemable convertible preferred stock .....................................        94,800             --
  Liabilities of discontinued operations ........................................................            --         33,316
                                                                                                    -----------    -----------
    Total current liabilities ...................................................................       332,090        357,703

Commitments and contingencies (Note 21)

Contingent redemption value of common stock put options .........................................            --            842

Redeemable convertible preferred stock, $1.00 par value; 65,000 shares of Series D and 25,000 shares of  Series E designated, issued and outstanding at December 28, 2002 and
  December 29, 2001 (aggregate liquidation preference of Series D and E at December 28, 2002,
  $71,390 and $27,461, respectively; and at December 29, 2001, $68,542 and $26,365, respectively)            --         61,789

Stockholders' equity:
   Series F preferred stock, $1.00 par value; 300,000 shares authorized; none outstanding .......            --             --
   Undesignated preferred stock, $1.00 par value; 1,610,000 shares authorized; none outstanding .            --             --
   Common stock, $0.01 par value; 450,000,000 shares authorized; 204,940,728 and
       202,941,544 shares issued at December 28, 2002 and December 29, 2001, respectively .......         2,049          2,029
   Additional paid-in capital ...................................................................     1,176,843      1,141,089
   Accumulated deficit ..........................................................................      (875,407)      (748,199)
   Unearned stock-based compensation ............................................................          (158)        (2,802)
   Treasury stock, at cost; 3,053,201 common shares at December 28, 2002 and December 29, 2001 ..       (64,890)       (64,890)
   Accumulated other comprehensive income .......................................................         7,513          2,477
                                                                                                    -----------    -----------
       Total stockholders' equity ...............................................................       245,950        329,704
                                                                                                    -----------    -----------
       Total liabilities, redeemable convertible preferred stock and stockholders' equity .......   $   578,040    $   750,038
                                                                                                    ===========    ===========

                   See accompanying notes to consolidated financial statements.

                                     ENTERASYS NETWORKS, INC.

                              CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          YEAR ENDED        TEN MONTHS ENDED     YEAR ENDED
 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                             DECEMBER 28, 2002     DECEMBER 29, 2001   MARCH 3, 2001
                                                                      -----------------     -----------------   -------------
 Net revenue:
  Product .......................................................          $ 346,610           $ 257,947           $ 599,492
  Services ......................................................            138,187             136,598             174,875
                                                                           ---------           ---------           ---------
    Total revenue ...............................................            484,797             394,545             774,367
Cost of revenue:
  Product .......................................................            231,359             302,820             375,788
  Services (a) ..................................................             43,643              47,556              55,979
                                                                           ---------           ---------           ---------
    Total cost of revenue .......................................            275,002             350,376             431,767
                                                                           ---------           ---------           ---------
      Gross margin ..............................................            209,795              44,169             342,600
Operating expenses:
  Research and development  (a) .................................             85,019              76,471              81,723
  Selling, general and administrative (a) .......................            234,960             284,735             335,303
  Amortization of intangible assets .............................              8,708              32,366              23,176
  Stock-based compensation ......................................              2,644              30,572               1,442
  Special charges ...............................................             31,978              47,168              63,187
  Impairment of intangible assets ...............................                 --             104,147              14,104
                                                                           ---------           ---------           ---------
    Total operating expenses ....................................            363,309             575,459             518,935
                                                                           ---------           ---------           ---------
       Loss from operations .....................................           (153,514)           (531,290)           (176,335)
Interest income, net ............................................              8,347              17,672              29,981
Other income (expense), net .....................................            (42,625)            (41,209)           (557,355)
                                                                           ---------           ---------           ---------
    Loss from continuing operations before income taxes and
      cumulative effect of a change in accounting principle .....           (187,792)           (554,827)           (703,709)
Income tax expense (benefit) ....................................            (85,247)             60,242             (98,187)
                                                                           ---------           ---------           ---------
    Loss from continuing operations before cumulative effect of a
       change in accounting principle ...........................           (102,545)           (615,069)           (605,522)
Discontinued operations:
    Operating loss (net of tax expense of $0, $346 and $224,
        respectively) ...........................................                 --             (59,124)            (76,306)
     Loss on disposal (net of tax expense of $0) ................            (11,700)            (42,782)                 --
                                                                           ---------           ---------           ---------
        Loss from discontinued operations .......................            (11,700)           (101,906)            (76,306)
Cumulative effect of a change in accounting principle (net of tax
   expense of $0) ...............................................                 --              12,691                  --
                                                                           ---------           ---------           ---------
       Net loss .................................................           (114,245)           (704,284)           (681,828)
Dividend effect of beneficial conversion feature to preferred
   stockholders .................................................                 --                  --             (16,854)
Accretive dividend and accretion of discount on preferred shares             (12,963)            (10,347)             (6,044)
                                                                           ---------           ---------           ---------
        Net loss available to common shareholders ...............          $(127,208)          $(714,631)          $(704,726)
                                                                           =========           =========           =========

Basic and diluted loss per common share:
    Loss from continuing operations available to common
       shareholders .............................................          $   (0.57)          $   (3.24)          $   (3.40)
    Discontinued operations:
      Operating loss ............................................                 --               (0.31)              (0.41)
      Loss on disposal ..........................................              (0.06)              (0.22)                 --
    Cumulative effect of a change in accounting principle .......                 --                0.06                  --
                                                                           ---------           ---------           ---------
      Net loss available to common shareholders .................          $   (0.63)          $   (3.71)          $   (3.81)
                                                                           =========           =========           =========

Weighted average number of basic and diluted common shares
     outstanding ................................................            201,562             192,743             184,770
                                                                           =========           =========           =========

(a) Excludes non-cash, stock-based compensation expense as
       follows:
       Services cost of revenue .................................          $      --           $   2,292           $      --
       Research and development .................................              2,644              13,356               1,442
       Selling, general and administrative ......................                 --              14,924                  --
                                                                           ---------           ---------           ---------
          Total stock-based compensation ........................          $   2,644           $  30,572           $   1,442
                                                                           =========           =========           =========

          See accompanying notes to consolidated financial statements.

                            ENTERASYS NETWORKS, INC.
        CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
                            AND STOCKHOLDERS' EQUITY

                                                                       REDEEMABLE                     STOCKHOLDERS' EQUITY
                                                                       CONVERTIBLE                ----------------------------
                                                                      PREFERRED STOCK                    COMMON STOCK
                                                                ----------------------------      ---------------------------
                                                                                  CARRYING                            PAR
(IN THOUSANDS, EXCEPT NUMBER OF SHARES)                           SHARES           VALUE            SHARES           VALUE
                                                                -----------      -----------      -----------     -----------
BALANCE AT FEBRUARY 29, 2000 ..............................              --      $        --      183,585,437     $     1,836
Comprehensive loss:
 Net loss .................................................              --               --               --              --
 Other comprehensive loss:
   Unrealized loss on available-for-sale securities (net
   of tax benefit of $502,638) ............................              --               --               --              --
   Effect of foreign currency translation .................              --               --               --              --
   Reclassification adjustment for gains on available-
     for-sale securities included in net income (net of
     tax benefit of $158,327) .............................              --               --               --              --

      Total comprehensive loss ............................              --               --               --              --
Exercise of options and warrants for shares of common stock              --               --        2,111,000              21
Issuance of subsidiary preferred stock ....................              --               --               --              --
Issuance of common stock in connection with
   purchased acquisitions .................................              --               --        4,009,139              40
Tax adjustment for options exercised ......................              --               --               --              --
Issuance of shares under employee stock purchase plan .....              --               --          906,000               9
Issuance of stock purchase rights .........................              --               --               --              --
Issuance of Class A and Class B warrants ..................              --               --               --              --
Options issued in connection with purchased
   acquisitions ...........................................              --               --               --              --
Issuance of Series A and Series B preferred
 stock and beneficial conversion ..........................          90,000           68,000               --              --
Accretion of Series A and Series B preferred stock
  discount ................................................              --            4,233               --              --
Accretive dividend of Series A and Series B preferred
   stock ..................................................              --            1,811               --              --
Issuance of Series C preferred stock ......................          45,471           31,875               --              --
Issuance of options and warrants to purchase Series
   C preferred stock ......................................              --            3,670               --              --
Purchase of treasury stock ................................              --               --               --              --
Premium from sale of put options ..........................              --               --               --              --
Unearned stock-based compensation related to stock
   option grants ..........................................              --               --               --              --
Amortization of unearned stock-based compensation .........              --               --               --              --
Grants of options to consultants ..........................              --               --               --              --
Issuance of Riverstone stock ..............................              --               --               --              --
                                                                -----------      -----------      -----------     -----------
BALANCE AT MARCH 3, 2001 ..................................         135,471      $   109,589      190,611,576     $     1,906
                                                                ===========      ===========      ===========     ===========

                                                                               STOCKHOLDERS' EQUITY
                                                                 -------------------------------------------------
                                                                 ADDITIONAL                        UNEARNED
                                                                   PAID-IN          RETAINED      STOCK-BASED
(IN THOUSANDS, EXCEPT NUMBER OF SHARES)                            CAPITAL          EARNINGS      COMPENSATION
                                                                 -----------      -----------     ------------
BALANCE AT FEBRUARY 29, 2000 ..............................      $   630,155      $ 1,000,758      $        --
Comprehensive loss:
 Net loss .................................................               --         (681,828)              --
 Other comprehensive loss:
   Unrealized loss on available-for-sale securities (net
   of tax benefit of $502,638) ............................               --               --               --
   Effect of foreign currency translation .................               --               --               --
   Reclassification adjustment for gains on available-
     for-sale securities included in net income (net of
     tax benefit of $158,327) .............................               --               --               --

      Total comprehensive loss ............................               --               --               --
Exercise of options and warrants for shares of common stock           19,982               --               --
Issuance of subsidiary preferred stock ....................           13,720               --               --
Issuance of common stock in connection with
   purchased acquisitions .................................          139,173               --           (5,519)
Tax adjustment for options exercised ......................          (13,954)              --               --
Issuance of shares under employee stock purchase plan .....           13,439               --               --
Issuance of stock purchase rights .........................            7,173               --               --
Issuance of Class A and Class B warrants ..................            3,400               --               --
Options issued in connection with purchased
   acquisitions ...........................................           13,824               --           (2,935)
Issuance of Series A and Series B preferred
 stock and beneficial conversion ..........................           16,854          (16,854)              --
Accretion of Series A and Series B preferred stock
  discount ................................................               --           (4,233)              --
Accretive dividend of Series A and Series B preferred
   stock ..................................................               --           (1,811)              --
Issuance of Series C preferred stock ......................               --               --               --
Issuance of options and warrants to purchase Series
   C preferred stock ......................................               --               --               --
Purchase of treasury stock ................................               --               --               --
Premium from sale of put options ..........................            4,934               --               --
Unearned stock-based compensation related to stock
   option grants ..........................................           11,099               --          (11,099)
Amortization of unearned stock-based compensation .........               --               --            2,880
Grants of options to consultants ..........................            2,100               --               --
Issuance of Riverstone stock ..............................          128,258               --               --
                                                                 -----------      -----------      -----------
BALANCE AT MARCH 3, 2001 ..................................      $   990,157      $   296,032      $   (16,673)
                                                                 ===========      ===========      ===========

                                                                                        STOCKHOLDERS' EQUITY
                                                                ----------------------------------------------------------------
                                                                                                  ACCUMULATED
                                                                       TREASURY STOCK                 OTHER            TOTAL
                                                                -----------------------------     COMPREHENSIVE    STOCKHOLDERS'
(IN THOUSANDS, EXCEPT NUMBER OF SHARES)                            SHARES            COST         INCOME (LOSS)       EQUITY
                                                                --------------    -----------     -------------    ------------
BALANCE AT FEBRUARY 29, 2000 ..............................               --      $        --      $   514,690      $ 2,147,439
Comprehensive loss:
 Net loss .................................................               --               --               --         (681,828)
 Other comprehensive loss:
   Unrealized loss on available-for-sale securities (net
   of tax benefit of $502,638) ............................               --               --         (752,232)        (752,232)
   Effect of foreign currency translation .................               --               --              762              762
   Reclassification adjustment for gains on available-
     for-sale securities included in net income (net of
     tax benefit of $158,327) .............................               --               --          236,156          236,156
                                                                                                                    -----------
      Total comprehensive loss ............................               --               --               --       (1,197,142)
Exercise of options and warrants for shares of common stock               --               --               --           20,003
Issuance of subsidiary preferred stock ....................               --               --               --           13,720
Issuance of common stock in connection with
   purchased acquisitions .................................               --               --               --          133,694
Tax adjustment for options exercised ......................               --               --               --          (13,954)
Issuance of shares under employee stock purchase plan .....               --               --               --           13,448
Issuance of stock purchase rights .........................               --               --               --            7,173
Issuance of Class A and Class B warrants ..................               --               --               --            3,400
Options issued in connection with purchased
   acquisitions ...........................................               --               --               --           10,889
Issuance of Series A and Series B preferred
 stock and beneficial conversion ..........................               --               --               --               --
Accretion of Series A and Series B preferred stock
  discount ................................................               --               --               --           (4,233)
Accretive dividend of Series A and Series B preferred
   stock ..................................................               --               --               --           (1,811)
Issuance of Series C preferred stock ......................               --               --               --               --
Issuance of options and warrants to purchase Series
   C preferred stock ......................................               --               --               --               --
Purchase of treasury stock ................................       (2,100,000)         (56,479)              --          (56,479)
Premium from sale of put options ..........................               --               --               --            4,934
Unearned stock-based compensation related to stock
   option grants ..........................................               --               --               --               --
Amortization of unearned stock-based compensation .........               --               --               --            2,880
Grants of options to consultants ..........................               --               --               --            2,100
Issuance of Riverstone stock ..............................               --               --               --          128,258
                                                                 -----------      -----------      -----------      -----------
BALANCE AT MARCH 3, 2001 ..................................       (2,100,000)     $   (56,479)     $      (624)     $ 1,214,319
                                                                 ===========      ===========      ===========      ===========

          See accompanying notes to consolidated financial statements.

                            ENTERASYS NETWORKS, INC.
        CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
                    AND STOCKHOLDERS' EQUITY -- (CONTINUED)

                                                                       REDEEMABLE                    STOCKHOLDERS' EQUITY
                                                                       CONVERTIBLE                ---------------------------
                                                                     PREFERRED STOCK                     COMMON STOCK
                                                                ----------------------------      ---------------------------
                                                                                  CARRYING                            PAR
(IN THOUSANDS, EXCEPT NUMBER OF SHARES)                           SHARES           VALUE            SHARES           VALUE
                                                                -----------      -----------      -----------     -----------
BALANCE AT MARCH 3, 2001 ..................................         135,471      $   109,589      190,611,576     $     1,906
Comprehensive loss:
 Net loss .................................................              --               --               --              --
 Other comprehensive income (loss):
   Unrealized gain on available-for-sale securities
      (net of tax expense of $1,490) ......................              --               --               --              --
    Effect of foreign currency translation ................              --               --               --              --
     Total comprehensive loss .............................              --               --               --              --
Riverstone spin-off .......................................              --               --               --              --
Exercise of options and warrants for shares of
  common stock ............................................              --               --       10,477,337             105
Acceleration of stock options .............................              --               --               --              --
Proceeds from sale of put options .........................              --               --               --              --
Issuance of shares under employee share purchase plan .....              --               --          778,752               7
Issuance of Riverstone stock at spin-off ..................              --          (18,582)              --              --
Adjustment to Riverstone stock derivative .................              --           (4,020)              --              --
Accretive dividend of Series A and B preferred stock ......              --            1,443               --              --
Accretion of Series D and E preferred stock discount (a) ..              --            7,251               --              --
Accretive dividend of Series D and E preferred stock (a) ..              --            1,653               --              --
Conversion of Series C preferred stock ....................         (45,471)         (31,875)         955,253               9
Conversion of options and warrants on Series C
    preferred stock .......................................              --           (3,670)              --              --
Contingent redemption value of common stock put
   options ................................................              --               --               --              --
Purchase of treasury stock ................................              --               --               --              --
Exercise of warrants ......................................              --               --          118,626               2
Amortization of unearned stock-based compensation .........              --               --               --              --
Effect of minority interests ..............................              --               --               --              --
                                                                -----------      -----------      -----------     -----------
BALANCE AT DECEMBER 29, 2001 ..............................          90,000      $    61,789      202,941,544     $     2,029
                                                                ===========      ===========      ===========     ===========

                                                                                  STOCKHOLDERS' EQUITY
                                                               ------------------------------------------------
                                                                                  RETAINED
                                                                ADDITIONAL         EARNINGS       UNEARNED
                                                                  PAID-IN        (ACCUMULATED    STOCK-BASED
(IN THOUSANDS, EXCEPT NUMBER OF SHARES)                           CAPITAL          DEFICIT)      COMPENSATION
                                                                -----------      -----------     ------------
BALANCE AT MARCH 3, 2001 ..................................     $   990,157      $   296,032      $   (16,673)
Comprehensive loss:
 Net loss .................................................              --         (704,284)              --
 Other comprehensive income (loss):
   Unrealized gain on available-for-sale securities
      (net of tax expense of $1,490) ......................              --               --               --
    Effect of foreign currency translation ................              --               --               --
     Total comprehensive loss .............................              --               --               --
Riverstone spin-off .......................................              --         (329,600)           9,022
Exercise of options and warrants for shares of
  common stock ............................................          48,296               --               --
Acceleration of stock options .............................          42,274               --               --
Proceeds from sale of put options .........................             135               --               --
Issuance of shares under employee share purchase plan .....           7,561               --               --
Issuance of Riverstone stock at spin-off ..................          18,582               --               --
Adjustment to Riverstone stock derivative .................              --               --               --
Accretive dividend of Series A and B preferred stock ......              --           (1,443)              --
Accretion of Series D and E preferred stock discount (a) ..              --           (7,251)              --
Accretive dividend of Series D and E preferred stock (a) ..              --           (1,653)              --
Conversion of Series C preferred stock ....................          31,866               --               --
Conversion of options and warrants on Series C
    preferred stock .......................................           3,670               --               --
Contingent redemption value of common stock put
   options ................................................            (842)              --               --
Purchase of treasury stock ................................              --               --               --
Exercise of warrants ......................................              (2)              --               --
Amortization of unearned stock-based compensation .........              --               --            4,849
Effect of minority interests ..............................            (608)              --               --
                                                                -----------      -----------      -----------
BALANCE AT DECEMBER 29, 2001 ..............................     $ 1,141,089      $  (748,199)     $    (2,802)
                                                                ===========      ===========      ===========

                                                                                     STOCKHOLDERS' EQUITY
                                                               ----------------------------------------------------------------
                                                                                                 ACCUMULATED
                                                                      TREASURY STOCK                OTHER            TOTAL
                                                               -----------------------------     COMPREHENSIVE    STOCKHOLDERS'
(IN THOUSANDS, EXCEPT NUMBER OF SHARES)                           SHARES            COST         INCOME (LOSS)       EQUITY
                                                               --------------    -----------     -------------    ------------
BALANCE AT MARCH 3, 2001 ..................................      (2,100,000)     $   (56,479)     $      (624)     $ 1,214,319
Comprehensive loss:
 Net loss .................................................              --               --               --         (704,284)
 Other comprehensive income (loss):
   Unrealized gain on available-for-sale securities
      (net of tax expense of $1,490) ......................              --               --            2,235            2,235
    Effect of foreign currency translation ................              --               --              866              866
                                                                                                                   -----------
     Total comprehensive loss .............................              --               --               --         (701,183)
Riverstone spin-off .......................................              --               --               --         (320,578)
Exercise of options and warrants for shares of
  common stock ............................................              --               --               --           48,401
Acceleration of stock options .............................              --               --               --           42,274
Proceeds from sale of put options .........................              --               --               --              135
Issuance of shares under employee share purchase plan .....              --               --               --            7,568
Issuance of Riverstone stock at spin-off ..................              --               --               --           18,582
Adjustment to Riverstone stock derivative .................              --               --               --               --
Accretive dividend of Series A and B preferred stock ......              --               --               --           (1,443)
Accretion of Series D and E preferred stock discount (a) ..              --               --               --           (7,251)
Accretive dividend of Series D and E preferred stock (a) ..              --               --               --           (1,653)
Conversion of Series C preferred stock ....................              --               --               --           31,875
Conversion of options and warrants on Series C
    preferred stock .......................................              --               --               --            3,670
Contingent redemption value of common stock put
   options ................................................              --               --               --             (842)
Purchase of treasury stock ................................        (953,201)          (8,411)              --           (8,411)
Exercise of warrants ......................................              --               --               --               --
Amortization of unearned stock-based compensation .........              --               --               --            4,849
Effect of minority interests ..............................              --               --               --             (608)
                                                                -----------      -----------      -----------      -----------
BALANCE AT DECEMBER 29, 2001 ..............................      (3,053,201)     $   (64,890)     $     2,477      $   329,704
                                                                ===========      ===========      ===========      ===========

(a) Series A and Series B redeemable preferred stock were exchanged for Series D and Series E redeemable preferred stock in July 2001 (see Note 19).

          See accompanying notes to consolidated financial statements.

                            ENTERASYS NETWORKS, INC.

        CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
                     AND STOCKHOLDERS' EQUITY-- (CONTINUED)

                                                                       REDEEMABLE                     STOCKHOLDERS' EQUITY
                                                                       CONVERTIBLE                ---------------------------
                                                                     PREFERRED STOCK                      COMMON STOCK
                                                                ----------------------------      ---------------------------
                                                                                  CARRYING                            PAR
(IN THOUSANDS, EXCEPT NUMBER OF SHARES)                           SHARES           VALUE            SHARES           VALUE
                                                                -----------      -----------      -----------     -----------
BALANCE AT DECEMBER 29, 2001 ..............................          90,000      $    61,789      202,941,544     $     2,029
Comprehensive loss:
 Net loss .................................................              --               --               --              --
 Other comprehensive income (loss):
   Unrealized gain on available-for-sale securities
   (net of tax expense of  $0) ............................              --               --               --              --
   Effect of foreign currency translation .................              --               --               --              --
     Total comprehensive loss .............................              --               --               --              --
Exercise of options and warrants for shares of common
   stock ..................................................              --               --        1,333,995              13
Tax adjustment for options exercised ......................              --               --               --              --
Issuance of shares under employee share purchase
  plan ....................................................              --               --          665,189               7
Adjustment to Riverstone stock derivative .................              --           20,048               --              --
Expiration of put options .................................              --               --               --              --
Accretion of Series D and E preferred stock discount ......              --            9,019               --              --
Accretive dividend of Series D and E preferred stock ......              --            3,944               --              --
Amortization of unearned stock-based  compensation ........              --               --               --              --
                                                                -----------      -----------      -----------     -----------

BALANCE AT DECEMBER 28, 2002 ..............................          90,000      $    94,800      204,940,728     $     2,049
                                                                ===========      ===========      ===========     ===========

                                                                              STOCKHOLDERS' EQUITY
                                                                 -----------------------------------------------
                                                                 ADDITIONAL                        UNEARNED
                                                                   PAID-IN         ACCUMULATED    STOCK-BASED
(IN THOUSANDS, EXCEPT NUMBER OF SHARES)                            CAPITAL          DEFICIT       COMPENSATION
                                                                 -----------      -----------     ------------
BALANCE AT DECEMBER 29, 2001 ..............................      $ 1,141,089      $  (748,199)     $    (2,802)
Comprehensive loss:
 Net loss .................................................               --         (114,245)              --
 Other comprehensive income (loss):
   Unrealized gain on available-for-sale securities
   (net of tax expense of  $0) ............................               --               --               --
   Effect of foreign currency translation .................               --               --               --

     Total comprehensive loss .............................               --               --               --
Exercise of options and warrants for shares of common
   stock ..................................................            3,833               --               --
Tax adjustment for options exercised ......................           30,266               --               --
Issuance of shares under employee share purchase
  plan ....................................................              813               --               --
Adjustment to Riverstone stock derivative .................               --               --               --
Expiration of put options .................................              842               --               --
Accretion of Series D and E preferred stock discount ......               --           (9,019)              --
Accretive dividend of Series D and E preferred stock ......               --           (3,944)              --
Amortization of unearned stock-based  compensation ........               --               --            2,644
                                                                 -----------      -----------      -----------

BALANCE AT DECEMBER 28, 2002 ..............................      $ 1,176,843      $  (875,407)     $      (158)
                                                                 ===========      ===========      ===========

                                                                                      STOCKHOLDERS' EQUITY
                                                               -----------------------------------------------------------------
                                                                                                    ACCUMULATED
                                                                       TREASURY STOCK                OTHER            TOTAL
                                                                -----------------------------     COMPREHENSIVE    STOCKHOLDERS'
(IN THOUSANDS, EXCEPT NUMBER OF SHARES)                            SHARES            COST         INCOME (LOSS)       EQUITY
                                                                --------------    -----------     -------------    ------------
BALANCE AT DECEMBER 29, 2001 ..............................       (3,053,201)     $   (64,890)     $     2,477      $   329,704
Comprehensive loss:
 Net loss .................................................               --               --               --         (114,245)
 Other comprehensive income (loss):
   Unrealized gain on available-for-sale securities
   (net of tax expense of  $0) ............................               --               --              930              930
   Effect of foreign currency translation .................               --               --            4,106            4,106
                                                                                                                    -----------
     Total comprehensive loss .............................               --               --               --         (109,209)
Exercise of options and warrants for shares of common
   stock ..................................................               --               --               --            3,846
Tax adjustment for options exercised ......................               --               --               --           30,266
Issuance of shares under employee share purchase
  plan ....................................................               --               --               --              820
Adjustment to Riverstone stock derivative .................               --               --               --               --
Expiration of put options .................................               --               --               --              842
Accretion of Series D and E preferred stock discount ......               --               --               --           (9,019)
Accretive dividend of Series D and E preferred stock ......               --               --               --           (3,944)
Amortization of unearned stock-based  compensation ........               --               --               --            2,644
                                                                 -----------      -----------      -----------      -----------

BALANCE AT DECEMBER 28, 2002 ..............................       (3,053,201)     $   (64,890)     $     7,513      $   245,950
                                                                 ===========      ===========      ===========      ===========

           See accompanying notes to consolidated financial statements

                            ENTERASYS NETWORKS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              YEAR ENDED         TEN MONTHS ENDED
(IN THOUSANDS)                                                                             DECEMBER 28, 2002    DECEMBER 29, 2001
                                                                                           -----------------    -----------------
Cash flows from operating activities:
  Net loss ...........................................................................        $  (114,245)        $  (704,284)
  Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
    Loss from discontinued operations ................................................             11,700             101,906
    Depreciation and amortization ....................................................             42,833              59,106
    Provision for losses on accounts receivable ......................................              1,630              12,523
    Provision for excess and obsolete inventory ......................................             17,885              72,888
    Valuation allowance for notes receivable .........................................             (2,500)              6,125
    Deferred income taxes ............................................................                 --              82,275
    Impairment of intangible assets ..................................................                 --             104,147
    Loss on disposals and impairment of property, plant and equipment ................                 --               4,671
    Stock-based compensation .........................................................              2,644              30,572
    Purchased research and development from acquisitions .............................                 --                  --
    Net realized (gain) loss on sale of securities ...................................             (1,121)            (61,819)
    Loss on sale of division .........................................................                 --                  --
    Loss on investment write-downs ...................................................             22,119              65,901
    Unrealized loss (gain) on Riverstone stock derivative ............................             20,048              (4,020)
  Changes in current assets and liabilities (net of effects of business acquisitions):
    Accounts receivable ..............................................................             24,385              57,494
    Inventories ......................................................................             55,777            (106,067)
    Prepaid expenses and other assets ................................................              4,676              35,565
    Accounts payable and accrued expenses ............................................            (34,422)              3,128
    Customer advances and billings in excess of revenues .............................            (48,717)             56,115
    Deferred revenue .................................................................            (21,394)            (11,066)
    Income taxes payable .............................................................              7,458             (13,424)
                                                                                              -----------         -----------
   Net cash used in operating activities .............................................            (11,244)           (208,264)
                                                                                              -----------         -----------
Cash flows from investing activities:
  Capital expenditures ...............................................................            (24,608)            (21,115)
  Cash paid for business acquisitions, net ...........................................                 --                  --
  Cash paid for minority investments .................................................             (1,677)            (20,538)
  Proceeds from sales of minority investments ........................................              4,107                 427
  Proceeds from sale of fixed assets .................................................                 --               2,000
  Purchase of available-for-sale securities ..........................................           (142,151)           (259,193)
  Purchase of held-to-maturity securities ............................................                 --                  --
  Sales and maturities of marketable securities ......................................            143,685             689,336
                                                                                              -----------         -----------
  Net cash (used in) provided by investing activities ................................            (20,644)            390,917
                                                                                              -----------         -----------
Cash flows from financing activities:
  Common stock issued pursuant to employee stock purchase plans ......................                820               7,568
  Proceeds from sale of common stock put options .....................................                 --                 135
  Proceeds from issuance of preferred stock, warrants and stock purchase rights ......                 --                  --
  Proceeds from issuance of subsidiary shares and exercise of stock purchase
    rights ...........................................................................                 --                  --
  Payments from notes receivable .....................................................             15,000               1,875
  Issuance of notes receivable .......................................................                 --             (13,000)
  Repurchase of common stock .........................................................                 --              (8,411)
  Proceeds from exercise of stock options ............................................              3,846              48,401
                                                                                              -----------         -----------
  Net cash provided by financing activities ..........................................             19,666              36,568
                                                                                              -----------         -----------
Effect of exchange rate changes on cash ..............................................              4,106                 866
                                                                                              -----------         -----------
Cash flows related to discontinued operations ........................................             29,509            (169,665)
                                                                                              -----------         -----------
Net increase (decrease) in cash and cash equivalents .................................             21,393              50,422
Cash and cash equivalents at beginning of year .......................................            114,800              64,378
                                                                                              -----------         -----------
Cash and cash equivalents at end of year .............................................        $   136,193         $   114,800
                                                                                              ===========         ===========

                                                                                            YEAR ENDED
(IN THOUSANDS)                                                                             MARCH 3, 2001
                                                                                           -------------
Cash flows from operating activities:
  Net loss ...........................................................................     $  (681,828)
  Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
    Loss from discontinued operations ................................................          76,306
    Depreciation and amortization ....................................................          60,176
    Provision for losses on accounts receivable ......................................          17,788
    Provision for excess and obsolete inventory ......................................          44,686
    Valuation allowance for notes receivable .........................................              --
    Deferred income taxes ............................................................        (103,480)
    Impairment of intangible assets ..................................................          14,104
    Loss on disposals and impairment of property, plant and equipment ................          22,292
    Stock-based compensation .........................................................           1,442
    Purchased research and development from acquisitions .............................          25,600
    Net realized (gain) loss on sale of securities ...................................         385,552
    Loss on sale of division .........................................................         143,108
    Loss on investment write-downs ...................................................          17,178
    Unrealized loss (gain) on Riverstone stock derivative ............................              --
  Changes in current assets and liabilities (net of effects of business acquisitions):
    Accounts receivable ..............................................................          46,147
    Inventories ......................................................................        (154,253)
    Prepaid expenses and other assets ................................................         (27,832)
    Accounts payable and accrued expenses ............................................         (69,754)
    Customer advances and billings in excess of revenues .............................              --
    Deferred revenue .................................................................           7,113
    Income taxes payable .............................................................          (2,272)
                                                                                           -----------
   Net cash used in operating activities .............................................        (177,927)
                                                                                           -----------
Cash flows from investing activities:
  Capital expenditures ...............................................................         (16,897)
  Cash paid for business acquisitions, net ...........................................         (11,964)
  Cash paid for minority investments .................................................         (75,904)
  Proceeds from sales of minority investments ........................................              --
  Proceeds from sale of fixed assets .................................................              --
  Purchase of available-for-sale securities ..........................................      (1,004,936)
  Purchase of held-to-maturity securities ............................................        (113,785)
  Sales and maturities of marketable securities ......................................       1,278,955
                                                                                           -----------
  Net cash (used in) provided by investing activities ................................          55,469
                                                                                           -----------
Cash flows from financing activities:
  Common stock issued pursuant to employee stock purchase plans ......................          13,448
  Proceeds from sale of common stock put options .....................................           4,934
  Proceeds from issuance of preferred stock, warrants and stock purchase rights ......          78,573
  Proceeds from issuance of subsidiary shares and exercise of stock purchase
    rights ...........................................................................          13,720
  Payments from notes receivable .....................................................              --
  Issuance of notes receivable .......................................................         (10,000)
  Repurchase of common stock .........................................................         (56,479)
  Proceeds from exercise of stock options ............................................          20,003
                                                                                           -----------
  Net cash provided by (used in) financing activities ................................          64,199
                                                                                           -----------
Effect of exchange rate changes on cash ..............................................             762
                                                                                           -----------
Cash flows related to discontinued operations ........................................        (229,105)
                                                                                           -----------
Net increase (decrease) in cash and cash equivalents .................................        (286,602)
Cash and cash equivalents at beginning of year .......................................         350,980
                                                                                           -----------
Cash and cash equivalents at end of year .............................................     $    64,378
                                                                                           ===========

Supplemental disclosures of cash flow information (see Note 18).

          See accompanying notes to consolidated financial statements.

                            ENTERASYS NETWORKS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS OPERATIONS

      Enterasys Networks, Inc. and its subsidiaries (the "Company") design, develop, market and support comprehensive networking solutions to address the networking challenges facing global enterprises. The Company's solutions empower customers to use their internal networks and the Internet to facilitate the exchange of information, increase productivity and reduce operating costs, while maintaining security. Using the Company's products, customers make information, applications and services readily available and customized to the needs of their employees, customers, suppliers, business partners and other network users. The Company's significant installed base of customers consists of commercial enterprises; governmental entities; health care, financial, educational and non-profit institutions; and other various organizations.

      The Company does not have internal manufacturing capabilities. It outsources substantially all of its manufacturing to two companies, Flextronics International USA, Inc. ("Flextronics") and Accton Technology Corporation ("Accton"), which procure material on the Company's behalf and provide comprehensive manufacturing services, including assembly, test and quality control. Flextronics, which accounted for approximately 55 percent of the Company's production during fiscal year 2002, manufactures the Company's products in Portsmouth, New Hampshire, and Cork, Ireland. Accton, which accounted for 29 percent of the Company's production during fiscal year 2002, manufactures the Company's products in Taiwan.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include the accounts of Enterasys Networks, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

FISCAL YEAR-END CHANGE

      On September 28, 2001, the Company's Board of Directors amended the by-laws to change the Company's fiscal year-end from the Saturday closest to the last day in February of each year to the Saturday closest to the last day in December of each year. References to fiscal year 2001 represent the fiscal year ended March 3, 2001. The ten-month transition period ended December 29, 2001 is noted as such or as "transition year 2001" and the twelve-month period ended December 28, 2002, is noted as such or as "fiscal year 2002." The Company has not included comparable twelve-month financial information for the period from December 31, 2000 to December 29, 2001 because it was impracticable to do so due to certain inherent limitations in the Company's interim monthly closing process.

RECLASSIFICATIONS

      On December 30, 2001, the Company adopted the Financial Accounting Standards Board ("FASB") Emerging Issues Task Force ("EITF") No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." EITF No. 00-25, as further defined by EITF No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)," requires that payments made to resellers by the Company for cooperative advertising, buy-downs and similar arrangements be classified as a reduction to net sales or an increase in selling expenses, depending upon the application of the funds by the customer. As a result, certain amounts for transition year 2001 and fiscal year 2001 have been reclassified to comply with the guidelines of EITF No. 00-25. The reclassification for transition year 2001 and fiscal year 2001 resulted in a reduction of net revenue of $20.7 million and $9.3 million, respectively; a reduction of cost of revenue of $28.1 million and $14.7 million, respectively; and an increase in selling, general and administrative expense of $7.4 million and $5.4 million, respectively. The above reclassification had no impact on net loss or loss per share.

      In addition to the reclassifications noted above, certain prior period balances have been reclassified to conform to the current period presentation.

USE OF ESTIMATES

      The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include assessing the fair value of acquired assets, the amount and timing of revenue recognition, the collectibility of accounts and notes receivable, the valuation of investments, the use and recoverability of inventory and tangible and intangible assets, the amounts of incentive compensation liabilities, accrued restructuring charges, and litigation liabilities and contingencies, among others. The Company bases its estimates on historical experience, current conditions and various other assumptions that are believed to be reasonable under the circumstances. The markets for the Company's products are characterized by rapid technological development, intense competition and frequent new product introductions, any of which could affect the future realizability of the Company's assets. Estimates and assumptions are reviewed on an ongoing basis and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Actual results could differ from those estimates under different assumptions or conditions.

REVENUE RECOGNITION

      The Company's revenue is comprised of product revenue, which includes revenue from sales of the Company's switches, routers, and other network equipment and software, and services revenue, which includes maintenance, installation, and system integration services. The Company's revenue recognition policy follows SEC Staff Accounting Bulletin No. 101,"Revenue Recognition in Financial Statements," and Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition," as amended by SOP No. 98-9, "Modification of SOP No. 97-2, Software Recognition, With Respect to Certain Transactions." The Company generally recognizes product revenue from its end-user and reseller customers at the time of shipment, provided that persuasive evidence of an arrangement exists, the price is fixed or determinable and collectibility of sales proceeds is reasonably assured. When significant obligations remain after products are delivered, such as for system integration or customer acceptance, revenue and related costs are deferred until such obligations are fulfilled. Software revenue is deferred in instances when vendor specific objective evidence ("VSOE") of fair value of undelivered elements is not determinable. VSOE of fair value is the price charged when the element is sold separately. Revenue from service obligations under maintenance contracts is deferred and recognized on a straight-line basis over the contractual period, which is typically twelve months.

      Beginning in September 2001, the Company determined that it could no longer estimate the amount of future product returns from certain stocking distributors located in the United States and Europe. The Company now recognizes revenue from these distributors when they ship the Company's products to their customers. The Company records payments from these distributors as customer advances and billings in excess of revenues when they pay for the Company's products in advance of shipments to their customers. Beginning in fiscal year 2001, the Company began recording revenue from certain distributors and resellers located in Asia Pacific and Latin America when they paid the Company, due to existing practices related to the distributor/reseller relationships.

      Prior to fiscal year 2002, the Company periodically sold products and services to customers in exchange for minority investments in the form of debt or equity securities in the customers. In some instances, the Company issued product credits, or the right to purchase the Company's products, which, when used, were exchanged for debt or equity securities of the customer. In other cases, the Company invested cash that was then used by the investee company to purchase the Company's products. The amount of revenue recorded by the Company was determined based upon the nature of the transaction and fair value of the investment instrument received. When it was not appropriate to recognize revenue, the Company recorded the difference between the cost of the consideration given and the fair value of the investment received as other expense. The fair value of the investment in these instances was limited to the cost of the product given.

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

MARKETABLE SECURITIES

      Held-to-maturity securities are those financial instruments that the Company has the ability and intent to hold until maturity. Held-to-maturity securities are recorded at amortized cost, adjusted for amortization and accretion of premiums and discounts. Due to the nature of the Company's marketable securities and the resulting low volatility, the difference between fair value and amortized cost is not material.

      Available-for-sale securities are recorded at fair value. Unrealized gains and losses net of the related tax effect on available-for-sale securities are reported in accumulated other comprehensive income, a component of stockholders' equity, until realized. The estimated market values of investments are based on quoted market prices as of the end of the reporting period.

      Investments described below under the heading "Investments" are not included in marketable securities.

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

FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

      Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash equivalents, marketable securities, long-term investments, notes and accounts receivable. The Company seeks to reduce credit risk on financial instruments by investing in high credit quality issuers and, by policy, limiting the amount of credit exposure to any one issuer or fund. Exposure to customer credit risk is controlled through credit approvals, credit limits, continuous monitoring procedures and establishment of an allowance for doubtful accounts when deemed necessary.

      The carrying amounts of cash, cash equivalents, trade receivables, accounts payable and accrued expenses approximate the fair value because of the short maturity of these financial instruments.

      Several major international financial institutions are counterparties to the Company's financial instruments. It is Company practice to monitor the financial standing of these counterparties and limit the amount of exposure with any one institution. The Company may be exposed to credit loss in the event of nonperformance by the counterparties to these contracts, but believes any such loss is unlikely and would not be material to its financial position and results of operations.

      During fiscal year 2002, two distributors accounted for approximately 17% and 12%, respectively, of net revenue; for transition year 2001, two distributors accounted for approximately 14% and 10%, respectively, of net revenue; and for fiscal year 2001, no distributor accounted for greater than 10% of the Company's revenue. No single direct sales customer accounted for more than 10% of the Company's net revenue in fiscal year 2002, transition year 2001, or fiscal year 2001.

      During fiscal year 2002, transition year 2001 and fiscal year 2001, the U.S. federal government accounted for approximately 11%, 13% and 10% of total net revenue, respectively. The Company's sales to the U.S. federal government are distributed across a wide variety of government agencies; therefore, the Company does not believe its revenue would be materially impacted by fluctuations in federal government spending by any one agency.

INVENTORIES

      Inventories are reported at the lower of cost or market. Costs are determined at standard, which approximates actual cost on a first-in, first-out ("FIFO") method. The Company provides for excess and obsolete inventory using a reserve methodology based primarily on forecasts of future demand. Finished goods inventory includes spare parts inventory and customer evaluation units as well as products shipped to stocking distributors where revenue is not recognized until the products are shipped to their customers.

PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment are reported at cost. Depreciation is provided on a straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the lives of the related assets or the term of the lease. Repairs and maintenance costs are expensed as incurred.

GOODWILL AND OTHER INTANGIBLE ASSETS

      Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for as purchases. Intangible assets consist of customer relations, patents, and technology acquired in business combinations and are reported at cost less accumulated amortization. Prior to fiscal year 2002, amortization of goodwill and other intangible assets was provided on a straight-line basis over the respective useful lives that ranged from three to ten years. On December 30, 2001, the Company adopted FASB Statement of Financial Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," and discontinued amortizing goodwill. Existing and future acquired goodwill will be subject to an annual impairment test using a fair- value-based approach. The Company has designated the end of the third quarter of the fiscal year as the date of the annual impairment test for goodwill. All other intangible assets with definite lives will continue to be amortized over their estimated useful lives and assessed for impairment under SFAS No. 144, "Accounting for the Impairment and Disposal of Long-lived Assets."

      During the second quarter of fiscal year 2002, in conjunction with the implementation of SFAS No. 142, the Company completed the transition impairment review and found no impairment of recorded goodwill at December 30, 2001. At the end of the third quarter of fiscal year 2002, the Company completed its annual impairment review and found no impairment of recorded goodwill at September 28, 2002. In addition to the annual impairment test, SFAS No. 142 also requires the Company to perform an impairment test if an event or circumstances indicate that it is more likely than not that an impairment loss has occurred. The Company considered its significant workforce reduction in April 2002 to be such an event. During the second quarter of fiscal year 2002, the Company completed an impairment test for this event and found no impairment of recorded goodwill at June 29, 2002.

IMPAIRMENT OF LONG-LIVED ASSETS

      Long-lived assets are comprised of property, plant and equipment and intangible assets with definite lives. The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable through projected undiscounted cash flows expected to be generated by the asset. When the Company determines that the carrying value of intangible assets and fixed assets may not be recoverable, the Company measures impairment by the amount by which the carrying value of the long-lived asset exceeds the related fair value. Estimated fair value is generally based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the business underlying the asset in question.

      Effective December 30, 2001, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which requires long-lived assets to be disposed of by sale to be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations and expands the reporting of discontinued operations to include components of an entity that have been or will be disposed of rather than limiting such discontinuance to a segment of a business. The transition provisions of SFAS No. 144 require that disposal activities that were initiated before the initial application of SFAS No. 144 continue to be accounted for and displayed in the income statement in accordance with the prior pronouncement applicable to the disposal. However, SFAS No. 144 requires a company to reclassify previously issued statements of financial position presented for comparative purposes if a company presented as a single net line item the assets and liabilities of a disposal group. As a result, the Company continues to account for and present in its consolidated statements of operations, the Riverstone, Aprisma and GNTS discontinued operations in accordance with Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transaction," and has reclassified the assets and liabilities of Aprisma on the consolidated balance sheets to conform to the presentation required by SFAS No. 144. See Note 15 for a discussion of the Company's discontinued operations. The adoption of SFAS No. 144 did not have any impact on the carrying amount of the Company's long-lived assets.

DERIVATIVES

      The Company accounts for derivatives in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and recognizes derivatives on the balance sheet at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

      Upon adoption of SFAS No. 133 in the first quarter of transition year 2001, the Company recorded a transition adjustment, which resulted in an after-tax increase in net income of $12.7 million related to the Company's written call options on Efficient Networks, Inc. ("Efficient") common stock held as of March 4, 2001. The call options expired, in accordance with their terms during the quarter ended June 2, 2001, as part of the acquisition of Efficient by Siemens A.G. This transition adjustment is reflected in the Company's results of operations for transition year 2001 as the cumulative effect of a change in accounting principle.

      The Company periodically uses derivative financial instruments, principally forward exchange contracts and options, to reduce foreign currency exposures arising from its international operations. The Company had no foreign exchange or option contracts outstanding at December 28, 2002 and December 29, 2001.

      During July 2001, the Company amended its securities purchase agreement with an investor group led by Silver Lake Partners, L.P. ("Silver Lake") (collectively the "Strategic Investors") as discussed in Note 19. As a result, the Riverstone shares received by the Strategic Investors in an August 2001 spin-off distribution due to their ownership of Series D and E preferred stock are subject to certain restrictions on transfer; and the proceeds from any permitted sale of such shares reduce the liquidation preference and redemption price of the Series D and E preferred stock. Since the Company's potential redemption liability is indexed to the value of securities of an unrelated entity, Riverstone, a financial derivative instrument was established by this transaction.

COMPREHENSIVE INCOME

      The Company presents comprehensive income in its consolidated statement of stockholders' equity. Accumulated other comprehensive income, net of tax, as of December 28, 2002 consisted of unrealized gains on available-for-sale securities of $3.4 million and foreign currency translation adjustments of $4.1 million. Accumulated other comprehensive income, net of tax, as of December 29, 2001 consisted of unrealized gains on available-for-sale securities of $2.5 million.

INVESTMENTS

      The Company has certain minority investments in debt and equity securities of companies that were acquired for cash and in non-monetary transactions whereby the Company exchanged cash, inventory or product credits for preferred or common stock or convertible notes. The Company records cash investments at cost and non-monetary transactions generally at the fair value of the instrument received, using the most objectively determinable basis from among a variety of methods and data sources. Methods and data sources used to value non-monetary transactions include quoted market prices for publicly traded securities, cash financing rounds with outside investors completed near the date of the Company's investment, and third party valuations or appraisals. These investments are accounted for under the cost method and are included in investments on the Company's balance sheet. The carrying value of investments approximates fair value.

      The Company reviews investments for potential impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Such events include declines in the investees' stock price in new rounds of financing, market capitalization relative to book value, bankruptcy or insolvency, and deterioration in the financial position or results of operations. Appropriate reductions in carrying value are recognized in other income (expense), net, in the consolidated statements of operations.

      Prior to fiscal year 2002, the Company has also invested in technology-focused venture capital funds that are accounted for under the equity method of accounting.

RESEARCH AND DEVELOPMENT COSTS AND SOFTWARE COSTS

      Expenditures related to the development of new products, including significant improvements and refinements to existing products and the development of software, are expensed as incurred, unless they are required to be capitalized. Software development costs are required to be capitalized beginning when the technological feasibility of a product has been established and ending when a product is available for general release to customers. The Company's current process for developing software is essentially completed concurrent with the establishment of technological feasibility; accordingly, no costs have been capitalized to date.

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

STOCK-BASED COMPENSATION PLANS

      At December 28, 2002, the Company had seven stock-based employee compensation plans, which are described more fully in Note 20. The Company accounts for those plans using the intrinsic method under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation--Disclosure," to stock-based employee compensation:

                                                                  YEAR ENDED         TEN MONTHS ENDED        YEAR ENDED
           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)            DECEMBER 28, 2002     DECEMBER 29, 2001      MARCH 3, 2001
                                                               -----------------     -----------------      -------------
Net loss available to common shareholders, as reported            $(127,208)            $(714,631)            $(704,726)
Add:  Total stock-based employee compensation
   expense determined under fair-value-based method
   for the employee stock option awards and the
   employee stock purchase plans, net of related
   tax benefits ......................................              (25,704)              (32,137)              (62,177)
                                                                  ---------             ---------             ---------
Pro forma net loss available to common shareholders ..            $(152,912)            $(746,768)            $(766,903)
                                                                  =========             =========             =========
Basic and diluted loss per share:
   As reported .......................................            $   (0.63)            $   (3.71)            $   (3.81)
   Pro forma .........................................            $   (0.76)            $   (3.87)            $   (4.15)

      Equity instruments issued to non-employees are accounted for in accordance with the provisions of SFAS No. 123 and EITF No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services."

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

      The Company has permanently reinvested earnings of its foreign subsidiaries and therefore, has not provided for United States ("U.S.") income taxes that could result from the remittance of such earnings. The unremitted earnings at December 28, 2002 and December 29, 2001 amounted to approximately $207.4 million and $206.7 million, respectively. Furthermore, any taxes paid to foreign governments on those earnings may be used, in whole or in part, as credits against U.S. tax on any dividends distributed from such earnings. It is not practicable to estimate the amount of unrecognized deferred U.S. taxes on these undistributed earnings.

NET INCOME (LOSS) PER SHARE

      The Company computes basic net income (loss) per common share by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. The Company computes diluted net income per common share by dividing net income to common shareholders by the weighted average number of common shares and all potentially dilutive securities. In periods where the Company reports a net loss and inclusion of dilutive securities would therefore be anti-dilutive, the Company excludes dilutive securities from the diluted net loss per common share calculation.

FOREIGN CURRENCY TRANSLATION AND TRANSACTION GAINS AND LOSSES

      The Company's international revenues are denominated in either U.S. dollars or local currencies. For those international subsidiaries that use their local currency as their functional currency, assets and liabilities are translated at period-end exchange rates in effect at the balance sheet date, and income and expense items are translated at the average exchange rate for the period. Resulting translation adjustments are reported in accumulated other comprehensive income, a component of stockholders' equity.

      Where the U.S. dollar is the functional currency, non-monetary assets are translated at historical exchange rates, and all other assets and liabilities are translated at exchange rates in effect at the end of the period. Cost of sales and depreciation are translated at historical exchange rates, and all other income and expense items are translated at the average exchange rate for the period. Gains and losses that result from translation are included in other income (expense), net, in the consolidated statement of operations.

RESTRUCTURING RESERVES

      The Company has periodically recorded restructuring charges in connection with its plans to reduce the cost structure of its business. These restructuring charges, which reflect management's commitment to a termination or exit plan that will be completed within twelve months, require management's judgement and may include severance benefits and costs for future lease commitments on excess facilities, net of estimated future sublease income. In determining the amount of the facility exit costs, the Company is required to estimate such factors as future vacancy rates, the time required to sublet properties and sublease rates. These estimates are reviewed and potentially revised on a quarterly basis based on known real estate market conditions and the credit worthiness of subtenants, resulting in revisions to established facility reserves. If the actual cost incurred exceeds the estimated cost, an additional charge to earnings will result. If the actual cost is less than the estimated cost, a reduction to special charges will be recognized.

NEW ACCOUNTING PRONOUNCEMENTS

      In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires recognition of an asset retirement obligation as a liability rather than a contra-asset. SFAS No. 143 is effective for the Company's fiscal year beginning December 29, 2002. The Company does not expect the adoption of this statement will have a material impact on its consolidated financial statements.

      In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145, among other things, rescinds SFAS No. 4, which required all gains and losses from the extinguishment of debt to be classified as extraordinary items, and amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This statement is effective for the Company's fiscal year beginning December 29, 2002. The Company does not expect the adoption of this statement will have a material impact on its consolidated financial statements.

      In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires companies to recognize costs associated with exit or disposal activities when a liability is incurred rather than at the date of a commitment to an exit or disposal plan. This statement is effective for exit or disposal activities that are initiated after December 31, 2002.

      In November 2002, the FASB issued interpretation No. 45 ("FIN No. 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others." FIN No. 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN No. 45 requires disclosures about the guarantees that an entity has issued, including a roll-forward of the entity's product warranty liabilities. The Company's warranty experience has not been significant. The Company adopted the annual disclosure provisions of FIN No. 45 at December 28, 2002. The Company will adopt the provisions for initial recognition and measurement and interim disclosures during the first quarter of 2003. The Company is currently evaluating the impact the adoption will have on its consolidated financial statements.

      In November 2002, the FASB issued EITF No. 00-21, "Revenue Arrangements with Multiple Deliverables," which provides guidance on how to account for revenue arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of this EITF are effective for revenue arrangements entered into beginning in the Company's third quarter of fiscal year 2003. The Company is currently evaluating the impact the adoption will have on its consolidated financial statements.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure," which provides alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. SFAS No. 148 also requires disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format in annual and interim financial statements. The Company adopted the disclosure requirements at December 28, 2002. The transition requirements are effective for the Company's fiscal year 2003. The Company is currently evaluating the impact the adoption will have on its consolidated financial statements.

      In January 2003, the FASB issued Interpretation No. 46 ("FIN No. 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 25, 2003. The Company has no variable interest entities at this time and as such, the adoption of FIN No. 46 will not have an effect on the consolidated financial statements.

3. MARKETABLE SECURITIES

      Marketable securities are summarized as follows at December 28, 2002 and December 29, 2001:

                                                                               GROSS              GROSS
                                                        AMORTIZED           UNREALIZED          UNREALIZED              FAIR
(IN THOUSANDS)                                            COST                 GAINS              LOSSES                VALUE
                                                        ---------           ----------          ----------            --------
DECEMBER 28, 2002
U.S. government and agency obligations ......            $131,192            $  1,945            $     (3)            $133,134
U.S. corporate obligations ..................              25,029                 465                  --               25,494
Asset-backed securities .....................              14,047                  57                  --               14,104
State, municipal and county government notes
   and bonds ................................              18,914                 441                  --               19,355
Corporate equity securities .................                 403                  --                (365)                  38
                                                         --------            --------            --------             --------
   Total marketable securities ..............            $189,585            $  2,908            $   (368)            $192,125
                                                         ========            ========            ========             ========

Amounts included in cash and cash equivalents            $ 22,810            $     47            $     --             $ 22,857
Amounts included in short-term marketable
   Securities ...............................              81,740               1,113                  --               82,853
Amounts included in long-term marketable
   Securities ...............................              68,574               1,560                (368)              69,766
Amounts included in restricted cash, cash
   equivalents and marketable securities ....              16,461                 188                  --               16,649
                                                         --------            --------            --------             --------
   Total marketable securities ..............            $189,585            $  2,908            $   (368)            $192,125
                                                         ========            ========            ========             ========

DECEMBER 29, 2001
U.S. government and agency obligations ......            $113,139            $  1,205            $    (63)            $114,281
U.S. corporate obligations ..................              25,724                 891                  (4)              26,611
Asset-backed securities .....................               9,642                 190                  (6)               9,826
State, municipal and county government notes
   and bonds ................................              16,268                 382                  --               16,650
Corporate equity securities .................                 403                  --                 (29)                 374
Foreign deposits ............................                  35                  --                  --                   35
                                                         --------            --------            --------             --------
   Total marketable securities ..............            $165,211            $  2,668            $   (102)            $167,777
                                                         ========            ========            ========             ========

Amounts included in cash and cash equivalents            $ 33,552            $     --            $     --             $ 33,552
Amounts included in short-term marketable
   Securities ...............................              47,519                  22                  (9)              47,532
Amounts included in long-term marketable
   Securities ...............................              62,094               1,918                 (92)              63,920
Amounts included in restricted cash, cash
   equivalents and marketable securities ....              22,046                 728                  (1)              22,773
                                                         --------            --------            --------             --------
   Total  marketable securities .............            $165,211            $  2,668            $   (102)            $167,777
                                                         ========            ========            ========             ========

      The contractual maturities of debt securities at December 28, 2002 were as follows. Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations.

(IN THOUSANDS)                                           AMORTIZED       FAIR
                                                           COST          VALUE
                                                         ---------      --------
Less than one year .................................      $104,147      $105,672
Due in 1-2 years ...................................        50,149        50,720
Due in 2-3 years ...................................        34,886        35,695
                                                          --------      --------
    Total ..........................................      $189,182      $192,087
                                                          ========      ========

The fair value of marketable securities categorized by purpose of investment was as follows:

(IN THOUSANDS)                            CURRENT        LONG-TERM       TOTAL
                                          -------        ---------       -----
DECEMBER 28, 2002
Available-for-sale ................       $105,710       $ 86,415       $192,125
                                          ========       ========       ========

DECEMBER 29, 2001
Held-to-maturity ..................       $  9,999       $     --       $  9,999
Available-for-sale ................         71,085         86,693        157,778
                                          --------       --------       --------
  Total marketable securities .....       $ 81,084       $ 86,693       $167,777
                                          ========       ========       ========

4. RESTRICTED CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

      At December 28, 2002 the Company had restricted cash of $24.5 million, which included marketable securities of $16.6 million. Pledged assets at December 28, 2002, included $4.4 million to secure letters of credit for equipment leases associated with sales by discontinued operations. The underlying obligations decrease over time and terminate in 2004. In addition, the Company had $4.4 million pledged to secure a real estate lease associated with the sale of a discontinued operation. The underlying obligation decreases $1.0 million each year beginning in 2009 and terminates in 2012. See Note 21 for further discussion of the underlying obligations. The remaining balance of restricted cash is primarily collateral for operations-related performance obligations that were required by various parties, mainly due to the lack of timely financial reporting by the Company during fiscal year 2002.

      At December 29, 2001, the Company had restricted cash of $27.9 million, which included $22.8 million of marketable securities pledged primarily to secure letters of credit.

5. ACCOUNTS RECEIVABLE

      Accounts receivable were as follows:

                                                  DECEMBER 28,       DECEMBER 29,
(IN THOUSANDS)                                       2002               2001
                                                  ----------         ----------
Gross accounts receivable ................         $  60,933          $ 100,267
Allowance for doubtful accounts ..........           (19,250)           (32,569)
                                                   ---------          ---------
Accounts receivable, net .................         $  41,683          $  67,698
                                                   =========          =========

      Beginning in September 2001, the Company defers revenue on product shipments to certain stocking distributors until those distributors have sold the product to their customer. At December 28, 2002 and December 29, 2001, $21.4 million and $68.9 million, respectively, of product shipments had been billed and revenue has not been recognized, of which $3.8 million and $43.5 million, respectively, was paid and is included in customer advances and billings in excess of revenues. The balance of $17.6 million and $25.4 million, respectively, was unpaid and is recorded as an offset to accounts receivable.

6. NOTES RECEIVABLE

      Notes receivable consisted of the following:

                                                  DECEMBER 28,       DECEMBER 29,
(IN THOUSANDS)                                        2002               2001
                                                  ------------       ------------
Note receivable from distributor .........          $     --           $ 13,000
Note receivable ..........................            30,000             30,000
Credit agreement .........................             6,125              8,125
  Less: valuation allowance ..............           (33,625)           (36,125)
                                                    --------           --------
Notes receivable, net ....................          $  2,500           $ 15,000
                                                    ========           ========

NOTE RECEIVABLE FROM DISTRIBUTOR

      During transition year 2001, the Company entered into a promissory note with a distributor in which the Company loaned the distributor $13.0 million. Principal and interest were due in full on March 9, 2002. In the second quarter of fiscal year 2002, the Company reached a settlement in which the note was extinguished in connection with product returns by the distributor.

NOTE RECEIVABLE AND CREDIT AGREEMENT

      A note receivable and credit agreement were entered into in connection with the sale of the Company's DNPG division. Commencing on May 31, 2002 through February 28, 2006, principal amounts of the note receivable are due in quarterly installments of approximately $1.9 million. The buyer has the ability under certain circumstances to defer principal payments when due, potentially extending the final maturity of the note to February 28, 2010. All scheduled payments to date have been deferred. Interest accrues and is due quarterly at a rate of 4.0% per annum. At December 28, 2002 and December 29, 2001, the Company had a valuation allowance for the total amount of the note receivable of $30.0 million due to significant uncertainty regarding the likelihood that the Company would receive payments under the note.

      In addition, as part of the sale, the Company entered into a credit agreement for up to $10.0 million with the buyer. Interest under the credit agreement accrues at a rate of 6.50% per annum. Borrowings are subject to a borrowing base, on any date equal to the sum of 80% of eligible accounts receivable and 50% of eligible inventory. The remaining principal payments of $6.1 million on the credit agreement are due in fiscal year 2003. During the fourth quarter of transition year 2001, the Company recorded a valuation allowance of $6.1 million on the balance of the credit agreement due to significant uncertainty regarding the likelihood that the Company would receive the balance due. During the fourth quarter of fiscal year 2002, the Company reduced the valuation allowance to $3.6 million due to a subsequent receipt of a principal payment of $2.5 million on December 31, 2002.

      Given the significant uncertainty regarding collection of these notes receivable, no interest income has been accrued. Instead, the Company records interest income on these obligations when the Company is paid.

7. INVENTORIES, NET

      Inventories, net, consisted of the following:

                                                 DECEMBER 28,         DECEMBER 29,
(IN THOUSANDS)                                       2002                 2001
                                                 ------------         ------------
Raw materials ........................             $  2,454             $  8,130
Finished goods .......................               42,098              110,084
                                                   --------             --------
  Inventories, net ...................             $ 44,552             $118,214
                                                   ========             ========

8. PROPERTY, PLANT AND EQUIPMENT, NET

      Property, plant and equipment, net, consisted of the following:

                                                                                                             ESTIMATED
(IN THOUSANDS)                                       DECEMBER 28, 2002        DECEMBER 29, 2001             USEFUL LIFE
                                                     -----------------        -----------------             -----------
Land and improvements ....................               $   1,045                $    1,704                   15 years
Buildings and improvements ...............                  15,752                    17,551                15-40 years
Equipment ................................                 143,206                   205,840                1.5-7 years
Furniture and fixtures ...................                   6,400                    11,395                    5 years
Software .................................                  14,066                     9,676                  3-7 years
Leasehold improvements ...................                   7,781                    15,475                    5 years
                                                         ---------                 ---------
  Total property, plant and equipment ....                 188,250                   261,641
Less accumulated depreciation and
  amortization ...........................                (140,843)                 (204,717)
                                                         ---------                 ---------
  Total property, plant and equipment, net               $  47,407                $   56,924
                                                         =========                 =========

      For fiscal year 2002, transition year 2001 and fiscal year 2001 depreciation and amortization expense was $34.1 million, $26.7 million and $37.0 million, respectively. Buildings and improvements at December 28, 2002 included $1.3 million associated with a building held for sale. In March 2003, the Company completed the sale of the building to a third party for cash and notes receivable of $1.3 million.

9. GOODWILL AND OTHER INTANGIBLE ASSETS

      The changes in the carrying value of goodwill were as follows:

                                                YEAR ENDED          TEN MONTHS ENDED
(IN THOUSANDS)                               DECEMBER 28, 2002      DECEMBER 29, 2001
                                             -----------------      -----------------
Goodwill beginning balance ........             $  15,129             $ 144,102
Impairment loss ...................                    --              (104,147)
Amortization ......................                    --               (24,826)
                                                ---------             ---------

Goodwill ending balance ...........             $  15,129             $  15,129
                                                =========             =========

      The Company recorded a charge of $104.1 million in the fourth quarter of transition year 2001 relating to the impairment of goodwill recorded in connection with the acquisition of Indus River Networks. This impairment was primarily due to the complex, proprietary nature of the Indus River VPN architecture, which had to be substantially redesigned in order to conform with emerging industry standards; the introduction of new, low cost VPN products and technologies by a leading provider of network security products who captured a market leadership position in 2001; and abandonment of the Company's development efforts in conjunction with a significant reduction in the acquired workforce in the fourth quarter of transition year 2001. These factors led to significantly lower projections for future sales of products using the Indus River VPN architecture.

      A reconciliation of net loss and loss per share adjusted for the discontinuation of the amortization of goodwill, net of the related income tax effect, was as follows:

                                                               YEAR ENDED         TEN MONTHS ENDED         YEAR ENDED
   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                 DECEMBER 28, 2002     DECEMBER 29, 2001       MARCH 3, 2001
                                                            -----------------     -----------------       -------------
   Net loss available to common shareholders ........          $  (127,208)          $  (714,631)          $  (704,726)
   Add back: Goodwill amortization expense ..........                   --                24,826                 4,973
                                                               -----------           -----------           -----------
   Adjusted net loss available to common shareholders          $  (127,208)          $  (689,805)          $  (699,753)
                                                               ===========           ===========           ===========
   Basic and diluted loss per share:
   Net loss available to common shareholders ........          $     (0.63)          $     (3.71)          $     (3.81)
   Add back: Goodwill amortization expense ..........                   --                  0.13                  0.02
                                                               -----------           -----------           -----------
   Adjusted net loss available to common shareholders          $     (0.63)          $     (3.58)          $     (3.79)
                                                               ===========           ===========           ===========

      Identifiable intangible assets at December 28, 2002 consisted of the following:

                                                      GROSS                             NET CARRYING
                                                     CARRYING       ACCUMULATED            VALUE OF        ESTIMATED
     (IN THOUSANDS)                                   AMOUNT        AMORTIZATION      INTANGIBLE ASSETS   USEFUL LIFE
                                                     --------       ------------      -----------------   -----------
     Customer relations ....................          $28,600         $19,226             $    9,374          8 years
     Patents and technology ................           32,200          19,810                 12,390       3-10 years
                                                      -------         -------             ----------
        Total identifiable intangible assets          $60,800         $39,036             $   21,764
                                                      =======         =======             ==========

      Identifiable intangible assets at December 29, 2001 consisted of the following:

                                                      GROSS                            NET CARRYING
                                                     CARRYING       ACCUMULATED           VALUE OF         ESTIMATED
     (IN THOUSANDS)                                   AMOUNT        AMORTIZATION      INTANGIBLE ASSETS   USEFUL LIFE
                                                     --------       ------------      -----------------   -----------
Customer relations ....................              $28,600          $16,207              $   12,393          8 years
Patents and technology ................               32,200           14,121                  18,079       3-10 years
                                                     -------          -------              ----------
   Total identifiable intangible assets              $60,800          $30,328              $   30,472
                                                     =======          =======              ==========

      All of the Company's identifiable intangible assets are subject to amortization. Total amortization was $8.7 million and $7.5 million for fiscal year 2002 and transition year 2001, respectively. Based on intangible assets recorded at December 28, 2002, the estimated amortization expense is $6.0 million for fiscal year 2003; $5.7 million for fiscal years 2004 and 2005; $3.0 million for fiscal year 2006; and $0.5 million for fiscal year 2007.

10. OTHER ACCRUED EXPENSES

      Other accrued expenses consisted of the following:

(IN THOUSANDS)                                     DECEMBER 28, 2002     DECEMBER 29, 2001
                                                   -----------------     -----------------
Accrued restructuring ...................               $ 7,682               $ 6,182
Accrued legal and audit costs ...........                14,970                 7,134
Accrued marketing development obligations                 7,845                15,073
Accrued liability on lease guarantees ...                 4,324                 7,100
Accrued loss on disposal of Aprisma .....                    --                 1,281
Other ...................................                15,656                 9,867
                                                        -------               -------
  Total accrued expenses ................               $50,477               $46,637
                                                        =======               =======

11. INCOME TAXES

      Loss from continuing operations before income taxes consisted of the following:

                                                    YEAR ENDED            TEN MONTHS ENDED           YEAR ENDED
           (IN THOUSANDS)                        DECEMBER 28, 2002        DECEMBER 29, 2001         MARCH 3, 2001
                                                 -----------------        -----------------         -------------
Total US domestic loss ..............               $(152,686)               $(508,217)               $(680,180)
Total foreign subsidiaries loss .....                 (35,106)                 (46,610)                 (23,529)
                                                    ---------                ---------                ---------
Total loss from continuing operations
   before income taxes ..............               $(187,792)               $(554,827)               $(703,709)
                                                    =========                =========                =========

      The provision (benefit) for income taxes attributable to loss from continuing operations consisted of the following items:

                                                YEAR ENDED             TEN MONTHS ENDED           YEAR ENDED
(IN THOUSANDS)                               DECEMBER 28, 2002         DECEMBER 29, 2001         MARCH 3, 2001
                                             -----------------         -----------------         -------------
Current:
  Federal ........................               $ (90,127)               $ (30,251)               $   1,785
  State ..........................                     650                    4,935                     (641)
  Foreign ........................                   4,230                    3,283                    4,149
                                                 ---------                ---------                ---------
Total current ....................                 (85,247)                 (22,033)                   5,293
                                                 ---------                ---------                ---------
Deferred:
  Federal ........................                    (237)                  82,227                  (96,354)
  State ..........................                      --                       --                   (6,565)
  Foreign ........................                     237                       48                     (561)
                                                 ---------                ---------                ---------
Total deferred ...................                      --                   82,275                 (103,480)
                                                 ---------                ---------                ---------
Total income tax expense (benefit)               $ (85,247)               $  60,242                $ (98,187)
                                                 =========                =========                =========

      The differences between the U.S. statutory federal tax rate and the Company's effective tax (benefit) rate for continuing operations were as follows:

                                                             YEAR ENDED          TEN MONTHS ENDED       YEAR ENDED
                                                          DECEMBER 28, 2002      DECEMBER 29, 2001     MARCH 3, 2001
                                                          -----------------      -----------------     -------------
Statutory federal income tax (benefit) rate ....               (35.0)%               (35.0)%               (35.0)%
  State income tax, net of federal tax benefit .                 0.2                   0.6                  (0.7)
  Research and experimentation credit ..........                (1.7)                 (0.5)                 (0.3)
  Municipal income .............................                  --                    --                  (0.4)
  Rate differential on foreign operations ......                 6.8                   2.8                   1.1
  Nondeductible goodwill and intangibles .......                  --                   8.9                   1.4
  Unbenefited losses/change in valuation
     allowance .................................               (31.0)                 39.6                  20.0
  Change in estimate for tax contingencies .....                10.9                  (5.5)                   --
  Other ........................................                 4.2                    --                  (0.1)
                                                               -----                 -----                 -----
     Effective tax (benefit) rate ..............               (45.6)%                10.9%                (14.0)%
                                                               =====                 =====                 =====

      The Company has recorded a valuation allowance against its remaining foreign, federal and state deferred tax assets at December 28, 2002 and December 29, 2001 since management believes that, after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, it is more likely than not that these assets will not be realized.

      During fiscal year 2002, the Company made a payment of $12.2 million related to a settlement on the 1994 through 1996 federal income tax audits.

      The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities were as follows:

(IN THOUSANDS)                                         DECEMBER 28, 2002          DECEMBER 29, 2001
                                                       -----------------          -----------------
Deferred tax assets:
  Accounts receivable ......................               $   3,432                $  10,162
  Inventories ..............................                   9,724                   21,208
  Deferred revenue .........................                  11,696                   22,555
  Property, plant and equipment ............                   6,906                    6,261
  Other reserves and accruals ..............                  28,942                   35,424
  Acquired research and development ........                 167,116                  170,447
  Domestic net operating loss and tax credit
      carryforwards ........................                  93,141                  152,552
  Foreign net operating loss carryforwards .                  37,522                   33,443
                                                           ---------                ---------
     Gross deferred tax assets .............                 358,479                  452,052
  Valuation allowance ......................                (358,479)                (452,052)
                                                           ---------                ---------
     Total deferred tax assets .............               $      --                $      --
                                                           =========                =========

      On March 9, 2002, the President signed into law the Job Creation and Worker Assistance Act of 2002, which extended the net operating loss carryback period from two to five years for losses generated in tax years ending in 2001 and 2002. As a result, the Company was able to utilize the benefit of $201.8 million and $116.8 million in net operating losses from transition year 2001 and fiscal year 2001, respectively. The Company received net refunds of $102.2 million during fiscal year 2002, which consisted of a tax benefit of $71.9 million for the net operating losses and $30.3 million attributable to the exercise of employee stock options which was recorded as an increase to additional paid-in capital. Also, the Company was able to utilize its remaining net operating loss carryback benefit of $110.7 million for fiscal year 2002 and has recorded an income tax receivable of $31.9 million at December 28, 2002. The Company expects to receive this refund during the first half of fiscal year 2003.

      At December 28, 2002, the Company had domestic net operating loss ("NOL") carryforwards for tax purposes of $192.1 million expiring in fiscal years 2005 through 2022. Approximately $53.3 million of this NOL is attributable to the pre-acquisition periods of acquired subsidiaries. The utilization of these acquired NOLs are limited pursuant to Internal Revenue Code ("IRC") Section 382 as a result of these prior ownership changes. In addition, the Company has $19.6 million of U.S. income tax credit carryforwards as of December 28, 2002, which expire in fiscal years 2019 through 2022. The future utilization of the losses and credits may be limited in the event of an ownership change under IRC Section 382.

      The net change in the total valuation allowance for fiscal year 2002 and transition year 2001 was a decrease of $93.6 million and an increase of $221.3 million, respectively. The decrease in fiscal year 2002 related primarily to the ability to carry back the net operating losses as a result of the 2002 tax legislation. Subsequently recognized tax benefits relating to valuation allowances for deferred tax assets (if any) will be allocated as follows: $17.3 million to additional paid-in capital which is attributable to the exercise of employee stock options, $5.2 million to goodwill, and $336.0 million to the consolidated statement of operations.

12. SPECIAL CHARGES

      The components of special charges were as follows:

                                                 YEAR ENDED            TEN MONTHS ENDED         YEAR ENDED
(IN THOUSANDS)                                DECEMBER 28, 2002        DECEMBER 29, 2001      MARCH 3, 2001
                                              -----------------        -----------------      -------------
In-process research and development
  related to an acquisition .......               $     --                $     --               $ 25,600
Transformation charges ............                     --                  24,461                 13,258
Restructuring charges:
  Fixed assets ....................                    129                   2,170                 13,512
  Severance benefits ..............                 25,974                  17,874                 10,650
  Facility exit costs .............                  6,079                   2,663                  1,667
  Reversal of prior year charge ...                   (204)                     --                 (1,500)
                                                  --------                --------               --------
     Total restructuring charges ..                 31,978                  22,707                 24,329
                                                  --------                --------               --------
       Total special charges ......               $ 31,978                $ 47,168               $ 63,187
                                                  ========                ========               ========

      During the fourth quarter of fiscal year 2002, the Company recorded a restructuring charge of $1.2 million primarily for facilities exit costs related to the closure of two facilities. During the third quarter of fiscal year 2002, the Company recorded a special charge of $10.7 million related to restructuring costs, which consisted of exit costs of $5.1 million related to the closure or reduction in size of seven facilities and employee severance costs of $5.6 million. The employee severance costs were associated with the reduction of approximately 130 individuals or 8% of the Company's global workforce. During the second quarter of fiscal year 2002, the Company recorded a special charge of $20.2 million related to restructuring costs. These restructuring costs consisted of employee severance costs associated with the reduction of approximately 600 individuals or 26% of the Company's global workforce. The reduction in the global workforce involved most functions within the Company.

      In transition year 2001, the Company recorded special charges of $24.5 million related to the transformation of Cabletron's business. The transformation-related charges include investment banking, legal and accounting fees related to the establishment of the Enterasys Subsidiary, Riverstone, Aprisma and GNTS as stand-alone entities and the Riverstone spin-off. Also, during the fourth quarter of transition year 2001, the Company recorded a restructuring charge of $12.4 million for employee severance costs associated with the reduction of approximately 400 individuals from the Company's global workforce. The reduction in the global workforce involved principally sales, engineering and administrative personnel and also included targeted reductions impacting most functions within the Company. In addition, during the second quarter of transition year 2001, the Company recorded restructuring charges of $10.3 million to reduce the expense structure of the Company. These charges reflected a write-down of $2.2 million for a vacant office building in Rochester, New Hampshire, to its estimated fair value, exit costs of $2.6 million associated with the planned closure of eight sales offices worldwide and executive severance costs of $5.5 million.

      During the first quarter of fiscal year 2001, the Company recorded restructuring charges of $25.8 million. These charges reflected the expected sale of an office building in Rochester, New Hampshire, exit costs associated with the planned closure of 20 sales offices worldwide, the write-off of certain assets that were not required subsequent to the transformation of the Company and the planned reduction of approximately 570 individuals from the Company's global workforce. The reduction in the global workforce involved principally sales, engineering and administrative personnel and also included targeted reductions impacting most functions within the Company. On January 31, 2001, the Company acquired Indus River Networks ("Indus River"), a designer and marketer of virtual private networks for enterprise-class customers. In connection with the acquisition, approximately $25.6 million of the purchase price was allocated to in-process research development and recorded in special charges in fiscal year 2001. In addition, in fiscal year 2001, the Company recorded special charges of $13.3 million for professional fees associated with the transformation of Cabletron's business.

      The activity for accrued restructuring costs for the three years ended December 28, 2002 was as follows:

                                                               ACCRUED RESTRUCTURING CHARGES
                                               --------------------------------------------------------
                                               SEVERANCE            FACILITY EXIT
(IN THOUSANDS)                                 BENEFITS                 COSTS                   TOTAL
                                               --------             -------------              --------
Balance, February 29, 2000 .....               $  2,084                $  3,269                $  5,353
  Charges ......................                 10,650                   1,667                  12,317
  Cash payments ................                (10,294)                 (4,797)                (15,091)
  Reversal of prior year charge                  (1,500)                     --                  (1,500)
                                               --------                --------                --------
Balance, March 3, 2001 .........                    940                     139                   1,079
  Second quarter charges .......                  5,471                   2,663                   8,134
  Fourth quarter charges .......                 12,403                      --                  12,403
  Cash payments ................                (14,862)                   (572)                (15,434)
                                               --------                --------                --------
Balance, December 29, 2001 .....                  3,952                   2,230                   6,182
   Reclassification ............                   (572)                    572                      --
   Second quarter charges ......                 20,239                      --                  20,239
   Third quarter charges .......                  5,646                   5,089                  10,735
   Fourth quarter charges ......                     89                   1,120                   1,209
   Cash payments ...............                (27,534)                 (2,945)                (30,479)
   Reversal of prior year charge                   (204)                     --                    (204)
                                               --------                --------                --------
Balance, December 28, 2002 .....               $  1,616                $  6,066                $  7,682
                                               ========                ========                ========

      The remaining accrued severance costs of $1.6 million as of December 28, 2002 will be paid out during fiscal year 2003; and the remaining accrued exit costs of $6.1 million, which consisted of long-term lease commitments, will be paid out over the next several years.

13.  OTHER INCOME (EXPENSE), NET

     The components of other income (expense), net, were as follows:

                                                            YEAR ENDED             TEN MONTHS ENDED          YEAR ENDED
(IN THOUSANDS)                                           DECEMBER 28, 2002         DECEMBER 29, 2001        MARCH 3, 2001
                                                         -----------------         -----------------        -------------
Impairment of investments ...................               $ (22,119)               $ (65,901)               $ (17,178)
Loss on exchange of products for
  investments ...............................                      --                  (17,086)                 (13,018)
Transactions related to Efficient:
     Recognition of deferred gain on
       Efficient investment .................                      --                   46,778                   30,384
     Other than temporary decline of
       Efficient investment .................                      --                       --                 (376,456)
Other than temporary decline in available
   for sale securities, excluding Efficient
   investment ...............................                      --                   (1,712)                 (18,100)
Unrealized (loss) gain on Riverstone stock
  Derivative ................................                 (20,048)                   4,020                       --
Loss on sale of DNPG division ...............                      --                       --                 (143,108)
Net gain (loss) on sale of available for sale
  Securities ................................                   1,121                    4,062                  (21,380)
Recovery (write-down) of note receivable ....                   2,500                   (6,125)                      --
Foreign currency gain (loss) ................                  (2,711)                  (4,850)                     542
Other .......................................                  (1,368)                    (395)                     959
                                                            ---------                ---------                ---------
     Total other income (expense), net ......               $ (42,625)               $ (41,209)               $(557,355)
                                                            =========                =========                =========

      The Company recorded impairments of investments of $22.1 million for fiscal year 2002, $65.9 million for transition year 2001 and $17.2 million in fiscal year 2001. These impairments of value were based on investee-specific events including declines in the investees' stock price in new rounds of financing, market capitalization relative to book value, deteriorating financial condition or results of operations and bankruptcy or insolvency.

      During transition year 2001 and fiscal year 2001, the Company entered into a number of transactions in which it made an investment in a customer in exchange for cash and/or products and services. In certain of these transactions, the Company recorded the difference between the cost of the consideration given and the fair value of the investment received as other expense. These transactions resulted in losses of $17.1 million for transition year 2001 and $13.0 million in fiscal year 2001.

      In December 1999, the Company sold its Flow Point, Inc. subsidiary to Efficient. On the transaction date, the Company held a portion of the outstanding common stock of Efficient on an as-converted basis. Accordingly, the Company deferred $235.9 million of its pre-tax gain, since through its ownership percentage of Efficient, it effectively still had an ownership interest in Flow Point. As the Company sold the Efficient shares, this deferred gain was recognized into income in proportion to the Company's reduction in its percentage ownership of Efficient. During the ten months ended December 29, 2001 and the fiscal year ended March 3, 2001, the Company sold its remaining shares of Efficient for net proceeds of approximately $242.7 million and $46.6 million, respectively, and recognized approximately $46.8 million and $30.4 million, respectively, of deferred gain to other income. In addition, the Company determined at March 3, 2001 that the Efficient shares had experienced an other-than-temporary decline in value of $487.9 million with an associated reduction in the deferred gain of $111.4 million and a charge to other expense of $376.5 million.

      The Company's convertible preferred stock redemption liability is offset by the value of 1.3 million shares of Riverstone stock received by the holders of the redeemable convertible preferred stock in connection with the Riverstone spin off in August 2001. The value of the Riverstone shares decreased by $20.0 million during fiscal year 2002 and increased by $4.0 million during transition year 2001, and the changes in the redemption liability were recorded in other income (expense), net.

      During fiscal year 2001, the Company completed the sale of its Digital Network Products Group ("DNPG") and recorded a loss on the sale of $143.1 million.

14. NET LOSS PER SHARE

      The reconciliation of the numerator for basic and diluted loss per common share computations for the Company's reported net loss was as follows:

                                                           YEAR ENDED             TEN MONTHS ENDED          YEAR ENDED
                 (IN THOUSANDS)                         DECEMBER 28, 2002         DECEMBER 29, 2001        MARCH 3, 2001
                                                        -----------------         -----------------        -------------
Loss from continuing  operations ...........               $(102,545)               $(615,069)               $(605,522)
Effect of preferred shares .................                 (12,963)                 (10,347)                 (22,898)
                                                           ---------                ---------                ---------
Loss from continuing operations available to
  common shareholders ......................                (115,508)                (625,416)                (628,420)
Discontinued operations:
  Operating loss ...........................                      --                  (59,124)                 (76,306)
  Loss on disposal .........................                 (11,700)                 (42,782)                      --
Cumulative effect of a change in accounting
  principle ................................                      --                   12,691                       --
                                                           ---------                ---------                ---------
  Net loss available to common shareholders                $(127,208)               $(714,631)               $(704,726)
                                                           =========                =========                =========

      In fiscal year 2002, transition year 2001, and fiscal year 2001, options to purchase 29.8 million, 36.4 million and 12.6 million, respectively, shares of the Company's common stock were outstanding but excluded from the calculation of diluted loss per common share since the effect would have been anti-dilutive. Additionally, in fiscal year 2002 and transition year 2001, diluted loss per common share excluded warrants to purchase 7.4 million of shares held by the Strategic Investors because the effect would have been anti-dilutive.

15. DISCONTINUED OPERATIONS

      On July 17, 2001, the Company's Board of Directors declared a special dividend of its shares of Riverstone common stock to the Company's shareholders of record on July 27, 2001, payable on August 6, 2001; and on August 6, 2001, the Company distributed its shares of Riverstone common stock to its shareholders. The distribution ratio was 0.5131 shares of Riverstone common stock for each outstanding share of its common stock. The Company did not recognize any gain or loss as a result of this transaction. As a result of the distribution of the Company's Riverstone shares, the Company recorded a non-cash charge to retained earnings of approximately $329.6 million, which reflected the distribution of the net assets and liabilities of Riverstone to its shareholders.

      The Company finalized the sale of a portion of GNTS to a third party during September 2001. The remainder of GNTS was either absorbed into the Company or Aprisma or discontinued. During transition year 2001, the Company recognized a loss on disposal of GNTS of approximately $41.5 million primarily related to severance, office closings and asset write-offs associated with the discontinuation and sale of GNTS. Approximately $23.1 million of these expenses were non-cash charges.

      In August 2001, the Company's Board of Directors made a determination to distribute Aprisma's shares to its stockholders or to otherwise dispose of Aprisma. The Company recorded in discontinued operations a provision for the loss on sale of Aprisma of $1.3 million for transition year 2001. This included Aprisma's estimated loss from operations of $14.8 million from December 29, 2001 to the disposal date. During the first quarter of fiscal year 2002, the Company recorded an additional charge of $11.7 million due to a change in estimate of the loss on disposal of Aprisma and received approximately $62.0 million of cash and marketable securities from Aprisma. On August 9, 2002, the Company completed the sale of Aprisma to a third party for proceeds, net of expenses, of approximately $7.6 million.

      As a result of the above dispositions, the Company has presented Aprisma as discontinued operations for all periods presented and GNTS and Riverstone as discontinued operations for transition year 2001 and fiscal year 2001.

      The Company's discontinued operations included sales to customers in which it had investments in debt and equity securities accounted for under the cost method of accounting. This revenue is disclosed separately in the following table as "Revenue from related parties -- minority investees." See Note 23 for further discussion of these transactions. The following revenue was recorded in the consolidated statements of operations in loss from discontinued operations:

                                                                        TEN MONTHS ENDED            YEAR ENDED
(IN THOUSANDS)                                                          DECEMBER 29, 2001          MARCH 3, 2001
                                                                        -----------------          -------------
Revenue (trade) from discontinued operations ................               $  91,888                $ 188,705
Intercompany revenue--Enterasys, Aprisma, GNTS and Riverstone                  11,836                   11,119
Revenue from related parties--minority investees ............                  22,940                   15,590
                                                                            ---------                ---------
   Subtotal .................................................                 126,664                  215,414
Eliminations ................................................                 (11,836)                 (11,119)
                                                                            ---------                ---------
   Total discontinued operations revenue ....................               $ 114,828                $ 204,295
                                                                            =========                =========

16. BUSINESS ACQUISITIONS

      All business acquisitions for the periods presented have been accounted for using the purchase method. The Company's consolidated results of operations include the operating results of the acquired companies from their acquisition dates. Acquired assets and liabilities were recorded at their estimated fair values at the acquisition date and the aggregate purchase price plus costs directly attributable to the completion of acquisitions has been allocated to the assets and liabilities acquired.

      On January 31, 2001, the Company acquired Indus River Networks ("Indus River") and issued 3,641,139 shares of common stock and 45,471 shares of Series C preferred stock to the shareholders of Indus River in exchange for all of the outstanding shares of stock of Indus River. The Series C shares were subsequently converted into common shares of the Company. In addition, the Company assumed outstanding options to purchase Indus River stock, which were converted into options to purchase 406,898 shares of the Company's common stock and 5,000 shares of the Company's Series C preferred stock. The Company also assumed outstanding warrants to purchase Indus River stock, which were converted into warrants to purchase 23,472 shares of the Company's common stock and 293 shares of the Company's Series C preferred stock. In connection with the acquisition of Indus River, the Company issued stock options to employees in respect of unvested stock options.

      The Company recorded the cost of the acquisition at approximately $187.3 million, including direct costs of $3.2 million. Approximately $25.6 million of the purchase price was allocated to in-process research development and recorded in special charges for fiscal year 2001. The excess of cost over the estimated fair value of net assets acquired of $156.4 million was allocated to goodwill and other intangible assets which were being amortized on a straight-line basis over three to ten years. On December 30, 2001, the Company adopted SFAS No. 142 and discontinued amortizing goodwill.

      On September 7, 2000, the Company acquired Network Security Wizards, Inc. ("NSW"). In exchange for all of the issued and outstanding capital stock of NSW, the Company (i) issued 210,286 shares of its common stock to the two stockholders of NSW, (ii) issued 157,714 shares of its common stock to be held in escrow on behalf of the two stockholders of NSW, subject to forfeiture upon the occurrence of certain events, and (iii) granted 32,000 options to purchase the Company's common stock. In connection with the Company's acquisition of NSW, the Company agreed to issue 157,714 additional shares of common stock contingent upon future services to be rendered to the Company by certain employees of NSW. The Company recorded the cost of the acquisition at approximately $8.3 million, including direct costs of $0.3 million. The cost represents 210,286 shares of common stock at $35.00 per share and 32,000 options, valued at approximately $0.6 million. The excess of cost over the estimated fair value of the net assets acquired of $8.1 million was allocated to goodwill which was being amortized on a straight-line basis over a period of four years prior to the adoption of SFAS No. 142.

      The following table represents the unaudited pro forma results of operations of the Company for fiscal year 2001 as if acquisitions completed during that year had occurred at the beginning of the fiscal year. These pro forma results include adjustments for the amortization of goodwill and other intangibles and deferred compensation and the elimination of amounts expensed for in-process research and development. They have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made at the beginning of the period noted or of the results that may occur in the future.

                                                              YEAR ENDED
                                                             MARCH 3, 2001
                                                             -------------
            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)          (UNAUDITED)
            Net revenue ........................               $ 789,136
            Loss from operations ...............               $(246,900)
            Net loss ...........................               $(710,736)
            Basic and diluted net loss per share               $   (3.85)

      The purchase price for the acquisitions completed during fiscal year 2001 was allocated to assets acquired and liabilities assumed based on fair value at the date of the acquisition. The following table summarizes the cash paid, value of equity instruments issued and acquisition costs:

            (IN THOUSANDS)                                         MARCH 3, 2001
                                                                   -------------
            Cash paid for acquisitions ................               $ 11,964
            Common stock issued .......................                133,694
            Preferred stock issued ....................                 31,875
            Preferred stock options and warrants issued                  3,670
            Common stock options issued ...............                 10,889
            Acquisition costs .........................                  3,516
                                                                      --------
                 Purchase price .......................               $195,608
                                                                      ========

      The allocation of purchase price including intangible assets is as follows:

            (IN THOUSANDS)                                         MARCH 3, 2001
                                                                   -------------
            Goodwill ..................................              $146,583
            Assembled work force ......................                   700
            Patents and developed technology ..........                17,200
            In-process research and development........                25,600
            Other assets, net .........................                 5,525
                                                                     --------
              Purchase price ..........................              $195,608
                                                                     ========

17. SEGMENT AND GEOGRAPHICAL INFORMATION

      Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker ("CODM") in making decisions concerning how to allocate resources and assess performance. The Company's CODM is its Chief Executive Officer. As a result of the Company's decision to discontinue or dispose of the operations of Riverstone, GNTS and Aprisma, the Company now operates its business as one segment, which is the business of designing, developing, marketing and supporting comprehensive standards-based networking solutions.

      In years prior to transition year 2001, the Company also developed and sold non-standards-based solutions. In fiscal year 2001, the Company operated in two segments, Enterasys and Other. The Other segment included the revenue and cost of goods sold relating to non-standards-based products. For fiscal year 2001, net revenue and income from operations for the Enterasys segment was $704.7 million and $14.2 million, respectively, and net revenue and loss from operations for the Other segment was $69.7 million and $62.2 million, respectively.

      Geographic revenue information for the three years ended December 28, 2002, was based on the location of the selling entity. Net revenue from unaffiliated customers by geographic region was as follows:

                                             YEAR ENDED                TEN MONTHS ENDED             YEAR ENDED
                                         DECEMBER 28, 2002             DECEMBER 29, 2001          MARCH 3, 2001
                                      ---------------------        ----------------------     --------------------
(IN THOUSANDS)                         REVENUE      PERCENT         REVENUE       PERCENT      REVENUE     PERCENT
                                      --------      -------        --------       -------     --------     -------
North America ................        $276,853        57.1%        $196,616         49.9%     $412,007       53.2%
Europe, Middle East and Africa         142,834        29.5%         132,218         33.5%      209,535       27.1%
Asia Pacific .................          36,268         7.5%          44,336         11.2%       86,447       11.1%
Latin America ................          28,842         5.9%          21,375          5.4%       66,378        8.6%
                                      --------       -----         --------        -----      --------      -----
      Total net revenue ......        $484,797       100.0%        $394,545        100.0%     $774,367      100.0%
                                      ========       =====         ========        =====      ========      =====

      In fiscal year 2002, the U.S. accounted for 56% of net revenues and the United Kingdom ("U.K.") accounted for 16%; in transition year 2001, the U.S. accounted for 50% of net revenues and the U.K. accounted for 19%; and in fiscal year 2001, the U.S. accounted for 53% of net revenues and the U.K. accounted for 10% of net revenues.

      Long-lived assets consist of the net book value of property, plant, and equipment, goodwill and intangible assets. Long-lived assets by location were as follows:

(IN THOUSANDS)                                   DECEMBER 28, 2002      DECEMBER 29, 2001
                                                 -----------------      -----------------
            U.S .....................               $ 77,551               $ 91,998
            All other countries .....                  6,749                 10,527
                                                    --------               --------
              Total long-lived assets               $ 84,300               $102,525
                                                    ========               ========

18. SUPPLEMENTAL CASH FLOW INFORMATION

      Supplemental disclosure of cash flow information was as follows:

                                                                                 YEAR ENDED        TEN MONTHS ENDED     YEAR ENDED
                                                                               DECEMBER 28, 2002   DECEMBER 29, 2001   MARCH 3, 2001
                                                                               -----------------   -----------------   -------------
Cash paid (refunds received) for income taxes, net ........................         $(96,656)           $ (7,188)         $  3,502
Non-cash transactions:
Dividend effect of beneficial conversion feature to preferred stockholders          $     --            $     --          $ 16,854
Accretive dividend and accretion of discount on preferred shares .........          $ 12,963            $ 10,347          $  6,044
Common stock issued for businesses acquired ..............................          $     --            $     --          $133,694
Preferred stock, options and warrants issued for business acquired .......          $     --            $     --          $103,545
Conversion of Series C preferred stock, options and warrants to common
   stock .................................................................          $     --            $ 35,545          $     --
Product and services exchanged for investments ...........................          $     --            $ 12,771          $ 26,596

19. STOCKHOLDERS' EQUITY

STOCK REPURCHASE AND PUT OPTION PROGRAM

      On April 24, 2000, the Company's Board of Directors authorized the Company to repurchase up to $400.0 million of the Company's outstanding shares of common stock. During fiscal year 2002, the Company did not make any repurchases. During transition year 2001, the Company repurchased 953,201 shares for approximately $8.4 million. During fiscal year 2001, the Company repurchased approximately 2.1 million shares for approximately $56.5 million. Approximately $335.1 million of the original repurchase authorization had not been used as of December 28, 2002. The Company has no current plans to make additional repurchases of common shares.

      The Company has sold equity put options as an enhancement to its share repurchase program. Each put option entitled its holder to sell one share of the Company's common stock to the Company at a specified price. The Company has accounted for these options in accordance with EITF No. 96-13, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" and EITF No. 00-19, "Accounting for Derivative Financial Instruments Determination of Whether Share Settlement Is Within the Control of the Issuer for the Purposes of Applying Issue No. 96-13."

      During fiscal year 2001, the Company received $4.9 million in premiums from the sale of put options covering 1.2 million shares of the Company's stock. These options expired unexercised, and the Company recorded this amount as additional paid-in capital. At March 3, 2001, no put options remained outstanding. During transition year 2001, the Company received $0.1 million in premiums from the sale of put options covering 150,000 shares of the Company's common stock and recorded this amount as additional paid-in capital. The put options outstanding at December 29, 2001 had an average exercise price of $5.61 per share and a total contingent redemption amount of approximately $0.8 million which was recorded as temporary equity and a reduction to additional paid-in capital. These options expired unexercised in January 2002, and the Company recorded an increase of $0.8 million to additional paid-in capital and an offset to the contingent redemption liability. At December 28, 2002, no put options remained outstanding.

STOCKHOLDER RIGHTS PLAN

      In April 2002, the Company's Board of Directors adopted a stockholder rights plan pursuant to which the Company paid a dividend of one right for each share of common stock held by stockholders of record on June 11, 2002. Under the plan, each right initially represents the right, under certain circumstances, to purchase 1/1,000 of a share of the Company's Series F Preferred Stock, par value $1.00 per share (the "Series F Preferred Stock"), at an exercise price of $20 per share. Initially the rights will not be exercisable and will trade with the shares of the Company's common stock. Generally, if a person or group acquires beneficial ownership of 15 percent or more of the then outstanding shares of the Company's common stock or announces a tender or exchange offer that would result in such person or group owning 15 percent or more of the Company's then outstanding common stock, each right would entitle its holder (other than the holder or group which acquired 15 percent or more of our common stock) to purchase shares of the Company's common stock having a market value of two times the exercise price of the right. The Company's Board of Directors may redeem the rights at the redemption price of $.01 per right, subject to adjustment, at any time prior to the earlier of June 11, 2012, which is the expiration date of the rights, or the date of distribution of the rights, as determined under the plan.

PREFERRED STOCK, WARRANTS AND SUBSIDIARY STOCK PURCHASE RIGHTS

      SECURITIES ISSUED TO THE STRATEGIC INVESTORS

      On August 29, 2000, the Company and its operating subsidiaries Riverstone, Enterasys Subsidiary, Aprisma and GNTS (collectively, the "Operating Subsidiaries") issued securities and granted rights for the purchase of additional securities to the Strategic Investors. The Company and its Operating Subsidiaries received approximately $87.8 million in cash from the Strategic Investors. The Company issued to the Strategic Investors 4% Series A Participating Convertible Preferred Stock, par value $1.00 per share, and 4% Series B Participating Convertible Preferred Stock, par value $1.00 per share, (the "A&B Preferred Stock") as well as Class A and Class B warrants to purchase the Company's common stock. The Company also agreed to issue to the Strategic Investors additional warrants to purchase its common stock upon the occurrence of certain events, including the merger of an Operating Subsidiary into the Company, the sale of the Company or the failure of an Operating Subsidiary to consummate an initial public offering ("IPO"). In addition, each of the Operating Subsidiaries issued to the Strategic Investors rights to purchase shares of its common stock, and each of the Operating Subsidiaries agreed to issue rights to purchase additional shares of its common stock to the Strategic Investors upon the occurrence of certain events. The exercise prices and the number of shares issuable upon exercise of the subsidiary stock purchase rights were dependent upon certain events.

      The Company accounted for the transaction with the Strategic Investors in accordance with the following pronouncements: APB No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants," EITF No. 00-27, EITF No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," EITF No. 96-13, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company's Own Stock," and EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," In accordance with these pronouncements, the Company allocated the proceeds to the various equity instruments issued by the Company and its Operating Subsidiaries as set forth below:

      - $5.2 million to the Class A and Class B warrants, recorded as $3.4 million to additional paid-in capital of the Company and $1.8 million to minority interest in the Operating Subsidiaries.

      - $14.6 million to the Operating Subsidiary stock purchase rights, recorded as approximately $7.2 million to additional paid-in capital of the Company and approximately $7.4 million to minority interest in the Operating Subsidiaries.

      - $68.0 million to the A&B Preferred Stock. The Company recognized a beneficial conversion dividend at the time of the issuance of the A&B Preferred Stock of $16.9 million, which represents the excess of aggregate fair value of the common stock that the Strategic Investors would receive at the earliest conversion date over the proceeds ascribed to the A&B Preferred Stock. In addition, the Company is recording an accretive dividend of $22.0 million through February 23, 2003, using the interest method, as a result of the difference between the $90.0 million redemption value of the A&B Preferred Stock and the $68.0 million ascribed value.

      SERIES A, B, D, AND E PREFERRED STOCK

      On August 29, 2000, the Company issued 65,000 shares of 4% Series A Participating Convertible Preferred Stock ("A Preferred Stock") and 25,000 shares of 4% Series B Participating Convertible Preferred Stock ("B Preferred Stock"). On July 12, 2001, the Company amended its securities purchase agreement ("the SPA Amendment") with the Strategic Investors and entered into an exchange agreement with the Strategic Investors whereby the Strategic Investors exchanged their shares of A Preferred Stock for an equal number of shares of the Company's 4% Series D Participating Convertible Preferred Stock ("D Preferred Stock") and exchanged their shares of B Preferred Stock for an equal number of shares of the Company's 4% Series E Participating Convertible Preferred Stock ("E Preferred Stock" and together with the D Preferred Stock, "D&E Preferred Stock"). The terms of the D&E Preferred Stock are described below.

Voting

      Shares of the D&E Preferred Stock vote together with the common stock as a single class on an as-converted basis.

Seniority

      With respect to liquidations, the D&E Preferred Stock ranks senior to the common stock and on par with or senior to all other series of preferred stock that may be outstanding.

Liquidation Preference

      The D&E Preferred Stock has a liquidation preference equal to the sum of $1,036.14 per share (adjusted for stock dividends, splits, combinations or similar events) plus all accrued and unpaid dividends (such sum being the "Liquidation Preference") net of the fair value of the Strategic Investors 1,300,000 shares of common stock received in connection with the Riverstone spin-off. This liquidation preference represents the original $1,000 per share liquidation preference of the A&B Preferred Stock, increased by accrued dividends from the issuance of the A&B Preferred Stock to the issuance of the D&E Preferred Stock. The Liquidation Preference may be reduced as provided below under the heading "Participation in Distributions" and may be increased upon the liquidation of the Company to an amount equal to the liquidation proceeds payable with respect to the common stock into which the D&E Preferred Stock is convertible, if such liquidation proceeds are greater.

Dividends

      Dividends on the D&E Preferred Stock accrue daily from the date of issue at a rate equal to the greater of 4.00% per annum on its Liquidation Preference or the aggregate ordinary cash dividends payable with respect to the common stock into which the D&E Preferred Stock is convertible and compound at the end of each of the Company's fiscal quarters. Cash dividends on the D&E Preferred Stock are not payable without the consent of a majority of holders of the D&E Preferred Stock. As of December 28, 2002, approximately $5.6 million of dividends have been accreted and are included in the carrying value of the D and E preferred stock.

Conversion

      Each share of D Preferred Stock is convertible at any time at the option of the holder into a number of shares of common stock of the Company equal to the Liquidation Preference of the share of D Preferred Stock at that time divided by $40.00, adjusted for stock dividends, splits, combinations or similar events (the "Series D Conversion Price"). Each share of E Preferred Stock is convertible at any time at the option of the holder into that number of shares of common stock of the Company equal to the Liquidation Preference of the share of E Preferred Stock at that time divided by $30.00, adjusted for stock dividends, splits, combinations or similar events (the "Series E Conversion Price," together with the Series D Conversion Price, the "Conversion Price").

      On the conversion of D&E Preferred Stock, any transfer restrictions on stock received in a spin-off distribution (as described below under the heading "Participation in Distributions") with respect to the converted shares of D&E Preferred Stock lapse.

      If certain restrictions prevent the holders of the D&E Preferred Stock from exercising their redemption rights (as described below under the heading "Shareholder Redemption Rights"), then the Conversion Price will be adjusted to equal 90 percent of the market price of the Company's common stock on the date specified for such redemption.

Participation in Distributions and Related Derivatives

      If the Company makes a distribution of property (including shares of the Company's stock) with respect to the Company's common stock prior to the conversion of a holder's D&E Preferred Stock, the holder will participate in such distribution as described in this paragraph. If the distribution is of stock of any of the Company's Operating Subsidiaries in a spin-off distribution ("Spin Shares"), the holder will participate in such distribution immediately on an as-converted basis; however, in conjunction with the SPA amendment, any Spin Shares received by the holders of D&E Preferred Stock are subject to certain restrictions on transfer, and the net proceeds from any permitted sale of such shares reduce the liquidation preference and redemption price of the D&E Preferred Stock.

      In connection with the Riverstone spin-off on August 6, 2001, the Company distributed approximately 1,300,000 Spin Shares of Riverstone common stock to the Strategic Investors which resulted in a net increase to the Company's equity of $18.6 million. These shares are restricted from transfer and any permitted sales of these shares reduce the liquidation preference and redemption value of the D&E Preferred Stock as described above. As of December 28, 2002 the value of the Riverstone common stock Spin Shares was $2.5 million.

Shareholder Redemption Rights

      At any time on or after February 23, 2003, a holder of D&E Preferred Stock may require the Company to redeem for cash all (but not less than all) of the holder's D&E Preferred Stock at the Liquidation Preference then in effect. This right was exercised in 2003, and the D and E Preferred Stock was redeemed on March 3, 2003 for approximately $98.6 million in cash.

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

      REPLACEMENT WARRANTS

      In connection with the SPA Amendment, the Company and the Strategic Investors agreed that the distribution of the Company's shares of Riverstone common stock would be deemed to have occurred prior to the merger of Enterasys Subsidiary into the Company and, pursuant to the terms of the SPA Amendment and as a consequence of the merger of Enterasys Subsidiary into the Company, that the Company would issue warrants to purchase an additional 7,400,000 shares of its common stock for an exercise price of $6.20 per share in replacement of all of the Strategic Investors' rights to purchase common stock of Enterasys Subsidiary. Other than the number of shares subject to the warrants and the exercise price of the warrants, the terms of these additional warrants are substantially the same as the terms of the Class A Warrants and Class B Warrants.

      SERIES C PREFERRED STOCK

      As part of the acquisition of Indus River, completed on January 31, 2001, the Company issued 45,471 shares of Series C Preferred Stock ("C Preferred Stock") and options and warrants to purchase 5,293 shares of C Preferred Stock. The merger of Enterasys Subsidiary into the Company on August 6, 2001 represented an "Enterasys Spin-off" for purposes of the C Preferred Stock. In accordance with the C Preferred Stock conversion provisions, upon the merger all outstanding shares of the C Preferred Stock and related options and warrants converted into approximately 955,000 shares of the Company's common stock.

      SERIES F PREFERRED STOCK

      In connection with the stockholder rights plan, the Company is authorized to issue up to 300,000 shares of Series F Preferred Stock. The number of shares of Series F Preferred Stock may be increased or decreased by the Company's Board of Directors by a duly adopted resolution of the Board. As of December 28, 2002, no shares of Series F Preferred Stock were outstanding.

      The terms of the Series F Preferred Stock are as follows:

Voting

      Each share of Series F Preferred Stock entitles the holder to 1,000 votes on all matters submitted to a vote of the stockholders of the Company. The holders of the shares of Series F Preferred Stock and the holders of the common stock shall vote together on all matters submitted to a vote of stockholders, except as required by applicable law.

Seniority

      The Series F Preferred Stock shall rank equal to all other series of preferred stock of the Company as to dividends and/or preference upon liquidation, dissolution or winding up, unless otherwise resolved by the Board of Directors in any vote establishing any other series of preferred stock. Notwithstanding the foregoing, the Series F Preferred Stock ranks junior to the Series D&E Preferred Stock.

Dividends

      Beginning on the last day of the first March, June, September or December after the issuance of shares of Series F Preferred Stock, the holders of shares of Series F Preferred Stock shall be entitled to receive a quarterly dividend equal to the greater of (a) $1.00 per share or (b) 1,000 times the aggregate per share amount of all cash dividends and all non-cash dividends or other distributions other than a dividend payable in shares of common stock. In the event no dividend or distribution shall have been declared on the common stock during any quarterly period in which shares of Series F Preferred Stock are outstanding, a dividend of $1.00 per share shall accrue and be cumulative. Accrued but unpaid dividends do not bear interest.

      Whenever quarterly dividends or other dividends or distributions payable on the Series F Preferred Stock are in arrears, the Company may not, in addition to certain other similar restrictions, declare or pay dividends on, make any other distributions on, or redeem any shares of common stock or any other series of preferred stock ranking junior to the Series F Preferred Stock.

Liquidation Preference

      The Series F Preferred Stock has a liquidation preference equal to the sum of $1,000 per share plus an amount equal to all accrued and unpaid dividends and distributions thereon, whether or not declared.

Redemption

      Outstanding shares of Series F Preferred Stock may be purchased by the Company at such times and on such terms as the redeeming stockholder and the Company may agree, subject to any limitations imposed by law or the Company's charter. Promptly after such shares are reacquired by the Company they shall be retired and canceled and shall become authorized but unissued shares of the Company's Undesignated Preferred Stock (defined below).

      UNDESIGNATED PREFERRED STOCK

      At December 28, 2002, the Company was authorized to issue up to 1,610,000 shares of preferred stock (the "Undesignated Preferred Stock"). Issuances of the Undesignated Preferred Stock may be made at the discretion of the Board of Directors of the Company (without stockholder approval) with designations, rights and preferences as the Board of Directors may determine from time to time, which may be more expansive than the rights of the current holders of the Company's preferred stock and common stock.

20. STOCK PLANS

      EQUITY INCENTIVE PLANS

      The Company's 1998 Equity Incentive Plan, as amended, was approved by the stockholders of the Company on July 9, 1998 and provides for the availability of 19,500,000 shares of common stock for the granting of various incentive awards to eligible employees. Options granted under the plan are granted with exercise prices equal to the fair market value on the date of grant, generally expire ten years from the date of grant and vest as to 25 percent of the shares one year from the date of grant with monthly vesting of the remainder ratably over the following three years. As of December 28, 2002, 9,473,590 shares remained available for issuance under the 1998 Equity Incentive Plan and options to purchase 7,453,928 shares were outstanding under the plan.

      The Company's 2001 Equity Incentive Plan was adopted by the Board of Directors of the Company on July 30, 2001 and provided for the availability of 50,000,000 shares of common stock solely for the purpose of granting options to purchase shares of the Company's common stock ("Replacement Options") to replace options to purchase shares of the Enterasys Subsidiary ("Prior Options") in connection with the merger of the Enterasys Subsidiary into the Company on August 6, 2001. Replacement Options were granted to replace Prior Options held on the basis of 1.39105 shares of the Company's common stock for each share of common stock subject to the original Enterasys Subsidiary options. The exercise price of each Replacement Option is equal to the exercise price of the Prior Option divided by 1.39105 to reflect the effect of the merger. The 2001 Equity Incentive Plan was not required to be, and has not been, approved by the Company's stockholders. No additional options may be granted under the 2001 Equity Incentive Plan and as of December 28, 2002, options to purchase 20,619,984 shares were outstanding under the plan.

      Prior to February 28, 1999, the Company maintained a Directors Option Plan which provided for 1,250,000 shares of common stock for purchase by non-employee directors of the Company. The Directors Option Plan provided for issuance of options with exercise prices equal to the underlying stock price on the date of grant. The options vested over a period of three years and expire six years from the date of grant. Options to purchase a total of 50,000 shares were outstanding under the Directors Option Plan at December 28, 2002. After March 1, 1999, the nonemployee directors of the Company are eligible to receive options to purchase shares of the Company's common stock under the 1998 Equity Incentive Plan.

      The Company's 2002 Stock Option Plan for Eligible Executives was adopted by the Board of Directors on April 5, 2002 and provides for the availability of 900,000 shares of common stock solely for the purpose of granting options in connection with the acceptance by certain executives of offers of employment with the Company. The options vest over a period of twelve months, or sooner if certain performance targets outlined in the plan are met, and expire ten years from the date of grant. Options to purchase all 900,000 shares were outstanding under the 2002 Stock Option Plan for Eligible Executives at December 28, 2002.

      A summary of option transactions under the Company's Equity Incentive Plans for the three years ended December 28, 2002 is as follows:

                                                                         WEIGHTED-
                                                     NUMBER OF           AVERAGE
                                                     OPTIONS          EXERCISE PRICE
                                                     -------          --------------
Options outstanding at February 29, 2000           15,998,256           $     11.16
  Granted ..............................            1,101,614                 17.55
  Exercised ............................           (1,958,935)                 8.94
  Cancelled ............................           (3,373,355)                12.73
                                                  -----------
Options outstanding at March 3, 2001 ...           11,767,580                 11.66
  Granted ..............................            1,042,299                 13.86
  Converted subsidiary options .........           41,568,878                  3.47
  Exercised ............................          (10,477,337)                 4.62
  Cancelled ............................           (8,173,832)                 9.83
                                                  -----------
Options outstanding at December 29, 2001           35,727,588                  3.91
  Granted ..............................            8,075,121                  1.21
  Exercised ............................           (1,333,995)                 2.88
  Cancelled ............................          (13,444,802)                 3.98
                                                  -----------
Options outstanding at December 28, 2002           29,023,912           $      3.18
                                                  ===========

                                    DECEMBER 28, 2002    DECEMBER 29, 2001   MARCH 3, 2001
                                    -----------------    -----------------   -------------
Options exercisable ...........          13,245,695          11,867,978           4,340,530
Weighted average exercise price      $         3.60      $         3.34      $        11.51

      The following table summarizes information concerning outstanding and exercisable options as of December 28, 2002:

                                             WEIGHTED-AVERAGE
                                                 REMAINING                                             WEIGHTED
            RANGE OF          OPTIONS        CONTRACTUAL LIFE   WEIGHTED-AVERAGE        OPTIONS        AVERAGE
        EXERCISE PRICES    OUTSTANDING            (YEARS)        EXERCISE PRICE       EXERCISABLE   EXERCISE PRICE
      -----------------    -----------      -----------------   ------------------    -----------   --------------
      $  0.90-$  1.12        5,952,612             9.48               $       1.03        16,270     $     1.09
      $  1.13-$  1.78        1,349,425             9.45               $       1.44        74,970     $     1.34
      $  1.79-$  2.52       14,610,925             7.38               $       2.52     9,854,362     $     2.52
      $  2.53-$12.58         6,591,488             8.11               $       5.74     3,016,256     $     5.75
      $12.59-$49.40            519,462             5.86               $      18.66       283,837     $    19.04
                            ----------                                                ----------
                            29,023,912             8.05               $       3.18    13,245,695     $     3.60
                            ==========                                                ==========

EMPLOYEE STOCK PURCHASE PLANS

      In October 2002 the Board approved the Employee Stock Purchase Plan (the "2002 ESPP") which was approved by the stockholders in December 2002. It provides for the availability of 5,000,000 shares of common stock to be purchased by employees. Under this plan, eligible employees, twice yearly through the accumulation of employee payroll deductions from 2 to 10 percent of employee compensation as defined in the plan (up to a maximum of $12,500 per six-month plan period), may purchase stock at 85 percent of the fair market value of the common stock at the beginning or end of the applicable six-month period, whichever amount is lower. The maximum number of shares that an employee may purchase during a six-month plan period is limited to 1,200 shares. At December 28, 2002, no options were outstanding, and no shares had been issued under the plan.

      Prior to the adoption of the 2002 ESPP, the Company had two Employee Stock Purchase Plans, the "1989 ESPP" and the "1995

ESPP" which provided for the combined availability of up to 6,000,000 shares of common stock to be purchased by employees. Under these plans, eligible employees twice yearly through the accumulation of employee payroll deductions from 2 to 10 percent of employee compensation as defined in the plan, up to a maximum of $25,000 annually (measured by reference to share values at the dates of grant of the Purchase rights), were able to purchase stock at 85 percent of the fair market value of the common stock at the beginning or end of the applicable six-month period, whichever amount was lower. In fiscal year 2002, 665,189 shares were purchased at a price of $1.23 per share. The Company's employees purchased 778,752 shares at a weighted-average purchase price of $9.71 during transition year 2001; and 906,000 shares at a weighted-average purchase price of $14.85 during fiscal year 2001. The remaining number of shares available for purchase by employees under these plans at December 28, 2002 was 747,238 shares. These shares were purchased by employees in February 2003. After that date, no further shares remained available for purchase under the 1989 ESPP and the 1995 ESPP.

ASSUMPTIONS USED IN PRO FORMA DISCLOSURE

      The Company has elected to follow APB Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its employee stock options. Pro forma information is required by SFAS No. 123, "Accounting for Stock Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-based Compensation--Transition and Disclosure," as if the Company had accounted for its employee stock options (including shares issued under the Employee Stock Purchase Plan) granted subsequent to December 31, 1994 under the fair value method of that statement. (See Note 2 for pro forma disclosure.) The fair value of each Company option grant was estimated on the date of grant using the Black-Scholes option pricing model, with the following weighted- average assumptions used for grants in fiscal year 2002, transition year 2001 and fiscal year 2001:

                                       DECEMBER 28, 2002     DECEMBER 29, 2001    MARCH 3, 2001
                                       -----------------     -----------------    -------------
Employee stock options:
Risk-free interest rate ............        2.79%                   3.86%             4.51%
Expected option life ...............      5.4 years               2.7 years         3.8 years
Expected volatility ................      113.28%                  92.11%            83.18%
Expected dividend yield ............         0.0%                    0.0%              0.0%

Employee stock purchase plan shares:
Risk-free interest rate ............        1.23%                   1.83%             4.69%
Expected option life ...............      11 months               6 months          6 months
Expected volatility ................       98.11%                  92.11%            83.18%
Expected dividend yield ............         0.0%                    0.0%              0.0%

      The weighted average estimated fair values of stock options granted during fiscal year 2002, transition year 2001 and fiscal year 2001 were $0.97, $8.68 and $17.24 per share, respectively. The weighted average estimated fair values of employee stock purchase plan options grants during fiscal year 2002, transition year 2001, and fiscal year 2001 were $1.05, $7.32, and $8.38.

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company options held by employees and directors have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management the existing models do not necessarily provide a reliable single measure of the fair value of these options.

STOCK-BASED COMPENSATION

      As of the end of the third quarter of fiscal year 2001, each of the Operating Subsidiaries had granted options to purchase its common stock to their respective employees and to certain non-employees. Of these options, an aggregate total of approximately 8.0 million options were granted primarily to three officers and certain other employees of the Company, who were not employees of the Operating Subsidiaries. These individuals were generally restricted from transferring these options and the underlying shares were subject to restrictions lapsing over a period of time approximating the standard vesting period of options granted by the Company, subject to partial acceleration in certain circumstances. At the Operating Subsidiary level, these options generated variable stock-based compensation over the vesting period at fair value using the Black-Scholes option pricing model as the individuals were considered non-employees of the Operating Subsidiaries. By approval of each Operating Subsidiary's board of directors and the Company's Board of Directors, these options were accelerated to become fully vested in November 2000. At that time, these options to purchase shares of an Operating Subsidiary were scheduled to become exercisable at the first to occur of: the Company's distribution to its shareholders its shares of that Operating Subsidiary's common stock, April 1, 2004, or the sale of the Operating Subsidiary. As a result of the acceleration, each Operating Subsidiary recorded compensation expense during the third quarter of fiscal year 2001, which was eliminated in consolidation for the Company's consolidated reporting; and the options were accounted for in accordance with APB 25. Accordingly, the Company had measured the intrinsic value at the date of the acceleration. During the second quarter ended September 1, 2001, the Company recorded stock-based compensation of $1.9 million and $15.9 million in continuing operations and discontinued operations, respectively, as certain employees left the Company and benefited from the acceleration of vesting discussed above. This amount was based on the intrinsic value as of the modification date.

      In connection with the acquisition of Indus River, the Company issued stock options to employees in respect of unvested stock options. The Company calculated the fair value of these unvested stock options using the Black-Scholes option pricing model. The Company recorded approximately $2.9 million of unearned stock-based compensation expense for the value of the options, of which it recognized $0.8 million, $1.9 million and $0.1 million of compensation expense during fiscal year 2002, transition year 2001 and fiscal year 2001, respectively.

      In connection with the Company's acquisition of NSW, the Company agreed to issue 157,714 additional shares of common stock contingent upon future services to be rendered to the Company by certain employees of NSW. The Company recorded approximately $5.5 million of unearned stock-based compensation for the value of these shares at the date of the acquisition. This compensation expense has been recognized over the required service period of two years. The Company recorded a stock-based compensation expense of approximately $1.8 million, $2.3 million and $1.4 million during fiscal year 2002, transition year 2001 and fiscal year 2001, respectively.

      In connection with certain Riverstone subsidiary stock option grants to employees, the Company recorded approximately $11.1 million of unearned stock-based compensation for the excess of the deemed fair market value over the exercise price at date of grant during fiscal year 2001. Prior to the Riverstone distribution, the compensation expense had been recognized over the options' vesting period of four years. As a result of these grants, the Company recorded stock-based compensation expense in discontinued operations of $0.7 million and $1.4 million for transition year 2001 and fiscal year 2001, respectively.

      Stock-based compensation expense related to stock options granted to consultants is recognized in accordance with EITF No. 96-18. The fair value of the stock options granted is calculated at each reporting date using the Black-Scholes option pricing model. The Company believes that the fair value of the stock options are more reliably measurable than the fair value of the services rendered. As a result of these grants, the Company recorded stock-based compensation expense in discontinued operations of $2.1 million during fiscal year 2001 related to stock options granted to consultants.

      In connection with the transformation events of August 6, 2001, the portion of each option (an "Applicable Cabletron Option") to purchase common stock of Cabletron that was held by an employee (other than the employees of Aprisma and certain other individuals) that would have vested after February 28, 2002 was cancelled and the portion of the option that was scheduled to vest prior to that date (assuming a quarterly vesting schedule for those options scheduled to vest yearly) was accelerated. The Applicable Cabletron Options expired on November 6, 2001. The Company recorded a net $24.5 million non-cash stock-based compensation charge related to the acceleration of these options.

      On August 6, 2001, each employee who held options, taking into account the acceleration described above, to purchase Cabletron's common stock received an option to purchase 0.5131 shares of Riverstone common stock (the "Rainbow Awards") for each share of Cabletron common stock subject to their options. The exercise price of the options to purchase the Company's stock were adjusted, and the exercise price of the Rainbow Awards established, to preserve as closely as possible, without increasing, the intrinsic value and without decreasing the ratio of the exercise price to market value that existed in the Cabletron option prior to the distribution.

      The Replacement Options and the Rainbow Awards described previously were granted, and the options adjusted, in accordance with the guidance set forth in FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25," regarding equity restructuring.

21. COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

      Described below are material legal proceedings in which the Company is involved:

      Securities Class Action in the District of Rhode Island. Between October 24, 1997 and March 2, 1998, nine shareholder class action lawsuits were filed against the Company and certain of its officers and directors in the United States District Court for the District of New Hampshire. By order dated March 3, 1998 these lawsuits, which are similar in material respects, were consolidated into one class action lawsuit, captioned In re Cabletron Systems, Inc. Securities Litigation (C.A. No. 97-542-SD). The case has been assigned to a judge of the District of Rhode Island sitting by designation in the District of New Hampshire. The complaint alleges that the Company and several of its officers and directors disseminated materially false and misleading information about the Company's operations and acted in violation of Section 10(b) and Rule 10b-5 of the Exchange Act during the period between March 3, 1997 and December 2, 1997. The complaint further alleges that certain officers and directors profited from the dissemination of such misleading information by selling shares of the Company's common stock during this period. The complaint does not specify the amount of damages sought on behalf of the class. In a ruling dated May 23, 2001, the district court dismissed this complaint with prejudice. The plaintiffs appealed that ruling to the First Circuit Court of Appeals, and, in a ruling issued on November 12, 2002, the Court of Appeals reversed and remanded the case to the District Court for further proceedings. On January 17, 2003, the defendants filed an answer denying all material allegations of the complaint. If plaintiffs prevail on the merits of the case, the Company could be required to pay substantial damages.

      Securities Class Action in the District of New Hampshire. Between February 7 and April 9, 2002, six class action lawsuits were filed in the United States District Court for the District of New Hampshire. Defendants are the Company, former chairman and chief executive officer Enrique Fiallo and former chief financial officer Robert Gagalis. By orders dated August 2, 2002 and September 25, 2002, these lawsuits, which are similar in material respects were consolidated into one class action lawsuit, captioned In re Enterasys Networks, Inc. Securities Litigation (C.A. No. 02-CV-71). On December 9, 2002, the plaintiffs filed an amended consolidated complaint, adding two additional defendants, Piyush Patel, former chief executive officer of Cabletron Systems, Inc. ("Cabletron") and David Kirkpatrick, former chief financial officer of Cabletron. The amended complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 there under. Specifically, plaintiffs allege that during periods spanning from June 28, 2000 and August 3, 2001 and in the period between August 6, 2001 and February 1, 2002, defendants issued materially false and misleading financial statements and press releases that overstated the Company's revenues, income, and cash, and understated the Company's net losses, because the Company purportedly recognized revenue in violation of Generally Accepted Accounting Principles ("GAAP") and the Company's own accounting policies in connection with various sales and/or investment transactions. The complaints seek unspecified compensatory damages in favor of the plaintiffs and the other members of the purported class against all of the defendants, jointly and severally as well as fees, costs and interest and unspecified equitable relief. On February 10, 2003, the Company filed a motion to dismiss the amended complaint. If plaintiffs prevail on the merits of the case, the Company could be required to pay substantial damages.

      Shareholder Derivative Action in State of New Hampshire. On February 22, 2002, a shareholder derivative action was filed on the Company's behalf in the Superior Court of Rockingham County, State of New Hampshire. The suit is captioned Nemes v. Fiallo, et al. Individual defendants are former chairman and chief executive officer Fiallo and certain members of the Company's Board of Directors. Plaintiffs allege that the individual defendants breached their fiduciary duty to shareholders by causing or allowing the Company to conduct its business in an unsafe, imprudent, and unlawful manner and failing to implement and maintain an adequate internal accounting control system. Plaintiffs allege that this breach caused the Company to improperly recognize revenue in violation of GAAP and the Company's own accounting policies in connection with transactions in its Asia Pacific region, and that this alleged wrongdoing resulted in damages to the Company. Plaintiffs seek unspecified compensatory damages. On October 7, 2002, the Superior Court approved the parties joint stipulation to stay proceedings.

      Shareholder Derivative Action in State of Delaware. On April 16, 2002, a shareholder derivative action was filed in the Court of Chancery of the State of Delaware in and for New Castle County on behalf of the Company. It is captioned, Meisner v. Enterasys Networks, Inc., et al. Individual defendants are former chairman and chief executive officer Fiallo and members of the Company's Board of Directors. Plaintiffs allege that the individual defendants permitted wrongful business practices to occur which had the effect of manipulating revenues and earnings, inadequately supervised the Company's employees and managers, and failed to institute legal actions against those officers, directors and employees responsible for the alleged conduct. The complaint alleges counts for breach of fiduciary duty, misappropriation of confidential information for personal profit, and contribution and indemnification. Plaintiffs seek judgment directing defendants to account to the Company for all damages sustained by the Company by reason of the alleged conduct, return all compensation of whatever kind paid to them by the Company, pay interest on the damages as well as costs of the action. On July 11, 2002, the individual defendants filed a motion to dismiss the complaint. The plaintiff has not yet filed a responsive brief with respect to this motion.

      The Company cannot predict the outcome of these lawsuits at this time, and there can be no assurance that the litigation will not have a material adverse impact on its financial condition or results of operations.

      Other. In addition, the Company is involved in various other legal proceedings and claims arising in the ordinary course of business. The Company's management believes that the disposition of these additional matters, individually or in the aggregate, is not expected to have a materially adverse effect on the Company's financial condition or results of operations.


OTHER COMMITMENTS AND CONTINGENCIES

      The Company leases office facilities under non-cancelable operating leases expiring through the year 2018. Some of the leases provide for rent increases based on the consumer price index and increases in real estate taxes. Rent expense associated with operating leases was $14.5 million, $12.7 million, and $11.8 million for fiscal year 2002, transition year 2001 and fiscal year 2001, respectively. Total future minimum lease payments under all non-cancelable operating leases that the Company has initial or remaining noncancelable lease terms in excess of one year at December 28, 2002 were $12.9 million, $11.1 million, $9.4 million, $6.8 million, $5.2 million, and $8.2 million for fiscal years 2003, 2004, 2005, 2006, 2007, and for all years thereafter, respectively.

      In addition, the Company has guaranteed a portion of Aprisma's lease obligations and related maintenance and management fees through 2012. This guarantee currently is in the amount of $4.0 million and automatically reduces to $3.0 million on February 1, 2009, to $2.0 million on February 1, 2010 and to $1.0 million on February 1, 2011 and terminates on February 1, 2012. The Company estimates the fair value of the guarantee to be between $2.0 million and $4.0 million based on current market rates for similar property. The Company is indemnified for up to $3.5 million in losses it may incur in connection with this guarantee. The Company has pledged $4.4 million to secure this lease. See
Note 4 for further discussion.

      In some instances prior to fiscal year 2002, customers of the Company received financing for the purchase of equipment from third party leasing organizations; and the Company guaranteed the payments of those customers. Most of these guarantees related to the sale of Riverstone equipment. During fiscal year 2002, transition year 2001, and fiscal year 2001, the Company made payments of $5.1 million, $28.8 million, and $0.8 million, respectively, related to these guarantees. As of December 28, 2002, the Company had remaining guarantees associated with these lease obligations of approximately $4.3 million for which the Company has fully reserved in accrued expenses. The estimated fair value of this guarantee approximates the face value of the guarantee. The Company has $4.4 million pledged to secure letters of credit for some of these leases. See
Note 4 for further discussion.

      At December 28, 2002, the Company had non-cancelable purchase commitments of approximately $20.1 million with its contract manufacturers. Approximately $11.7 million of the non-cancelable purchase commitments were with Flextronics and $5.2 million with Accton.

      During fiscal year 2002, the Company incurred legal and forensic accounting fees of approximately $21.0 million for services rendered in connection with the SEC investigation into the Company's financial accounting and reporting practices, the subsequent restatement of the Company's fiscal year 2001 and transition year 2001 financial statements, and the various shareholder lawsuits discussed above. The Company has not received a determination as to whether and to what extent costs incurred to date are reimbursable under its insurance coverage. These costs are being expensed as they are incurred.

      The Company committed to make up to $20 million of additional capital contributions to a venture capital fund in which it is already an investor. In the event of future capital calls, the Company could be required to fund some or all of this commitment. If the Company fails to make a required contribution, then the Company's existing investment with a carrying value of $2.2 million at December 28, 2002 would be significantly diluted. The fund has not indicated that it expects to issue a material capital call in the near future.

22. 401(K) PLAN

      The Company's eligible employees may participate in the Enterasys Networks, Inc. 401(k) Plan (the "401(k) Plan") which provides retirement benefits to the eligible employees of participating employers. As allowed under
Section 401(k) of the Internal Revenue Code, the 401(k) Plan provides tax-deferred salary deductions for eligible employees. Participants may elect to contribute from 1% to 18% of their annual compensation to the 401(k) Plan each year, limited to a maximum annual amount as set periodically by the Internal Revenue Service. In addition, unless determined otherwise by the Company's Board of Directors, the 401(k) Plan provides for a basic matching contribution each quarter on behalf of each eligible participant equal to the lesser of $250 or 50% of the participant's elective contributions for the quarter. The 401(k) Plan also provides for a quarterly supplemental matching contribution equal to the lesser of $250 or 5% of the participant's elective contributions if the Company's performance meets a specified threshold. The 401(k) Plan also provides for make-up matching contributions to address specified circumstances where fluctuations in a participant's level of deferrals result in lower basic or supplemental matching contributions than would be the case with a level rate of deferrals. Employees become vested in the matching contributions according to a one-year vesting schedule based on initial date of hire. The Company's expenses related to matching contributions to the 401(k) Plan for fiscal year 2002, transition year 2001 and fiscal year 2001 were approximately $0.8 million, $0.9 million, and $0.9 million, respectively.

23. RELATED PARTY TRANSACTIONS

INVESTMENTS

      The Company has minority investments in debt and equity securities of certain companies. The Company does not have a controlling interest in these entities. In certain instances during transition year 2001 and fiscal year 2001, the Company recognized revenue in connection with investments where it received equity instruments in exchange for products sold. Revenue recognized from sales to investee companies were cash transactions with normal terms and conditions. Revenue recognized from investee transactions was as follows:

                                         YEAR ENDED        TEN MONTHS ENDED    YEAR ENDED
(IN THOUSANDS)                        DECEMBER 28, 2002    DECEMBER 29, 2001   MARCH 3, 2001
                                      -----------------    -----------------   -------------
Revenue recognized in connection
  with investments .............            $    --            $ 6,988            $ 1,435
Revenue recognized from sales to
  investee companies ...........              9,217             40,196             38,619
                                            -------            -------            -------
  Total revenue recognized from
     investee transactions .....            $ 9,217            $47,184            $40,054
                                            =======            =======            =======

SEVERANCE

      In connection with the merger of the Enterasys Subsidiary into the Company on August 6, 2001, senior Cabletron management resigned their executive positions, and the Company made lump-sum severance payments to them of approximately $2.4 million.

      In connection with the resignations of senior Enterasys management in April 2002, the Company agreed to make $1.0 million of severance payments over the twelve-month period beginning in April 2002. In addition, one senior executive received a lump sum payment of $0.2 million during fiscal year 2002. In connection with the resignation of a senior Enterasys executive in November 2002, the Company agreed to make $0.3 million of severance payments over the twelve-month period beginning in November 2002.

CONSULTING ARRANGEMENTS

      In connection with the senior management resignations in September 2001, the Company entered into consulting arrangements with two former members of senior Cabletron management to provide strategic advice and assistance to the Company for a period of one year. The Company paid consulting fees of $0.2 million in both fiscal year 2002 and transition year 2001. These arrangements ended in September 2002.

INDEBTEDNESS

      On April 12, 2000, the Company entered into a promissory note with Mr. Romulus Pereira, the President and Chief Executive Officer of Riverstone in the amount of $0.4 million to be applied to the payment of certain taxes owed by Mr. Pereira with respect to the Company's shares that he received in connection with the Company's acquisition of Yago Systems, Inc. The note with interest at the rate of 6.46% per annum was forgiven in April 2002.

      On August 23, 1999, the Company entered into an interest-free promissory note with Mr. Enrique Fiallo, former Chief Executive Officer of the Company, in the amount of $0.1 million. The outstanding principal balance on the note of $0.1 million was forgiven by the Company in connection with Mr. Fiallo's resignation and termination of employment in April 2002.

      On January 1, 2000, the Company entered into interest-free promissory notes with each of Messrs. Fiallo and Eric Jaeger, former Executive Vice-President of the Company, each for the principal amount of $0.1 million. The Company entered into a similar promissory note with Mr. David Kirkpatrick, former Chief Financial Officer and Chief Operating Officer of the Company, on June 15, 2000. Pursuant to the terms of the notes, the Company forgave 25% of the original principal balance of the notes on January 1, 2001 for Messrs. Fiallo and Jaeger and on February 28, 2001 for Mr. Kirkpatrick. In connection with the merger of the Enterasys Subsidiary into the Company, on August 6, 2001, the Company forgave the remaining original principal balance of the notes of $0.1 million issued by each of Messrs. Fiallo, Jaeger and Kirkpatrick.

      On April 12, 2000, the Company entered into a promissory note with Mr. Piyush Patel, former Chief Executive Officer and President of the Company, in the principal amount of $0.4 million bearing interest at a rate of 6.46% per year. The proceeds of the note were to be applied to the payment of taxes owed by Mr. Patel relating to the shares of the Company he received in connection with the Company's acquisition of Yago Systems in 1998. On August 6, 2001, the Company forgave the outstanding principal and all accrued interest on the note of $0.4 million.

      On June 1, 2000, the Company entered into a promissory note with Mr. Kirkpatrick for the principal amount of $0.2 million bearing interest at a rate of 8% per year. The outstanding principal balance and all accrued interest on the note of $0.2 million was forgiven by the Company in connection with Mr. Kirkpatrick's resignation and termination of employment in April 2002.

      On September 6, 2001, the Company entered into an interest-free promissory note with Mr. James Riddle, former Executive Vice-President of the Company, for the principal amount of $0.1 million. The outstanding principal balance on the note of $0.1 million was forgiven by the Company in connection with Mr. Riddle's resignation and termination of employment in April 2002.

TRANSACTIONS WITH RIVERSTONE

      On February 16, 2001, Riverstone completed the initial public offering of
10.0 million shares of its common stock at $12 per share, which was in excess of its book value; and the Company's net investment in Riverstone increased. Prior to the offering, Riverstone was a wholly owned subsidiary of the Company. The increase was recorded as additional paid-in capital. The Company did not recognize gains on issuance of Riverstone stock because the planned spin-off was not expected to result in the realization of a gain by the Company. Net proceeds from the offering totaled $108.8 million and were raised for general working capital purposes. After Riverstone's registration statement relating to the initial public offering had been declared effective, the Strategic Investors exercised stock purchase rights requiring Riverstone to issue 5.4 million shares of its common stock. Riverstone received net proceeds of approximately $46.6 million from the purchase rights exercise. The Company continued to own approximately 85 percent of Riverstone subsequent to the initial public offering and the exercise of the stock purchase rights by the Strategic Investors until August 6, 2001, when the Company distributed its shares of Riverstone common stock to its stockholders.

      The Company and Riverstone are parties to a tax sharing agreement, whereby each entity, for the period of their parent-subsidiary ownership, will reimburse or seek reimbursement from the other for the tax consequences for incremental income or expenses resulting from the filing of amended tax returns. Additionally, the Company and Riverstone are parties to an Asset Contribution Agreement pursuant to which Riverstone is obligated to assume and satisfy liabilities of the Company relating primarily to the business or assets of Riverstone, to the extent that such obligations were not previously assumed by Riverstone. As of August 6, 2001, Riverstone discontinued the use of corporate and other infrastructure services that the Company had previously provided in accordance with a transitional services agreement.

      In accordance with the terms of a commercial agreement with Riverstone, during fiscal year 2001 the Company paid referral fees to Riverstone of $2.9 million. This amount reflects Riverstone's commission for sales of Company products to Riverstone customers and has been recorded in selling, general and administrative expenses. There were no referral fees paid to Riverstone during fiscal year 2002 and transition year 2001. Upon completion of the August 6, 2001 tax-free spin-off transaction, the Company no longer sells product through Riverstone.

24.  SUBSEQUENT EVENTS

      REDEMPTION OF SERIES D AND E PREFERRED STOCK

      On February 21, 2003, the holders of the Company's Series D and E Preferred Stock notified the Company of their intention to exercise their right to redeem these shares effective as of February 23, 2003. On March 3, 2003, the Company redeemed all of these shares for approximately $98.6 million in cash.

      SETTLEMENT OF SEC INVESTIGATION

      After the close of business on January 31, 2002, the SEC notified the Company that it had issued a "Formal Order of Private Investigation" relating to the Company's financial accounting and reporting practices. The Company cooperated fully with the SEC during the investigation, and in February 2003, the Company reached a settlement of the SEC investigation. Without admitting or denying any allegations, the Company consented to an administrative order pursuant to which it agreed to cease and desist from future violations of the Securities Exchange Act of 1934. In addition, the Company agreed to appoint, and did appoint in October 2002, an internal auditor reporting directly to the Audit Committee of the Board of Directors of the Company. No fines or civil penalties were imposed in connection with the settlement, and the settlement did not require any changes to the Company's historical financial statements which were restated in the Company's Form 10-K for the transition period ended December 29, 2001 filed with the SEC on November 26, 2002.

25. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                            YEAR ENDED DECEMBER 28, 2002
                                                    ------------------------------------------------------------------------------
                                                     FIRST QUARTER    SECOND QUARTER    THIRD QUARTER        FOURTH QUARTER
                                                        ENDED             ENDED            ENDED                 ENDED
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)            MARCH 30, 2002    JUNE 29, 2002    SEPTEMBER 28, 2002    DECEMBER 28, 2002 (1)
                                                    --------------    -------------    ------------------    ---------------------
Net revenue .................................         $ 120,766         $ 120,062           $ 122,731          $ 121,238
Gross margin ................................         $  48,320         $  60,121           $  59,059          $  42,295
Loss from continuing operations available to
   common shareholders ......................         $  (1,996)        $ (51,437)          $ (31,464)         $ (30,611)
Loss from discontinued operations ...........         $ (11,700)        $      --           $      --          $      --
Net loss available to common shareholders ...         $ (13,696)        $ (51,437)          $ (31,464)         $ (30,611)
Basic and diluted loss per common share:
Loss from continuing operations available to
  common shareholders .......................         $   (0.01)        $   (0.25)          $   (0.16)         $   (0.15)
Discontinued operations .....................         $   (0.06)        $      --           $      --          $      --
Net loss available to common shareholders ...         $   (0.07)        $   (0.25)          $   (0.16)         $   (0.15)

                                                                         TEN MONTHS ENDED DECEMBER 29, 2001
                                                    -------------------------------------------------------------------------------
                                                                                                THIRD QUARTER       FOURTH QUARTER
                                                    FIRST QUARTER      SECOND QUARTER              ENDED                ENDED
                                                       ENDED               ENDED                SEPTEMBER 29,         DECEMBER 29,
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)            JUNE 2, 2001(6)   SEPTEMBER 1, 2001(6)      2001(2)(3)(6)         2001(4)(6)
                                                    ---------------   --------------------      -------------       --------------
Net revenue .................................         $ 181,650            $ 150,816             $  65,268             $ 139,253
Gross margin ................................         $  87,913            $  50,983             $ (39,271)            $   7,305
Loss from continuing operations available to
   common shareholders ......................         $     473            $(157,438)            $(255,911)            $(319,280)
Loss from discontinued operations ...........         $ (11,112)           $ (84,560)            $ (76,058)            $  (4,004)
Net loss available to common shareholders (5)         $  (2,898)           $(241,998)            $(331,969)            $(318,334)
Basic and diluted loss per common share:
Loss from continuing operations available to
   common shareholders ......................         $      --            $   (0.83)            $   (1.33)            $   (1.65)
Discontinued operations .....................         $   (0.06)           $   (0.44)            $   (0.40)            $   (0.02)
Net loss available to common shareholders (5)         $   (0.02)           $   (1.27)            $   (1.73)            $   (1.65)

(1) The fourth quarter of fiscal year 2002 included a provision for excess and obsolete inventory of $17.6 million that principally related to customer returns, increased reserves for customer evaluation units and service inventory and a reserve for the carrying value of inventory held by certain cash-basis partners in Asia Pacific.

(2) The results of operations for the three months ended September 29, 2001 above differ from the results of operations as originally reported in Footnote 30, "Quarterly Financial Data," of the Company's Transition Report on Form 10-K for the transition year ended December 29, 2001. The amounts as originally reported for the three months ended September 29, 2001 did not include the restatement adjustments for the months of July and August 2001, as well as adjustments for the September 2001 activity of Aprisma. This presentation results from the change in the fiscal year-end as described in Note 2. These changes did not impact the previously reported results of operations for the first and second quarters of transition year 2001 or for the transition year 2001.

(3) Both of the quarters ended September 1, 2001 and September 29, 2001 include the months of July 2001 and August 2001 as a result of the Company's change in fiscal year-end from the Saturday closest to the last day in February to the Saturday closest to the last day in December. The consolidated results of operations for July and August 2001 are summarized as follows: net revenue of $142.4 million; gross margin of $62.8 million; loss from continuing operations available to common shareholders of $106.7 million; loss from discontinued operations of $73.8 million and net loss available to common shareholders of $180.6 million.

(4) Significant items during the fourth quarter ended December 29, 2001 included the following: provisions for excess and obsolete inventory of $30.5 million; valuation provision for deferred taxes of $82.3 million; and impairment of intangible assets of $104.1 million.

(5) Included in the net loss available to common shareholders is the cumulative effect of an accounting change. In the first quarter the effect totaled $7.7 million, or $0.04 per share. In the fourth quarter, the tax effect of the change was reversed due to a net loss for the ten months ended December 29, 2001. This reversal lowered the net loss $4.9 million, or $0.03 per share.

(6) Certain marketing development costs paid to resellers have been reclassified for transition year 2001 to comply with EITF No. 00-25, as further defined in EITF 01-9, which the Company adopted in the first quarter of fiscal year 2002. Net revenue was reduced by $3.4 million, $6.1 million, $13.3 million and $4.5 million, and gross margin was reduced by $1.6 million, $2.9 million, $3.6 million and $1.6 million for the quarters ended June 2, 2001, September 1, 2001, September 29, 2001 and December 29, 2001, respectively. This reclassification had no impact on loss from continuing operations available to common shareholders and net loss available to common shareholders in total or on a per-share basis.

                            ENTERASYS NETWORKS, INC.
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                   FOR THE THREE YEARS ENDED DECEMBER 28, 2002

                                                                          ADDITIONS
                                       BALANCE AT        ADDITIONS        CHARGED TO            AMOUNTS             BALANCE AT
                                       BEGINNING        CHARGED TO         OTHER                WRITTEN             THE END OF
(IN THOUSANDS)                         OF PERIOD         EXPENSE          ACCOUNTS                OFF                 PERIOD
                                       ---------         -------          ----------           ----------           -----------
Allowance for doubtful accounts
December 28, 2002 .............        $  32,569        $   1,630         $     154            $ (15,103)           $  19,250
December 29, 2001 .............        $  24,784        $  12,523         $      --            $  (4,738)           $  32,569
March 3, 2001 .................        $  18,311        $  17,788         $      --            $ (11,315)           $  24,784

Inventory reserves
December 28, 2002 .............        $  82,278        $  17,885         $  (1,112)           $ (61,362)           $  37,689
December 29, 2001 .............        $  42,257        $  72,888         $      --            $ (32,867)           $  82,278
March 3, 2001 .................        $  79,894        $  44,686         $      --            $ (82,323)           $  42,257

Notes receivable valuation
  allowance
December 28, 2002 .............        $  36,125        $  (2,500)        $      --            $      --            $  33,625
December 29, 2001 .............        $  30,000        $   6,125         $      --            $      --            $  36,125
March 3, 2001 .................        $      --        $  30,000         $      --            $      --            $  30,000

Deferred tax valuation
  allowance
December 28, 2002 .............        $ 452,052        $  19,828         $      --            $(113,401)(a)        $ 358,479
December 29, 2001 .............        $ 230,717        $ 259,963         $  19,771(b)         $ (58,399)(c)        $ 452,052
March 3, 2001 .................        $  26,672        $ 173,215         $  30,830(d)         $      --            $ 230,717

----------
(a) Realization of deferred tax assets for which a valuation allowance had previously been provided.

(b)   Represents amounts for unbenefited stock compensation.

(c) Represents amounts attributable to the distribution of shares of a former subsidiary.

(d) Represents amounts for unbenefited stock compensation and acquired losses.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders of Enterasys Networks, Inc.:

Under date of March 25, 2003, we reported on the consolidated balance sheets of Enterasys Networks, Inc. and subsidiaries as of December 28, 2002 and December 29, 2001, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders' equity, and cash flows for the year ended December 28, 2002, for the ten-month period ended December 29, 2001, and for the year ended March 3, 2001. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedule as listed in Item 14(a)2 of this Form 10-K. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

In our opinion, the consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Our audit report on the Company's consolidated financial statements referred to above indicates that, effective December 30, 2001, the Company changed its method of accounting for goodwill and other intangibles. Our audit report also indicates that, effective March 4, 2001, the Company changed its method of accounting for derivative financial instruments and hedging activities.


/s/ KPMG LLP
Boston, Massachusetts
March 25, 2003