Form 10-Q
period 2003-03-29
ENTERASYS NETWORKS INC /DE/
filed 2003-05-09
CIK 846909

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 29, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-10228

Enterasys Networks, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-2797263 (I.R.S. Employer Identification No.)

50 Minuteman Road

Andover, Massachusetts 01810

(978) 684-1000

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 in the Exchange Act) Yes ☒ No ☐

     As of May 6, 2003, there were 203,127,394 shares of the Enterasys common stock, $0.01 par value, outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ENTERASYS NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 29,	December 28,
	2003	2002

	(In thousands, except share
	and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$111,514	$136,193
Marketable securities	33,762	82,853
Accounts receivable, net	39,433	41,683
Inventories, net	41,872	44,552
Income tax receivable	6,407	31,916
Notes receivable	3,077	2,500
Prepaid expenses and other current assets	19,482	20,692

Total current assets	255,547	360,389
Restricted cash, cash equivalents and marketable securities	24,630	24,450
Long-term marketable securities	66,653	69,766
Investments	38,520	39,135
Property, plant and equipment, net	42,567	47,407
Goodwill	15,129	15,129
Intangible assets, net	20,027	21,764

Total assets	$463,073	$578,040

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,252	$47,589
Accrued compensation and benefits	33,327	30,909
Other accrued expenses	46,264	50,477
Deferred revenue	53,511	55,982
Customer advances and billings in excess of revenues	10,830	7,398
Income taxes payable	46,941	44,935
Current portion of redeemable convertible preferred stock	—	94,800

Total current liabilities	228,125	332,090

Commitments and contingencies

Stockholders’ equity:
Series F preferred stock, $1.00 par value; 300,000 shares designated; none outstanding	—	—
Undesignated preferred stock, $1.00 par value; 1,610,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value; 450,000,000 shares authorized; 206,088,203 and 204,940,728 shares issued at March 29, 2003 and December 28, 2002, respectively	2,061	2,049
Additional paid-in capital	1,178,193	1,176,843
Accumulated deficit	(889,892)	(875,407)
Unearned stock-based compensation	(83)	(158)
Treasury stock, at cost; 3,053,201 common shares at March 29, 2003 and December 28, 2002	(64,890)	(64,890)
Accumulated other comprehensive income	9,559	7,513

Total stockholders’ equity	234,948	245,950

Total liabilities and stockholders’ equity	$463,073	$578,040

See accompanying notes to consolidated financial statements.

ENTERASYS NETWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended

	March 29,	March 30,
	2003	2002

	(In thousands, except
	per share amounts)
Net revenue:
Product	$74,461	$85,025
Services	29,996	35,741

Total revenue	104,457	120,766

Cost of revenue:
Product	41,537	62,764
Services	9,970	9,682

Total cost of revenue	51,507	72,446

Gross margin	52,950	48,320
Operating expenses:
Research and development (a)	19,967	25,537
Selling, general and administrative	44,668	65,628
Amortization of intangible assets	1,737	2,177
Stock-based compensation	74	1,021

Total operating expenses	66,446	94,363

Loss from operations	(13,496)	(46,043)
Interest income, net	1,661	1,958
Other income (expense), net	291	(15,780)

Loss from continuing operations before income taxes	(11,544)	(59,865)
Income tax expense (benefit)	749	(61,039)

Income (loss) from continuing operations	(12,293)	1,174
Discontinued operations:
Loss on disposal (net of tax benefit of $0)	—	(11,700)

Loss from discontinued operations	—	(11,700)
Net loss	(12,293)	(10,526)
Accretive dividend and accretion of discount on preferred shares	(2,192)	(3,170)

Net loss available to common shareholders	$(14,485)	$(13,696)

Basic and diluted loss per common share:
Loss from continuing operations available to common shareholders	$(0.07)	$(0.01)
Loss from discontinued operations	—	(0.06)

Net loss available to common shareholders	$(0.07)	$(0.07)

Weighted average number of basic and diluted common shares outstanding	202,196	200,742

(a)	Excludes non-cash, stock-based compensation expense.

See accompanying notes to consolidated financial statements.

ENTERASYS NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended

	March 29, 2003	March 30, 2002

	(In thousands)
Cash flows from operating activities:
Net loss	$(12,293)	$(10,526)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss from discontinued operations	—	11,700
Depreciation and amortization	7,707	11,225
Provision for losses (recoveries) on accounts receivable	(1,310)	(1,585)
Provision for excess and obsolete inventory	1,936	—
Recovery of notes receivable	(2,450)	—
Stock-based compensation	74	1,021
Net realized gain on sale of marketable securities	(126)	—
Loss on investment write-downs	182	424
Unrealized (gain) loss on Riverstone stock derivative	(178)	14,706
Other	—	(842)
Changes in current assets and liabilities:
Accounts receivable	4,080	19,462
Inventories	1,146	5,327
Prepaid expenses and other assets	1,828	(2,996)
Accounts payable and accrued expenses	(11,583)	(13,784)
Customer advances and billings in excess of revenues	3,432	(40,900)
Deferred revenue	(2,071)	(1,640)
Income taxes payable, net	27,523	(60,517)

Net cash provided by (used in) operating activities	17,897	(68,925)

Cash flows from investing activities:
Capital expenditures	(2,380)	(9,186)
Proceeds from sale of building	625	—
Proceeds from sale of minority investments	433	947
Cash paid for minority investments	—	(1,677)
Purchase of marketable securities	(16,887)	(49,058)
Sales and maturities of marketable securities	68,698	64,582

Net cash provided by investing activities	50,489	5,608

Cash flows from financing activities:
Proceeds from common stock issued pursuant to employee stock purchase plans	826	—
Net payments for redemption of Series D and E Preferred Stock	(97,138)	—
Payments from notes receivable	2,500	14,000
Proceeds from exercise of stock options and warrants	536	3,506

Net cash (used in) provided by financing activities	(93,276)	17,506

Cash flows related to discontinued operations	—	23,115

Effect of exchange rate changes on cash	211	43

Net decrease in cash and cash equivalents	(24,679)	(22,653)
Cash and cash equivalents at beginning of period	136,193	114,800

Cash and cash equivalents at end of period	$111,514	$92,147

Supplemental disclosure of cash flow information:
Cash refunds received for income taxes, net	$25,765	$530
Non-cash investing and financing transactions:
Accretive dividend and accretion of discount on preferred shares	$2,192	$3,170
Note receivable from sale of building	$625	$—

See accompanying notes to consolidated financial statements.

ENTERASYS NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Basis of Presentation

     The accompanying unaudited consolidated financial statements of Enterasys Networks, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Article 2 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include normal recurring adjustments except as disclosed herein) necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year. The accompanying financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002.

2. Accounting Policies

Principles of Consolidation

     The consolidated financial statements include the accounts of Enterasys Networks, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include assessing the fair value of acquired assets, the amount and timing of revenue recognition, the collectibility of accounts and notes receivable, the valuation of fair value investments, the use and recoverability of inventory and tangible and intangible assets, and the amounts of incentive compensation liabilities and certain accrued employee benefits, accrued restructuring charges, litigation liabilities and contingencies, among others. The Company bases its estimates on historical experience, current conditions and various other assumptions that are believed to be reasonable under the circumstances. The markets for the Company’s products are characterized by rapid technological development, intense competition and frequent new product introductions, all of which could affect the future realizability of the Company’s assets. Estimates and assumptions are reviewed on an on-going basis and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Actual results could differ from those estimates under different assumptions or conditions.

Stock-Based Compensation Plans

     The Company accounts for its stock-based employee compensation plans using the intrinsic method under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” to stock-based employee compensation:

	Three months ended

	March 29, 2003	March 30, 2002

	(In thousands, except per share amounts)
Net loss available to common shareholders, as reported	$(14,485)	$(13,696)
Add: Total stock-based employee compensation expense determined under fair-value-based method for the employee stock option awards and the employee stock purchase plans, net of related tax benefits	(5,191)	(8,475)

Pro forma net loss available to common shareholders	$(19,676)	$(22,171)

Basic and diluted loss per share:
As reported	$(0.07)	$(0.07)
Pro forma	$(0.10)	$(0.11)

     The pro forma information above is required by SFAS No. 123, as amended by SFAS No. 148, and has been prepared as if the Company had accounted for its employee stock options (including shares issued under the Employee Stock Purchase Plan) granted subsequent to December 31, 1994 under the fair value method of that statement. The fair value of each Company option grant was estimated on the date of grant using the Black-Scholes option pricing model, with the following weighted-average assumptions used for grants:

	Three months ended

	March 29, 2003	March 30, 2002

Employee stock options:
Risk-free interest rate	2.86%	2.79%
Expected option life	5.44 years	5.40 years
Expected volatility	111.17%	113.28%
Expected dividend yield	0.0%	0.0%
Employee stock purchase plan shares:
Risk-free interest rate	1.15%	1.23%
Expected option life	6 months	6 months
Expected volatility	112.23%	98.11%
Expected dividend yield	0.0%	0.0%

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

New Accounting Pronouncements

     In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires recognition of an asset retirement obligation as a liability rather than a contra-asset. SFAS No. 143 is effective for the Company’s fiscal year which began December 29, 2002. The adoption of SFAS No. 143 did not have a material impact on the Company’s consolidated financial statements.

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145, among other things, rescinds SFAS No. 4, which required all gains and losses from the extinguishment of debt to be classified as extraordinary items, and amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This statement is effective for the Company’s fiscal year which began December 29, 2002. The adoption of SFAS No. 145 did not have a material impact on the Company’s consolidated financial statements.

     In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires companies to recognize costs associated with exit or disposal activities when a liability is incurred rather than at the date of a commitment to an exit or disposal plan. This statement is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on the Company’s consolidated financial statements.

     In November 2002, the FASB issued interpretation No. 45 (“FIN No. 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others.” FIN No. 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN No. 45 requires disclosures about the guarantees that an entity has issued, including a roll-forward of the entity’s product warranty liabilities. The Company’s warranty experience has not been significant. The Company adopted the annual disclosure provisions of FIN No. 45 at December 28, 2002. The Company adopted the provisions for initial recognition and measurement and interim disclosures during the first quarter of fiscal year 2003. The adoption of FIN No. 45 did not have a material impact on the Company’s consolidated financial statements.

     In November 2002, the FASB issued EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables,” which provides guidance on how to account for revenue arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of this EITF are effective for revenue arrangements entered into beginning in the Company’s third quarter of fiscal year 2003. The Company is currently evaluating the impact the adoption will have on its consolidated financial statements.

     In January 2003, the FASB issued Interpretation No. 46 (“FIN No. 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 25, 2003. The Company has no variable interest entities at this time and as such, the adoption of FIN No. 46 will not have an effect on the consolidated financial statements.

Reclassifications

     Certain prior period balances have been reclassified to conform to the current period presentation.

3. Accounts Receivable

     Accounts receivable were as follows:

	March 29 2003	December 28, 2002

	(In thousands)
Gross accounts receivable	$53,618	$60,933
Allowance for doubtful accounts	(14,185)	(19,250)

Accounts receivable, net	$39,433	$41,683

     The Company defers revenue on product shipments to certain stocking distributors until those distributors have sold the product to their customer. At March 29, 2003 and December 28, 2002, $24.1 million and $21.4 million, respectively, of product shipments to distributors had been billed and revenue had not been recognized, of which $7.2 million and $3.8 million, respectively, was paid and is included in customer advances and billings in excess of revenues. The balance of $16.9 million and $17.6 million, respectively, was unpaid and is recorded as an offset to gross accounts receivable.

4. Inventories, net

     Inventories, net, consisted of the following:

	March 29, 2003	December 28, 2002

	(In thousands)
Raw materials	$2,568	$2,454
Finished goods	39,304	42,098

Inventories, net	$41,872	$44,552

5. Income Taxes

     For the first quarter of fiscal year 2003, the Company incurred net tax expense of $0.7 million due to certain foreign and state activities. For the first quarter of fiscal year 2002, the Company recorded net income tax benefits of $61.0 million due primarily to the tax loss carry back benefits associated with the passage of the Job Creation and Worker Assistance Act of 2002, whereby the allowable period to carry back net operating losses was increased from two to five years. The Company established an income tax receivable during fiscal year 2002 to reflect the refunds anticipated as a result of the Job Creation and Workers Assistance Act of 2002. The Company received net tax refunds during the first quarter of fiscal year 2003 of approximately $25.8 million, of which $25.5 million related to the Job Creation and Workers Assistance Act of 2002. As of March 29, 2003, the Company had an income tax receivable of approximately $6.4 million.

6. Goodwill and Intangible Assets

     In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is subject to an annual impairment test using a fair-value-based approach. All other intangible assets are amortized over their estimated useful lives and assessed for impairment under SFAS No. 144, “Accounting for the Impairment and Disposal of Long-lived Assets.” The Company has designated the end of the third quarter of the fiscal year as the date of the annual test. In addition to the annual impairment test, SFAS No. 142 also requires the Company to perform an impairment test if an event or circumstances indicate that it is more likely than not that an impairment loss has occurred. Goodwill at March 29, 2003 and December 28, 2002 was $15,129.

     The table below presents gross amortizable intangible assets and the related accumulated amortization at March 29, 2003:

	Gross		Net Carrying
	Carrying	Accumulated	Value of
	Amount	Amortization	Intangible Assets

		(In thousands)
Customer relations	$28,600	$(19,981)	$8,619
Patents and Technology	32,200	(20,792)	11,408

Total	$60,800	$(40,773)	$20,027

     All of the Company’s identifiable intangible assets are subject to amortization. Total amortization expense was $1.7 million and $2.2 million for the three months ended March 29, 2003 and March 30, 2002, respectively. Based on intangible assets recorded at March 29, 2003, the estimated amortization expense is $4.3 million for the remainder of fiscal year 2003; $5.7 million for each of the fiscal years 2004 and 2005; $3.0 million for fiscal year 2006; $0.5 million for fiscal year 2007 and $0.8 million thereafter.

7. Other Accrued Expenses

     Other accrued expenses consisted of the following:

	March 29, 2003	December 28, 2002

	(In thousands)
Accrued restructuring	$6,347	$7,682
Accrued legal and audit costs	15,003	14,970
Accrued marketing development obligations	5,726	7,845
Accrued liability on lease guarantees	4,093	4,324
Other	15,095	15,656

Total other accrued expenses	$46,264	$50,477

8. Special Charges

     The following table summarizes accrued restructuring activity:

	Severance	Facility Exit
	Benefits	Costs	Total

		(In thousands)
Balance, December 29, 2001	$3,952	$2,230	$6,182
Q1 reclassification	(572)	572	—
Q1 cash payments	(2,086)	(595)	(2,681)

Balance, March 30, 2002	1,294	2,207	3,501
Q2 restructuring charge	20,239	—	20,239
Q2 cash payments	(16,169)	(336)	(16,505)

Balance, June 29, 2002	5,364	1,871	7,235
Q3 restructuring charge	5,646	5,089	10,735
Q3 cash payments	(4,536)	(1,307)	(5,843)

Balance, September 28, 2002	6,474	5,653	12,127
Q4 reversal of prior year charge	(204)	—	(204)
Q4 restructuring charge	89	1,120	1,209
Q4 cash payments	(4,743)	(707)	(5,450)

Balance, December 28, 2002	1,616	6,066	7,682
Q1 cash payments	(791)	(544)	(1,335)

Balance, March 29, 2003	$825	$5,522	$6,347

     The majority of remaining accrued severance costs of $0.8 million as of March 29, 2003 will be paid out during fiscal year 2003; and the remaining accrued exit costs of $5.5 million, which consist of long-term lease commitments, will be paid out primarily over the next several years.

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

9. Other Income (Expense), Net

     The following schedule reflects the components of other income (expense), net:

	Three months ended

	March 29, 2003	March 30, 2002

	(In thousands)
Impairment of investments	$(182)	$(424)
Unrealized gain (loss) on Riverstone stock derivative	178	(14,706)
Net realized gain on sale of marketable securities	126	—
Recovery of note receivable	2,450	—
Foreign currency loss	(2,527)	(421)
Other, net	246	(229)

Total other income (expense), net	$291	$(15,780)

     The Company reviews its minority investments in debt and equity securities of primarily privately held companies for potential impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Impairments in carrying value are based on investee-specific events including declines in the investees’ stock price in new rounds of financing, market capitalization relative to book value, deteriorating financial condition or results of operations and bankruptcy or insolvency. The Company recorded impairments of investments of $0.2 million and $0.4 million for the three months ended March 29, 2003 and March 30, 2002, respectively, in other income (expense), net.

     A portion of the Company’s Series D and E convertible preferred stock redemption liability was offset by the value of 1.3 million shares of Riverstone stock received by the holders of the Series D and E redeemable convertible preferred stock in connection with the Riverstone spin off in August 2001. This offset created a derivative instrument as the Company’s liability was related to the Riverstone stock price. The value of the Riverstone shares increased by $0.2 million during the three months ended March 29, 2003 and decreased by $14.7 million during the three months ended March 30, 2002, and the changes in the redemption liability were recorded in other income (expense), net. The Company redeemed all of the Series D and E convertible preferred stock in the first quarter of fiscal year 2003 (See Note 14).

     At December 28, 2002, the Company had a valuation allowance of $3.6 million on the balance of a note receivable, under a credit agreement related to the Company’s earlier sale of its Digital Networks Product Group, due to significant uncertainty regarding the likelihood that the Company would receive the balance due. During the first quarter of fiscal year 2003, the Company reduced the valuation allowance to $1.1 million due to a subsequent receipt of a principal payment of approximately $2.5 million on March 31, 2003.

10. Comprehensive Loss

     The Company’s total comprehensive loss, net of tax, was as follows:

	Three months ended

	March 29, 2003	March 30, 2002

	(In thousands)
Net loss	$(12,293)	$(10,526)
Other comprehensive income (loss):
Unrealized (loss) gain on marketable securities	(341)	1,883
Foreign currency translation adjustment	2,387	43

Total comprehensive loss	$(10,247)	$(8,600)

11. Segment Information

     The Company operates its business as one segment, which is the business of designing, developing, marketing and supporting comprehensive networking solutions.

     Net revenue by geography is as follows:

		Three months ended

	March 29, 2003		March 30, 2002

	Revenue	Percent	Revenue	Percent

		($ in thousands)
North America	$51,377	49.2%	$68,372	56.6%
Europe, Middle East and Africa	35,375	33.9	36,509	30.2
Asia Pacific	10,136	9.7	5,817	4.8
Latin America	7,569	7.2	10,068	8.4

Total net revenue	$104,457	100.0%	$120,766	100.0%

12. Loss Per Share

     Basic and diluted net loss per common share is computed using the weighted average number of common shares outstanding. Options to purchase 27.2 million and 33.7 million shares of common stock were outstanding at March 29, 2003 and March 30, 2002, respectively, and 7.9 million warrants to purchase shares of the Company’s common stock were outstanding at March 29, 2003 and March 30, 2002, but were not included in the computation of diluted net loss per share since the effect was anti-dilutive.

13. Commitments and Contingencies

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

     Described below are material legal proceedings in which the Company is involved:

     Securities Class Action in the District of Rhode Island. Between October 24, 1997 and March 2, 1998, nine shareholder class action lawsuits were filed against the Company and certain of its officers and directors in the United States District Court for the District of New Hampshire. By order dated March 3, 1998, these lawsuits, which are similar in material respects, were consolidated into one class action lawsuit, captioned In re Cabletron Systems, Inc. Securities Litigation (C.A. No. 97-542-SD). The complaint alleges that the Company and several of its officers and directors disseminated materially false and misleading information about the Company’s operations and acted in violation of Section 10(b) and Rule 10b-5 of the Exchange Act during the period between March 3, 1997 and December 2, 1997. The complaint further alleges that certain officers and directors profited from the dissemination of such misleading information by selling shares of the Company’s common stock during this period. The complaint does not specify the amount of damages sought on behalf of the class. In a ruling dated May 23, 2001, the District Court dismissed this complaint with prejudice. The plaintiffs appealed that ruling to the First Circuit Court of Appeals, and, in a ruling issued on November 12, 2002, the Court of Appeals reversed and remanded the case to the District Court for further proceedings. On January 17, 2003, the defendants filed an answer denying all material allegations of the complaint. By order of the Court dated March 18, 2003, the parties are now engaged in limited discovery. If the plaintiffs prevail on the merits of this case, we could be required to pay substantial damages.

     Securities Class Action in the District of New Hampshire. Between February 7, 2002 and April 9, 2002, six class action lawsuits were filed in the United States District Court for the District of New Hampshire. Defendants are the Company, former chairman and chief executive officer Enrique Fiallo and former chief financial officer Robert Gagalis. By orders dated August 2, 2002 and September 25, 2002, these lawsuits, which are similar in material respects were consolidated into one class action lawsuit, captioned

In re Enterasys Networks, Inc. Securities Litigation (C.A. No. 02-CV-71). On December 9, 2002, the plaintiffs filed an amended consolidated complaint, adding two additional defendants, Piyush Patel, former chief executive officer of Cabletron Systems, Inc. (“Cabletron”) and David Kirkpatrick, former chief financial officer of Cabletron. The amended complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 there under. Specifically, plaintiffs allege that during periods spanning from June 28, 2000 and August 3, 2001 and in the period between August 6, 2001 and February 1, 2002 (together the “Class Period”), defendants issued materially false and misleading financial statements and press releases that overstated the Company’s revenues, income, and cash, and understated the Company’s net losses, because the Company purportedly recognized revenue in violation of Generally Accepted Accounting Principles (“GAAP”) and the Company’s own accounting policies in connection with various sales and/or investment transactions. The complaints seek unspecified compensatory damages in favor of the plaintiffs and the other members of the purported class against all of the defendants, jointly and severally as well as fees, costs and interest and unspecified equitable relief. On February 10, 2003, the Company filed a motion to dismiss the amended complaint. A hearing on this motion has been scheduled to convene during the second quarter of fiscal year 2003. If plaintiffs prevail on the merits of the case, the Company could be required to pay substantial damages.

     Shareholder Derivative Action in State of New Hampshire. On February 22, 2002, a shareholder derivative action was filed on the Company’s behalf in the Superior Court of Rockingham County, State of New Hampshire. The suit is captioned Nemes v. Fiallo, et al. Individual defendants are former chairman and chief executive officer Enrique Fiallo and certain members of the Company’s Board of Directors. Plaintiffs allege that the individual defendants breached their fiduciary duty to shareholders by causing or allowing the Company to conduct its business in an unsafe, imprudent, and unlawful manner and failing to implement and maintain an adequate internal accounting control system. Plaintiffs allege that this breach caused the Company to improperly recognize revenue in violation of GAAP and the Company’s own accounting policies in connection with transactions in the Company’s Asia Pacific region, and that this alleged wrongdoing resulted in damages to the Company. Plaintiffs seek unspecified compensatory damages. On October 7, 2002, the Superior Court approved the parties’ joint stipulation to stay proceedings.

     Shareholder Derivative Action in State of Delaware. On April 16, 2002, a shareholder derivative action was filed on the Company’s behalf in the Court of Chancery of the State of Delaware in and for New Castle County. It is captioned, Meisner v. Enterasys Networks, Inc., et al. Individual defendants are former chairman and chief executive officer Enrique Fiallo and members of the Company’s Board of Directors. Plaintiffs allege that the individual defendants permitted wrongful business practices to occur which had the effect of manipulating revenues and earnings, inadequately supervised the Company’s employees and managers, and failed to institute legal actions against those officers, directors and employees responsible for the alleged conduct. The complaint alleges counts for breach of fiduciary duty, misappropriation of confidential information for personal profit, and contribution and indemnification. Plaintiffs seek judgment directing defendants to account to the Company for all damages sustained by the Company by reason of the alleged conduct, return all compensation of whatever kind paid to them by the Company, pay interest on the damages as well as costs of the action. On July 11, 2002, the individual defendants filed a motion to dismiss the complaint. The plaintiff has not yet filed a brief with respect to this motion.

     Other. In addition, the Company is involved in various other legal proceedings and claims arising in the ordinary course of business. Management believes that the disposition of these additional matters, individually or in the aggregate, is not expected to have a materially adverse effect on the financial condition of the Company. The Company believes it has adequately accrued for these matters at March 29, 2003.

Other

     In some instances prior to fiscal year 2002, customers of the Company received financing for the purchase of equipment from third party leasing organizations and the Company guaranteed the payments of those customers. Most of these guarantees related to the sale of Riverstone equipment. During the first quarter of fiscal year 2002, the Company made payments of $3.4 million related to these guarantees. As of March 29, 2003, the Company had remaining guarantees associated with these lease obligations of approximately $4.1 million for which the Company has fully reserved in accrued expenses. The estimated fair value of this guarantee approximates the face value of the guarantee. The Company has $4.4 million pledged to secure letters of credit for some of these guarantees.

     In addition, the Company has guaranteed a portion of Aprisma’s lease obligations and related maintenance and management fees through 2012. At March 29, 2003, the amount of the guarantee was $4.0 million and automatically reduces to $3.0 million on February 1, 2009, to $2.0 million on February 1, 2010 and to $1.0 million on February 1, 2011 and terminates on February 1, 2012. The Company estimates the fair value of the guarantee to be between $2.0 million and $4.0 million based on current market rates for similar property. The Company is indemnified for up to $3.5 million in losses it may incur in connection with this guarantee. The Company has pledged $4.8 million to secure this guarantee.

     Through March 29, 2003, the Company has incurred legal and forensic accounting fees of approximately $22.5 million for services rendered in connection with the SEC investigation into the Company’s financial accounting and reporting practices, the subsequent restatement of the Company’s fiscal year 2001 and transition year 2001 financial statements, and the various shareholder lawsuits discussed above. The Company has not received a determination as to whether and to what extent costs incurred to date are reimbursable under its insurance coverage. These costs are expensed to operating expenses as they are incurred. Costs incurred during the three months ended March 29, 2003 and March 30, 2002 were $1.5 million and $3.5 million, respectively.

     The Company could be required to make up to $20 million of additional capital contributions to a venture capital fund in which it is already an investor. In the event of future capital calls, the Company could be required to fund some or all of this commitment. If the Company fails to make a required contribution, then the Company’s existing investment with a carrying value of $2.2 million at March 29, 2003 could be significantly diluted. The fund has not indicated that it expects to issue a material capital call in the near future.

14. Redemption of Series D and E Redeemable Convertible Preferred Stock

     On February 21, 2003, the holders of the Company’s Series D and E Preferred Stock (“Strategic Investors”) notified the Company of their intention to exercise their right to request redemption of these shares effective as of February 23, 2003. The Company redeemed these shares during the first quarter of fiscal year 2003 for $97.1 million, which is net of the value of the Riverstone shares sold by the Strategic Investors which partially offset the redemption liability.

15. Related Party Transactions

Investments

     The Company has minority investments in debt and equity securities of certain companies. The Company does not have a controlling interest in these entities. Revenue recognized from sales to investee companies was $0.3 million and $2.4 million for the three months ended March 29, 2003 and March 30, 2002, respectively and was related to cash transactions with normal terms and conditions.

Consulting Arrangements

     In connection with senior management resignations in September 2001, the Company entered into consulting arrangements with two former members of senior management to provide strategic advice and assistance to the Company for a period of one year. The Company paid consulting fees under these arrangements of approximately $60,000 in the three months ended March 30, 2002. These arrangements ended in September 2002.

16. Subsequent Event

     On April 16, 2003 the Company acquired the advanced routing intellectual property and certain equipment from Tenor Networks, Inc. in a cash transaction that did not have a material impact on the Company’s liquidity. In addition, the Company hired approximately 20 engineers from Tenor, including co-founders Leon K. Woo and Robert P. Ryan. Mr. Woo was named as the Executive Vice President of Engineering of the Company, and will lead the Company’s worldwide research and development activities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     You should read the following discussion in conjunction with the section below titled “Cautionary Statements,” our consolidated financial statements and related notes, and other financial information appearing elsewhere in this report on Form 10-Q. We caution you that any statements contained in this report which are not strictly historical statements constitute forward-looking statements. Such statements include, but are not limited to, statements reflecting management’s expectations regarding our future financial performance; strategic relationships and market opportunities; and our other business and marketing strategies and objectives. These statements may be identified with such words as “we expect,” “we believe,” “we anticipate,” or similar indications of future expectations. These statements are neither promises nor guarantees, and involve risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. Such risks and uncertainties include, among other things, the factors discussed below under “Cautionary Statements” and elsewhere in this report. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date hereof. We expressly disclaim any obligation to publicly update or revise any such statements to reflect any change in these forward-looking statements, or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

     We refer to our current fiscal year, the twelve-month period ended January 3, 2004, as “fiscal year 2003” and our prior fiscal year, the twelve-month period ended December 28, 2002 as “fiscal year 2002” throughout this Item. We refer to the ten-month transition period from March 4, 2001 through December 29, 2001 as “transition year 2001” and the twelve-month period ended March 3, 2001 as “fiscal year 2001” throughout this Item.

     All references in this quarterly report to “Enterasys Networks,” “we,” “our,” or “us” mean Enterasys Networks, Inc.

Overview

     We are a global provider of Business Driven Networks™- enterprise networks that are optimized to support the specific business requirements of customers. We design, develop, market and support network infrastructure solutions that enhance the security, productivity and business agility of enterprise customers. Our global customer base includes commercial enterprises; governmental entities; health care, financial, educational and non-profit institutions; and other organizations.

     Net revenue declined in the first quarter of fiscal year 2003 as compared to the quarterly levels attained throughout fiscal year 2002 primarily due to the weak enterprise networking solutions market, particularly in North America, as well as the nature and timing of new product introductions.

     Throughout fiscal year 2002, we implemented cost reduction programs to improve gross margins and reduce fixed overhead costs. We intend to continue implementing cost reduction initiatives designed to further lower our fixed overhead cost structure. However, in the near term, we expect our cost reduction initiatives will be partially offset by additional efforts to accelerate system and process improvement initiatives, including costs to replace disparate management information systems in various international locations, and incremental marketing costs related to new product introductions.

     We intend to continue making appropriate investments in research and development. In April 2003, we introduced our new Matrix N Series of switching products which provide enterprises with a distributed switching architecture that scales up to 1.68 terabits of capacity, along with providing enhanced reliability and functionality. In tandem with the Matrix N Series release, we announced the new Distributed Forwarding Engine (“DFE”) modules which utilize our proprietary nTera family of application specific integrated circuits. The new DFE modules are compatible with our existing E Series switching products, which are designed to protect the investment of current Matrix series switch customers.

     Also in April 2003, we announced the acquisition of certain intellectual property of Tenor Networks. The acquisition of this intellectual property is intended to advance our core router development path which includes adding high performance Internet Protocol IP and Multiprotocol Label Switching capabilities to our current routing products. We have hired approximately 20 engineers from Tenor, including co-founders Mr. Leon Woo and Robert P. Ryan. Mr. Woo was named our Executive Vice President of Engineering, and will lead our worldwide research and development activities. The Tenor acquisition was a cash transaction that did not have a material impact on our liquidity or financial position.

Results of Operations

     The table below sets forth the principal line items from our consolidated statement of operations. Product and services revenue, total cost of revenue, total gross margin, operating expenses and loss from operations are each expressed as a percentage of net revenue. Product and services cost of revenue and gross margin are expressed as a percentage of the respective product or services revenue.

	Three months ended

	March 29, 2003	March 30, 2002

Net revenue:
Product	71.3%	70.4%
Services	28.7	29.6

Total net revenue	100.0	100.0

Cost of revenue:
Product	55.8	73.8
Services	33.2	27.1

Total cost of revenue	49.3	60.0

Gross margin:
Product gross margin	44.2	26.2
Services gross margin	66.8	72.9

Total gross margin	50.7	40.0

Research and development	19.1	21.2
Selling, general and administrative	42.8	54.3
Amortization of intangible assets	1.7	1.8
Stock-based compensation	0.0	0.8

Total operating expenses	63.6	78.1

Loss from operations	(12.9)%	(38.1)%

First Quarter of Fiscal Year 2003 Compared to the First Quarter of Fiscal Year 2002

Net Revenue

     During the first quarter of fiscal year 2003, the market for enterprise networking solutions continued to be challenging. Our customers’ purchasing activity decreased due to continued weakness in the markets we serve, particularly North America, and the nature and timing of new product introductions as well as other competitive factors. Net revenue decreased by $16.3 million, or 13.5%, from $120.8 million in the first quarter of fiscal year 2002 to $104.5 million in the first quarter of fiscal year 2003 primarily due to lower unit sales volume, as well as lower renewals of maintenance contracts. Sequentially, net revenues for the first quarter of fiscal year 2003 decreased 13.8% from the fourth quarter of fiscal year 2002 primarily due to the same factors, plus further deterioration in the North American markets and a seasonal reduction in product demand in Asia Pacific.

     Product revenue decreased by $10.5 million, or 12.4%, from $85.0 million in the first quarter of fiscal year 2002 to $74.5 million in the first quarter of fiscal year 2003 primarily due to lower unit sales volume in fiscal year 2003. Sequentially, product revenue for the first quarter of fiscal year 2003 declined by 14.1% as compared to the fourth quarter of fiscal year 2002. Our product revenue, which is derived principally from sales of our switching and routing products, was adversely impacted by declining economic conditions, customer capital spending constraints, and the nature and timing of new product introductions. We believe that our future revenue will generally fluctuate with overall changes in the markets we serve and will be affected by the nature and timing of new product introductions by our competitors and us, as well as other competitive factors. Further, the uncertain worldwide economy and current geopolitical unrest have the potential to adversely impact future revenue.

     Services revenue decreased by $5.7 million, or 16.1%, from $35.7 million in the first quarter of fiscal year 2002 to $30.0 million in the first quarter of fiscal year 2003. Sequentially, services revenue for the first quarter of fiscal year 2003 declined by 13.1% as compared to the fourth quarter of fiscal year 2002. These decreases in services revenue are primarily due to lower maintenance contract renewal rates in the first quarter of fiscal year 2003 as well as a declining maintenance revenue base when compared to past periods. The declining maintenance revenue base is primarily due to the expiration of maintenance contracts on legacy products. Sales of new product maintenance contracts were not sufficient to offset the decline in our maintenance revenue base. We believe that the negative trend in services revenue may continue until maintenance contracts on new product sales are sufficient to replace the decline in legacy maintenance contract renewals.

     Net revenue to customers outside of North America was $53.1 million, or 51% of total net revenue, for the first quarter of fiscal year 2003, compared to $52.4 million, or 43% of net revenue, for the first quarter of fiscal year 2002. The percentage of net revenue from customers outside of North America was higher due to a decline in North American revenue from $68.4 million for the first quarter of fiscal year 2002 to $51.4 million for the first quarter of fiscal year 2003 primarily as a result of a continued weakness in the North American markets we serve.

Gross Margin

     Total gross margin increased by $4.7 million, from $48.3 million in the first quarter of fiscal year 2002 to $53.0 million in the first quarter of fiscal year 2003. Total gross margin as a percentage of net revenue was 50.7% in the first quarter of fiscal year 2003, compared with 40.0% in the first quarter of fiscal year 2002.

     The margin percentage improvement was principally due to product gross margin, which increased to 44.2% compared to 26.2% in the first quarter of fiscal year 2002. The product gross margin percentage improvement was primarily due to improved pricing discipline with customers, improvement in underlying product related expense as a result of initiatives designed to lower supply costs from our contract manufacturers, as well as reductions in fixed costs due to cost reduction activities and supply chain process improvement initiatives implemented by us, which were partially offset by a $1.9 million provision for excess and obsolete inventory in the first quarter of fiscal year 2003. Sequentially, product gross margin increased 23.6% from the fourth quarter of fiscal year 2002, primarily as a result of a reduction of $15.7 million in provisions for excess and obsolete inventory. Our product gross margin percentage varies depending on unit volumes and product mix sold as well as other factors such as competitors pricing. In addition, the nature and timing of our new product introductions as well as our competitors’ new products entering the markets we serve could have an adverse affect on our inventory levels in the future and may result in additional excess and obsolete inventory provisions.

     Services gross margin percentage decreased from 72.9% in the first quarter of fiscal year 2002 to 66.8% in the first quarter of fiscal year 2003. The services gross margin decline was primarily due to the reduction in services revenue while the cost of services revenue, which consists primarily of fixed costs, remained relatively flat. We are evaluating service costs and expect to implement future process improvement initiatives designed to lower such costs.

Operating Expenses

     Research and development expense decreased by $5.5 million from $25.5 million in the first quarter of fiscal year 2002 to $20.0 million in the first quarter of fiscal year 2003. As a percentage of revenue, research and development spending for the first quarter of fiscal year 2003 has decreased to 19.1% from 21.2% in the first quarter of fiscal year 2002. The decline in research and development expenses from the prior year was primarily due to cost reduction initiatives implemented during fiscal year 2002, which included workforce reductions. We expect research and development expense to increase slightly during the remainder of fiscal year 2003 primarily as a result of increased new product initiatives.

     Selling, general and administrative (“SG&A”) expense decreased by $20.9 million from $65.6 million in the first quarter of fiscal year 2002 to $44.7 million in the first quarter of fiscal year 2003. As a percentage of revenue, SG&A spending for the first quarter of fiscal year 2003 has decreased to 42.8% from 54.3% in the first quarter of fiscal year 2002. The decrease in SG&A expense was primarily the result of a decrease of $5.3 million in labor costs due to cost reduction initiatives implemented during fiscal year 2002; a decrease of $4.8 million in various marketing and advertising expenses; a $2.9 million reduction in provisions for default guarantees of certain customer equipment lease obligations provided in prior years and a decrease of $2.0 million in costs associated with the recently settled SEC investigation into our financial accounting and reporting practices, the subsequent restatement of our fiscal year 2001 and transition year 2001 financial statements, and the various shareholder lawsuits discussed in this quarterly report.

     We intend to continue implementing cost reduction initiatives designed to further lower our fixed overhead cost structure. However, in the near term, we expect our cost reduction initiatives will be partially offset by additional efforts to accelerate system and process improvement initiatives, including costs to replace disparate management information systems in various international locations, and incremental marketing costs related to new product introductions.

Amortization of Intangible Assets

     Amortization of intangibles decreased by $0.5 million from $2.2 million in the first quarter of fiscal year 2002 to $1.7 million in the first quarter of fiscal year 2003 as a result of certain intangibles becoming fully amortized.

Stock-based Compensation

     Stock-based compensation decreased by $0.9 from $1.0 million in the first quarter of fiscal year 2002 to $0.1 million in the first quarter of fiscal year 2003 as a result of certain underlying stock options becoming fully vested.

Interest Income, net

     Interest income, net declined from $2.0 million in the first quarter of fiscal year 2002 to $1.7 million in the first quarter of fiscal year 2003, primarily due to lower interest rates.

Other Income (Expense), net

     Other income, net was $0.3 million for the first quarter of fiscal 2003 as compared to other expense, net of $15.8 million for the first quarter of fiscal year 2002 primarily due to a loss incurred in the first quarter of fiscal year 2002 related to the reduction in value of the Riverstone stock derivative of $14.7 million.

Income Tax Expense (Benefit)

     For the first quarter of fiscal year 2003, we incurred net tax expense of $0.7 million due to certain foreign and state activities. For the first quarter of fiscal year 2002, we recorded net income tax benefits of $61.0 million due primarily to the tax loss carry back benefits associated with the passage of the Job Creation and Worker Assistance Act of 2002, whereby the allowable period to carry back net operating losses was increased from two to five years. We will no longer record an income tax benefit for future losses generated in the U.S. due to the uncertainty of realizing such benefits and the fact that we have fully utilized our tax loss carryback benefits.

Loss from Discontinued Operations

     During the first quarter of fiscal year 2002, we recorded an additional charge of $11.7 million due to a change in estimate of the loss on disposal of Aprisma which was sold in August of 2002.

Liquidity and Capital Resources

     We generated $17.9 million in cash from operations during the first quarter of fiscal year 2003, which includes cash generated from working capital items of $24.4 million primarily as a result of the receipt of income tax refunds of $25.8 million. We have $6.4 million of remaining tax refunds at March 29, 2003, which have been received during the second quarter of 2003. We do not expect any significant additional tax refunds in the future.

     Capital expenditures for the first quarter of fiscal year 2003 were $2.4 million and consisted of assets purchased to support outsourcing contracts, equipment and software used in research and development activities, and internal information technology purchases and upgrades. We expect capital spending to be approximately $20 to $23 million for the fiscal year 2003 as we increase our investment in information technology systems and research and development.

     On February 21, 2003, the holders of our Series D and E Preferred Stock (“Strategic Investors”) notified us of their intention to exercise their right to request redemption of these shares effective as of February 23, 2003. We redeemed these shares during the first quarter of fiscal year 2003 for $97.1 million, which is net of the value of the Riverstone shares sold by the Strategic Investors which partially offset the redemption liability.

     Our significant contractual cash obligations and commercial commitments associated with future periods are disclosed in our Form 10-K for the year ended December 28, 2002. With the exception of our non-cancelable purchase commitments for inventory which has been reduced from $20.1 million at December 28, 2002 to $17.4 million at March 29, 2003, and the redemption of the Series D&E preferred stock during the first quarter of fiscal year 2003, all other obligations have not changed materially since December 28, 2002.

     Accounts receivable, net of allowance for doubtful accounts, were $39.4 million at March 29, 2003 compared with $41.7 million at December 28, 2002. The decrease in accounts receivable is due primarily to the decline in net revenue. We anticipate that in the future our accounts receivable balance will fluctuate at approximately the same rate of change as our revenue. The number of days sales outstanding was 34 days at March 29, 2003, compared to 31 days at December 28, 2002.

     Inventories, net, were $41.9 million at March 29, 2003 or 4.8 turns per annum, compared with $44.6 million at December 28, 2002 or 5.1 turns per annum. Inventories have decreased during the first quarter of fiscal year 2003 primarily as a result of a $1.9 million increase in the reserve for excess and obsolete inventory. We expect future cash commitments related to inventory purchases to vary based on sales order demand. In addition, the nature and timing of our new product introductions as well as our competitors’ new products entering the markets we serve could have an adverse affect on our inventory levels in the future and may result in additional excess and obsolete inventory provisions.

     Accounts payable at March 29, 2003 of $37.3 million declined by $10.3 million from $47.6 million at December 28, 2002 principally due to payments of professional service fees and a decrease in product purchases due to lower product revenues in the first quarter of fiscal year 2003 compared to the fourth quarter of fiscal year 2002.

     As of March 29, 2003, our liquid investments totaled $212.0 million, as compared to $288.9 million at December 28, 2002, and consisted of $111.5 million of cash and cash equivalents, $33.8 million of marketable securities and $66.7 million of long-term marketable securities. In connection with the issuance of letters of credit by several banking institutions, we have agreed to maintain specified amounts of cash, cash equivalents and marketable securities in collateral accounts controlled by those institutions. These assets totaled $24.6 million at March 29, 2003, and are classified as “Restricted cash, cash equivalents and marketable securities” on the balance sheet. The decrease in liquid investments during the first quarter of fiscal year 2003 is a result of the redemption of the Series D&E preferred stock, and the loss from operations, which were partially offset by the receipt of income tax refunds. Based on our liquid investment position at March 29, 2003, we believe that we have sufficient liquid investments to fund our on-going operations and future obligations for at least the next twelve months.

Application of Critical Accounting Policies

     Our significant accounting policies are described in Note 2 to the consolidated financial statements included in Item 8 of our annual report on Form 10-K for the fiscal year ended December 28, 2002. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience, current conditions and various other assumptions that are believed to be reasonable under the circumstances. The markets for our products are characterized by rapid technological development, intense competition and frequent new product introductions, any of which could affect the future realizability of our assets. Estimates and assumptions are reviewed on an ongoing basis and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Actual results could differ from those estimates under different assumptions or conditions. We believe the following critical accounting policies impact our judgments and estimates used in the preparation of our consolidated financial statements.

     Revenue Recognition. Our revenue is comprised of product revenue, which includes revenue from sales of our switches, routers, and other network equipment and software, and services revenue, which includes maintenance, installation, and system integration services. Our revenue recognition policy follows SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” and Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition,” as amended by SOP No. 98-9, “Modification of SOP No. 97-2, Software Recognition, With Respect to Certain Transactions.” We generally recognize product revenue from our end-user and reseller customers at the time of shipment, provided that persuasive evidence of an arrangement exists, the price is fixed or determinable and collectibility of sales proceeds is reasonably assured. When significant obligations remain after products are delivered, such as for system integration or customer acceptance, revenue and related costs are deferred until such obligations are fulfilled. Software revenue is deferred in instances when vendor specific objective evidence (“VSOE”) of fair value of undelivered elements is not determinable. VSOE of fair value is the price charged when the element is sold separately. Revenue from service obligations under maintenance contracts is deferred and recognized on a straight-line basis over the contractual period, which is typically twelve months.

     We recognize revenue from stocking distributors located in the United States and Europe when they ship our products to their customers. We record payments from these distributors as customer advances and billings in excess of revenues when they pay for our products in advance of shipments to their customers. We record revenue from certain distributors and resellers located in Asia Pacific and Latin America when they pay us, due to historical practices related to the distributor/reseller relationships.

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

     Reserve for Excess and Obsolete Inventory. Inventory purchases and commitments are based upon future demand forecasts. Reserves for excess and obsolete inventory are established to account for the potential differences between our forecasted demand and the amount of purchased and committed inventory. We have periodically experienced significant variances between the amount of inventory purchased and contractually committed to and our demand forecasts, resulting in material excess and obsolete inventory charges.

     Valuation of Goodwill. Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Standards (“SFAS”) No. 142, goodwill is subject to an annual impairment test using a fair-value-based approach. In assessing the fair value of goodwill, we make projections regarding future cash flow and other estimates. If these projections or other estimates change in the future, we may be required to record an impairment charge.

     Valuation of Long-lived Assets. Long-lived assets are comprised of property, plant and equipment and intangible assets with finite lives. We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable through projected undiscounted cash flows expected to be generated by the asset. When we determine that the carrying value of intangible assets and fixed assets may not be recoverable, we measure impairment by the amount by which the carrying value of the asset exceeds the related fair value. Estimated fair value is generally based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the business underlying the asset in question.

     Valuation of Investments. We maintain certain minority investments in debt and equity securities of companies that were acquired for cash and in non-monetary transactions whereby we exchanged inventory or product credits for preferred or common stock or convertible notes. We review investments for potential impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Such events include declines in the investees’ stock price in new rounds of financing, market capitalization relative to book value, bankruptcy or insolvency, and deterioration in the financial position or results of operations. Appropriate reductions in carrying value are recognized in other income (expense), net in the consolidated statements of operations.

     Restructuring Reserves. We have periodically recorded restructuring charges in connection with our plans to reduce the cost structure of our business. These restructuring charges, which reflect management’s commitment to a termination or exit plan that will be completed within twelve months, require management’s judgment and may include severance benefits and costs for future lease commitments or excess facilities, net of estimated future sublease income. In determining the amount of the facility exit costs, we are required to estimate such factors as future vacancy rates, the time required to sublet properties and sublease rates. These estimates are reviewed and potentially revised on a quarterly basis based on known real estate market conditions and the credit worthiness of subtenants, resulting in revisions to established facility reserves. If the actual cost incurred exceeds the estimated cost, an additional charge to earnings will result. If the actual cost is less than the estimated cost, a reduction to special charges will be recognized in the statement of operations.

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

     Summary of Critical Estimates Included in Our Consolidated Results of Operations. The following table summarizes the (income) expense impact on our results of operations arising from our critical accounting estimates:

	Three months ended

	March 29, 2003	March 30, 2002

	(In millions)
Net recoveries of doubtful accounts and notes receivable	$(3.8)	$(1.6)
Provision for excess and obsolete inventory	1.9	—
Impairment of investments	0.2	0.4
Deferred tax asset valuation provision	3.9	(17.0)

Total expense (income) from critical accounting estimates	$2.2	$(18.2)

New Accounting Pronouncements

     In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires recognition of an asset retirement obligation as a liability rather than a contra-asset. SFAS No. 143 is effective for our fiscal year beginning December 29, 2002. The adoption of SFAS No. 143 did not have a material impact on our consolidated financial statements.

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145, among other things, rescinds SFAS No. 4, which required all gains and losses from the extinguishment of debt to be classified as extraordinary items, and amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This statement is effective for our fiscal year beginning December 29, 2002. The adoption of SFAS No. 145 did not have a material impact on our consolidated financial statements.

     In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires companies to recognize costs associated with exit or disposal activities when a liability is incurred rather than at the date of a commitment to an exit or disposal plan. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on our consolidated financial statements.

     In November 2002, the FASB issued interpretation No. 45 (“FIN No. 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others.” FIN No. 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN No. 45 requires disclosures about the guarantees that an entity has issued, including a roll-forward of the entity’s product warranty liabilities. Our warranty experience has not been significant. We adopted the annual disclosure provisions of FIN No. 45 at December 28, 2002. We will adopt the provisions for initial recognition and measurement and interim disclosures during the first quarter of 2003. The adoption of FIN No. 45 did not have a material impact on our consolidated financial statements.

     In November 2002, the FASB issued EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables,” which provides guidance on how to account for revenue arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of this EITF are effective for revenue arrangements entered into beginning in our third quarter of fiscal year 2003. We are currently evaluating the impact the adoption will have on our consolidated financial statements.

     In January 2003, the FASB issued Interpretation No. 46 (“FIN No. 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 25, 2003. We have no variable interest entities at this time and as such, the adoption of FIN No. 46 will not have an effect on the consolidated financial statements.

CAUTIONARY STATEMENTS

     We may occasionally make forward-looking statements and estimates such as forecasts and projections of our future performance or statements of our plans and objectives. These forward-looking statements may be contained in, among other things, SEC filings, including this quarterly report on Form 10-Q, press releases made by us, and in oral statements made by our officers,. Actual results could differ materially from those contained in such forward-looking statements. Important factors that could cause our actual results to differ from those contained in such forward-looking statement include, among other things, the risks described below and in our annual report on Form 10-K for the fiscal year ended December 28, 2002.

Risks Related to our Financial Results and Condition

Worldwide economic weakness, deteriorating market conditions and recent political and social turmoil may continue to negatively affect our business and revenues and continue to make forecasting more difficult

     Our business is subject to the effects of general worldwide economic conditions, particularly in the United States, Europe, the Middle East and Africa (“EMEA”) and Asia Pacific, and market conditions in the networking industry, which have been particularly unfavorable. Recent political and social turmoil, such as terrorist and military actions and the recent SARS outbreak, as well as the effects of hostilities involving the U.S. in the Middle East, North Korea or anywhere else in the world, and any continuation or repercussions thereof or responses thereto, may put further pressure on worldwide economic conditions, particularly if they continue for an extended period of time. If economic or market conditions fail to improve or worsen, our business, revenues, and forecasting ability will continue to be negatively affected, which could harm our results of operations and financial condition.

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

     The effects of political and social turmoil, including the recent SARS outbreak and hostilities involving the U.S. in the Middle East, North Korea or anywhere else in the world, and any continuation or repercussions thereof or responses thereto, particularly if they continue for an extended period of time, could disrupt our operations or those of our suppliers and contract manufacturers, which could harm our business and negatively affect our revenues. Our disaster recovery plans and those of our suppliers and contract manufacturers may not adequately protect us or them in the event hostilities involving the U.S. disrupt our operations or those of our suppliers and contract manufacturers. In addition, our business interruption insurance may not adequately protect us in the event these hostilities disrupt our operations, and a significant disruption may make this insurance difficult to obtain at a reasonable cost.

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

     Our quarterly operating results may vary significantly from quarter to quarter in the future due to a number of factors, including:

     •     fluctuations in the demand for our products and services;

•	the timing and size of sales of our products or the cancellation or rescheduling of significant orders;

•	the length and variability of the sales cycle for our products;

•	the timing of implementation and product acceptance by our customers and by customers of our distribution partners;

•	the timing and success of new product introductions;

•	the timing and level of non-cash, stock-based compensation charges;

•	increases in the prices or decreases in the availability of the components we purchase;

•	price and product competition in the networking industry;

•	our ability to source and receive from third party sources appropriate product volumes and quality;

•	manufacturing lead times and our ability to maintain appropriate inventory levels;

•	the timing and level of research, development and prototype expenses;

•	the mix of products and services sold;

•	changes in the distribution channels through which we sell our products and the loss of distribution partners;

•	the uncertainties inherent in our accounting estimates and assumptions and the impact of changes in accounting principles;

•	our ability to achieve targeted cost reductions;

•	the outcome of pending securities litigation; and

•	general economic conditions as well as those specific to the networking industry.

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

Pending and future litigation could materially harm our business, operating results and financial condition

     Several lawsuits have been filed against us and our directors in recent years, including nine shareholder class action lawsuits filed between October 24, 1997 and March 2, 1998, and, more recently, six shareholder class action lawsuits filed between February 7, 2002 and April 9, 2002, as well as shareholder derivative actions filed in the State of New Hampshire on February 22, 2002 and in the State of Delaware on April 16, 2002. See “Part II, Item 1 - Legal Proceedings” of this quarterly report for a more detailed discussion of pending securities and derivative litigation. We may be required to pay significant damages as a result of these lawsuits. In addition, the findings of the SEC or the restatement of our financial statements may lead to further litigation, may strengthen and expand the claims and the class period in pending litigation, and may increase the cost of defending or resolving current litigation. We are and may in the future be subject to other litigation arising in the normal course of our business or in connection with the recent restatement of our financial statements.

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

     The facts underlying the SEC investigation and shareholder lawsuits will likely increase the premiums we must pay for director and officer liability insurance in the future, and may make this insurance coverage prohibitively expensive or unavailable. Increased premiums for this insurance could materially harm our financial results in future periods. The inability to obtain this coverage due to its unavailability or prohibitively expensive premiums would make it significantly more difficult for us to retain and attract officers and directors.

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

We have experienced significant turnover of senior management and our current management team has been together for only a limited time, which could harm our business and operations

     Since August 2001 there have been numerous changes in our senior management team. In August 2001, our management team was restructured to include several senior executives of one of our operating subsidiaries. Then in April 2002, we announced the departure of several of these senior executives, including our President and Chief Executive Officer. We appointed a new Chief Executive Officer and a new President in April 2002, and, in the period from March 2002 to March 2003, we appointed a number of other senior officers, including promoting our Vice President of Finance to the position of Chief Financial Officer, appointing a new Executive Vice President of Sales, Executive Vice President of Worldwide Marketing and Product Management and Vice President of Human Resources, and adding a Director of Internal Audit and Executive Vice President of Supply Chain Management. In December 2002, our President resigned upon the completion of his employment agreement with us, and, in April 2003, we appointed a new President. Because of these recent changes and their recent recruitment, our current management team has not worked together for a significant length of time and may not be able to work together effectively to successfully develop and implement business strategies. In addition, as a result of these management changes, management will need to devote significant attention and resources to preserve and strengthen relationships with employees and customers. If our new management team is unable to develop successful business strategies, achieve our business objectives, or maintain positive relationships with employees and customers, our ability to grow our business and successfully meet operational challenges could be impaired.

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

We maintain investments in early stage, privately held technology companies and value-added resellers to establish relationships that we believe may benefit us as we execute our business strategy, but these relationships may not prove helpful to us, and we could lose our entire investment in these companies

     We have made investments in privately-held technology companies and value-added resellers, many of which are in the start-up or development stage. The benefits we expected to achieve by investing in these companies may not be realized. Moreover, investments in these companies are inherently risky as the technologies or products they have under development, or the services they propose to provide, are often in early stages of development and may never materialize. We may never realize any benefits or financial returns from these investments, and, if these companies are not successful, we could lose our entire investment. The concentration of our investments in a small number of related industries, primarily telecommunications, exposes our investments to increased risk, particularly if these industries continue to be adversely affected by the worldwide economic slowdown. At March 29, 2003, these investments totaled approximately $38.5 million. During the quarter ended March 29, 2003, we recorded impairment losses of $0.2 million relating to these investments.

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

     In addition, because our contract manufacturers produce our products based on forward-looking demand projections that we supply to them, we may be unable to respond quickly to sudden changes in demand. With respect to sudden increases in demand, we may be unable to satisfy this demand with our products, thereby forfeiting revenue opportunities and damaging our customer relationships, and with respect to sudden decreases in demand, we may find ourselves with excess finished goods inventory, which could expose us to high manufacturing costs compared to our revenue in a financial quarter and increased risks of inventory obsolescence. These factors contributed to a $1.9 million charge for obsolescence during the first quarter of fiscal year 2003, a $17.9 million charge in fiscal year 2002, and a $72.9 million charge in transition year 2001.

Other Risks Related to our Business

Our significant sales outside the United States subject us to increasing foreign political and economic risks, including foreign currency fluctuations

     Our sales to customers outside of the United States accounted for approximately 51% of our revenue in the three months ended March 29, 2003 and 43% of our revenue in the three months ended March 30, 2002. We are seeking to expand our international presence by establishing arrangements with distribution partners as well as through strategic relationships in international markets. Consequently, we anticipate that sales outside of the United States will continue to account for a significant portion of our revenues in future periods.

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

     Our international presence subjects us to risks, including:

•	political and economic instability and changing regulatory environments in foreign countries;

•	increased time to deliver solutions to customers due to the complexities associated with managing an international distribution system;

•	increased time to collect receivables caused by slower payment practices in many international markets;

•	managing export licenses, tariffs and other regulatory issues pertaining to international trade;

•	increased effort and costs associated with the protection of our intellectual property in foreign countries; and

•	difficulties in hiring and managing employees in foreign countries.

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

     We have not established and tested a comprehensive plan for recovering or otherwise operating our information technology systems in the event of a catastrophic systems failure or a natural or other disaster. If there is a catastrophic failure or extended inoperability of our information technology systems, our ability to service customers, ship products, process transactions, test and develop products, and communicate internally and externally could be materially impaired and our revenues and business could be harmed. We are in the process of developing a disaster recovery plan which we expect will conform to industry standards and is intended to limit our business and financial exposure in the event of a catastrophic failure. Nevertheless, in the event of a catastrophic systems failure, we may be unable to successfully implement any plan we develop and restore, or operate at an alternate location, our information technology systems and, to the extent it is implemented, any plan we develop may not adequately prevent or limit the adverse effects on our business of such a failure.

We have changed our name and the names of some of our products, and our existing and potential customers and business partners may not recognize our new brand, which could adversely affect our sales and marketing efforts and cause our revenue to decline

     We previously sold our products and services under the Cabletron Systems name, and we believe that the sale of our products and services significantly benefited from the use of the Cabletron Systems brand name. We now sell our products and services under our new name, Enterasys, and have also changed the names of some of our products. Our existing and potential customers and business partners and investors may not recognize our new brand or the new names of our products. We have incurred and expect to continue to incur significant sales and marketing expenses to build a strong new brand identity. The expenses we incur toward building our brand, however, will not result in immediate returns and it may be a long time before enterprises and business partners recognize and make positive connections with our new brand. If we fail to promote our new brand and new product names successfully in local and international markets, our business may suffer.

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

     We may finance acquisitions by issuing shares of our common stock, which could dilute our existing stockholders. We may also use cash or incur debt to pay for these acquisitions. In addition, we may be required to expend substantial funds to develop acquired technologies in connection with future acquisitions, which could adversely affect our financial condition or results of operations. We have made acquisitions and may make future acquisitions that result in in-process research and development expenses being charged in a particular quarter, which could adversely affect our operating results for that quarter.

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

     Foreign Currency Exchange Risk. Due to our global operating and financial activities, we are exposed to changes in foreign currency exchange rates. At March 29, 2003, we had net asset exposures to the Australian Dollar, Eurodollar, Japanese Yen and Brazilian Real. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results and cash flows.

     To minimize the potential adverse impact of changes in foreign currency exchange rates, we, at times, have used foreign currency forward and option contracts to hedge the currency risk inherent in our global operations. We do not use financial instruments for trading or other speculative purposes, nor do we use leveraged financial instruments. Gains and losses on these contracts are largely offset by gains and losses on the underlying assets and liabilities. We had no foreign exchange forward or option contracts outstanding at March 29, 2003.

     Equity Price Risk. We maintain a small amount of investments in marketable equity securities of publicly-traded companies. At March 29, 2003, these investments were considered available-for-sale with any unrealized gains or losses deferred as a component of stockholders’ equity. It is not customary for us to make investments in equity securities of publicly traded companies as part of our investment strategy. In the past, we have also made strategic equity and convertible debt investments in privately-held technology companies, many of which are in the start-up or development stage. Investments in these companies are highly illiquid and inherently risky as the technologies or products they have under development, or the services they propose to provide, are typically in early stages of development and may never materialize. If these companies are not successful, we could lose our entire investment. The concentration of our investments in a small number of related industries, primarily telecommunications, exposes our investments to increased risk, particularly if these industries continue to be adversely affected by the worldwide economic slowdown. At March 29, 2003, these investments totaled approximately $38.5 million. During the first quarter of fiscal year 2003, we recorded impairment losses of $0.2 million relating to these investments. While our operating results may be materially adversely affected by fluctuations in the value of these investments, we do not expect any material adverse impact in our cash flows.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     Within the 90-day period prior to the filing of this report, an evaluation of the effectiveness of our disclosure controls and procedures was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on and as of the date of that evaluation, the CEO and CFO concluded that our disclosure controls and procedures are sufficient to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

Changes in Internal Controls

     Our management has assessed our internal controls in each of the regions in which we operate within the 90-day period prior to filing of this quarterly report on Form 10-Q. In connection with this assessment, management determined that, although progress has been made, certain significant deficiencies remain in our internal controls relating to accounting policies and procedures, systems integration and data reconciliation, and personnel and their roles and responsibilities.

     Management has assigned the highest priority to the short-term and long-term correction of these internal control deficiencies, and we have implemented and continue to implement changes to our accounting policies, procedures, systems and personnel to address these issues. We have also performed additional procedures designed to ensure that these internal control deficiencies do not lead to material misstatements in our consolidated financial statements. Specifically, since December 28, 2002 we have implemented the following corrective actions as well as additional procedures:

1.	Adoption and internal publication of our code of conduct;

2.	Establishment of a Disclosure Committee which, among other things, is responsible for ensuring adequate disclosure controls, reviewing various SEC Filings and press releases, and managing our internal management representation letter process;

3.	Review and revision of revenue recognition policies and contracting management policies and procedures, including more formalized training of sales and other staffs, and publication of these policies on our internal website;

4.	Development of additional financial, accounting and other policies and procedures and publication of these policies on our internal website;

5.	Increased supervisory and management reviews of procedures, reconciliation activities and financial reporting;

6.	Enhanced system controls and system reporting; and

7.	Expanded internal audit processes and procedures.

     Longer term corrective actions, some of which we have already begun to implement, include:

1.	Improved financial and management reporting systems;

2.	Continued development of additional financial, accounting and other policies and procedures;

3.	Additional training of our personnel;

4.	Expanded certification by employees of their familiarity, and obligation to comply, with our policies and procedures; and

5.	Periodic re-certification by employees of their continued compliance with our policies and procedures.

     We continue to evaluate the effectiveness of our internal controls and procedures on an ongoing basis and will take further action as appropriate.

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings

     In the normal course of our business, we are subject to proceedings, litigation and other claims. Litigation in general, and securities and intellectual property litigation in particular, can be expensive and disruptive to our normal business operations. Moreover, the results of litigation are difficult to predict. Described below are material legal proceedings in which we are involved. The uncertainty associated with these and other unresolved or threatened legal actions could adversely affect our relationships with existing customers and impair our ability to attract new customers. In addition, the defense of these actions may result in the diversion of management’s resources from the operation of our business, which could impede our ability to achieve our business objectives. The unfavorable resolution of any specific action could materially harm our business, operating results and financial condition, and could cause the price of our common stock to decline significantly. See also “Cautionary Statements – The lingering effects of the SEC investigation and our accounting restatements could materially harm our business, operating results and financial condition” and “Cautionary Statements — Pending and future litigation could materially harm our business, operating results and financial condition.”

     Securities Class Action in the District of Rhode Island. Between October 24, 1997 and March 2, 1998, nine shareholder class action lawsuits were filed against us and certain of our officers and directors in the United States District Court for the District of New Hampshire. By order dated March 3, 1998 these lawsuits, which are similar in material respects, were consolidated into one class action lawsuit, captioned In re Cabletron Systems, Inc. Securities Litigation (C.A. No. 97-542-SD). The complaint alleges that we and several of our officers and directors disseminated materially false and misleading information about our operations and acted in violation of Section 10(b) and Rule 10b-5 of the Exchange Act during the period between March 3, 1997 and December 2, 1997. The complaint further alleges that certain officers and directors profited from the dissemination of such misleading information by selling shares of our common stock during this period. The complaint does not specify the amount of damages sought on behalf of the class. In a ruling dated May 23, 2001, the district court dismissed this complaint with prejudice. The plaintiffs appealed that ruling to the First Circuit Court of Appeals, and, in a ruling issued on November 12, 2002, the Court of Appeals reversed and remanded the case to the District Court for further proceedings. On January 17, 2003, the defendants filed an answer denying all material allegations of the complaint. By Order of the Court dated March 18, 2003, the parties are now engaged in limited discovery. If plaintiffs prevail on the merits of the case, we could be required to pay substantial damages.

     Securities Class Action in the District of New Hampshire. Between February 7, 2002 and April 9, 2002, six class action lawsuits were filed in the United States District Court for the District of New Hampshire. Defendants are us, former chairman and chief executive officer Enrique Fiallo and former chief financial officer Robert Gagalis. By orders dated August 2, 2002 and September 25, 2002, these lawsuits, which are similar in material respects were consolidated into one class action lawsuit, captioned In re Enterasys Networks, Inc. Securities Litigation (C.A. No. 02-CV-71). On December 9, 2002, the plaintiffs filed an amended consolidated complaint, adding two additional defendants, Piyush Patel, former chief executive officer of Cabletron Systems, Inc. (“Cabletron”) and David Kirkpatrick, former chief financial officer of Cabletron. The amended complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 there under. Specifically, plaintiffs allege that during periods spanning from June 28, 2000 and August 3, 2001 and in the period between August 6, 2001 and February 1, 2002 (together the “Class Period”), defendants issued materially false and misleading financial statements and press releases that overstated the our revenues, income, and cash, and understated our net losses, because we purportedly recognized revenue in violation of Generally Accepted Accounting Principles (“GAAP”) and the our own accounting policies in connection with various sales and/or investment transactions. The complaints seek unspecified compensatory damages in favor of the plaintiffs and the other members of the purported class against all of the defendants, jointly and severally as well as fees, costs and interest and unspecified equitable relief. On February 10, 2003, we filed a motion to dismiss the amended complaint. A hearing on this motion has been scheduled to convene during the second quarter of fiscal year 2003. If plaintiffs prevail on the merits of the case, we could be required to pay substantial damages.

     Shareholder Derivative Action in State of New Hampshire. On February 22, 2002, a shareholder derivative action was filed on our behalf in the Superior Court of Rockingham County, State of New Hampshire. The suit is captioned Nemes v. Fiallo, et al. Individual defendants are former chairman and chief executive officer Enrique Fiallo and certain members of our Board of Directors. Plaintiffs allege that the individual defendants breached their fiduciary duty to shareholders by causing or allowing us to conduct our business in an unsafe, imprudent, and unlawful manner and failing to implement and maintain an adequate internal accounting control system. Plaintiffs allege that this breach caused us to improperly recognize revenue in violation of GAAP and our own accounting policies in connection with transactions in our Asia Pacific region, and that this alleged wrongdoing resulted in damages to us. Plaintiffs seek unspecified compensatory damages. On October 7, 2002, the Superior Court approved the parties’ joint stipulation to stay proceedings.

     Shareholder Derivative Action in State of Delaware. On April 16, 2002, a shareholder derivative action was filed in the Court of Chancery of the State of Delaware in and for New Castle County on behalf of us. It is captioned, Meisner v. Enterasys Networks, Inc., et al. Individual defendants are former chairman and chief executive officer Enrique Fiallo and members of our Board of Directors. Plaintiffs allege that the individual defendants permitted wrongful business practices to occur which had the effect of manipulating revenues and earnings, inadequately supervised our employees and managers, and failed to institute legal actions against those officers, directors and employees responsible for the alleged conduct. The complaint alleges counts for breach of fiduciary duty, misappropriation of confidential information for personal profit, and contribution and indemnification. Plaintiffs seek judgment directing defendants to account to us for all damages sustained by us by reason of the alleged conduct, return all compensation of whatever kind paid to them by us, pay interest on the damages as well as costs of the action. On July 11, 2002, the individual defendants filed a motion to dismiss the complaint. The plaintiff has not yet filed a responsive brief with respect to this motion.

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

     Other. In addition, we are involved in various other legal proceedings and claims arising in the ordinary course of business. Our management believes that the disposition of these additional matters, individually or in the aggregate, is not expected to have a materially adverse effect on our financial condition. We believe we have adequately accrued for these matters at March 29, 2003.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:
99.1	Certification of William K. O’Brien under Section 906 of the Sarbanes-Oxley Act.
99.2	Certification of Richard S. Haak, Jr. under Section 906 of the Sarbanes-Oxley Act.
(b)	Reports on Form 8-K:
No current reports on Form 8-K were filed during the three months ended March 29, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTERASYS NETWORKS, INC.

May 9, 2003 Date	By: /s/ WILLIAM K. O’BRIEN William K. O’Brien Chief Executive Officer and Director

ENTERASYS NETWORKS, INC.

May 9, 2003 Date	By: /s/ RICHARD S. HAAK, JR. Richard S. Haak, Jr. Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATION

I, William K. O’Brien, Chief Executive Officer of the registrant, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the registrant;

2.	Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The other certifying officer of the registrant and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	Evaluated the effectiveness of the disclosure controls and procedures of the registrant as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The other certifying officer of the registrant and I have disclosed, based on our most recent evaluation, to the auditors of the registrant and the audit committee of the board of directors (or persons performing the equivalent function) of the registrant:

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

6.	The other certifying officer of the registrant and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003	/s/ WILLIAM K. O’BRIEN William K. O’Brien

CERTIFICATION

I, Richard S. Haak, Jr., Chief Financial Officer of the registrant, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the registrant;

2.	Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The other certifying officer of the registrant and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	Evaluated the effectiveness of the disclosure controls and procedures of the registrant as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The other certifying officer of the registrant and I have disclosed, based on our most recent evaluation, to the auditors of the registrant and the audit committee of the board of directors (or persons performing the equivalent function) of the registrant:

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

6.	The other certifying officer of the registrant and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003	/s/ RICHARD S. HAAK, JR. Richard S. Haak, Jr.

EXHIBIT INDEX

99.1	Certification of William K. O’Brien under Section 906 of the Sarbanes-Oxley Act.
99.2	Certification of Richard S. Haak, Jr. under Section 906 of the Sarbanes-Oxley Act.