Form 10-Q
period 2003-06-28
ENTERASYS NETWORKS INC /DE/
filed 2003-08-12
CIK 846909

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 28, 2003

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 in the Exchange Act) Yes [X] No [  ]

     As of August 5, 2003, there were 205,187,836 shares of the Enterasys common stock, $0.01 par value, outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ENTERASYS NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

	June 28,	December 28,
	2003	2002

	(In thousands, except share
	and per share amounts)
	(unaudited)	(a)
ASSETS
Current assets:
Cash and cash equivalents	$105,673	$136,193
Marketable securities	45,123	82,853
Accounts receivable, net	38,232	41,683
Inventories	40,411	44,552
Income tax receivable	6,676	38,695
Notes receivable	627	2,500
Prepaid expenses and other current assets	18,725	17,220

Total current assets	255,467	363,696
Restricted cash, cash equivalents and marketable securities	19,880	24,450
Long-term marketable securities	44,822	69,766
Investments	21,782	39,135
Property, plant and equipment, net	40,704	47,407
Goodwill	15,129	15,129
Intangible assets, net	20,548	21,764

Total assets	$418,332	$581,347

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,396	$47,589
Accrued compensation and benefits	26,556	31,138
Other accrued expenses	31,479	42,566
Accrued restructuring charges	12,360	7,682
Deferred revenue	50,224	55,982
Customer advances and billings in excess of revenues	10,997	7,398
Income taxes payable	48,565	48,242
Current portion of redeemable convertible preferred stock	—	94,800

Total current liabilities	214,577	335,397
Commitments and contingencies
Stockholders’ equity:
Series F preferred stock, $1.00 par value; 300,000 shares designated; none outstanding	—	—
Undesignated preferred stock, $1.00 par value; 1,700,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value; 450,000,000 shares authorized; 207,000,955 and 204,940,728 shares issued at June 28, 2003 and December 28, 2002, respectively	2,070	2,049
Additional paid-in capital	1,180,245	1,176,843
Accumulated deficit	(925,265)	(875,407)
Unearned stock-based compensation	(37)	(158)
Treasury stock, at cost; 3,053,201 common shares at June 28, 2003 and December 28, 2002	(64,890)	(64,890)
Accumulated other comprehensive income	11,632	7,513

Total stockholders’ equity	203,755	245,950

Total liabilities and stockholders’ equity	$418,332	$581,347

See accompanying notes to consolidated financial statements.

(a)	The balance sheet at December 28, 2002 has been derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

ENTERASYS NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended		Six months ended

	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

	(In thousands, except per share amounts)
Net revenue:
Product	$79,973	$85,046	$154,434	$170,071
Services	28,402	35,016	58,398	70,757

Total revenue	108,375	120,062	212,832	240,828

Cost of revenue:
Product	43,209	47,683	84,746	110,447
Services	10,628	12,258	20,598	21,940

Total cost of revenue	53,837	59,941	105,344	132,387

Gross margin	54,538	60,121	107,488	108,441
Operating expenses:
Research and development (a)	22,018	19,755	41,985	45,292
Selling, general and administrative	44,777	56,168	89,445	121,796
Amortization of intangible assets	1,571	2,177	3,308	4,354
Stock-based compensation	47	932	121	1,953
Special charges	8,203	20,239	8,203	20,239

Total operating expenses	76,616	99,271	143,062	193,634

Loss from operations	(22,078)	(39,150)	(35,574)	(85,193)
Interest income, net	1,509	2,099	3,170	4,057
Other income (expense), net	(14,804)	(15,881)	(14,513)	(31,661)

Loss from continuing operations before income taxes	(35,373)	(52,932)	(46,917)	(112,797)
Income tax expense (benefit)	—	(4,697)	749	(65,736)

Loss from continuing operations	(35,373)	(48,235)	(47,666)	(47,061)
Discontinued operations:
Loss on disposal (net of tax benefit of $0)	—	—	—	(11,700)

Loss from discontinued operations	—	—	—	(11,700)
Net loss	(35,373)	(48,235)	(47,666)	(58,761)
Accretive dividend and accretion of discount on preferred shares	—	(3,202)	(2,192)	(6,372)

Net loss available to common shareholders	$(35,373)	$(51,437)	$(49,858)	$(65,133)

Basic and diluted loss per common share:
Loss from continuing operations available to common shareholders	$(0.17)	$(0.25)	$(0.25)	$(0.27)

Loss from discontinued operations	$—	$—	$—	$(0.06)

Net loss available to common shareholders	$(0.17)	$(0.25)	$(0.25)	$(0.32)

Weighted average number of basic and diluted common shares outstanding	203,344	201,738	202,771	201,230

(a)	Excludes non-cash, stock-based compensation expense.

See accompanying notes to consolidated financial statements.

ENTERASYS NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended

	June 28, 2003	June 29, 2002

	(In thousands)
Cash flows from operating activities:
Net loss	$(47,666)	$(58,761)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	—	11,700
Depreciation and amortization	14,900	21,729
Provision for losses (recoveries) on accounts receivable	(4,320)	(452)
Provision for excess and obsolete inventory	2,790	142
Recovery of notes receivable	(2,450)	—
Stock-based compensation	121	1,953
Net realized gain on sale of marketable securities	(776)	(818)
Loss on investment write-downs	16,250	12,556
Unrealized (gain) loss on Riverstone stock derivative	(178)	18,464
Unrealized loss on foreign currency transactions	3,627	718
Other	—	(842)
Changes in current assets and liabilities:
Accounts receivable	9,266	24,699
Inventories	2,822	13,534
Prepaid expenses and other assets	2,989	(1,585)
Accounts payable and accrued expenses	(26,437)	(51,736)
Customer advances and billings in excess of revenues	3,599	(50,896)
Deferred revenue	(6,652)	(11,388)
Income taxes receivable, net	29,058	45,721

Net cash used in operating activities	(3,057)	(25,262)

Cash flows from investing activities:
Capital expenditures and purchases of intangible assets	(8,231)	(13,993)
Proceeds from sale of building	625	—
Proceeds from sale of minority investments	1,103	3,472
Cash paid for minority investments	—	(1,677)
Purchase of marketable securities	(39,022)	(69,808)
Sales and maturities of marketable securities	105,956	95,918

Net cash provided by investing activities	60,431	13,912

Cash flows from financing activities:
Proceeds from common stock issued pursuant to employee stock purchase plans	826	820
Net payments for redemption of Series D and E Preferred Stock	(97,138)	—
Proceeds from notes receivable	4,950	14,000
Proceeds from exercise of stock options and warrants	2,597	3,846

Net cash (used in) provided by financing activities	(88,765)	18,666

Cash flows related to discontinued operations	—	23,622

Effect of exchange rate changes on cash	871	352

Net (decrease) increase in cash and cash equivalents	(30,520)	31,290
Cash and cash equivalents at beginning of period	136,193	114,800

Cash and cash equivalents at end of period	$105,673	$146,090

Supplemental disclosure of cash flow information:
Cash refunds received for income taxes, net	$31,159	$112,936
Non-cash investing and financing transactions:
Accretive dividend and accretion of discount on preferred shares	$2,192	$6,372
Note receivable from sale of building	$625	$—

See accompanying notes to consolidated financial statements.

ENTERASYS NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Basis of Presentation

     The accompanying unaudited consolidated financial statements of Enterasys Networks, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Article 3 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include normal recurring adjustments except as disclosed herein) necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year. The accompanying financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002.

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

Stock-Based Compensation Plans

     The Company accounts for its stock-based employee compensation plans using the intrinsic method under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” to stock-based employee compensation:

	Three months ended		Six months ended

	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

	(In thousands, except per share amounts)
Net loss available to common shareholders, as reported	$(35,373)	$(51,437)	$(49,858)	$(65,133)
Add: Total stock-based employee compensation expense determined under fair-value-based method for the employee stock option awards and the employee stock purchase plans, net of related tax benefits	(5,013)	(6,017)	(10,204)	(14,492)

Pro forma net loss available to common shareholders	$(40,386)	$(57,454)	$(60,062)	$(79,625)

Basic and diluted loss per share:
As reported	$(0.17)	$(0.25)	$(0.25)	$(0.32)

Pro forma	$(0.20)	$(0.28)	$(0.30)	$(0.40)

     The pro forma information above is required by SFAS No. 123, as amended by SFAS No. 148, and has been prepared as if the Company had accounted for its employee stock options (including shares issued under the Employee Stock Purchase Plan) under the fair value method of that statement. The fair value of each Company option grant was estimated on the date of grant using the Black-Scholes option pricing model, with the following weighted-average assumptions used for grants:

	Three months ended		Six months ended

	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

Employee stock options:
Risk-free interest rate	2.52%	2.79%	2.52%-2.86%	2.79%
Expected option life	5.37 years	5.40 years	5.37-5.44 years	5.4 years
Expected volatility	111.71%	113.28%	111.17-111.71%	113.28%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Employee stock purchase plan shares:
Risk-free interest rate	0.95%	1.23%	0.95%-1.15%	1.23%
Expected option life	6 months	11 months	6 months	11 months
Expected volatility	91.01%	98.11%	91.01-112.23%	98.11%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

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

     In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires companies to recognize costs associated with exit or disposal activities when a liability is incurred rather than at the date of a commitment to an exit or disposal plan. This statement is effective for exit or disposal activities initiated after December 31, 2002. The Company recorded restructuring charges of $8.2 million in the second quarter of fiscal year 2003 that were in accordance with the new requirements.

     In November 2002, the FASB issued FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others.” FIN No. 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN No. 45 requires disclosures about the guarantees that an entity has issued, including a roll-forward of the entity’s product warranty liabilities. The Company’s warranty experience has not been significant. The Company adopted the annual disclosure provisions of FIN No. 45 at December 28, 2002. The Company adopted the provisions for initial recognition and measurement and interim disclosures during the first quarter of fiscal year 2003. The adoption of FIN No. 45 did not have a material impact on the Company’s consolidated financial statements.

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

     In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 25, 2003. The Company has no significant ownership in any minority investment that might be considered a variable interest entity and, as such, the adoption of FIN 46 will not have an effect on the consolidated financial statements.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”. This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003 and is to be applied prospectively. The Company has no derivatives imbedded in other contracts and no hedging relationships at this time and, as such, the adoption of SFAS No. 149 will not have an effect on the consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 is not expected to have a material impact on the Company’s consolidated financial statements.

     In May 2003, the FASB issued EITF No. 03-5, “Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition, to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software,” which provides guidance on how to account for non-software deliverables included in an arrangement that contains software that is more than incidental to the products or services as a whole. The provisions of this EITF are effective for revenue arrangements entered into beginning in the Company’s third quarter of fiscal year 2003. The Company is currently evaluating the impact the adoption will have on its consolidated financial statements.

Reclassifications

     Certain prior period balances have been reclassified to conform to the current period presentation.

3. Accounts Receivable

     Accounts receivable were as follows:

	June 28, 2003	December 28, 2002

	(In thousands)
Gross accounts receivable	$48,542	$60,933
Allowance for doubtful accounts	(10,310)	(19,250)

Accounts receivable, net	$38,232	$41,683

     The Company defers revenue on product shipments to certain stocking distributors until those distributors have sold the product to their customer. At June 28, 2003 and December 28, 2002, $21.8 million and $21.4 million, respectively, of product shipments to distributors had been billed and revenue had not been recognized, of which $7.5 million and $3.8 million, respectively, were paid and are included in customer advances and billings in excess of revenues. The balance of $14.3 million and $17.6 million, respectively, was unpaid and is recorded as an offset to gross accounts receivable.

4. Inventories

     Inventories consisted of the following:

	June 28, 2003	December 28, 2002

	(In thousands)
Raw materials	$2,416	$2,454
Finished goods	37,995	42,098

Inventories	$40,411	$44,552

5. Income Taxes

     For the six months ended June 28, 2003, the Company incurred net tax expense of $0.7 million due to certain foreign and state taxes. Effective for fiscal year 2003, the Company no longer records an income tax benefit for losses generated in the U.S. due to the uncertainty of realizing such benefits and the fact that the Company has fully utilized its tax loss carryback benefits. Due to the favorable resolution in the second quarter of fiscal year 2003 of certain US Federal tax audit matters, net tax expense for the three months ended June 28, 2003 was $0.0 million. For the three and six months ended June 29, 2002, the Company recorded net income tax benefits of $4.7 and $65.7 million, respectively, due primarily to the tax loss carry back benefits associated with the passage of the Job Creation and Worker Assistance Act of 2002, whereby the allowable period to carry back net operating losses was increased from two to five years. The Company received net tax refunds of $31.2 million during the six months ended June 28, 2003, primarily related to the Job Creation and Workers Assistance Act of 2002.

6. Goodwill and Intangible Assets

     In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is subject to an annual impairment test using a fair-value-based approach. All other intangible assets are amortized over their estimated useful lives and assessed for impairment under SFAS No. 144, “Accounting for the Impairment and Disposal of Long-lived Assets.” The Company has designated the end of the third quarter of the fiscal year as the date of the annual test. In addition to the annual impairment test, SFAS No. 142 also requires the Company to perform an impairment test if an event or circumstances indicate that it is more likely than not that an impairment loss has occurred. Goodwill at June 28, 2003 and December 28, 2002 was $15,129.

     The Company acquired certain fixed assets and intellectual property from Tenor Networks in April of 2003. The Company allocated the purchase price between the fixed assets and intellectual property acquired. The amount allocated to the Patents and Technology intangibles was $2.1 million, and this amount will be amortized over the estimated useful life of the intangibles, or 36 months.

The table below presents gross amortizable intangible assets and the related accumulated amortization at June 28, 2003:

	Gross		Net Carrying
	Carrying	Accumulated	Value of
	Amount	Amortization	Intangible Assets

		(In thousands)
Customer Relations	$28,600	$(20,736)	$7,864
Patents and Technology	34,292	(21,608)	12,684

Total	$62,892	$(42,344)	$20,548

     All of the Company’s identifiable intangible assets are subject to amortization. Total amortization expense was $1.6 million and $3.3 million for the three months and six months ended June 28, 2003, respectively and $2.2 million and $4.4 million for the three and six months ended June 29, 2002, respectively. Based on intangible assets recorded at June 28, 2003, the estimated amortization expense is $3.2 million for the remainder of fiscal year 2003; $6.4 million for each of the fiscal years 2004 and 2005; $3.2 million for fiscal year 2006; $0.5 million for fiscal year 2007 and $0.8 million thereafter.

7. Other Accrued Expenses

     Other accrued expenses consisted of the following:

	June 28, 2003	December 28, 2002

	(In thousands)
Accrued legal and audit costs	$12,857	$15,026
Accrued marketing and selling costs	8,814	11,663

	June 28, 2003	December 28, 2002

	(In thousands)
Accrued liability on lease guarantees	265	4,324
Other	9,543	11,553

Total other accrued expenses	$31,479	$42,566

8. Special Charges

     The following table summarizes accrued restructuring activity:

	Severance	Facility Exit
	Benefits	Costs	Total

		(In thousands)
Balance, March 30, 2002	$1,294	$2,207	$3,501
Q2 restructuring charge	20,239	—	20,239
Q2 cash payments	(16,169)	(336)	(16,505)

Balance, June 29, 2002	5,364	1,871	7,235
Q3 restructuring charge	5,646	5,089	10,735
Q3 cash payments	(4,536)	(1,307)	(5,843)

Balance, September 28, 2002	6,474	5,653	12,127
Q4 reversal of prior year charge	(204)	—	(204)
Q4 restructuring charge	89	1,120	1,209
Q4 cash payments	(4,743)	(707)	(5,450)

Balance, December 28, 2002	1,616	6,066	7,682
Q1 cash payments	(791)	(544)	(1,335)

Balance, March 29, 2003	825	5,522	6,347
Q2 restructuring charge	7,431	772	8,203
Q2 cash payments	(1,908)	(282)	(2,190)

Balance, June 28, 2003	$6,348	$6,012	$12,360

     The majority of remaining accrued severance costs of $6.3 million as of June 28, 2003 will be paid out during fiscal year 2003; and the remaining accrued facility exit costs of $6.0 million, which consist of long-term lease commitments, will be paid out primarily over the next several years.

     The Company recorded a restructuring charge of $8.2 million during the second quarter of fiscal year 2003, which included $7.4 million in employee severance related costs for 56 individuals terminated during the quarter and 160 individuals scheduled to be terminated during the second half of fiscal year 2003. In addition, the Company recorded $0.8 million of facility exit costs as a result of a decrease in estimated future sublease income anticipated from a vacated facility. During the fourth quarter of fiscal year 2002, the Company recorded a restructuring charge of $1.2 million primarily for facilities exit costs related to the closure of two facilities. During the third quarter of fiscal year 2002, the Company recorded a special charge of $10.7 million related to restructuring costs, which consisted of exit costs of $5.1 million related to the closure or reduction in size of seven facilities and employee severance costs of $5.6 million. The employee severance costs were associated with the reduction of approximately 130 individuals or 8% of the Company’s global workforce. During the second quarter of fiscal year 2002, the Company recorded a special charge of $20.2 million related to restructuring costs. These restructuring costs consisted of employee severance costs associated with the reduction of approximately 600 individuals or 26% of the Company’s global workforce. The reductions in the global workforce involved most functions within the Company.

9. Other Income (Expense), Net

     The following schedule reflects the components of other income (expense), net:

	Three months ended		Six months ended

	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002

		(In thousands)
Impairment of investments	$(16,068)	$(12,132)	$(16,250)	$(12,556)
Unrealized (loss) gain on Riverstone stock derivative	—	(3,758)	178	(18,464)
Net realized gain on sale of marketable securities	650	818	776	818
Recovery of note receivable	—	—	2,450	—

	Three months ended		Six months ended

	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002

		(In thousands)
Foreign currency (loss) gain	(333)	261	(2,860)	(160)
Other, net	947	(1,070)	1,193	(1,299)

Total other income (expense), net	$(14,804)	$(15,881)	$(14,513)	$(31,661)

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

     A portion of the Company’s Series D and E convertible preferred stock redemption liability was offset by the value of 1.3 million shares of Riverstone stock received by the holders of the Series D and E redeemable convertible preferred stock in connection with the Company’s spin-off of its Riverstone subsidiary in August 2001. This offset created a derivative instrument as the Company’s liability was related to the Riverstone stock price. The value of the Riverstone shares increased by $0.2 million during the first quarter of the fiscal year 2003 and decreased by $3.8 million and $18.5 million for the three and six months ended June 29, 2002, respectively. The changes in the redemption liability were recorded in other income (expense), net. The Company redeemed all of the Series D and E convertible preferred stock in the first quarter of fiscal year 2003.

     At December 28, 2002, the Company had a valuation allowance of $3.6 million on the balance of a note receivable, issued as part of a credit agreement related to the Company’s earlier sale of its Digital Networks Product Group, due to significant uncertainty regarding the likelihood that the Company would receive the balance due. During the first quarter of the fiscal year 2003, the Company reduced the valuation allowance to $1.1 million due to a subsequent receipt of a principal payment of approximately $2.5 million on March 31, 2003.

10. Comprehensive Loss

     The Company’s total comprehensive loss was as follows:

	Three months ended		Six months ended

	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002

		(In thousands)
Net loss	$(35,373)	$(48,235)	$(47,666)	$(58,761)
Other comprehensive income (loss):
Unrealized (loss) gain on marketable securities	(746)	(103)	(1,087)	1,780
Foreign currency translation adjustment	2,819	1,027	5,206	1,070

Total comprehensive loss	$(33,300)	$(47,311)	$(43,547)	$(55,911)

11. Segment Information

     The Company operates its business as one segment, which is the business of designing, developing, marketing and supporting comprehensive networking solutions.

Net revenue by geography is as follows:

	Three months ended				Six months ended

	June 28, 2003		June 29, 2002		June 28, 2003		June 29, 2002

	Revenue	Percent	Revenue	Percent	Revenue	Percent	Revenue	Percent

				($ In thousands)
North America	$54,946	50.7%	$74,723	62.2%	$106,323	50.0%	$143,095	59.4%
Europe, Middle East and Africa	31,477	29.0	33,387	27.8	66,852	31.4	69,896	29.0
Asia Pacific	15,348	14.2	5,871	4.9	25,484	12.0	11,688	4.9
Latin America	6,604	6.1	6,081	5.1	14,173	6.6	16,149	6.7

Total net revenue	$108,375	100.0%	$120,062	100.0%	$212,832	100.0%	$240,828	100.0%

12. Loss Per Share

     Basic and diluted net loss per common share is computed using the weighted average number of common shares outstanding. Options to purchase 27.8 million and 32.2 million shares of common stock were outstanding at June 28, 2003 and June 29, 2002, respectively and 7.9 million warrants to purchase shares of the Company’s common stock were outstanding at June 28, 2003 and June 29, 2002 but were not included in the computation of diluted net loss per share since the effect was anti-dilutive.

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

     Described below are the material legal proceedings in which the Company is involved:

     Securities Class Action in the District of Rhode Island. Between October 24, 1997 and March 2, 1998, nine shareholder class action lawsuits were filed against the Company and certain of its officers and directors in the United States District Court for the District of New Hampshire. By order dated March 3, 1998, these lawsuits, which are similar in material respects, were consolidated into one class action lawsuit, captioned In re Cabletron Systems, Inc. Securities Litigation (C.A. No. 97-542-SD). The complaint alleges that the Company and several of its officers and directors disseminated materially false and misleading information about the Company’s operations and acted in violation of Section 10(b) and Rule 10b-5 of the Exchange Act during the period between March 3, 1997 and December 2, 1997. The complaint further alleges that certain officers and directors profited from the dissemination of such misleading information by selling shares of the Company’s common stock during this period. The complaint does not specify the amount of damages sought on behalf of the class. In a ruling dated May 23, 2001, the District Court dismissed this complaint with prejudice. The plaintiffs appealed that ruling to the First Circuit Court of Appeals, and, in a ruling issued on November 12, 2002, the Court of Appeals reversed and remanded the case to the District Court for further proceedings. On January 17, 2003, the defendants filed an answer denying all material allegations of the complaint. By order of the Court dated March 18, 2003, the parties are now engaged in limited discovery. On July 16, 2003, the defendants renewed their motion to dismiss the complaint. If the plaintiffs prevail on the merits of this case, the Company could be required to pay substantial damages.

     Securities Class Action in the District of New Hampshire. Between February 7, 2002 and April 9, 2002, six class action lawsuits were filed in the United States District Court for the District of New Hampshire. Defendants are the Company, former chairman and chief executive officer Enrique Fiallo and former chief financial officer Robert Gagalis. By orders dated August 2, 2002 and September 25, 2002, these lawsuits, which are similar in material respects were consolidated into one class action lawsuit, captioned In re Enterasys Networks, Inc. Securities Litigation (C.A. No. 02-CV-71). On December 9, 2002, the plaintiffs filed an amended consolidated complaint, adding two additional defendants, Piyush Patel, former chief executive officer of Cabletron Systems, Inc. (“Cabletron”) and David Kirkpatrick, former chief financial officer of Cabletron. The amended complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 there under. Specifically, plaintiffs allege that during periods spanning from June 28, 2000 and August 3, 2001 and in the period between August 6, 2001 and February 1, 2002 (together the “Class Period”), defendants issued materially false and misleading financial statements and press releases that overstated the Company’s revenues, income, and cash, and understated the Company’s net losses, because the Company purportedly recognized revenue in violation of Generally Accepted Accounting Principles (“GAAP”) and the Company’s own accounting policies in connection with various sales and/or investment transactions. The complaints seek unspecified compensatory damages in favor of the plaintiffs and the other members of the purported class against all of the defendants, jointly and severally as well as fees, costs and interest and unspecified equitable relief. On February 10, 2003, the Company filed a motion to dismiss the amended complaint. A hearing on this motion has been scheduled for September 25, 2003. If plaintiffs prevail on the merits of the case, the Company could be required to pay substantial damages.

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

     Shareholder Derivative Action in State of Delaware. On April 16, 2002, a shareholder derivative action was filed on the

Company’s behalf in the Court of Chancery of the State of Delaware in and for New Castle County. It is captioned; Meisner v. Enterasys Networks, Inc., et al. Individual defendants are former chairman and chief executive officer Enrique Fiallo and members of the Company’s Board of Directors. Plaintiffs allege that the individual defendants permitted wrongful business practices to occur which had the effect of manipulating revenues and earnings, inadequately supervised the Company’s employees and managers, and failed to institute legal actions against those officers, directors and employees responsible for the alleged conduct. The complaint alleges counts for breach of fiduciary duty, misappropriation of confidential information for personal profit, and contribution and indemnification. Plaintiffs seek judgment directing defendants to account to the Company for all damages sustained by the Company by reason of the alleged conduct, return all compensation of whatever kind paid to them by the Company, pay interest on the damages as well as costs of the action. On July 11, 2002, the individual defendants filed a motion to dismiss the complaint. The plaintiff has not yet filed a brief with respect to this motion.

     Other. In addition, the Company is involved in various other legal proceedings and claims arising in the ordinary course of business. Management believes that the disposition of these additional matters, individually or in the aggregate, is not expected to have a materially adverse effect on the financial condition of the Company. However, depending on the amount and timing of such disposition, an unfavorable resolution of some or all of these matters could materially affect the Company’s future results of operations or cash flows in a particular period. The Company believes it has adequately accrued for these matters at June 28, 2003.

Other

     In some instances prior to fiscal year 2002, customers of the Company received financing for the purchase of equipment from third party leasing organizations and the Company guaranteed the payments of those customers. Most of these guarantees related to the sale of Riverstone equipment. During the first six months of fiscal year 2003 and fiscal year 2002, the Company made payments of $3.7 million and $3.4 million, respectively, related to these guarantees. During July 2003, the Company entered into a $5.5 million settlement agreement with a Riverstone customer for reimbursement of lease guarantee payments made by the Company related to default guarantees of the customer’s equipment lease obligations provided in prior years. The Company recorded the initial receipt of $2.0 million, in July 2003, as a reduction to selling, general and administrative expense in the second quarter of fiscal year 2003, and the balance of $3.5 million will be paid in 24 installments and recorded as a reduction to operating expense when received.

     In addition, the Company has guaranteed a portion of a former subsidiary’s (Aprisma), lease obligations and related maintenance and management fees through 2012. At June 28, 2003, the amount of the guarantee was $4.0 million and automatically reduces to $3.0 million on February 1, 2009, to $2.0 million on February 1, 2010 and to $1.0 million on February 1, 2011 and terminates on February 1, 2012. The Company estimates the fair value of the guarantee to be between $2.0 million and $4.0 million based on current market rates for similar property. The Company is indemnified for up to $3.5 million in losses it may incur in connection with this guarantee. The Company has pledged $4.8 million to secure this guarantee.

     Through June 28, 2003, the Company has incurred legal and forensic accounting fees of approximately $24.9 million for services rendered in connection with the SEC investigation into the Company’s financial accounting and reporting practices, the subsequent restatement of the Company’s fiscal year 2001 and transition year 2001 financial statements, and the various shareholder lawsuits discussed above. The Company has not received a determination as to whether and to what extent costs incurred to date are reimbursable under its insurance coverage. These costs are expensed to operating expenses as they are incurred. Costs incurred during the three months and six months ended June 28, 2003 were $2.4 million and $3.9 million, respectively and for the three and six months ended June 29, 2002 were $6.7 million and $10.2 million, respectively.

     The Company could be required to make up to $13.8 million of additional capital contributions to venture capital funds in which it is already an investor, which includes a $0.6 million capital contribution made by the Company in July 2003. If the Company fails to make a required contribution, the Company’s existing investments, with a carrying value of $3.2 million at June 28, 2003, could be significantly diluted.

14. Redemption of Series D and E Redeemable Convertible Preferred Stock

     On February 21, 2003, the holders of the Company’s Series D and E Preferred Stock notified the Company of their intention to exercise their right to redeem these shares effective as of February 23, 2003. The Company redeemed these shares during the first quarter of fiscal year 2003 for $97.1 million, which is net of the value of the Riverstone shares sold by the Strategic Investors, which partially offset the redemption liability.

15. Related Party Transactions

Investments

     The Company has minority investments in debt and equity securities of certain companies. The Company does not have a controlling interest in these entities. Revenue recognized from sales to investee companies was $3.2 million and $3.5 million for the three and six months ended June 29, 2003, respectively, and $3.0 million and $5.5 million for the three and six months ended June 29, 2002, respectively, and was related to cash transactions with normal terms and conditions.

Consulting Arrangements

     In connection with senior management resignations in September 2001, the Company entered into consulting arrangements with two former members of senior management to provide strategic advice and assistance to the Company for a period of one year. The Company paid consulting fees under these arrangements of approximately $0.06 million and $0.12 million in the three and six months ended June 29, 2002, respectively. These arrangements ended in September 2002.

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

     We refer to our current fiscal year, the twelve-month period ending January 3, 2004 as “fiscal year 2003” and our prior fiscal year, the twelve-month period ended December 28, 2002 as “fiscal year 2002” throughout this Item. We refer to the ten-month transition period from March 4, 2001 through December 29, 2001 as “transition year 2001” and the twelve-month period ended March 3, 2001 as “fiscal year 2001” throughout this Item.

     All references in this quarterly report to “Enterasys Networks,” “we,” “our,” or “us” mean Enterasys Networks, Inc.

Overview

     We are a global provider of Business Driven Networks™, enterprise networks designed and developed to enhance the security, productivity and adaptability of enterprises. With a strong focus on secure networks, open convergence and on-demand networking solutions, we believe our solutions meet the specific business requirements of our customers while delivering a high return on investment and low total cost of ownership. Our global customer base includes commercial enterprises; government entities; health care, financial, educational and non-profit institutions; and other organizations.

     Net revenue declined in the first half of fiscal year 2003 as compared to the level attained in the first half of fiscal year 2002 primarily due to the weak enterprise networking solutions market, particularly in North America, the timing of new product introductions and lower service revenue from maintenance contracts. Net revenue increased 3.8% for the second quarter of fiscal year 2003 as compared to the first quarter of fiscal year 2003 primarily as a result of the introduction of our new N-Series switching platform and increased product demand in the Asia Pacific region.

     Throughout fiscal year 2002 we implemented cost reduction programs to reduce cost of sales, research and development expense as well as selling, general and administrative expense. Annualized labor costs decreased approximately $50.0 million as a result of these actions. In an effort to further reduce our cost structure, we recorded a restructuring charge of $8.2 million during the second quarter of fiscal year 2003, which included $7.4 million in employee severance related costs for 56 individuals terminated during the quarter and 160 individuals scheduled to be terminated during the second half of fiscal year 2003. In addition, we recorded $0.8 million of facility exit costs as a result of a decrease in estimated future sublease income anticipated from a vacated facility. We expect to incur additional restructuring charges during the third quarter of fiscal year 2003, including additional employee severance costs which could potentially be as high as $2.0 million as well as approximately $2.0 million of facility exit costs for the consolidation of our primary North American distribution center into an owned facility with excess space.

The fiscal year 2003 reductions in the global workforce are expected to total approximately 270 employees or 16.5% of our workforce and will involve most functions within the Company. Once completed, we expect our fiscal year 2003 workforce reductions, along with the distribution center consolidation, to result in quarterly cost savings in excess of $5.0 million. However, in the near term, we expect our cost reduction initiatives will be at least partially offset by the ongoing costs associated with the pending shareholder litigation and additional efforts to accelerate system and process improvement initiatives, including costs to replace disparate management information systems in various international locations.

     We intend to continue making appropriate investments in research and development. During the second quarter of fiscal year 2003 we introduced a number of new products including our N-Series switching platform which incorporates a distributed switching architecture, high capacity scalability, enhanced reliability and functionality along with compatibility with our previously installed switches. In addition, we introduced our new XSR-3000 and XSR-4000 security router platforms designed to accommodate larger regional offices of 40 to 200 users, compared to 40 user branch office capability of our current XSR platform. We also released version 6.1 of our Dragon intrusion detection system, which increases our capabilities in host-based and network-based intrusion detection systems.

     In April 2003, we acquired certain intellectual property from Tenor Networks, Inc. The acquisition of this intellectual property is intended to advance our core router development path which includes adding high performance Internet Protocol and Multi-Protocol Label Switching capabilities to our current routing products. We hired approximately 20 engineers from Tenor, including co-founders Leon Woo and Robert Ryan. Mr. Woo was named our Executive Vice President of Engineering, and will lead our worldwide research and development activities. The Tenor acquisition was a cash transaction that did not have a material impact on our liquidity or financial position.

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

	Three months ended		Six months ended

	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002

Net revenue:
Product	73.8%	70.8%	72.6%	70.6%
Services	26.2	29.2	27.4	29.4

Total net revenue	100.0	100.0	100.0	100.0

Cost of revenue:
Product	54.0	56.1	54.9	64.9
Services	37.4	35.0	35.3	31.0

Total cost of revenue	49.7	49.9	49.5	55.0

Gross Margin:
Product gross margin	46.0	43.9	45.1	35.1
Services gross margin	62.6	65.0	64.7	69.0

Total gross margin	50.3	50.1	50.5	45.0

Research and development	20.3	16.5	19.7	18.8
Selling, general and administrative	41.3	46.8	42.0	50.6
Amortization of intangible assets	1.5	1.8	1.6	1.8
Stock-based compensation	—	0.8	—	0.8
Special charges	7.6	16.8	3.9	8.4

Total operating expenses	70.7	82.7	67.2	80.4

Loss from operations	(20.4)%	(32.6)%	(16.7)%	(35.4)%

Second Quarter of Fiscal Year 2003 Compared to the Second Quarter of Fiscal Year 2002

Net Revenue

     During the second quarter of fiscal year 2003, the market for enterprise networking solutions continued to be challenging. Our customers’ purchasing activity decreased from the second quarter of fiscal year 2002 due to continued weakness in the markets we serve as well as competitive factors. Net revenue decreased by $11.7 million, or 9.7%, from $120.1 million in the second quarter of fiscal year 2002 to $108.4 million in the second quarter of fiscal year 2003 primarily due to lower unit sales volume, as well as lower revenue from maintenance contracts. Sequentially, net revenues for the second quarter of fiscal year 2003 increased by 3.8% from the first quarter of fiscal year 2003 primarily due to the introduction of our N-Series switching platform, and an increase in product demand in Asia Pacific and North America.

     Product revenue decreased by $5.0 million, or 5.9%, from $85.0 million in the second quarter of fiscal year 2002 to $80.0 million in the second quarter of fiscal year 2003 primarily due to lower unit sales volume in the second quarter of fiscal year 2003. Our product revenue, which is derived principally from sales of our switching and routing products, was adversely impacted by the weak enterprise networking solutions market, customer capital spending constraints as well as competitive factors. Sequentially, product revenue for the second quarter of fiscal year 2003 increased by 7.4% as compared to the first quarter of fiscal year 2003. The sequential increase in product revenue was partially the result of the availability of our new N-Series switching platform in the second quarter of fiscal year 2003, which accounted for approximately 9.0% of our product shipments, and the execution of marketing strategies designed to target certain customers. Additionally, we experienced increased demand in Asia Pacific after a seasonal reduction in the first quarter of fiscal year 2003. We believe that our future revenue will generally fluctuate with overall changes in the markets we serve and will be affected by the nature and timing of new product introductions by our competitors and us, as well as other competitive factors.

     Services revenue decreased by $6.6 million, or 18.9%, from $35.0 million in the second quarter of fiscal year 2002 to $28.4 million in the second quarter of fiscal year 2003. The decrease in services revenue is primarily due to a declining maintenance revenue base resulting from the expiration of higher priced maintenance contracts on legacy products, which in some cases have been replaced by lower priced contracts for new products. Sales of new product maintenance contracts were not sufficient to offset the decline in our maintenance revenue base. Sequentially, services revenue for the second quarter of fiscal year 2003 declined by 5.3% as compared to the first quarter of fiscal year 2003. We believe that the negative trend in services revenue may continue until growth in new product sales and associated maintenance contracts are sufficient to replace the expiration of legacy maintenance contracts.

     Net revenue to customers outside of North America was $53.5 million or 49.3% of total net revenue for the second quarter of fiscal year 2003, compared to $45.4 million, or 37.8% of net revenue for the second quarter of fiscal year 2002. The increase in net revenue outside of North America is primarily due to an increase of $9.5 million in net revenue in Asia Pacific. Net revenue to customers in North America decreased from $74.7 million in the second quarter of fiscal year 2002 to $54.9 million in the second quarter of fiscal year 2003, primarily as a result of continued weakness in the North American markets we serve. However, net revenue to customers in North America during the second quarter of fiscal year 2003 increased by 6.9% over the previous quarter, primarily due to the availability of the new N-Series switching platform and the execution of marketing strategies designed to target certain customers.

Gross Margin

     Total gross margin decreased by $5.6 million, from $60.1 million in the second quarter of fiscal year 2002 to $54.5 million in the second quarter of fiscal year 2003. Total gross margin as a percentage of net revenue improved to 50.3% in the second quarter of fiscal year 2003, as compared to 50.1% in the second quarter of fiscal year 2002.

     The margin percentage improvement was principally due to improved product gross margin, which increased to 46.0% compared to 43.9% in the second quarter of fiscal year 2002. The product gross margin percentage improvement was primarily due to improvement in underlying product related expense as a result of initiatives designed to lower supply costs from our contract manufacturers, as well as reductions in fixed costs due to our cost reduction activities and supply chain process improvement initiatives, which were partially offset by a $0.9 million provision for excess and obsolete inventory in the second quarter of fiscal year 2003. Our product gross margin percentage varies depending on unit volumes and product mix sold as well as other factors such as competitors’ pricing. In addition, the nature and timing of our new product introductions, as well as our competitors’ new products entering the markets we serve, could adversely affect our inventory levels in the future and may result in additional excess and obsolete inventory provisions.

     Services gross margin percentage decreased from 65.0% in the second quarter of fiscal year 2002 to 62.6% in the second quarter of fiscal year 2003. The services gross margin decline was primarily due to the cost of services revenue, which consists primarily of fixed costs, not decreasing in proportion to the decrease in services net revenue. We are planning to further reduce our fixed service costs as part of our on-going restructuring programs.

Operating Expenses

     Research and development expense increased by $2.2 million, from $19.8 million in the second quarter of fiscal year 2002 to $22.0 million in the second quarter of fiscal year 2003. As a percentage of revenue, research and development spending for the second quarter of fiscal year 2003 increased to 20.3% from 16.5% in the second quarter of fiscal year 2002. The increase in research and development expenses from the prior year was primarily due to an increase in the cost of pilot and prototype units related to new product introductions and an increase in labor costs related to the addition of Tenor personnel. We expect research and development expense to increase slightly during the remainder of fiscal year 2003, primarily as a result of increased new product initiatives.

     Selling, general and administrative expense decreased by $11.4 million from $56.2 million in the second quarter of fiscal year 2002 to $44.8 million in the second quarter of fiscal year 2003. As a percentage of revenue, SG&A spending for the second quarter of fiscal year 2003 decreased to 41.3% from 46.8% in the second quarter of fiscal year 2002. The decrease in SG&A expense was primarily the result of an $8.1 decrease in provisions for bad debts and customers lease guarantee obligations; a $4.3 million decrease in costs associated with the recently settled SEC investigation and various shareholder lawsuits discussed in this quarterly report; a $1.7 million reduction in audit fees; and a $1.2 million decrease in labor costs due to cost reduction initiatives implemented during fiscal year 2002. The decrease in SG&A expense was partially offset by an increase in marketing and advertising expenditures of $1.1 million related to the N-Series switching platform and other product launches during the second quarter of fiscal year 2003 and an increase in expenses of $1.6 million related to the continued development of channel relationships. Excluding the impact of bad debt and lease guarantee recoveries, as well as ongoing shareholder litigation, future SG&A expenses are expected to decline as a result of our cost reduction activities.

Amortization of Intangible Assets

     Amortization of intangibles decreased by $0.6 million from $2.2 million in the second quarter of fiscal year 2002 to $1.6 million in the second quarter of fiscal year 2003, primarily as a result of some intangibles becoming fully amortized.

Stock-based Compensation

     Stock-based compensation decreased by $0.9 million as a result of some underlying stock options becoming fully vested.

Special Charges

     We recorded a restructuring charge of $8.2 million during the second quarter of fiscal year 2003, which included $7.4 million in employee severance related costs for 56 individuals terminated during the quarter and 160 individuals scheduled to be terminated during the second half of fiscal year 2003. In addition, we recorded $0.8 million of facility exit costs as a result of a decrease in estimated future sublease income anticipated from a vacated facility. We expect to incur additional restructuring charges during the third quarter of fiscal year 2003, including additional employee severance costs which could potentially be as high as $2.0 million as well as approximately $2.0 million of facility exit costs for the consolidation of our primary North American distribution center into an owned facility with excess space. The fiscal year 2003 reductions in the global workforce are expected to total approximately 270 employees or 16.5% of our workforce and will involve most functions within the Company. During the second quarter of fiscal year 2002, we recorded a special charge of $20.2 million related to restructuring costs. These restructuring costs consisted of employee severance costs associated with the reduction of approximately 600 individuals or 26% of our global workforce. The reductions in the global workforce involved most functions within the business.

Interest Income, net

     Interest income, net declined from $2.1 million in the second quarter of fiscal year 2002 to $1.5 million in the second quarter of fiscal year 2003, primarily due to lower interest rates and lower average cash and investment balances available for investing.

Other Income (Expense), net

     Other expense, net decreased slightly to $14.8 million for the second quarter of fiscal 2003 from $15.9 million for the second quarter of fiscal year 2002. Other expense, net consists primarily of investment impairments of $16.1 million for the second quarter of fiscal year 2003 and $12.1 million for the second quarter of fiscal year 2002. We review our minority investments in debt and equity securities of primarily privately held companies for potential impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Impairments in carrying value are based on investee-specific events including declines in the investees’ stock price in new rounds of financing, market capitalization relative to book value, deteriorating financial condition or results of operations and bankruptcy or insolvency. At June 28, 2003, our minority investments totaled $21.8 million. The concentration of our investments in privately-held technology companies, many of which are in the start-up or development stage, exposes our investments to increased risk. If these companies are not successful, we could incur additional impairment charges and lose our entire investment.

Income Tax Expense (Benefit)

     Due to the favorable resolution in the second quarter of fiscal year 2003 of certain US Federal tax audit matters, net tax expense for the three months ended June 28, 2003 was $0.0 million and is expected to be $0.0 million for the remainder of fiscal year 2003. Effective for fiscal year 2003, we no longer record an income tax benefit for losses generated in the U.S. due to the uncertainty of realizing such benefits and the fact that we have fully utilized our tax loss carryback benefits. For the second quarter of fiscal year 2002, we incurred net income tax benefits of $4.7 million due primarily to the tax loss carry back benefits associated with the passage of the Job Creation and Worker Assistance Act of 2002, whereby the allowable period to carry back net operating losses was increased from two to five years.

First Six Months of Fiscal Year 2003 Compared to the First Six Months of Fiscal Year 2002

Net Revenue

     Net revenue decreased by $28.0 million, or 11.6%, from $240.8 million in the first six months of fiscal year 2002 to $212.8 million in the first six months of fiscal year 2003 primarily due to lower unit sales volume, as well as lower revenue from maintenance contracts.

     Product revenue decreased by $15.7 million, or 9.2%, from $170.1 million in the first six months of fiscal year 2002 to $154.4 million in the first six months of fiscal year 2003 primarily due to lower unit sales volume in fiscal year 2003. Our product revenue, which is derived principally from sales of our switching and routing products, was adversely impacted by the weak enterprise networking solutions market, customer capital spending constraints, and delays in purchasing due to pending new product introductions. These negative trends were partially offset in the second quarter by the availability of our new N-Series switching platform and an increase in product demand from the Asia Pacific region.

     Services revenue decreased by $12.4 million, or 17.5%, from $70.8 million in the first six months of fiscal year 2002 to $58.4 million in the first six months of fiscal year 2003. The decrease in services revenue is primarily due to a declining maintenance revenue base resulting from the expiration of higher priced maintenance contracts on legacy products which in some cases have been replaced by lower priced maintenance contracts for new products. Sales of new product maintenance contracts were not sufficient to offset the decline in our maintenance revenue base.

     Net revenue to customers outside of North America was $106.5 million, or 50.0% of total net revenue, for the first six months of fiscal year 2003, compared to $97.7 million, or 40.6% of net revenue, for the first six months of fiscal year 2002. The increase in net revenue to customers outside of North America is primarily due to an increase in net revenues of $13.8 million in Asia Pacific. Net revenue to customers in North America decreased from $143.1 million in the first six months of fiscal year 2002 to $106.3 million in the first six months of fiscal year 2003, primarily as a result of weakness in the North American markets we serve.

Gross Margin

     Total gross margin decreased by $0.9 million, from $108.4 million in the first six months of fiscal year 2002 to $107.5 million in the first six months of fiscal year 2003. Total gross margin as a percentage of net revenue was 50.5% in the first six months of fiscal year 2003, compared with 45.0% in the first six months of fiscal year 2002.

     The margin percentage improvement was principally due to increased product gross margin, which was 45.1% compared to 35.1% in the first six months of fiscal year 2002. The product gross margin percentage improvement was primarily due to improved pricing discipline with customers, improvement in underlying product related expense as a result of initiatives designed to lower supply costs from our contract manufacturers, as well as reductions in fixed costs due to cost reduction activities and supply chain process improvement initiatives implemented by us, which were partially offset by a $2.8 million provision for excess and obsolete inventory in the first six months of fiscal year 2003.

     Services gross margin percentage decreased from 69.0% in the first six months of fiscal year 2002 to 64.7% in the first six months of fiscal year 2003. The services gross margin decline was primarily due to the cost of services revenue, which consists primarily of fixed costs, not decreasing in proportion to the decrease in service net revenue.

Operating Expenses

     Research and development expense decreased by $3.3 million from $45.3 million in the first six months of fiscal year 2002 to $42.0 million in the first six months of fiscal year 2003. As a percentage of revenue, research and development spending for the first six months of fiscal year 2003 increased to 19.7% from 18.8% in the first six months of fiscal year 2002. The decline in research and development expenses from the prior year was primarily due to cost reduction initiatives implemented during fiscal year 2002, which included workforce reductions.

     Selling, general and administrative expense decreased by $32.3 million from $121.8 million in the first six months of fiscal year 2002 to $89.5 million in the first six months of fiscal year 2003. As a percentage of revenue, SG&A spending for the first six months of fiscal year 2003 decreased to 42.0% from 50.6% in the first six months of fiscal year 2002. The decrease in SG&A expense was primarily the result of a decrease of $7.8 million in labor costs due to cost reduction initiatives implemented during fiscal year 2002; a $6.8 million decrease in provisions for lease guarantees including payments in a bankruptcy settlement; a decrease of $6.3 million in costs associated with the recently settled SEC investigation and the various shareholder lawsuits discussed in this quarterly report; a decrease of $3.9 million in bad debt expense primarily due to bad debt recoveries; a decrease of $3.7 million in various marketing and advertising expenses and a reduction of $1.4 million in audit fees. The decrease in SG&A expense was partially offset by a $1.9 million increase in expenses primarily relating to the development of channel relationships.

Amortization of Intangible Assets

     Amortization of intangibles decreased by $1.1 million from $4.4 million in the first six months of fiscal year 2002 to $3.3 million in the first six months of fiscal year 2003, primarily as a result of some intangibles becoming fully amortized.

Stock-based Compensation

     Stock-based compensation decreased by $1.8 million as a result of some underlying stock options becoming fully vested.

Special Charges

     We recorded a restructuring charge of $8.2 million during the second quarter of fiscal year 2003, which included $7.4 million in employee severance related costs for 56 individuals terminated during the quarter and 160 individuals scheduled to be terminated during the second half of fiscal year 2003. In addition, we recorded $0.8 million of facility exit costs as a result of a decrease in estimated future sublease income anticipated from a vacated facility. We expect to incur additional restructuring charges during the third quarter of fiscal year 2003, including additional employee severance costs which could potentially be as high as $2.0 million as well as approximately $2.0 million of facility exit costs for the consolidation of our primary North American distribution center into an owned facility with excess space. The fiscal year 2003 reductions in the global workforce are expected to total approximately 270 employees or 16.5% of our workforce and will involve most functions within the business. During the second quarter of fiscal year 2002, we recorded a special charge of $20.2 million related to restructuring costs. These restructuring costs consisted of employee severance costs associated with the reduction of approximately 600 individuals or 26% of our global workforce. The reductions in the global workforce involved most functions within the business.

Interest Income, net

     Interest income, net declined from $4.1 million in the first six months of fiscal year 2002 to $3.2 million in the first six months of fiscal year 2003, primarily due to lower interest rates and lower average cash and investment balances available for investing.

Other Income (Expense), net

     Other expense, net decreased to $14.5 million for the first six months of fiscal 2003 as compared to other expense, net of $31.7 million in the first six months of fiscal year 2002 primarily due to an $18.5 million loss incurred on the Riverstone stock derivative in fiscal year 2002. In addition to the loss on the Riverstone stock derivative, other expense consisted primarily of investment impairments of $16.3 million for the six months ended June 28, 2003 and $12.6 million for the six months ended June 29, 2002.

Income Tax Expense (Benefit)

     For the first six months of fiscal year 2003, we incurred net tax expense of $0.7 million due to certain foreign and state taxes. Due to the favorable resolution of certain US Federal tax audit matters in the second quarter which were incorporated into the calculation of the effective tax rate for fiscal year 2003, net tax expense for the remainder of fiscal year 2003 is expected to be $0.0 million. Effective for fiscal year 2003, we no longer record an income tax benefit for losses generated in the U.S. due to the uncertainty of realizing such benefits and the fact that we have fully utilized our tax loss carryback benefits. For the first six months of fiscal year 2002, we recorded net income tax benefits of $65.7 million due primarily to the tax loss carry back benefits associated with the passage of the Job Creation and Worker Assistance Act of 2002, whereby the allowable period to carry back net operating losses was increased from two to five years.

Loss from Discontinued Operations

     During the first six months of fiscal year 2002, we recorded an additional charge of $11.7 million due to a change in estimate of the loss on disposal of Aprisma which was sold in August of 2002.

Liquidity and Capital Resources

     Net cash used in operating activities was $3.1 million for the six months ended June 28, 2003 and consisted of a $17.7 million net loss from operations after adjustments for certain non-cash items, which was partially offset by $14.6 million in net cash inflows from working capital. Net cash inflows from working capital included the receipt of $31.2 million in net income tax refunds. We expect to receive tax refunds in the near future of approximately $6.7 million related to foreign taxes. We do not expect any other significant tax refunds in the near future.

     Capital expenditures for the first six months of fiscal year 2003 were $8.2 million and consisted of assets purchased to support outsourcing contracts, equipment and software used in research and development activities and internal information technology purchases and upgrades in addition to equipment and certain fixed assets and intellectual property purchased from Tenor Networks. We expect capital spending to approximate $10 million to $12 million for the remainder of fiscal year 2003 as we increase our investment in information technology systems and research and development.

     On February 21, 2003, the holders of our Series D and E Preferred Stock notified us of their intention to exercise their right to redeem these shares effective as of February 23, 2003. We redeemed these shares during the first quarter of fiscal year 2003 for $97.1 million, which is net of the value of the Riverstone shares sold by these holders which partially offset our redemption liability.

     Our significant contractual cash obligations and commercial commitments associated with future periods are disclosed in our Form 10-K for the year ended December 28, 2002. Changes to our commitments included a reduction in our non-cancelable purchase commitments for inventory from $20.1 million at December 28, 2002 to $16.2 million at June 28, 2003, the redemption of the Series D&E preferred stock during the first quarter of fiscal year 2003 and payments of $3.7 million related to equipment lease guarantees. All other obligations have not changed materially since December 28, 2002.

     We could be required to make up to $13.8 million of additional capital contributions to venture capital funds in which we are already an investor, which includes a $0.6 million capital contribution made by us in July 2003. If we fail to make a required contribution, our existing investments, with a carrying value of $3.2 million at June 28, 2003, could be significantly diluted.

     Accounts receivable, net of allowance for doubtful accounts, were $38.2 million at June 28, 2003 compared with $41.7 million at December 28, 2002. The decrease in accounts receivable is due primarily to the decline in net revenue. We anticipate that in the future our accounts receivable balance will fluctuate at approximately the same rate of change as our revenue. The number of days sales outstanding was 32 days at June 28, 2003, compared to 31 days at December 28, 2002.

     Inventories were $40.4 million at June 28, 2003 or 5.3 turns per annum, compared with $44.6 million at December 28, 2002 or 5.1 turns per annum. Inventories have decreased during the first six months of fiscal year 2003 primarily as a result of a $2.8 million increase in the provision for excess and obsolete inventory. We expect future cash commitments related to inventory purchases to vary based on sales order demand. In addition, the nature and timing of our new product introductions as well as our competitors’ new products entering the markets we serve could have an adverse affect on our inventory levels in the future and may result in additional excess and obsolete inventory provisions.

     Accounts payable at June 28, 2003 of $34.4 million declined by $13.2 million from $47.6 million at December 28, 2002 due in part to decreased expenses for professional fees and the timing of payments related to product purchases.

     As of June 28, 2003, our liquid investments totaled $195.6 million, as compared to $288.8 million at December 28, 2002, and consisted of $105.7 million of cash and cash equivalents, $45.1 million of marketable securities and $44.8 million of long-term marketable securities. In connection with the issuance of letters of credit by several banking institutions, we have agreed to maintain specified amounts of cash, cash equivalents and marketable securities in collateral accounts controlled by those institutions. These assets totaled $19.9 million at June 28, 2003, and are classified as “Restricted cash, cash equivalents and marketable securities” on our balance sheet. The decrease in liquid investments during the first six months of fiscal year 2003 is primarily the result of the redemption of the Series D&E preferred stock, and the loss from operations, which were partially offset by the receipt of income tax refunds. Based on our liquid investment position at June 28, 2003, we believe that we have sufficient liquid investments to fund our on-going operations and future obligations for at least the next twelve months.

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

     Revenue Recognition. Our revenue is comprised of product revenue, which includes revenue from sales of our switches, routers, and other network equipment and software, services revenue, which includes maintenance, installation, and system integration services. Our revenue recognition policy follows SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” and Statement of Position No. 97-2, “Software Revenue Recognition,” as amended by SOP No. 98-9, “Modification of SOP No. 97-2, Software Recognition, With Respect to Certain Transactions.” We generally recognize product revenue from our end-user and reseller customers at the time of shipment, provided that persuasive evidence of an arrangement exists, the price is fixed or determinable and collectibility of sales proceeds is reasonably assured. When significant obligations remain after products are delivered, such as for system integration or customer acceptance, revenue and related costs are deferred until such obligations are fulfilled. Software revenue is deferred in instances when vendor specific objective evidence, or VSOE, of fair value of undelivered elements is not determinable. VSOE of fair value is the price charged when the element is sold separately. Revenue from service obligations under maintenance contracts is deferred and recognized on a straight-line basis over the contractual period, which is typically twelve months.

     We recognize revenue from stocking distributors located in the United States and Europe when they ship our products to their customers. We also record revenue from certain distributors and resellers located in Asia Pacific and Latin America upon our cash receipt. During the third quarter of fiscal year 2003, we plan to convert one of our larger distributors in Asia Pacific from revenue recognition upon cash receipt to revenue recognition when the distributor ships our products to their customers. This change is a result of improved distributor practices including consistent timely payment, standard contract terms, and other independent vendor relationships. We do not expect this conversion to have a material impact on our consolidated results of operations.

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

     Valuation of Goodwill. Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. In accordance with Financial Accounting Standards Board or FASB Statement of Financial Standards or SFAS No. 142, goodwill is subject to an annual impairment test using a fair-value-based approach. In assessing the fair value of goodwill, we make projections regarding future cash flow and other estimates. If these projections or other estimates change in the future, we may be required to record an impairment charge.

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

     Summary of Critical Estimates Included in Our Consolidated Results of Operations. The following table summarizes the (income) expense impact on our results of operations arising from our critical accounting estimates:

	Three months ended		Six months ended

	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002

		(In millions)
Net recoveries of doubtful accounts and notes receivable	$(3.0)	$1.1	$(6.8)	$(0.5)
Provision for excess and obsolete inventory	0.9	0.1	2.8	0.1
Impairment of investments	16.1	12.1	16.3	12.6
Restructuring charges	8.2	20.2	8.2	20.2
Deferred tax asset valuation provision	9.1	7.4	13.0	(9.7)

Total expense from critical accounting estimates	$31.3	$40.9	$33.5	$22.7

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

     In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires companies to recognize costs associated with exit or disposal activities when a liability is incurred rather than at the date of a commitment to an exit or disposal plan. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. We recorded restructuring charges of $8.2 million in the second quarter of fiscal year 2003 that were in accordance with the new requirements.

     In November 2002, the FASB issued FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others.” FIN No. 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN No. 45 requires disclosures about the guarantees that an entity has issued, including a roll-forward of the entity’s product warranty liabilities. Our warranty experience has not been significant. We adopted the annual disclosure provisions of FIN No. 45 at December 28, 2002. We will adopt the provisions for initial recognition and measurement and interim disclosures during the first quarter of 2003. The adoption of FIN No. 45 did not have a material impact on our consolidated financial statements.

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

     In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 25, 2003. We have no significant ownership in any minority investment that might be considered a variable interest entity and, as such, the adoption of FIN 46 will not have an effect on the consolidated financial statements.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”. This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003 and is to be applied prospectively. We have no derivatives imbedded in other contracts and no hedging relationships at this time and, as such, the adoption of SFAS No. 149 will not have an effect on our consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 is not expected to have a material impact on our consolidated financial statements.

     In May 2003, the FASB issued EITF No. 03-5, “Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition, to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software,” which provides guidance on how to account for non-software deliverables included in an arrangement that contains software that is more than incidental to the products or services as a whole. The provisions of this EITF are effective for revenue arrangements entered into beginning of our third quarter of fiscal year 2003. We are currently evaluating the impact the adoption will have on our consolidated financial statements.

CAUTIONARY STATEMENTS

     We may occasionally make forward-looking statements and estimates such as forecasts and projections of our future performance or statements of our plans and objectives. These forward-looking statements may be contained in, among other things, SEC filings, including this quarterly report on Form 10-Q, press releases made by us, and in oral statements made by our officers. Actual results could differ materially from those contained in such forward-looking statements. Important factors that could cause our actual results to differ from those contained in such forward-looking statement include, among other things, the risks described below and in our annual report on Form 10-K for the fiscal year ended December 28, 2002.

Risks Related to our Financial Results and Condition

Worldwide economic weakness, deteriorating market conditions and recent political and social turmoil may continue to negatively affect our business and revenues and continue to make forecasting more difficult

     Our business is subject to the effects of general worldwide economic conditions, particularly in the United States and Europe, the Middle East and Africa, and market conditions in the networking industry, which have been particularly unfavorable. Recent political and social turmoil, such as terrorist and military actions, as well as the effects of hostilities involving the U.S. in the Middle East, North Korea or anywhere else in the world, and any continuation or repercussions thereof or responses thereto, may put further pressure on worldwide economic conditions, particularly if they continue for an extended period of time. If economic or market conditions fail to improve or worsen, our business, revenues, and forecasting ability will continue to be negatively affected, which could harm our results of operations and financial condition.

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

We have a history of losses in recent years and may not operate profitably in the future

     We have experienced losses in recent years and may not achieve or sustain profitability in the future. We will need to generate higher revenues and reduce our costs to achieve and maintain consistent profitability. We may not be able to generate higher revenues or reduce our costs, and if we do achieve profitability, we may not be able to sustain or increase our profitability over subsequent periods. Our revenues have been negatively affected by weaker economic conditions worldwide, which have reduced demand and increased price competition for most of our products, as well as resulted in longer selling cycles. If weaker worldwide economic conditions continue for an extended period of time, our ability to maintain and increase our revenues may be significantly limited. In addition, while we continue to implement cost reduction plans designed to decrease our expenses, including reductions in the size of our workforce, we will continue to have large fixed expenses and expect to continue to incur significant sales and marketing, product development, customer support and service and other expenses. We continue to assess whether additional cost-cutting efforts may be required. Additional cost-cutting efforts may result in the recording of additional financial charges, such as workforce reduction costs, facilities reduction costs, asset write downs and contractual settlements. Further, our workforce reductions may impair our ability to realize our current or future business objectives. Costs incurred in connection with our cost-cutting efforts may be higher than the estimated costs of such actions and may not lead to anticipated cost savings. As a result, our cost-cutting efforts may not result in a return to profitability.

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

     The uncertainty associated with these lawsuits could seriously harm our business, financial condition and reputation by, among other things, harming our relationships with existing customers and impairing our ability to attract new customers. In addition, the continued defense of these lawsuits will result in significant expense and the continued diversion of our management’s time and attention from the operation of our business, which could impede our ability to achieve our business objectives. Although we have insurance designed to cover claims under these lawsuits, this insurance may not be adequate to cover expenses and certain liabilities relating to these lawsuits, and we may need to litigate with our insurance carriers to obtain coverage under our insurance policies. The unfavorable resolution of any specific lawsuit could materially harm our business, operating results and financial condition, and could cause the price of our common stock to decline significantly.

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

Our failure to improve our management information systems and internal controls could harm our business

     We currently use three disparate information systems in our domestic and international operations, resulting in delays in obtaining consistent and timely information on a worldwide basis and the use of extensive manual procedures to generate and review our consolidated financial results. Further, our systems do not provide all of the information that we believe is necessary to successfully operate our business, and we have identified weaknesses in our internal controls and accounting procedures. Pursuant to new SEC rules under the Sarbanes-Oxley Act of 2002, we will be required to include in our future Form 10-K filings a report by our management as to the effectiveness of our internal controls and procedures for financial reporting. Beginning with our Form 10-K for fiscal year 2004, our independent auditors will be required to attest to and report on the evaluation by management. Although we have implemented a number of changes designed to improve our systems and controls, including organizational changes, communication of revenue recognition and other accounting policies to all of our employees, implementation of an internal audit function, new approval procedures and various other initiatives, including extensive supervisory and management oversight along with systems and process improvement programs, we anticipate making additional changes to improve our controls and procedures, some of which may result in higher future operating expenses and capital expenditures.

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

We have experienced significant turnover of senior management and our current management team has been together for only a limited time, which could harm our business and operations

     Since August 2001 there have been numerous changes in our senior management team. In August 2001, our management team was restructured to include several senior executives of one of our operating subsidiaries. Then in April 2002, we announced the departure of several of these senior executives, including our President and Chief Executive Officer. We appointed a new Chief Executive Officer and a new President in April 2002, and, in the period from March 2002 to March 2003, we appointed a number of other senior officers, including promoting our Vice President of Finance to the position of Chief Financial Officer, appointing a new Executive Vice President of Sales, Executive Vice President of Worldwide Marketing and Product Management and Vice President of Human Resources, and adding a Director of Internal Audit and Executive Vice President of Supply Chain Management. In December

2002, our President resigned upon the completion of his employment agreement with us, and, in April 2003, we appointed a new President. In May 2003 we appointed a new EVP of Engineering. Because of these recent changes and their recent recruitment, our current management team has not worked together for a significant length of time and may not be able to work together effectively to successfully develop and implement business strategies. In addition, as a result of these management changes, management will need to devote significant attention and resources to preserve and strengthen relationships with employees and customers. If our new management team is unable to develop successful business strategies, achieve our business objectives, or maintain positive relationships with employees and customers, our ability to grow our business and successfully meet operational challenges could be impaired.

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

We maintain investments in early stage, privately held technology companies and value-added resellers to establish relationships that we believe may benefit us as we execute our business strategy, but these relationships may not prove helpful to us, and we could lose our entire investment in these companies

     We have made investments in privately-held technology companies and value-added resellers, many of which are in the start-up or development stage. The benefits we expected to achieve by investing in these companies may not be realized. Moreover, investments in these companies are inherently risky as the technologies or products they have under development, or the services they propose to provide, are often in early stages of development and may never materialize. We may never realize any benefits or financial returns from these investments, and, if these companies are not successful, we could lose our entire investment. The concentration of our investments in a small number of related industries, primarily telecommunications, exposes our investments to increased risk, particularly if these industries continue to be adversely affected by the worldwide economic slowdown. At June 28, 2003, these investments totaled approximately $21.8 million. During the quarter ended June 28, 2003, we recorded impairment losses of $16.1 million relating to these investments.

We are exposed to the credit risk of some of our customers

     Our payment terms are typically 30 days in the United States, and sometimes longer internationally. We assess the payment ability of our customers in granting such terms and maintain reserves that we believe are adequate to cover doubtful accounts, however, as a result of the current economic slow down, our exposure to the credit risk of our customers has increased. Some of our customers are experiencing, or may experience, reduced revenues and cash flow problems, and may be unable to pay, or may delay payment for, amounts owed to us. Although we monitor the credit risk of our customers, we may not be effective in managing our exposure. If our customers are unable to pay amounts owed to us or cancel outstanding orders, our forecasting ability, cash flow and revenues could be harmed and our business and results of operations may be adversely affected.

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

We jointly own with a former subsidiary some of our intellectual property, and our business could be harmed if this former subsidiary uses this intellectual property to compete with us

     In the transformation agreement among us and certain of our former subsidiaries, including Riverstone Networks, and the related contribution agreements, we and Riverstone received intellectual property related to the products we sell. In addition, we and Riverstone both own rights in technology within a family of application-specific integrated circuits used in both our X-Pedition product family and Riverstone’s switch router product family. Riverstone is primarily a provider of infrastructure equipment to service providers in metropolitan area networks. There are no contractual provisions between us and Riverstone that prohibit Riverstone from developing products that are competitive with our products, including products based upon these commonly owned rights. If Riverstone is acquired by one of our competitors, there are no contractual provisions that would prohibit the combined entity from selling or developing products competitive with our products.

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

We depend upon a limited number of contract manufacturers for substantially all of our manufacturing requirements, and the loss of any of our primary contract manufacturers would impair our ability to meet the demands of our customers

     We do not have internal manufacturing capabilities. We outsource most of our manufacturing to two companies, Flextronics International, Ltd. and Accton Technology Corporation, which procure material on our behalf and provide comprehensive manufacturing services, including assembly, test, control and shipment to our customers. Our agreement with Flextronics expired in February 2002 and, since that time, we have been operating under an informal extension of the expired contract while negotiating a new agreement with Flextronics. If we experience increased demand for our products, we will need to increase our manufacturing capacity with Flextronics and Accton or add additional contract manufacturers. Flextronics and Accton also build products for other companies, and we cannot be certain that they will always have sufficient quantities of inventory and capacity available or that they will allocate their internal resources to fulfill our requirements. Further, qualifying a new contract manufacturer and commencing volume production is expensive and time consuming. The loss of our existing contract manufacturers, the failure of our existing contract manufacturers to satisfy their contractual obligations to us or our failure to timely qualify a new contract manufacturer to meet anticipated demand increases could result in a significant interruption in the supply of our products. In this event, we could lose revenue and damage our customer relationships. In addition, our business interruption insurance has certain standard limitations and, as a result of these limitations, may not adequately cover damages we incur in the event of a supply interruption.

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

     In addition, because our contract manufacturers produce our products based on forward-looking demand projections that we supply to them, we may be unable to respond quickly to sudden changes in demand. With respect to sudden increases in demand, we may be unable to satisfy this demand with our products, thereby forfeiting revenue opportunities and damaging our customer relationships, and with respect to sudden decreases in demand, we may find ourselves with excess finished goods inventory, which could expose us to high manufacturing costs compared to our revenue in a financial quarter and increased risks of inventory obsolescence. These factors contributed to a total $2.8 million charge for obsolescence during the first two quarters of fiscal year 2003, a $17.9 million charge in fiscal year 2002, and a $72.9 million charge in transition year 2001.

We plan to introduce new and complex products over the next several fiscal quarters, and if our contract manufacturers are unable to manufacture these products consistently and in required quantities, we could lose sales

     Due to the complexity of our new products, the manufacturing process for these new products and/or the new products themselves may require adjustments and refinements during the first several months of initial manufacture. In addition, it may be difficult for our contract manufacturers to produce these complex products consistently with the level of quality we require. We depend on the highly trained and knowledgeable employees of our contract manufacturers to assemble and test our products. Given the significant training required to manufacture our products, the loss of a number of these employees could also impair the ability of our contract manufacturers to produce sufficient quantities of our products in a timely manner with the quality we require.

Other Risks Related to our Business

Our significant sales outside the United States subject us to increasing foreign political and economic risks, including foreign currency fluctuations

     Our sales to customers outside of the United States accounted for approximately 49.3% and 50.0% of our revenue in the three and six months ended June 28, 2003, respectively, and 37.8% and 40.6% of our revenue in the three and six months ended June 29, 2002, respectively. We are seeking to expand our international presence by establishing arrangements with distribution partners as well as through strategic relationships in international markets. Consequently, we anticipate that sales outside of the United States will continue to account for a significant portion of our revenues in future periods.

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

The market price of our common stock has historically been volatile, and declines in the market price of our common stock may negatively impact our ability to make future strategic acquisitions, raise capital, issue debt, and retain employees

     Shares of our common stock may continue to experience substantial price volatility, including significant decreases, as a result of potential variations between our actual or anticipated financial results and the published expectations of analysts, announcements by our competitors and us, weakness in the markets we serve and pending class action lawsuits against us. In addition, the stock markets have experienced extreme price fluctuations that have affected the market price of many technology companies. These price fluctuations have, in some cases, been unrelated to the operating performance of these companies. A major decline in capital markets generally, or in the market price of our shares of common stock, may negatively impact our ability to make future strategic acquisitions, raise capital, issue debt, or retain employees. These factors, as well as general economic and political conditions and the outcome of the pending class action lawsuits, may in turn materially adversely affect the market price of our shares of common stock.

We have not established a comprehensive disaster recovery plan and if we are unable to quickly and successfully restore our operations our revenues and our business could be harmed

     We have not established and tested a comprehensive disaster recovery plan for our business operations or for recovering or otherwise operating our information technology systems in the event of a catastrophic systems failure or a natural or other disaster. If there is a natural or other disaster which impacts our operations or a failure or extended inoperability of our information technology systems, our ability to service customers, ship products, process transactions, test and develop products, and communicate internally and externally could be materially impaired and our revenues and business could be harmed. We are in the process of developing a disaster recovery plan which we expect will conform to industry standards and is intended to limit our business and financial exposure in the event of a disaster or catastrophic systems failure. Nevertheless, in the event of a disaster or catastrophic systems failure, we may be unable to successfully implement any plan we develop and restore, or operate at an alternate location, our business or our information technology systems and, to the extent it is implemented, any plan we develop may not adequately prevent or limit the adverse effects on our business of such a disaster or catastrophic systems failure. Additionally, our business interruption insurance has certain limitations and, as a result of these limitations, may not adequately cover damages we incur in the event our business is interrupted by such a disaster or catastrophic systems failure

The tax implications of Riverstone spin-off may place restrictions on us and subject us to risks

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

     Foreign Currency Exchange Risk. Due to our global operating and financial activities, we are exposed to changes in foreign currency exchange rates. At June 28, 2003, we had net asset exposures to the Australian Dollar, Eurodollar, Japanese Yen and Brazilian Real. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results and cash flows.

     To minimize the potential adverse impact of changes in foreign currency exchange rates, we, at times, have used foreign currency forward and option contracts to hedge the currency risk inherent in our global operations. We do not use financial instruments for trading or other speculative purposes, nor do we use leveraged financial instruments. Gains and losses on these contracts are largely offset by gains and losses on the underlying assets and liabilities. We had no foreign exchange forward or option contracts outstanding at June 28, 2003.

     Equity Price Risk. We maintain a small amount of investments in marketable equity securities of publicly-traded companies. At June 28, 2003, these investments were considered available-for-sale with any unrealized gains or losses deferred as a component of stockholders’ equity. It is not customary for us to make investments in equity securities of publicly traded companies as part of our investment strategy. In the past, we have also made strategic equity and convertible debt investments in privately-held technology companies, many of which are in the start-up or development stage. Investments in these companies are highly illiquid and inherently risky as the technologies or products they have under development, or the services they propose to provide, are typically in early stages of development and may never materialize. If these companies are not successful, we could lose our entire investment. The concentration of our investments in a small number of related industries, primarily telecommunications, exposes our investments to increased risk, particularly if these industries continue to be adversely affected by the worldwide economic slowdown. At June 28, 2003, these investments totaled approximately $21.8 million. During the first six months of fiscal year 2003, we recorded impairment losses of $16.3 million relating to these investments. While our operating results may be materially adversely affected by fluctuations in the value of these investments, we do not expect any material adverse impact in our cash flows.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     As of the end of the fiscal quarter covered by this quarterly report on Form 10-Q, an evaluation of the effectiveness of our disclosure controls and procedures was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on and as of the date of that evaluation, the CEO and CFO concluded that our disclosure controls and procedures are sufficient to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

Changes in Internal Controls

     Our management has assessed our internal controls in each of the regions in which we operate as of the end of the fiscal quarter covered by this quarterly report on Form 10-Q. In connection with this assessment, management determined that, although progress has been made, previously identified significant deficiencies remain in our internal controls relating to accounting policies and procedures, systems integration and data reconciliation, and personnel and their roles and responsibilities. We have performed additional procedures designed to ensure that these internal control deficiencies do not lead to material misstatements in our consolidated financial statements.

     Management has assigned the highest priority to the short-term and long-term correction of these internal control deficiencies, and we have implemented and continue to implement changes to our accounting policies, procedures, systems and personnel to address these issues. Specifically, since March 29, 2003 we have implemented the following corrective actions as well as additional procedures:

1.	Development and implementation of additional financial, accounting and other policies and procedures and publication of these policies on our internal website;

2.	Continued increased supervisory and management reviews of procedures, including account reconciliation approval procedures and financial report review procedures;

3.	Enhanced reporting and review of monthly actual and forecasted results;

4.	Continued enhancement to system controls and reporting, and an upgrade of our financial reporting consolidation system; and

5.	Continued expansion of internal audit processes and procedures, including regional financial statement reviews.

     Longer term corrective actions, some of which we have already begun to implement, include:

1.	Improved financial and management reporting systems, including the consolidation of disparate information systems in certain international locations, the implementation of software tools to improve supply chain management and the implementation of a sales opportunity management system;

2.	Continued development of additional financial, accounting and other policies and procedures;

3.	Additional training of our personnel;

4.	Expanded certification by employees of their familiarity, and obligation to comply, with our policies and procedures; and

5.	Periodic re-certification by employees of their continued compliance with our policies and procedures.

     We continue to evaluate the effectiveness of our internal controls and procedures on an ongoing basis and will take further action as appropriate.

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings

     In the normal course of our business, we are subject to proceedings, litigation and other claims. Litigation in general, and securities and intellectual property litigation in particular, can be expensive and disruptive to our normal business operations. Moreover, the results of litigation are difficult to predict. Described below are material legal proceedings in which we are involved. The uncertainty associated with these and other unresolved or threatened legal actions could adversely affect our relationships with existing customers and impair our ability to attract new customers. In addition, the defense of these actions may result in the diversion of management’s resources from the operation of our business, which could impede our ability to achieve our business objectives. The unfavorable resolution of any specific action could materially harm our business, operating results and financial condition, and could cause the price of our common stock to decline significantly. See also “Cautionary Statements – The lingering effects of the recently settled SEC investigation and our accounting restatements could materially harm our business, operating results and financial condition” and “Cautionary Statements – Pending and future litigation could materially harm our business, operating results and financial condition.”

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

In a ruling dated May 23, 2001, the district court dismissed this complaint with prejudice. The plaintiffs appealed that ruling to the First Circuit Court of Appeals, and, in a ruling issued on November 12, 2002, the Court of Appeals reversed and remanded the case to the District Court for further proceedings. On January 17, 2003, the defendants filed an answer denying all material allegations of the complaint. By Order of the Court dated March 18, 2003, the parties are now engaged in limited discovery. On July 16, 2003, the defendants renewed their motion to dismiss the complaint. If plaintiffs prevail on the merits of the case, we could be required to pay substantial damages.

     Securities Class Action in the District of New Hampshire. Between February 7, 2002 and April 9, 2002, six class action lawsuits were filed in the United States District Court for the District of New Hampshire. Defendants are us, former chairman and chief executive officer Enrique Fiallo and former chief financial officer Robert Gagalis. By orders dated August 2, 2002 and September 25, 2002, these lawsuits, which are similar in material respects were consolidated into one class action lawsuit, captioned In re Enterasys Networks, Inc. Securities Litigation (C.A. No. 02-CV-71). On December 9, 2002, the plaintiffs filed an amended consolidated complaint, adding two additional defendants, Piyush Patel, former chief executive officer of Cabletron Systems, Inc. (“Cabletron”) and David Kirkpatrick, former chief financial officer of Cabletron. The amended complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 there under. Specifically, plaintiffs allege that during periods spanning from June 28, 2000 and August 3, 2001 and in the period between August 6, 2001 and February 1, 2002 (together the “Class Period”), defendants issued materially false and misleading financial statements and press releases that overstated the our revenues, income, and cash, and understated our net losses, because we purportedly recognized revenue in violation of Generally Accepted Accounting Principles (“GAAP”) and the our own accounting policies in connection with various sales and/or investment transactions. The complaints seek unspecified compensatory damages in favor of the plaintiffs and the other members of the purported class against all of the defendants, jointly and severally as well as fees, costs and interest and unspecified equitable relief. On February 10, 2003, we filed a motion to dismiss the amended complaint. A hearing on this motion has been scheduled for September 25, 2003. If plaintiffs prevail on the merits of the case, we could be required to pay substantial damages.

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

     Other. In addition, we are involved in various other legal proceedings and claims arising in the ordinary course of business. Our management believes that the disposition of these additional matters, individually or in the aggregate, is not expected to have a materially adverse effect on our financial condition. However, depending on the amount and timing of such disposition, an unfavorable resolution of some or all of these matters could materially affect our future results of operations or cash flows in a particular period.

Item 4. Submission of Matters to a Vote of Security Holders

        We held our annual meeting of shareholders on June 17, 2003. At this meeting our shareholders voted upon the election of Class II Directors with the accompanying results:

Name	Number of Votes For	Number of Votes Withheld Authority

James Davidson	168,194,242	4,118,889
Ronald Maheu	167,586,141	4,726,990

        Our Class I Directors, Paul Duncan and Edwin Huston, and our Class III directors, William O’Brien and Michael Gallagher, continued their respective terms of office after the meeting.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

31.1	Certification of William K. O’Brien under Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Richard S. Haak, Jr. under Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of William K. O’Brien under Section 906 of the Sarbanes-Oxley Act.*

32.2	Certification of Richard S. Haak, Jr. under Section 906 of the Sarbanes-Oxley Act.*

*	The certifications under Section 906 are being “furnished” hereunder and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934.

(b)	Reports on Form 8-K:

We filed a Form 8-K on April 24, 2003 to announce our first quarter results for the quarter ended March 29, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTERASYS NETWORKS, INC.

		/S/	William K. O’Brien

Date: August 12, 2003	By:	William K. O’Brien Chief Executive Officer and Director

ENTERASYS NETWORKS, INC.

		/S/	Richard S. Haak, Jr.

Date: August 12, 2003	By:	Richard S. Haak, Jr. Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification of William K. O’Brien under Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Richard S. Haak, Jr. under Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of William K. O’Brien under Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Richard S. Haak, Jr. under Section 906 of the Sarbanes-Oxley Act.