Form 10-Q
period 2003-09-27
ENTERASYS NETWORKS INC /DE/
filed 2003-11-10
CIK 846909

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 27, 2003

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 in the Exchange Act) Yes [X] No[   ]

     As of November 3, 2003 there were 207,278,437 shares of the Enterasys common stock, $0.01 par value, outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ENTERASYS NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS

	September 27,	December 28,
	2003	2002

	(In thousands, except share
	and per share amounts)
	(unaudited)	(a)
ASSETS
Current assets:
Cash and cash equivalents	$95,013	$136,193
Marketable securities	44,043	82,853
Accounts receivable, net	40,005	41,683
Inventories	27,541	44,552
Income tax receivable	763	38,695
Insurance proceeds receivable	34,500	—
Note receivable	—	2,500
Prepaid expenses and other current assets	16,571	17,220

Total current assets	258,436	363,696
Restricted cash, cash equivalents and marketable securities	18,740	24,450
Long-term marketable securities	40,894	69,766
Investments	13,512	39,135
Property, plant and equipment, net	38,473	47,407
Goodwill	15,129	15,129
Intangible assets, net	18,950	21,764

Total assets	$404,134	$581,347

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,406	$47,589
Accrued compensation and benefits	24,938	31,138
Accrued legal and litigation costs	58,970	10,297
Accrued restructuring charges	13,210	7,682
Other accrued expenses	22,742	32,269
Deferred revenue	47,246	55,982
Customer advances and billings in excess of revenues	9,852	7,398
Income taxes payable	42,843	48,242
Current portion of redeemable convertible preferred stock	—	94,800

Total current liabilities	250,207	335,397
Commitments and contingencies
Stockholders’ equity:
Series F preferred stock, $1.00 par value; 300,000 shares designated; none outstanding	—	—
Undesignated preferred stock, $1.00 par value; 1,700,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value; 450,000,000 shares authorized; 210,066,476 and 204,940,728 shares issued at September 27, 2003 and December 28, 2002, respectively	2,101	2,049
Additional paid-in capital	1,187,539	1,176,843
Accumulated deficit	(981,315)	(875,407)
Unearned stock-based compensation	(9)	(158)
Treasury stock, at cost; 3,053,201 common shares at September 27, 2003 and December 28, 2002	(64,890)	(64,890)
Accumulated other comprehensive income	10,501	7,513

Total stockholders’ equity	153,927	245,950

Total liabilities and stockholders’ equity	$404,134	$581,347

(a)	The balance sheet at December 28, 2002 has been derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to consolidated financial statements.

ENTERASYS NETWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended		Nine months ended

	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002

	(In thousands, except per share amounts)
Net revenue:
Product	$70,792	$89,812	$225,226	$259,883
Services	27,625	32,919	86,023	103,676

Total revenue	98,417	122,731	311,249	363,559

Cost of revenue:
Product	40,329	52,059	125,075	162,506
Services	15,052	11,613	35,650	33,553

Total cost of revenue	55,381	63,672	160,725	196,059

Gross margin	43,036	59,059	150,524	167,500
Operating expenses:
Research and development (a)	21,352	19,696	63,337	64,988
Selling, general and administrative	44,321	60,400	133,766	182,196
Amortization of intangible assets	1,597	2,177	4,905	6,531
Stock-based compensation	28	585	149	2,538
Shareholder litigation expense	15,900	—	15,900	—
Restructuring charges	8,338	10,735	16,541	30,974

Total operating expenses	91,536	93,593	234,598	287,227

Loss from operations	(48,500)	(34,534)	(84,074)	(119,727)
Interest income, net	1,000	2,144	4,170	6,201
Other expense, net	(8,550)	(6,113)	(23,063)	(37,774)

Loss from continuing operations before income taxes	(56,050)	(38,503)	(102,967)	(151,300)
Income tax (benefit) expense	—	(10,364)	749	(76,100)

Loss from continuing operations	(56,050)	(28,139)	(103,716)	(75,200)
Discontinued operations:
Loss on disposal (net of tax benefit of $0)	—	—	—	(11,700)

Loss from discontinued operations	—	—	—	(11,700)
Net loss	(56,050)	(28,139)	(103,716)	(86,900)
Accretive dividend and accretion of discount on preferred shares	—	(3,325)	(2,192)	(9,697)

Net loss available to common shareholders	$(56,050)	$(31,464)	$(105,908)	$(96,597)

Basic and diluted loss per common share:
Loss from continuing operations available to common shareholders	$(0.27)	$(0.16)	$(0.52)	$(0.42)

Loss from discontinued operations	$—	$—	$—	$(0.06)

Net loss available to common shareholders	$(0.27)	$(0.16)	$(0.52)	$(0.48)

Weighted average number of common shares outstanding, basic and diluted	205,428	201,888	203,657	201,452

     (a)  Excludes non-cash, stock-based compensation expense.

See accompanying notes to consolidated financial statements.

ENTERASYS NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended

	September 27, 2003	September 28, 2002

	(In thousands)
Cash flows from operating activities:
Net loss	$(103,716)	$(86,900)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	—	11,700
Depreciation and amortization	23,705	32,364
Provision for losses (recoveries) on accounts receivable	(5,640)	816
Provision for inventory write-downs	10,647	322
Recovery of notes receivable	(2,450)	—
Stock-based compensation	149	2,538
Net realized gain on sale of marketable securities	(776)	(935)
Loss on investment write-downs	24,485	15,175
Unrealized (gain) loss on Riverstone stock derivative	(178)	21,829
Unrealized loss on foreign currency transactions	3,486	604
Other	—	(842)
Changes in current assets and liabilities:
Accounts receivable	8,715	19,409
Inventories	7,800	38,085
Prepaid expenses and other assets	(29,287)	(4,082)
Accounts payable and accrued expenses	18,954	(42,569)
Customer advances and billings in excess of revenues	2,454	(48,738)
Deferred revenue	(9,660)	(16,233)
Income taxes receivable, net	28,998	12,336

Net cash used in operating activities	(22,314)	(45,121)

Cash flows from investing activities:
Capital expenditures and purchases of intangible assets	(13,210)	(17,240)
Proceeds from sale of building	1,250	—
Proceeds from sale of investments	1,688	3,907
Cash paid for investments	(550)	(1,677)
Purchase of marketable securities	(39,321)	(99,151)
Sales and maturities of marketable securities	111,726	113,518
Net proceeds from sale of discontinued operations	—	7,568

Net cash provided by investing activities	61,583	6,925

Cash flows from financing activities:
Proceeds from exercise of stock options	9,299	3,846
Proceeds from common stock issued pursuant to employee stock purchase plans	1,449	820
Proceeds from notes receivable	4,950	14,000
Net payments for redemption of Series D and E Preferred Stock	(97,138)	—
Cash flows from discontinued operations	—	21,941

Net cash (used in) provided by financing activities	(81,440)	40,607

Effect of exchange rate changes on cash	991	(928)

Net (decrease) increase in cash and cash equivalents	(41,180)	1,483
Cash and cash equivalents at beginning of period	136,193	114,800

Cash and cash equivalents at end of period	$95,013	$116,283

Supplemental disclosure of cash flow information:
Cash refunds received for income taxes, net	$32,239	$93,841
Non-cash investing and financing transactions:
Accretive dividend and accretion of discount on preferred shares	$2,192	$9,697

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

Use of Estimates

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include assessing the fair value of acquired assets, the amount and timing of revenue recognition, the collectibility of accounts and notes receivable, the valuation of fair value investments, the use and recoverability of inventory and tangible and intangible assets, and the amounts of incentive compensation liabilities and certain accrued employee benefits, accrued restructuring charges, litigation liabilities and contingencies, among others. The Company bases its estimates on historical experience, current conditions and various other assumptions that are believed to be reasonable under the circumstances. The markets for the Company’s products are characterized by rapid technological development, intense competition and frequent new product introductions, all of which could affect the future realizability of the Company’s assets. Estimates and assumptions are reviewed on an on-going basis and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Actual results could differ from those estimates.

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

	Three months ended		Nine months ended

	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002

	(In thousands, except per share amounts)
Net loss available to common shareholders, as reported	$(56,050)	$(31,464)	$(105,908)	$(96,597)
Add: Total stock-based employee compensation expense determined under fair-value-based method for the employee stock option awards and the employee stock purchase plans, net of related tax benefits	(4,467)	(5,501)	(14,671)	(19,993)

Pro forma net loss available to common shareholders	$(60,517)	$(36,695)	$(120,579)	$(116,590)

Basic and diluted net loss per share:
As reported	$(0.27)	$(0.16)	$(0.52)	$(0.48)

Pro forma	$(0.29)	$(0.18)	$(0.59)	$(0.58)

     The pro forma information above has been prepared as if the Company had accounted for its employee stock options (including shares issued under the Employee Stock Purchase Plan) under the fair value method of that statement. The fair value of each Company option grant was estimated on the date of grant using the Black-Scholes option pricing model, with the following weighted-average assumptions used for grants:

	Three months ended		Nine months ended

	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002

Employee stock options:
Risk-free interest rate	3.05%	2.79%	2.52%-3.05%	2.79%
Expected option life	5.59 years	5.40 years	5.37-5.59 years	5.40 years
Expected volatility	113.02%	113.28%	111.17-113.02%	113.28%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

Employee stock purchase plan shares:
Risk-free interest rate	0.95%	1.23%	0.95%-1.15%	1.23%
Expected option life	6 months	11 months	6 months	11 months
Expected volatility	91.01%	98.11%	91.01-112.23%	98.11%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

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

New Accounting Pronouncements

     In November 2002, the FASB issued EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables,” which provides guidance on how to account for revenue arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of this Pronouncement are effective for revenue arrangements entered into beginning in the Company’s third quarter of fiscal year 2003. The adoption of EITF 00-21 did not have a material effect on the Company’s consolidated financial statements.

     In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 25, 2003. The Company is not the primary beneficiary of any minority investment that would be considered a variable interest entity and, as such, the adoption of FIN No. 46 did not have an effect on the consolidated financial statements.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003 and is to be applied prospectively. The Company has no derivatives imbedded in other contracts and no hedging relationships at this time and, as such, the adoption of SFAS No. 149 did not have an effect on the consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company’s consolidated financial statements.

     In May 2003, the FASB issued EITF No. 03-5, “Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition, to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software,” which provides guidance on how to account for non-software deliverables included in an arrangement that contains software that is more than incidental to the products or services as a whole. The provisions of this Pronouncement are effective for revenue arrangements entered into beginning in the Company’s third quarter of fiscal year 2003. The adoption of EITF No. 03-5 did not have a material effect on the Company’s consolidated financial statements.

Reclassifications

     Certain prior period balances have been reclassified to conform to the current period presentation.

3. Accounts Receivable

     Accounts receivable were as follows:

	September 27, 2003	December 28, 2002

	(In thousands)
Gross accounts receivable	$45,902	$60,933
Allowance for doubtful accounts	(5,897)	(19,250)

Accounts receivable, net	$40,005	$41,683

     The Company defers revenue on product shipments to certain stocking distributors until those distributors have sold the product to their customer. At September 27, 2003 and December 28, 2002, $18.7 million and $21.4 million, respectively, of product shipments to distributors had been billed and revenue had not been recognized, of which $7.0 million and $3.8 million, respectively, were paid and are included in customer advances and billings in excess of revenues. The balance of $11.7 million and $17.6 million, respectively, was unpaid and is recorded as an offset to gross accounts receivable.

4. Inventories

     Inventories consisted of the following:

	September 27, 2003	December 28, 2002

	(In thousands)
Raw materials	$2,141	$2,454
Service spares	3,166	7,522
Finished goods	22,234	34,576

Inventories	$27,541	$44,552

5. Income Taxes

     Effective for fiscal year 2003, the Company no longer records an income tax benefit for losses generated in the U.S. due to the uncertainty of realizing such benefits and the fact that the Company has fully utilized its tax loss carryback benefits. Due to the net loss incurred, and the favorable resolution in the second quarter of fiscal year 2003 of certain US Federal tax audit matters, net tax expense for the three months ended September 27, 2003 was zero. For the nine months ended September 27, 2003, the Company incurred net tax expense of $0.7 million due to certain foreign and state taxes. For the three and nine months ended September 28, 2002, the Company recorded net income tax benefits of $10.4 and $76.1 million, respectively, due primarily to the tax loss carry back benefits associated with the passage of the Job Creation and Workers Assistance Act of 2002, whereby the allowable period to carry back net operating losses was increased from two to five years. The Company received net tax refunds of $32.2 million during the nine months ended September 27, 2003, primarily related to the Job Creation and Workers Assistance Act of 2002 and certain foreign taxes.

6. Goodwill and Intangible Assets

     In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is subject to an annual impairment test using a fair-value-based approach. All other intangible assets are amortized over their estimated useful lives and assessed for impairment under SFAS No. 144, “Accounting for the Impairment and Disposal of Long-lived Assets.” The Company has designated the end of the third quarter of the fiscal year as the date of the annual test. In addition to the annual impairment test, SFAS No. 142 also requires the Company to perform an impairment test if an event or circumstances indicate that it is more likely than not that an impairment loss has occurred. The Company completed its annual impairment test and found no impairment of recorded goodwill at

September 27, 2003. Goodwill at September 27, 2003 and December 28, 2002 was $15,129.

     The Company acquired certain fixed assets and intellectual property from Tenor Networks in April of 2003. The Company allocated the purchase price between the fixed assets and intellectual property acquired. The amount allocated to the Patents and Technology intangibles was $2.1 million, and this amount will be amortized over the estimated useful life of the intangibles, or 36 months.

     The table below presents gross amortizable intangible assets and the related accumulated amortization at September 27, 2003:

	Gross		Net Carrying
	Carrying	Accumulated	Value of
	Amount	Amortization	Intangible Assets

	(In thousands)
Customer Relations	$28,600	$(21,491)	$7,109
Patents and Technology	34,292	(22,451)	11,841

Total	$62,892	$(43,942)	$18,950

     All of the Company’s identifiable intangible assets are subject to amortization. Total amortization expense was $1.6 million and $4.9 million for the three and nine months ended September 27, 2003, respectively, and $2.2 million and $6.5 million for the three and nine months ended September 28, 2002, respectively. Based on intangible assets recorded at September 27, 2003, the estimated amortization expense is $1.6 million for the remainder of fiscal year 2003; $6.4 million for each of the fiscal years 2004 and 2005; $3.2 million for fiscal year 2006; $0.5 million for fiscal year 2007 and $0.8 million thereafter.

7. Other Accrued Expenses

     Other accrued expenses consisted of the following:

	September 27, 2003	December 28, 2002

	(In thousands)
Accrued marketing and selling costs	$7,450	$11,663
Accrued liability on lease guarantees	96	4,324
Accrued audit expense	2,497	4,729
Other	12,699	11,553

Total other accrued expenses	$22,742	$32,269

8. Restructuring Charges

     The following table summarizes accrued restructuring activity:

	Severance	Facility Exit
	Benefits	Costs	Total

	(In thousands)
Balance, June 29, 2002	$5,364	$1,871	$7,235
Q3 restructuring charge	5,646	5,089	10,735
Q3 cash payments	(4,536)	(1,307)	(5,843)

Balance, September 28, 2002	6,474	5,653	12,127
Q4 reversal of prior year charge	(204)	—	(204)
Q4 restructuring charge	89	1,120	1,209
Q4 cash payments	(4,743)	(707)	(5,450)

Balance, December 28, 2002	1,616	6,066	7,682
Q1 cash payments	(791)	(544)	(1,335)

Balance, March 29, 2003	825	5,522	6,347
Q2 restructuring charge	7,431	772	8,203
Q2 cash payments	(1,908)	(282)	(2,190)

Balance, June 28, 2003	6,348	6,012	12,360
Q3 restructuring charge	6,282	2,056	8,338
Q3 cash payments	(6,416)	(1,072)	(7,488)

Balance, September 27, 2003	$6,214	$6,996	$13,210

     Throughout fiscal years 2002 and 2003, the Company has implemented cost reduction programs to improve gross margins and reduce fixed operating costs. During fiscal year 2003, the Company further evaluated the workforce and skill levels necessary to satisfy the expected future requirements of the business. As a result, the Company has implemented plans to eliminate additional positions, and realigned and modified certain roles based on skill assessments. The Company has recorded restructuring charges of $16.5 million in fiscal year 2003, which included $13.7 million in employee severance related costs for approximately 385 individuals. Net of new hires, the Company expects to decrease its workforce of 1,650 employees at March 29, 2003 by 17%, or approximately 275 employees, once all the planned actions are completed. The fiscal year 2003 reductions in the global workforce involved most functions within the Company. Since the beginning of fiscal year 2002, cumulative annualized labor cost reductions realized exceeded $60.0 million. The additional anticipated quarterly decrease to operating expense is expected to be in excess of $2.6 million once all the remaining workforce reductions of approximately 160 individuals have occurred. The Company has also recorded $2.8 million of facility exit costs in fiscal year 2003 primarily as a result of consolidation of its North American distribution center into an owned facility with excess space and a decrease in estimated future sublease income anticipated from a vacated facility.

     The remaining accrued severance cost of $6.2 million as of September 27, 2003 will be paid over the next several quarters; and the remaining accrued facility exit costs of $7.0 million, which consist of long-term lease commitments, will be paid out primarily over the next several years.

     During the fourth quarter of fiscal year 2002, the Company recorded a restructuring charge of $1.2 million primarily for facilities exit costs related to the closure of two facilities. During the third quarter of fiscal year 2002, the Company recorded a restructuring charge of $10.7 million, which consisted of exit costs of $5.1 million related to the closure or reduction in size of seven facilities and employee severance costs of $5.6 million. The employee severance costs were associated with the reduction of approximately 130 individuals or 8% of the Company’s global workforce. During the second quarter of fiscal year 2002, the Company recorded a restructuring charge of $20.2 million. These restructuring costs consisted of employee severance costs associated with the reduction of approximately 600 individuals or 26% of the Company’s global workforce. The fiscal year 2002 reductions in the global workforce involved most functions within the Company.

9. Other Expense, Net

     The following schedule reflects the components of other expense, net:

	Three months ended		Nine months ended

	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002

	(In thousands)
Impairment of investments	$(8,235)	$(2,619)	$(24,485)	$(15,175)
Unrealized (loss) gain on Riverstone stock derivative	—	(3,365)	178	(21,829)
Net realized gain on sale of marketable securities	—	117	776	935
Recovery of note receivable	—	—	2,450	—
Foreign currency (loss) gain	(180)	80	(3,040)	(80)
Other, net	(135)	(326)	1,058	(1,625)

Total other expense, net	$(8,550)	$(6,113)	$(23,063)	$(37,774)

     The Company reviews its minority investments in debt and equity securities of primarily privately held companies for potential impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Many factors are considered for assessing potential impairments. Such events or factors include declines in the investees’ stock price in new rounds of financing, market capitalization relative to book value, deteriorating financial condition or results of operations, and bankruptcy or insolvency. From time to time, the Company may also engage third party experts to estimate the recoverable value of investments management may consider selling. The Company is currently considering selling its interests in several private venture funds.

     A portion of the Company’s Series D and E convertible preferred stock redemption liability was offset by the value of 1.3 million shares of Riverstone stock received by the holders of the Series D and E redeemable convertible preferred stock in connection with the Company’s spin-off of its Riverstone subsidiary in August 2001. This offset created a derivative instrument as the Company’s liability was related to the Riverstone stock price. The value of the Riverstone shares increased by $0.2 million during the first quarter of the fiscal year 2003 and decreased by $3.4 million and $21.8 million for the three and nine months ended September 28, 2002, respectively. The changes in the redemption liability were recorded in other expense, net. The Company redeemed all of the Series D and E convertible preferred stock in the first quarter of fiscal year 2003.

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

10. Comprehensive Loss

     The Company’s total comprehensive loss was as follows:

	Three months ended		Nine months ended

	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002

	(In thousands)
Net loss	$(56,050)	$(28,139)	$(103,716)	$(86,900)
Other comprehensive income (loss):
Unrealized (loss) gain on marketable securities	(678)	18	(1,765)	1,798
Foreign currency translation adjustment	(453)	(1,394)	4,753	(324)

Total comprehensive loss	$(57,181)	$(29,515)	$(100,728)	$(85,426)

11. Segment Information

     The Company operates its business as one segment, which is the business of designing, developing, marketing and supporting comprehensive networking solutions.

Net revenue by geography is as follows:

	Three months ended				Nine months ended

	September 27, 2003		September 28, 2002		September 27, 2003		September 28, 2002

	Revenue	Percent	Revenue	Percent	Revenue	Percent	Revenue	Percent

	($ In thousands)
North America	$48,094	48.9%	$68,465	55.8%	$154,417	49.6%	$211,560	58.2%
Europe, Middle East and Africa	32,535	33.0	35,067	28.6	99,387	31.9	104,963	28.9
Asia Pacific	13,094	13.3	11,228	9.1	38,578	12.4	22,916	6.3
Latin America	4,694	4.8	7,971	6.5	18,867	6.1	24,120	6.6

Total net revenue	$98,417	100.0%	$122,731	100.0%	$311,249	100.0%	$363,559	100.0%

12. Loss Per Share

     Basic and diluted net loss per common share is computed using the weighted average number of common shares outstanding. Options to purchase 27.5 million and 30.5 million shares of common stock were outstanding at September 27, 2003 and September 28, 2002, respectively, and 7.9 million warrants to purchase shares of the Company’s common stock were outstanding at September 27, 2003 and September 28, 2002 but were not included in the computation of diluted net loss per share since the effect was anti-dilutive.

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

     Described below are the material legal proceedings in which the Company is involved:

     Securities Class Action in the District of Rhode Island. Between October 24, 1997 and March 2, 1998, nine shareholder class action lawsuits were filed against the Company and certain of its officers and directors in the United States District Court for the District of New Hampshire. By order dated March 3, 1998, these lawsuits, which are similar in material respects, were consolidated into one class action lawsuit, captioned In re Cabletron Systems, Inc. Securities Litigation (C.A. No. 97-542-SD). The complaint alleges that the Company and several of its officers and directors disseminated materially false and misleading information about the Company’s operations and acted in violation of Section 10(b) and Rule 10b-5 of the Exchange Act during the period between March 3, 1997 and December 2, 1997. The complaint further alleges that certain officers and directors profited from the dissemination of such misleading information by selling shares of the Company’s common stock during this period. The complaint does not specify the amount of damages sought on behalf of the class. In a ruling dated May 23, 2001, the District Court dismissed this complaint with prejudice. The plaintiffs appealed that ruling to the First Circuit Court of Appeals, and, in a ruling issued on November 12, 2002, the Court of Appeals reversed and remanded the case to the District Court for further proceedings. On January 17, 2003, the defendants filed an answer denying all material allegations of the complaint. By order of the Court dated March 18, 2003, the parties are now engaged in limited discovery. On July 16, 2003, the defendants renewed their motion to dismiss the complaint. At a status conference on August 11, 2003, the Court instructed the parties to continue limited discovery and, without ruling on the merits of defendants’ motion to dismiss, indicated that defendants would be allowed to renew their motion to dismiss upon the completion of limited discovery. If the plaintiffs prevail on the merits of this case, the Company could be required to pay substantial damages.

     Securities Class Action in the District of New Hampshire. Between February 7, 2002 and April 9, 2002, six class action lawsuits were filed in the United States District Court for the District of New Hampshire. Defendants are the Company, former chairman and chief executive officer Enrique Fiallo and former chief financial officer Robert Gagalis. By orders dated August 2, 2002 and September 25, 2002, these lawsuits, which are similar in material respects were consolidated into one class action lawsuit, captioned In re Enterasys Networks, Inc. Securities Litigation (C.A. No. 02-CV-71). On December 9, 2002, the plaintiffs filed an amended consolidated complaint, adding two additional defendants, Piyush Patel, former chief executive officer of Cabletron Systems, Inc. (“Cabletron”) and David Kirkpatrick, former chief financial officer of Cabletron. The amended complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 there under. Specifically, plaintiffs allege that during periods spanning from June 28, 2000 and August 3, 2001 and in the period between August 6, 2001 and February 1, 2002 (together the “Class Period”), defendants issued materially false and misleading financial statements and press releases that overstated the Company’s revenues, income, and cash, and understated the Company’s net losses, because the Company purportedly recognized revenue in violation of Generally Accepted Accounting Principles (“GAAP”) and the Company’s own accounting policies in connection with various sales and/or investment transactions. The complaints seek unspecified compensatory damages in favor of the plaintiffs and the other members of the purported class against all of the defendants, jointly and severally as well as fees, costs and interest and unspecified equitable relief. On October 17, 2003, a stipulation of settlement signed by all parties to the litigation was filed in the District of New Hampshire. Although it continues to deny any liability, the Company has agreed to pay approximately $17.0 million in cash and to distribute shares of common stock with a value of $33.0 million, and to adopt corporate governance changes in full settlement of all claims against it and its former officers. On October 20, 2003, the Court gave preliminary approval for the settlement. A hearing for final approval of the settlement has been set for December 19, 2003 in the District of New Hampshire. Once final approval of the settlement is received, the New Hampshire derivative action will be dismissed.

     Shareholder Derivative Action in State of New Hampshire. On February 22, 2002, a shareholder derivative action was filed on the Company’s behalf in the Superior Court of Rockingham County, State of New Hampshire. The suit is captioned Nemes v. Fiallo, et al. Individual defendants are former chairman and chief executive officer Enrique Fiallo and certain members of the Company’s Board of Directors. Plaintiffs allege that the individual defendants breached their fiduciary duty to shareholders by causing or allowing the Company to conduct its business in an unsafe, imprudent, and unlawful manner and failing to implement and maintain an adequate internal accounting control system. Plaintiffs allege that this breach caused the Company to improperly recognize revenue in violation of GAAP and the Company’s own accounting policies in connection with transactions in the Company’s Asia Pacific region, and that this alleged wrongdoing resulted in damages to the Company. Plaintiffs seek unspecified compensatory damages. On October 7, 2002, the Superior Court approved the parties’ joint stipulation to stay proceedings. On October 20, 2003, the parties filed a stipulation of settlement in the Superior Court of Rockingham County, State of New Hampshire. Although it continues to deny any liability, the Company has agreed to adopt corporate governance changes and pay attorneys’ fees up to $0.4 million in full settlement of all claims against it and its former officers and directors. At this time, parties are awaiting preliminary approval of the settlement from the Court. Once preliminary and final approval of the settlement is received, the New Hampshire derivative action will be dismissed.

     Shareholder Derivative Action in State of Delaware. On April 16, 2002, a shareholder derivative action was filed on the Company’s behalf in the Court of Chancery of the State of Delaware in and for New Castle County. It is captioned; Meisner v. Enterasys Networks, Inc., et al. Individual defendants are former chairman and chief executive officer Enrique Fiallo and members of the Company’s Board of Directors. Plaintiffs allege that the individual defendants permitted wrongful business practices to occur which had the effect of manipulating revenues and earnings, inadequately supervised the Company’s employees and managers, and failed to institute legal actions against those officers, directors and employees responsible for the alleged conduct. The complaint alleges counts for breach of fiduciary duty, misappropriation of confidential information for personal profit, and contribution and indemnification. Plaintiffs seek judgment directing defendants to account to the Company for all damages sustained by the Company by reason of the alleged conduct, return all compensation of whatever kind paid to them by the Company, pay interest on the damages as well as costs of the action. The settlement and dismissal of this Delaware derivative action is covered in the Stipulation of Settlement filed in the Superior Court of Rockingham County, State of New Hampshire. Once the settlement of the New Hampshire derivative action receives final approval by the New Hampshire Court, the parties will file the necessary papers in the Court of Chancery of the State of Delaware to effectuate settlement and dismissal of the Delaware action.

     Other. In addition, the Company is involved in various other legal proceedings and claims arising in the ordinary course of business. Management believes that the disposition of these additional matters, individually or in the aggregate, is not expected to have a materially adverse effect on the financial condition of the Company. However, depending on the amount and timing of such disposition, an unfavorable resolution of some or all of these matters could materially affect the Company’s future results of operations or cash flows in a particular period. The Company believes it has adequately accrued for these matters at September 27, 2003.

Other

     In some instances prior to fiscal year 2002, customers of the Company received financing for the purchase of equipment from third party leasing organizations and the Company guaranteed the payments of those customers. Most of these guarantees related to the sale of Riverstone equipment. During the first nine months of fiscal year 2003 and fiscal year 2002, the Company made payments of $3.7 million and $3.4 million, respectively, related to these guarantees. During July 2003, the Company entered into a $5.5 million settlement agreement with a Riverstone customer for reimbursement of lease guarantee payments made by the Company related to default guarantees of the customer’s equipment lease obligations provided in prior years. The Company recorded the initial receipt of $2.0 million, in July 2003, as a reduction to selling, general and administrative expense in the second quarter of fiscal year 2003, and the balance of $3.5 million will be paid in 24 installments and recorded as a reduction to operating expense when received.

     In addition, the Company has guaranteed a portion of a former subsidiary’s (Aprisma), lease obligations and related maintenance and management fees through 2012. At September 27, 2003, the amount of the guarantee was $4.0 million and automatically reduces to $3.0 million on February 1, 2009, to $2.0 million on February 1, 2010 and to $1.0 million on February 1, 2011 and terminates on February 1, 2012. The Company estimates the fair value of the guarantee to be between $2.0 million and $4.0 million based on current market rates for similar property. The Company is indemnified for up to $3.5 million in losses it may incur in connection with this guarantee. The Company has pledged $4.8 million to secure this guarantee.

     The Company could be required to make up to $13.2 million of additional capital contributions to private venture funds in which it is already an investor, which includes $1.2 million of capital contributions made by the Company in October 2003. If the Company fails to make a required contribution its remaining capital contribution obligations could be accelerated. The Company is currently considering selling its interests in several private venture funds, which would eliminate future capital call obligations.

14. Redemption of Series D and E Redeemable Convertible Preferred Stock

     On February 21, 2003, the holders of the Company’s Series D and E Preferred Stock notified the Company of their intention to exercise their right to redeem these shares effective as of February 23, 2003. The Company redeemed these shares during the first quarter of fiscal year 2003 for $97.1 million, which is net of the value of the Riverstone shares sold by the Holders of the Series D and E Preferred Stock, which partially offset the redemption liability.

15. Related Party Transactions

Investments

     The Company has minority investments in debt and equity securities of certain companies. The Company does not have a controlling interest in these entities. Revenue recognized from sales to investee companies was $2.5 million and $5.9 million for the three and nine months ended September 27, 2003, respectively, and $2.8 million and $8.2 million for the three and nine months ended September 28, 2002, respectively, and was related to cash transactions with normal terms and conditions.

Consulting Arrangements

     In connection with senior management resignations in September 2001, the Company entered into consulting arrangements with two former members of senior management to provide strategic advice and assistance to the Company for a period of one year. The Company paid consulting fees under these arrangements of approximately $0.04 million and $0.16 million in the three and nine months ended September 28, 2002, respectively. These arrangements ended in September 2002.

16. Shareholder Litigation Settlement

     In October 2003, the Company reached agreements to settle the outstanding shareholder litigation against the Company, its directors and former officers filed in connection with the financial restatements for the 2001 fiscal and transition years (See Note 13). Under the financial terms of the settlements, the Company has agreed to pay $17.4 million in cash and to distribute shares of its stock with a value of $33.0 million. As a result, the Company has recorded a liability for these costs on the consolidated balance sheet under accrued legal and litigation costs at September 27, 2003. The Company expects to receive approximately $34.5 million in cash proceeds from certain of its insurers in the fourth quarter which has been recorded as insurance proceeds receivable on the consolidated balance sheet at September 27, 2003. For the third quarter of fiscal year 2003, the Company recorded a shareholder litigation charge of $15.9 million which reflects the net result of the settlements. The Company is currently engaged in legal proceedings against certain other insurers to recover a portion of the remaining expenses incurred by it in connection with the shareholder litigation and other related matters.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     You should read the following discussion in conjunction with the section below titled “Cautionary Statements,” our consolidated financial statements and related notes, and other financial information appearing elsewhere in this report on Form 10-Q. We caution you that any statements contained in this report which are not strictly historical statements constitute forward-looking statements. Such statements include, but are not limited to, statements reflecting management’s expectations regarding our future financial performance; strategic relationships and market opportunities; and our other business and marketing strategies and objectives. These statements may be identified with such words as “we expect,” “we believe,” “we anticipate,” or similar indications of future expectations. These statements are neither promises nor guarantees, and involve risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. Such risks and uncertainties include, among other things, the factors discussed below under “Cautionary Statements” and elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We expressly disclaim any obligation to publicly update or revise any such statements to reflect any change in these forward-looking statements, or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

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

     All references in this quarterly report to “Enterasys Networks,” “we,” “our,” or “us” mean Enterasys Networks, Inc.

   Overview

     We are a global provider of Business Driven Networks™, enterprise networks designed and developed to enhance the security, productivity and adaptability of enterprises. With a strong focus on secure networks, open convergence and on-demand networking solutions, we believe our solutions meet the specific business requirements of our customers while delivering a high return on investment and low total cost of ownership. Our global customer base includes commercial enterprises; government entities; health care, financial, manufacturing, educational and non-profit institutions; and other organizations.

     Net revenue declined for the first nine months of fiscal year 2003 as compared to the level attained in the first nine months of fiscal year 2002. The decline in net revenue is primarily a result of weak customer demand, particularly in North America, Central Europe and Latin America. We believe the weak customer demand is a result of the lingering effects of a weaker market for enterprise networking products, reduced revenue from sales of older products as we continue a significant upgrade to our product portfolio, a longer sales cycle on our new products as some customers delay purchases while they evaluate our new products, and certain customers’ budgetary constraints. Additionally, service revenues have declined due to the expiration of legacy contracts, which in some cases have been replaced by lower priced contracts on new products. The decrease in net revenue has been partially offset by increased sales of our new Matrix N Series switching products which increased 104% from the second quarter of fiscal 2003 to the third quarter of fiscal 2003, and accounted for 20% of net product revenue during the third quarter of fiscal 2003.

     We are focused on improving our sales execution through new sales and marketing initiatives designed to expand our reach beyond our current customer base. We have implemented a new sales force automation tool, continued the consolidation and standardization of our customer database, developed new training programs, and focused on further development of our relationships with channel partners. On October 1, 2003, we also announced the appointment of Cosmo Santullo as Executive Vice President of Worldwide Sales and Service. Mr. Santullo has over 20 years of senior sales management experience, primarily with IBM.

     In April 2003, we acquired certain intellectual property from a core router start-up venture, Tenor Networks, Inc. We hired approximately 20 engineers from Tenor, including co-founders Leon Woo and Robert Ryan. Mr. Woo was named our Executive Vice President of Engineering, and is in charge of our worldwide research and development activities.

     We intend to continue making appropriate investments in research and development as we upgrade our product portfolio. We have introduced significant enhancements to our product portfolio during the first nine months of fiscal 2003. During the second quarter of fiscal 2003, we introduced our new modular switching product, the Matrix N-Series. The initial release of the N-Series included both a 3 and 7 slot chassis, as well as our line of high-end Platinum modules. Other product introductions during the first nine months of fiscal 2003 include our Matrix V2 stackable switch, a high performance Matrix E1 edge switch, XSR-3000 and XSR-4000 regional security routers, the RoamAbout R2 wireless access point along with our 802.11a and 802.11 a/b/g wireless cards, and release 6.1 of our Dragon intrusion detection software. During the fourth quarter of fiscal 2003, we announced plans to expand the N-Series offering to include a 5 slot chassis and introduce the lower cost Gold series modules. In 2004, we anticipate continuing to enhance our X-pedition router products and to introduce next generation core routing technologies.

     Throughout fiscal years 2002 and 2003, we have implemented cost reduction programs to improve gross margins and reduce fixed operating costs. During fiscal year 2003, we further evaluated the workforce and skill levels necessary to satisfy the expected future requirements of the business. As a result, we implemented plans to eliminate additional positions, and realigned and modified certain roles based on skill assessments. We have recorded restructuring charges of $16.5 million in fiscal year 2003, which included $13.7 million in employee severance related costs for approximately 385 individuals. Net of new hires, we expect to decrease our workforce of 1,650 employees at March 29, 2003 by 17%, or approximately 275 employees, once all the planned actions are completed. The fiscal year 2003 reductions in the global workforce involved most functions within the business. Since the beginning of fiscal year 2002, cumulative annualized labor cost reductions realized exceeded $60.0 million. The anticipated additional quarterly decrease to operating expense is expected to be in excess of $2.6 million once all the remaining workforce reductions of approximately 160 individuals have occurred. We also recorded $2.8 million of facility exit costs in fiscal year 2003 primarily as a result of consolidation of our North American distribution center into an owned facility with excess space and a decrease in estimated future sublease income anticipated from a vacated facility.

     In October 2003, we reached agreements to settle the outstanding shareholder litigation against us, our directors and former officers filed in connection with the financial restatements for the 2001 fiscal and transition years. Under the financial terms of the settlements, we have agreed to pay $17.4 million in cash and to distribute shares of our stock with a value of $33.0 million. We expect to receive approximately $34.5 million in cash proceeds from certain of our insurers in the fourth quarter which will result in a net cash inflow of approximately $17.1 million. For the third quarter of fiscal year 2003, we recorded a shareholder litigation charge of $15.9 million which reflects the net result of the settlements. We are currently engaged in legal proceedings against certain other insurers to recover a portion of the remaining expenses incurred by us in connection with the shareholder litigation and other related matters.

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

	Three months ended		Nine months ended

	September 27, 2003	September 28, 2002	September 27, 2003	September 28, 2002

Net revenue:
Product	71.9%	73.2%	72.4%	71.5%
Services	28.1	26.8	27.6	28.5

Total net revenue	100.0	100.0	100.0	100.0

Cost of revenue:
Product	57.0	58.0	55.5	62.5
Services	54.5	35.3	41.4	32.4

Total cost of revenue	56.3	51.9	51.6	53.9

Gross Margin:
Product gross margin	43.0	42.0	44.5	37.5
Services gross margin	45.5	64.7	58.6	67.6

Total gross margin	43.7	48.1	48.4	46.1

Research and development	21.7	16.0	20.3	17.9
Selling, general and administrative	45.0	49.2	43.0	50.1
Amortization of intangible assets	1.6	1.8	1.6	1.8
Stock-based compensation	—	0.5	0.1	0.7
Shareholder litigation expense	16.2	—	5.1	—
Restructuring charges	8.5	8.7	5.3	8.5

Total operating expenses	93.0	76.2	75.4	79.0

Loss from operations	(49.3)%	(28.1)%	(27.0)%	(32.9)%

Third Quarter of Fiscal Year 2003 Compared to the Third Quarter of Fiscal Year 2002

Net Revenue

     Net revenue decreased by $24.3 million, or 19.8%, from $122.7 million in the third quarter of fiscal year 2002 to $98.4 million in the third quarter of fiscal year 2003 primarily due to lower unit sales volume, as well as lower revenue from maintenance contracts. Geographically, net revenue decreased from the third quarter of fiscal 2002 to the third quarter of fiscal 2003 in all regions except for Asia Pacific, which increased $1.9 million or 16.6%. Net revenue to customers in North America decreased from $68.5 million in the third quarter of fiscal year 2002 to $48.1 million in the third quarter of fiscal year 2003, or 29.8%.

     Product revenue decreased by $19.0 million, or 21.2%, from $89.8 million in the third quarter of fiscal year 2002 to $70.8 million in the third quarter of fiscal year 2003. The decline in net product revenue is primarily a result of weak customer demand, particularly in North America, Central Europe and Latin America. We believe the weak customer demand is a result of the lingering effects of a weaker market for enterprise networking products, reduced revenue on older products as we continue a significant upgrade to our product portfolio, a longer sales cycle on our new products as some customers delay purchases while they evaluate our new products, and certain customers’ budgetary constraints. Our Matrix E Series switches have been upgraded by our Matrix N Series, and our stackable Vertical Horizon switches have been upgraded by our stackable Matrix V2 switch. Sales of the predecessor switching products declined from the third quarter of fiscal 2002 to the third quarter of fiscal 2003. This decline was partially offset by an increase in the Matrix N Series switches, and the initial shipment of the Matrix V2 switch. Net revenue from sales of the Matrix N Series switching products increased 104% from the second quarter of fiscal 2003 to the third quarter of fiscal 2003, and accounted for 20% of net product revenue during the third quarter of fiscal 2003. We are continuing to upgrade our portfolio of products to improve our competitive position including enhancements to our current routing products and the introduction of next generation core routing technologies in fiscal 2004. We believe future product revenue will generally fluctuate with overall changes in the markets we serve and will be affected by the nature and timing of new product introductions by our competitors and us, as well as other competitive factors.

     Services revenue decreased by $5.3 million, or 16.1%, from $32.9 million in the third quarter of fiscal year 2002 to $27.6 million in the third quarter of fiscal year 2003. The decrease in services revenue is primarily due to a declining maintenance revenue base resulting from the expiration of higher priced maintenance contracts on legacy products, which in some cases have been replaced by lower priced contracts for new products. Sales of new product maintenance contracts were not sufficient to offset the decline in our maintenance revenue base. We believe that the negative trend in services revenue may continue until growth in new product sales and associated maintenance contracts are sufficient to replace the expiration of higher-priced legacy maintenance contracts.

Gross Margin

     Total gross margin decreased by $16.1 million, from $59.1 million in the third quarter of fiscal year 2002 to $43.0 million in the third quarter of fiscal year 2003. Total gross margin as a percentage of net revenue decreased to 43.7% in the third quarter of fiscal year 2003, as compared to 48.1% in the third quarter of fiscal year 2002.

     Product gross margin increased to 43.0% compared to 42.0% in the third quarter of fiscal year 2002. The product gross margin percentage improvement was primarily due to initiatives designed to lower supply costs from our contract manufacturers and to higher margins on new products as well as to reductions in fixed costs due to our cost reduction activities and supply chain process improvement initiatives. This improvement was partially offset by a provision for excess and obsolete inventory in the third quarter of fiscal year 2003 of $3.5 million. The charge for excess and obsolete inventory relates primarily to our introduction of new switching products, which caused inventory levels of predecessor products to exceed foreseeable requirements. Excess and obsolete inventory charges were $0.2 million and $0.9 million for the third quarter of fiscal year 2002 and the second quarter of fiscal year 2003, respectively. Pro forma product gross margin, excluding excess and obsolete inventory charges, was 47.9% for the third quarter of fiscal year 2003 compared to 42.2 % for the third quarter of fiscal year 2002, and was 47.0% for the second quarter of fiscal year 2003. The pro forma product gross margin is provided to give an indication of what comparable product gross margins would have been without the inventory charges, as we believe this is a better indicator of underlying trends in product gross margin. Since our new products generally have higher margins than the products they replace, we believe that an increasing proportion of new product sales should result in improved product margins, excluding charges for excess and obsolete inventory, in the future. Our product gross margin percentage varies depending on unit volumes and product mix sold as well as other factors such as competitors’ pricing. In addition, the nature and timing of our new product introductions, as well as our competitors’ new products entering the markets we serve, could adversely affect our inventory levels in the future and may result in additional excess and obsolete inventory provisions.

     Services gross margin percentage decreased from 64.7% in the third quarter of fiscal year 2002 to 45.5% in the third quarter of fiscal year 2003, primarily due to a write-down of service spares inventory. Increased sales of newer products, as well as recent and anticipated expirations of legacy maintenance contracts, resulted in an excess of certain service parts as of the end of the third quarter of fiscal year 2003. Based on the revised usage estimates, service spares inventory was written down by $4.4 million to net realizable value. Also, fixed service costs were reduced by $2.2 million from the prior year’s third quarter primarily due to workforce reductions as part of our on-going restructuring programs. We believe that services gross margin, excluding the impact of service spares inventory write downs, is not expected to improve significantly until growth in new product sales and associated maintenance contracts are sufficient to replace the expiration of legacy maintenance contracts.

Operating Expenses

     Research and development expense increased by $1.7 million from $19.7 million in the third quarter of fiscal year 2002, to $21.4 million in the third quarter of fiscal year 2003. The increase in research and development expenses from the prior year was primarily due to an increase in the cost of pilot and prototype units related to new product introductions and an increase in costs related to the addition of Tenor personnel. We expect research and development expense in the fourth quarter of fiscal year 2003 to approximate the level of spending in the third quarter of fiscal year 2003.

     Selling, general and administrative (“S,G&A”) expense decreased by $16.1 million from $60.4 million in the third quarter of fiscal year 2002 to $44.3 million in the third quarter of fiscal year 2003. The decrease in SG&A expense was primarily the result of a $10.0 million decrease in costs associated with the settled SEC investigation and the various pending shareholder lawsuits discussed in this quarterly report and related audit fees; a $3.3 million decrease in provisions for bad debts and customers lease guarantee obligations; a $2.5 million decrease in general legal fees; a decrease of $2.0 million in labor related costs primarily as a result of workforce reductions and a $1.2 million decrease in facility costs as a result of cost reduction activities. The decrease in SG&A expense was partially offset by an increase in marketing and advertising expenditures of $1.7 million primarily relating to the development of channel relationships. Excluding the impact of bad debt and lease guarantee recoveries, as well as ongoing shareholder litigation, future SG&A expenses are expected to decline as a result of our cost reduction activities.

Amortization of Intangible Assets

     Amortization of intangibles decreased by $0.6 million from $2.2 million in the third quarter of fiscal year 2002 to $1.6 million in the third quarter of fiscal year 2003, primarily as a result of some intangibles becoming fully amortized.

Stock-based Compensation

     Stock-based compensation decreased by $0.6 million as a result of some underlying stock options becoming fully vested.

Shareholder Litigation Expense

     In October 2003, we reached agreements to settle all outstanding shareholder litigation against us, our directors and former officers filed in connection with the financial restatements for the 2001 fiscal and transition years. Under the financial terms of the settlement, we have agreed to pay $17.4 million in cash and to distribute shares of our stock with a value of $33.0 million and as a result, we have recorded a liability for these costs on the consolidated balance sheet at September 27, 2003 under accrued legal and litigation costs. We expect to receive approximately $34.5 million in cash proceeds from certain of our insurers in the fourth quarter which we have recorded as insurance receivable on the consolidated balance sheet at September 27, 2003. The shareholder settlement will result in a net cash inflow of approximately $17.1 million during the fourth quarter of fiscal year 2003. For the third quarter of fiscal year 2003, we recorded a shareholder litigation charge of $15.9 million which reflects the net result of the settlement. We are currently engaged in legal proceedings against certain other insurers to recover a portion of the remaining expenses incurred by us in connection with the shareholder litigation and other related matters.

Restructuring Charges

     We recorded a restructuring charge of $8.3 million during the third quarter of fiscal year 2003, which included $6.3 million in employee severance related costs for approximately 169 individuals. In addition, we recorded $2.0 million of facility exit costs primarily as a result of the consolidation of our North American distribution center into an owned facility with excess space. During the third quarter of fiscal year 2002, we recorded a restructuring charge of $10.7 million, which consisted of exit costs of $5.1 million related to the closure or reduction in size of seven facilities and employee severance costs of $5.6 million. The employee severance costs were associated with the reduction of approximately 130 individuals or 8% of our global workforce. The reductions in the global workforce involved most functions within the business.

Interest Income, net

     Interest income, net declined from $2.1 million in the third quarter of fiscal year 2002 to $1.0 million in the third quarter of fiscal year 2003, primarily due to lower interest rates and lower average cash and investment balances available for investing.

Other Expense, net

     Other expense, net increased to $8.6 million for the third quarter of fiscal 2003 from $6.1 million for the third quarter of fiscal year 2002. Other expense, net includes investment impairments of $8.2 million for the third quarter of fiscal year 2003 and $2.6 million for the third quarter of fiscal year 2002. We review our minority investments in debt and equity securities of primarily privately held companies for potential impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Many factors are considered in assessing potential impairments. Such events or factors include declines in the investees’ stock price in new rounds of financing, market capitalization relative to book value, deteriorating financial condition or results of operations, and bankruptcy or insolvency. From time to time, we may engage third party experts to estimate the recoverable value of investments management may consider selling. We are currently considering selling our interests in several private venture funds. At September 27, 2003, our minority investments totaled $13.5 million. The concentration of our investments in privately-held companies, many of which are in the start-up or development stage, expose our investments to increased risk. If these companies are not successful, we could incur additional impairment charges and lose our entire investment. Other expense, net for the third quarter of fiscal 2002 also included a $3.4 million unrealized loss on the Riverstone stock derivative. The Riverstone stock derivative offset the convertible preferred stock redemption liability, which was paid during the first quarter of fiscal 2003.

Income Tax Expense (Benefit)

     Effective for fiscal year 2003, we no longer record an income tax benefit for losses generated in the U.S. due to the uncertainty of realizing such benefits and the fact that we have fully utilized our tax loss carryback benefits. Due to the net loss incurred, and the favorable resolution in the second quarter of fiscal year 2003 of certain U.S. Federal tax audit matters, net tax expense for the third quarter of fiscal year 2003 was zero and is expected to be zero for the remainder of fiscal year 2003. For the third quarter of fiscal year 2002, we incurred net income tax benefits of $10.4 million due primarily to the tax loss carryback benefits associated with the passage of the Job Creation and Worker Assistance Act of 2002, whereby the allowable period to carry back net operating losses was increased from two to five years.

First Nine Months of Fiscal Year 2003 Compared to the First Nine Months of Fiscal Year 2002

Net Revenue

     Net revenue decreased by $52.4 million, or 14.4%, from $363.6 million in the first nine months of fiscal year 2002 to $311.2 million in the first nine months of fiscal year 2003 primarily due to lower unit sales volume, as well as lower revenue from maintenance contracts. Geographically, net revenue decreased in the first nine months of fiscal 2002 compared to the first nine months of fiscal 2003 in all regions except for Asia Pacific, which increased $15.7 million or 68.3%. Net revenue to customers in North America decreased from $211.6 million in the first nine months of fiscal year 2002 to $154.4 million in the first nine months of fiscal year 2003, or 27.0%.

     Product revenue decreased by $34.7 million, or 13.4%, from $259.9 million in the first nine months of fiscal year 2002 to $225.2 million in the first nine months of fiscal year 2003. The decline in net product revenue is primarily a result of weak customer demand, particularly in North America, Central Europe and Latin America. We believe the weak customer demand is a result of the lingering effects of a weaker market for enterprise networking products, reduced revenue on older products as we continue a significant upgrade to our product portfolio, a longer sales cycle on our new products as certain customers delay purchases while they evaluate our the new products, and certain customers’ budgetary constraints. Our Matrix E Series switches have been upgraded by our Matrix N Series, and our stackable Vertical Horizon switches have been upgraded by our stackable Matrix V2 switch. Sales of the predecessor switching products declined from the third quarter of fiscal 2002 to the third quarter of fiscal 2003. This decline was partially offset by an increase in the Matrix N Series switches, and the initial shipment of the Matrix V2 switch.

     Services revenue decreased by $17.7 million, or 17.1%, from $103.7 million in the first nine months of fiscal year 2002 to $86.0 million in the first nine months of fiscal year 2003. The decrease in services revenue is primarily due to a declining maintenance revenue base resulting from the expiration of higher priced maintenance contracts on legacy products which in some cases have been replaced by lower priced maintenance contracts for new products. Sales of new product maintenance contracts were not sufficient to offset the decline in our maintenance revenue base.

Gross Margin

     Total gross margin decreased by $17.0 million, from $167.5 million in the first nine months of fiscal year 2002 to $150.5 million in the first nine months of fiscal year 2003. Total gross margin as a percentage of net revenue was 48.4% in the first nine months of fiscal year 2003, compared with 46.1% in the first nine months of fiscal year 2002.

     The margin percentage improvement was principally due to increased product gross margin, which was 44.5% compared to 37.5% in the first nine months of fiscal year 2002. The product gross margin percentage improvement was primarily due to initiatives designed to lower supply costs from our contract manufacturers and higher margins on new products as well as reductions in fixed costs due to cost reduction activities and supply chain process improvement initiatives implemented by us, which were partially offset by a $6.3 million provision for excess and obsolete inventory in the first nine months of fiscal year 2003. The charge for excess and obsolete inventory relates primarily to introductions of new switching products, which caused current inventory levels of predecessor products to be in excess of foreseeable requirements.

     Services gross margin percentage decreased from 67.6% in the first nine months of fiscal year 2002 to 58.6% in the first nine months of fiscal year 2003, primarily due to the cost of services revenue not decreasing in proportion to the decrease in services net revenue and a write-down of service spares inventory. Increased sales of newer products, and recent and anticipated expirations of legacy maintenance contracts, resulted in an excess of certain service parts as of the end of the third quarter of fiscal year 2003. Based on the revised usage estimates, service spares inventory was written down by $4.4 million to net realizable value. Also, year-to-date fixed service costs were reduced by $6.1 million compared to the prior year primarily due to workforce reductions as part of our on-going restructuring programs.

Operating Expenses

     Research and development expense decreased by $1.7 million from $65.0 million in the first nine months of fiscal year 2002 to $63.3 million in the first nine months of fiscal year 2003. The decline in research and development expenses from the prior year was primarily due to workforce reductions.

     Selling, general and administrative expense decreased by $48.4 million from $182.2 million in the first nine months of fiscal year 2002 to $133.8 million in the first nine months of fiscal year 2003. The decrease in SG&A expense was primarily the result of a decrease of $17.7 million in costs associated with the settled SEC investigation and the various pending shareholder lawsuits discussed in this quarterly report and related audit costs; a decrease of $10.6 million in labor costs due to workforce reductions; a decrease of $6.7 million in bad debt expense primarily due to bad debt recoveries; a $6.4 million decrease in provisions for lease guarantees including payments in a bankruptcy settlement; a decrease of $6.3 million in various marketing and advertising expenses; a $2.4 million decrease in facility costs as a result of cost reduction activities and a reduction of $2.0 million in general legal fees. The decrease in SG&A expense was partially offset by a $3.8 million increase in expenses primarily relating to the development of channel relationships.

Amortization of Intangible Assets

     Amortization of intangibles decreased by $1.6 million from $6.5 million in the first nine months of fiscal year 2002 to $4.9 million in the first nine months of fiscal year 2003, primarily as a result of some intangibles becoming fully amortized.

Stock-based Compensation

     Stock-based compensation decreased by $2.4 million as a result of some underlying stock options becoming fully vested.

Shareholder Litigation Expense

     In October 2003, we reached agreements to settle the outstanding shareholder litigation against us, our directors and former officers filed in connection with the financial restatements for the 2001 fiscal and transition years. Under the financial terms of the settlement, we have agreed to pay $17.4 million in cash and to distribute shares of our stock with a value of $33.0 million and as a result, we have recorded a liability for these costs on the consolidated balance sheet at September 27, 2003 under accrued legal and litigation costs. We expect to receive approximately $34.5 million in cash proceeds from certain of our insurers in the fourth quarter which we have recorded as insurance proceeds receivable on the consolidated balance sheet at September 27, 2003. This settlement will result in a net cash inflow of approximately $17.1 million during the fourth quarter of fiscal year 2003. For the third quarter of fiscal year 2003, we recorded a shareholder litigation charge of $15.9 million which reflects the net result of the settlement. We are currently engaged in legal proceedings against certain other insurers to recover a portion of the remaining expenses incurred by us in connection with the shareholder litigation and other related matters.

Restructuring Charges

     We recorded restructuring charges of $16.5 million during the first nine months of fiscal year 2003, which included $13.7 million in employee severance related costs for approximately 385 individuals. In addition, we recorded $2.8 million of facility exit costs in fiscal year 2003 primarily as a result of consolidation of our North American distribution center into an owned facility with excess space and a decrease in estimated future sublease income anticipated from a vacated facility. The fiscal year 2003 reductions involved most functions within the business. During the second quarter of fiscal year 2002, we recorded a restructuring charge of

$20.2 million. These restructuring costs consisted of employee severance costs associated with the reduction of approximately 600 individuals and involved most functions within the business.

Interest Income, net

     Interest income, net declined from $6.2 million in the first nine months of fiscal year 2002 to $4.2 million in the first nine months of fiscal year 2003, primarily due to lower interest rates and lower average cash and investment balances available for investing.

Other Expense, net

     Other expense, net decreased to $23.1 million for the first nine months of fiscal 2003 as compared to other expense, net of $37.8 million in the third quarter of fiscal year 2002 primarily due to a $21.8 million loss incurred on the Riverstone stock derivative in fiscal year 2002. In addition to the loss on the Riverstone stock derivative, other expense consisted primarily of investment impairments of $24.5 million for the nine months ended September 27, 2003 and $15.2 million for the nine months ended September 28, 2002.

Income Tax Expense (Benefit)

     Effective for fiscal year 2003, we no longer record an income tax benefit for losses generated in the U.S. due to the uncertainty of realizing such benefits and the fact that we have fully utilized our tax loss carryback benefits. For the first nine months of fiscal year 2003, we incurred net tax expense of $0.7 million due to certain foreign and state taxes. For the first nine months of fiscal year 2002, we recorded net income tax benefits of $76.1 million due primarily to the tax loss carryback benefits associated with the passage of the Job Creation and Worker Assistance Act of 2002, whereby the allowable period to carry back net operating losses was increased from two to five years.

Loss from Discontinued Operations

     During the first nine months of fiscal year 2002, we recorded an additional charge of $11.7 million due to a change in estimate of the loss on disposal of Aprisma which was sold in August of 2002.

Liquidity and Capital Resources

     Net cash used in operating activities was $22.3 million for the nine months ended September 27, 2003 and consisted of a $50.3 million net loss from operations after adjustments for certain non-cash items, which was partially offset by $28.0 million in net cash inflows from changes in working capital. Net cash inflows from working capital included the receipt of $32.2 million in net income tax refunds. We do not expect any significant tax refunds in the near future.

     Capital expenditures for the first nine months of fiscal year 2003 were $13.2 million and consisted of assets purchased to support outsourcing contracts, equipment and software used in research and development activities and internal information technology purchases and upgrades in addition to equipment and certain fixed assets and intellectual property purchased from Tenor Networks. We expect capital spending to approximate $6.0 million for the remainder of fiscal year 2003 as we continue our investment in information technology systems and research and development.

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

     Our significant contractual cash obligations and commercial commitments associated with future periods are disclosed in our Form 10-K for the year ended December 28, 2002. Changes to our commitments from that date include an increase in our non-cancelable purchase commitments for inventory from $20.1 million at December 28, 2002 to $22.7 million at September 27, 2003, the redemption of the Series D&E preferred stock during the first quarter of fiscal year 2003 and payments of $3.7 million related to equipment lease guarantees. All other obligations have not changed materially since December 28, 2002.

     We could be required to make up to $13.2 million of additional capital contributions to private venture funds in which we are already an investor, which includes $1.2 million of capital contributions made by us in October 2003. If we fail to make a required contribution, our remaining capital contribution obligations could be accelerated. We are currently considering selling our interests in several private venture funds, which would eliminate future capital call obligations.

     Accounts receivable, net of allowance for doubtful accounts, were $40.0 million at September 27, 2003 compared with $41.7 million at December 28, 2002. The decrease in accounts receivable is due primarily to the decline in net revenue. The number of days sales outstanding was 37 days at September 27, 2003, compared to 31 days at December 28, 2002. The increase in the number of days sales outstanding is primarily due to the increase in the percentage of sales outside of North America, to customers with longer payment terms and the conversion of one of our larger distributors in Asia Pacific from revenue recognition upon cash receipt to revenue recognition when the distributor ships our products to their customers.

     Inventories were $27.5 million at September 27, 2003 or 6.6 turns per annum, compared with $44.6 million at December 28, 2002 or 5.2 turns per annum. Inventories have decreased during the first nine months of fiscal year 2003 primarily as a result of $10.7 million in inventory write downs, and $6.4 million primarily due to improved channel inventory management resulting in lower inventory requirements. We expect future cash commitments related to inventory purchases to vary based on sales order demand. In addition, the nature and timing of our new product introductions as well as our competitors’ new products entering the markets we serve could have an adverse affect on our inventory levels in the future and may result in additional excess and obsolete inventory provisions.

     Accounts payable at September 27, 2003 of $30.4 million declined by $17.2 million from $47.6 million at December 28, 2002 due in part to decreased expenses for professional fees and the timing of payments related to product purchases.

     In October 2003, we reached agreements to settle the outstanding shareholder litigation against us, our directors and former officers filed in connection with the financial restatements for the 2001 fiscal and transition years. Under the terms of the settlement, we have agreed to pay $17.4 million in cash and to distribute shares of our stock with a value of $33.0 million and as a result we have recorded a liability for these costs on our consolidated balance sheet at September 27, 2003 under accrued legal and litigation costs. In addition, we expect to receive approximately $34.5 million in cash proceeds from certain of our insurers in the fourth quarter which we have recorded as insurance proceeds receivable on the consolidated balance sheet at September 27, 2003. The settlements will result in a net cash inflow of approximately $17.1 million during the fourth quarter of fiscal year 2003.

     As of September 27, 2003, our liquid investments totaled $180.0 million, as compared to $288.8 million at December 28, 2002, and consisted of $95.0 million of cash and cash equivalents, $44.1 million of marketable securities and $40.9 million of long-term marketable securities. In connection with the issuance of letters of credit by several banking institutions, we have agreed to maintain specified amounts of cash, cash equivalents and marketable securities in collateral accounts controlled by those institutions. These assets totaled $18.7 million at September 27, 2003, and are classified as “Restricted cash, cash equivalents and marketable securities” on our balance sheet. The decrease in liquid investments during the first nine months of fiscal year 2003 is primarily the result of the redemption of the Series D&E preferred stock, and the loss from operations, which were partially offset by the receipt of income tax refunds. Based on our liquid investment position at September 27, 2003, we believe that we have sufficient liquid investments to fund our on-going operations and future obligations for at least the next twelve months.

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

     Revenue Recognition. Our revenue is comprised of product revenue, which includes revenue from sales of our switches, routers, and other network equipment and software, services revenue, which includes maintenance, installation, and system integration services. Our revenue recognition policy follows SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,”, Statement of Position No. 97-2, “Software Revenue Recognition,” as amended by SOP No. 98-9, “Modification of SOP No. 97-2, Software Recognition, With Respect to Certain Transactions.” And EITF 00-21 “Revenue Arrangements with Multiple Deliverables.” We generally recognize product revenue from our end-user and reseller customers at the time of shipment, provided that persuasive evidence of an arrangement exists, the price is fixed or determinable and collectibility of sales proceeds is reasonably assured. When significant obligations remain after products are delivered, such as for system integration or customer acceptance, revenue and related costs are deferred until such obligations are fulfilled. Software and equipment revenue is deferred in instances when vendor specific objective evidence, or VSOE, of fair value of undelivered elements is not determinable. VSOE of fair value is the price charged when the element is sold separately. Revenue from service obligations under maintenance contracts is deferred and recognized on a straight-line basis over the contractual period, which is typically twelve months.

     We recognize revenue from stocking distributors when they ship our products to their customers. We also record revenue from certain distributors and resellers located in Asia Pacific and Latin America upon our cash receipt. During the third quarter of fiscal year 2003, we converted one of our larger distributors in Asia Pacific from revenue recognition upon cash receipt to revenue recognition when the distributor ships our products to their customers. This change is a result of improved distributor practices including consistent timely payment, standard contract terms, and other independent vendor relationships. This conversion did not have a material impact on our consolidated results of operations.

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

     Provision for Inventory Write-downs. Inventory purchases and commitments are based upon future demand forecasts. Reserves for excess and obsolete inventory are established to account for the potential differences between our forecasted demand and the amount of purchased and committed inventory. We have periodically experienced significant variances between the amount of inventory purchased and contractually committed to and our demand forecasts, resulting in material excess and obsolete inventory charges. In addition, the net realizable value of our services spares inventory is based upon future usage estimates. We write-down service spares inventory to net realizable value due to revised usage estimates.

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

     Valuation of Investments. We maintain certain minority investments in debt and equity securities of companies that were acquired for cash and in non-monetary transactions whereby we exchanged inventory or product credits for preferred or common stock or convertible notes. We review investments for potential impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Many factors are considered in assessing potential impairments. Such events or factors include declines in the investees’ stock price in new rounds of financing, market capitalization relative to book value, deteriorating financial condition or results of operations and bankruptcy or insolvency. From time to time we may engage third party experts to estimate the recoverable value of investments management may consider selling. Appropriate reductions in carrying value are recognized in other expense, net in the consolidated statements of operations. We are currently considering selling our interests in several private venture funds, which would eliminate future capital call obligations.

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

     Summary of Critical Estimates Included in Our Consolidated Results of Operations. The following table summarizes the (income) expense impact on our results of operations arising from our critical accounting estimates:

	Three months ended		Nine months ended

	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002

	(In millions)
Net recoveries of doubtful accounts and notes receivable	$(1.3)	$1.3	$(8.1)	$0.8
Provision for inventory write-downs	7.9	0.2	10.7	0.3
Impairment of investments	8.2	2.6	24.5	15.2
Restructuring charges	8.3	10.7	16.5	31.0
Deferred tax asset valuation provision	6.5	11.9	19.5	2.2

Total expense from critical accounting estimates	$29.6	$26.7	$63.1	$49.5

New Accounting Pronouncements

     In November 2002, the FASB issued EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables,” which provides guidance on how to account for revenue arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of this Pronouncement are effective for revenue arrangements entered into beginning in our third quarter of fiscal year 2003. The adoption of EITF No. 00-21 did not have a material effect on our consolidated financial statements.

     In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 25, 2003. We are not the primary beneficiary of any minority investment that would be considered a variable interest entity and, as such, the adoption of FIN No. 46 did not have an effect on the consolidated financial statements.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003 and is to be applied prospectively. We have no derivatives imbedded in other contracts and no hedging relationships at this time and, as such, the adoption of SFAS No. 149 did not have an effect on our consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on our consolidated financial statements.

     In May 2003, the FASB issued EITF No. 03-5, “Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition, to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software,” which provides guidance on how to account for non-software deliverables included in an arrangement that contains software that is more than incidental to the products or services as a whole. The provisions of this Pronouncement are effective for revenue arrangements entered into beginning of our third quarter of fiscal year 2003. The adoption of EITF No. 03-05 did not have a material effect on our consolidated financial statements.

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

     Market conditions in the networking industry have been particularly unfavorable over the past two years, as companies have been reluctant to invest in their network infrastructures in light of continued economic uncertainty. In recent quarters, our product revenues have declined as a result of reduced capital spending and a lengthened sales cycle attributable to unfavorable economic and market conditions as well as other factors. Continued economic weakness could result in increased price competition in our industry, could further reduce demand for our products and could increase our risk of additional excess and obsolete inventory provisions and service spare inventory write-downs, any of which could harm our revenues and reduce our gross margin.

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

     Our quarterly operating results may vary significantly from quarter to quarter in the future due to a number of factors, including:

•	fluctuations in the demand for our products and services;

•	the timing and size of sales of our products or the cancellation or rescheduling of significant orders;

•	the length and variability of the sales cycle for our products;

•	the timing of implementation and product acceptance by our customers and by customers of our distribution partners;

•	the timing and success of new product introductions;

•	increases in the prices or decreases in the availability of the components we purchase;

•	price and product competition in the networking industry;

•	our ability to source and receive from third party sources appropriate product volumes and quality;

•	our ability to execute on our operating plan and strategy;

•	manufacturing lead times and our ability to maintain appropriate inventory levels;

•	the timing and level of research, development and prototype expenses;

•	the mix of products and services sold;

•	changes in the distribution channels through which we sell our products and the loss of distribution partners;

•	the uncertainties inherent in our accounting estimates and assumptions and the impact of changes in accounting principles;

•	our ability to achieve targeted cost reductions;

•	the outcome of pending securities litigation; and

•	general economic conditions as well as those specific to the networking industry.

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

We may need additional capital to fund our future operations, commitments and contingencies and, if it is not available when needed, our business and financial condition may be harmed

     We believe our existing working capital and cash available from operations will enable us to meet our working capital requirements for at least the next twelve months. Our working capital requirements and cash flows historically have been, and are expected to continue to be, subject to quarterly and yearly fluctuations, depending on such factors as capital expenditures, sales levels, collection of receivables, inventory levels, supplier terms and obligations, and other factors impacting our financial performance and condition. Our inability to manage cash flow fluctuations resulting from these and other factors could impair our ability to fund our working capital requirements from operating cash flows and other sources of liquidity or to achieve our business objectives in a timely manner. We have not established any borrowing relationships with financial institutions and are primarily reliant on cash generated from operations to meet our cash requirements. If cash from future operations is insufficient, or if cash must be used for currently unanticipated uses, we may need to raise additional capital or reduce our expenses.

     We cannot assure you that additional capital, if required, will be available on acceptable terms, or at all. As a result of the current unfavorable capital market environment, as well as the pending securities litigation against us, our ability to access the capital markets and establish borrowing relationships with financial institutions has been impaired and may continue to be impaired for the foreseeable future. If we are unable to obtain additional capital when needed or must reduce our expenses, it is likely that our product development and marketing efforts will be restricted, which would harm our ability to develop new and enhanced products, expand our distribution relationships and customer base, and grow our business. This could adversely impact our competitive position and cause our revenues to decline. To the extent that we raise additional capital through the sale of equity or convertible debt securities, existing stockholders may suffer dilution. Also, these securities may provide the holders with certain rights, privileges and preferences senior to those of common stockholders. If we raise additional capital through the sale of debt securities, the terms of such debt could impose restrictions on our operations.

Our failure to improve and successfully implement our management information systems and internal controls could harm our business

     We currently use three disparate information systems in our domestic and international operations, resulting in delays in obtaining consistent and timely information on a worldwide basis and the use of extensive manual procedures to generate and review our consolidated financial results. Further, our systems do not provide all of the information that we believe is necessary to successfully operate our business, and we have identified weaknesses in our internal controls and accounting procedures. Pursuant to new SEC rules under the Sarbanes-Oxley Act of 2002, we will be required to include in our future Form 10-K filings a report by our management as to the effectiveness of our internal controls and procedures for financial reporting. Beginning with our Form 10-K for fiscal year 2004, our independent auditors will be required to attest to and report on the evaluation by management. Although we have implemented a number of changes designed to improve our systems and controls, including organizational changes, communication of revenue recognition and other accounting policies to all of our employees, implementation of an internal audit function, new approval procedures and various other initiatives, including extensive supervisory and management oversight along with systems and process improvement programs, we anticipate making additional changes to improve our systems controls and procedures, some of which may result in higher future operating expenses and capital expenditures. In addition, we are making significant upgrades to our management information systems. The implementation of these upgrades involves significant effort and is complex. If we are unable to successfully and/or timely implement these upgrades, our business could be disrupted and our financial condition harmed.

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

     We plan to introduce new products over the next several fiscal quarters, and if our customers delay product purchases or choose alternative solutions, our revenues could decline, we may incur excess and obsolete inventory charges, and our financial condition could be harmed.

     We are in the process of refreshing our entire product portfolio; however, many of our customers may initially require additional time to evaluate our new products, extending the sales cycle, or may choose alternative solutions. In addition, sales of our existing products could decline as customers await the release of our new products and, as a result, we could be exposed to an increased risk of inventory write downs. If customers defer purchasing decisions or choose alternative solutions in connection with our new product introductions, our revenues could decline and our financial condition could be harmed.

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

     Although we recently announced we reached agreements to settle the six shareholder class action lawsuits filed between February 7, 2002 and April 9, 2002, agreeing to pay approximately $17.4 million in cash and to distribute shares of common stock with a value of $33.0 million, and to adopt corporate governance changes, the settlement remains subject to final court approval. If the settlement does not receive final court approval, the terms of the settlement may require renegotiation which could result in less favorable terms or no settlement, resulting in additional costs to us and further proceedings on the subject matter of the litigation. Further, we may be required to pay significant damages in connection with the 1997 and 1998 lawsuits which remain pending.

     The uncertainty associated with these lawsuits could seriously harm our business, financial condition and reputation by, among other things, harming our relationships with existing customers and impairing our ability to attract new customers. In addition, the continued defense of the 1997 and 1998 lawsuits will continue to result in significant expense and the continued diversion of our management’s time and attention from the operation of our business, which could impede our ability to achieve our business objectives. Although we have insurance designed to cover claims under these lawsuits, this insurance may not be adequate to cover expenses and certain liabilities relating to these lawsuits, and we may need to litigate with our insurance carriers to obtain coverage under our insurance policies. For example, with respect to the 2002 class action litigation, although we expect to receive cash proceeds of approximately $34.5 million from certain of our insurers and have engaged in legal proceedings against certain other insurers to recover a portion of the remaining expenses incurred, we do not expect these proceeds will fully cover all of our costs and expenses incurred in connection with this and other related matters and we may be unsuccessful in our litigation against the other insurers.

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

     The facts underlying the SEC investigation and shareholder lawsuits has increased the premiums we must pay for director and officer liability insurance, and may make this insurance coverage prohibitively expensive or unavailable in the future. Increased premiums for this insurance could materially harm our financial results in future periods. The inability to obtain this coverage due to its unavailability or prohibitively expensive premiums would make it significantly more difficult for us to retain and attract officers and directors.

We have experienced significant turnover of senior management and our current management team has been together for only a limited time, which could harm our business and operations

     Since August 2001 there have been numerous changes in our senior management team. In August 2001, our management team was restructured to include several senior executives of one of our operating subsidiaries. Then in April 2002, we announced the departure of several of these senior executives, including our President and Chief Executive Officer. We appointed a new Chief Executive Officer and a new President in April 2002, and, in the period from March 2002 to March 2003, we appointed a number of other senior officers, including promoting our Vice President of Finance to the position of Chief Financial Officer, appointing a new Executive Vice President of Sales, Executive Vice President of Worldwide Marketing and Product Management and Vice President of Human Resources, and adding a Director of Internal Audit and Executive Vice President of Supply Chain Management. In December 2002, our President resigned upon the completion of his employment agreement with us, and, in April 2003, we appointed a new President. In May 2003 we appointed a new EVP of Engineering and in October 2003 we appointed a new EVP of Worldwide Sales and Service. Because of these recent changes and their recent recruitment, our current management team has not worked together for a significant length of time and may not be able to work together effectively to successfully develop and implement business strategies. In addition, as a result of these management changes, management will need to devote significant attention and resources to preserve and strengthen relationships with employees and customers. If our new management team is unable to develop successful business strategies, achieve our business objectives, or maintain positive relationships with employees and customers, our ability to grow our business and successfully meet operational challenges could be impaired.

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

We maintain investments in early stage, privately held technology companies and value-added resellers to establish relationships that we believe may benefit us as we execute our business strategy, but these relationships may not prove helpful to us, and we could lose our entire investment in these companies

     We have made investments in privately-held technology companies and value-added resellers, many of which are in the start-up or development stage. The benefits we expected to achieve by investing in these companies may not be realized. Moreover, investments in these companies are inherently risky as the technologies or products they have under development, or the services they propose to provide, are often in early stages of development and may never materialize. We may never realize any benefits or financial returns from these investments, and, if these companies are not successful, we could lose our entire investment. The concentration of our investments in a small number of related industries, primarily telecommunications, exposes our investments to increased risk, particularly if these industries continue to be adversely affected by the worldwide economic slowdown. At September 27, 2003, these investments totaled approximately $13.5 million. During the quarter ended September 27, 2003, we recorded impairment losses of $8.2 million relating to these investments.

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

We may be unable to upgrade our indirect distribution channels, which may hinder our ability to grow our customer base and increase our revenues

     Our sales and distribution strategy relies heavily on our indirect sales efforts, including sales through distributors and channel partners, such as value-added resellers, systems integrators and telecommunications service providers. We believe that our future success will depend in part upon our ability to maintain and upgrade existing relationships, as well as establish successful new relationships, with a variety of these partners. If we are unable to upgrade our indirect distribution channels, we may be unable to increase or sustain market awareness or sales of our products and services, which may prevent us from maintaining or increasing our customer base and revenues.

     Even if we are able to upgrade our indirect distribution channels, our revenues may not increase. Our distribution partners are not prohibited from selling products and services that compete with ours and may not devote adequate resources to selling our products and services. In addition, we may be unable to maintain our existing agreements or reach new agreements with distribution partners on a timely basis or at all.

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

If we do not anticipate and respond to technological developments and evolving customer requirements, we may not retain our current customers or attract new customers

     The markets for our products are characterized by rapidly changing technologies and frequent new product introductions. The introduction by us or our competitors of new products and the emergence of new industry standards and practices can render existing products obsolete and unmarketable, increasing our risk of excess and obsolete inventory charges. Our success will depend upon our ability to enhance our existing products and to develop and introduce, on a timely and cost-effective basis, new products and functionality that keep pace with technological developments and emerging standards. Any failure to introduce new products and enhancements on a timely basis will harm our future revenue and prospects.

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

We may periodically establish relationships with other companies to develop, manufacture and sell products, which could increase our reliance on others for development or supply capabilities or generation of revenues and may lead to disputes about ownership of intellectual property

     We may periodically establish relationships with other companies to incorporate our technology into products and solutions sold by these organizations as well as to jointly develop, manufacture and/or sell new products and solutions with these organizations. We may be unable to enter into agreements of this type on favorable terms, if at all. If we are unable to enter into these agreements on favorable terms, or if our partners do not devote sufficient resources to developing, manufacturing and/or selling the products that incorporate our technology or the new products we have jointly developed, our revenue growth could be lower than expected. If we are able to enter into these agreements, we will likely be unable to control the amount and timing of resources our partners devote to developing products incorporating our technology or to jointly developing new products and solutions. Further, although we intend to retain all rights in our technology in these arrangements, we may be unable to negotiate the retention of these rights and disputes may arise over the ownership of technology developed as a result of these arrangements. These and other potential disagreements between us and these organizations could lead to delays in the research, development or sale of products we are jointly developing or more serious disputes, which may be costly to resolve. Disputes with organizations that also serve as indirect distribution channels for our products could also reduce our revenues from sales of our products.

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

Risks Related to our Manufacturing and Components

We use several key components for our products that we purchase from single or limited sources, and we could lose sales if these sources fail to fulfill our needs

     We currently work with third parties to manufacture our key proprietary application-specific integrated circuits, which are custom designed circuits built to perform a specific function more rapidly than a general purpose microprocessor. These proprietary circuits are very complex, and these third parties are our sole source suppliers for the specific types of application specific integrated circuits that they supply to us. We also have limited sources for semiconductor chips that we use in some of our products, as well as several other key components used in the manufacture of our products. We do not carry significant inventories of these components, and we do not have a long-term, fixed price or minimum volume agreements with these suppliers. If we encounter future problems with these vendors, we likely would not be able to develop an alternate source in a timely manner. We have encountered shortages and delays in obtaining these components in the past and may experience similar shortages and delays in the future. If we are unable to purchase our critical components, particularly our application-specific integrated circuits, at such times and in such volumes as our business requires, we may not be able to deliver our products to our customers in accordance with schedule requirements. In addition, any delay in obtaining key components for new products under development could cause a significant delay in the initial launch of these products. Any delay in the launch of new products could harm our reputation and operating results.

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

     In addition, because our contract manufacturers produce our products based on forward-looking demand projections that we supply to them, we may be unable to respond quickly to sudden changes in demand. With respect to sudden increases in demand, we may be unable to satisfy this demand with our products, thereby forfeiting revenue opportunities and damaging our customer relationships, and with respect to sudden decreases in demand, we may find ourselves with excess finished goods inventory, which could expose us to high manufacturing costs compared to our revenue in a financial quarter and increased risks of inventory obsolescence. These factors contributed to a total $6.3 million provision for excess and obsolete inventory, and a $4.4 million inventory write-down of services spares inventory to net realizable value during the first nine months of fiscal year 2003, a $17.9 million charge in fiscal year 2002, and a $72.9 million charge in transition year 2001.

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

Other Risks Related to our Business

Our significant sales outside the United States subject us to increasing foreign political and economic risks, including foreign currency fluctuations

     Our sales to customers outside of the United States accounted for approximately 51.1% and 50.4% of our revenue in the three and nine months ended September 27, 2003, respectively, and 44.2% and 41.8% of our revenue in the three and nine months ended September 28, 2002, respectively. We are seeking to expand our international presence by establishing arrangements with distribution partners as well as through strategic relationships in international markets. Consequently, we anticipate that sales outside of the United States will continue to account for a significant portion of our revenues in future periods.

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

We have made and may make future acquisitions or dispositions, which involve numerous risks

     We periodically evaluate our business and our technology needs, and evaluate alternatives for acquisitions, dispositions and other transfers of businesses, assets, technologies and product lines, and we have made, and may in the future make, acquisitions and dispositions. Any future acquisitions and/or dispositions would expose us to various risks associated with such transactions and could harm our results of operations and financial condition.

     Although we may seek to make acquisitions, we may be unable to identify and acquire suitable businesses, assets, technology or product lines on reasonable terms, if at all. Our financial condition or stock price may make it difficult for us to complete acquisitions and we may compete for acquisitions with other companies that have substantially greater financial, management and other resources than we do. This competition may increase the prices we pay to make acquisitions, which are often high when compared to the assets and sales of acquisition candidates. Also, our acquisitions may not generate sufficient revenues to offset increased expenses associated with the acquisition in the short term or at all. We may also consider discontinuing or disposing of businesses, assets, technologies or product lines; however, any decision to limit our investment in or dispose of businesses, assets, technologies or product lines may result in the recording of charges to our income statement, such as inventory and technology related write-downs, workforce reduction costs, contract termination costs, fixed asset write-downs or claims from third party resellers or users of the discontinued products. In addition, to the extent we are required to sell intellectual property rights in disposing of these businesses, assets, technologies or product lines, we may need to re-license the right to use this intellectual property for a fee.

     Acquisitions and dispositions, particularly multiple transactions over a short period of time, involve transaction costs and a number of risks that may result in our failure to achieve the desired benefits of the transaction. These risks include, among others, the following:

•	difficulties and unanticipated costs incurred in assimilating the operations of the acquired business, technologies or product lines or of segregating, marketing and disposing of a business, technology or product line;

•	potential disruption of our existing operations;

•	an inability to successfully integrate, train and retain key personnel, or transfer or eliminate positions or key personnel;

•	diversion of management attention and employees from day-to-day operations;

•	an inability to incorporate, develop or market acquired businesses, technologies or product lines, or realize value from technologies, products or businesses;

•	operating inefficiencies associated with managing companies in different locations, or separating integrated operations; and

•	impairment of relationships with employees, customers, suppliers and strategic partners.

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

The market price of our common stock has historically been volatile, and declines in the market price of our common stock may negatively impact our ability to make future strategic acquisitions, raise capital, issue debt, and retain employees

     Shares of our common stock may continue to experience substantial price volatility, including significant decreases, as a result of potential variations between our actual or anticipated financial results and the published expectations of analysts, announcements by our competitors and us, and pending class action lawsuits against us. In addition, the stock markets have experienced extreme price fluctuations that have affected the market price of many technology companies. These price fluctuations have, in some cases, been unrelated to the operating performance of these companies. A major decline in capital markets generally, or in the market price of our shares of common stock, may negatively impact our ability to make future strategic acquisitions, raise capital, issue debt, or retain employees. These factors, as well as general economic and political conditions and the outcome of the pending class action lawsuits, may in turn materially adversely affect the market price of our shares of common stock.

We have not established a comprehensive disaster recovery plan and if we are unable to quickly and successfully restore our operations our revenues and our business could be harmed

     We have not established and tested a comprehensive disaster recovery plan for our business operations or for recovering or otherwise operating our information technology systems in the event of a catastrophic systems failure or a natural or other disaster. If there is a natural or other disaster which impacts our operations or a failure or extended inoperability of our information technology systems, our ability to service customers, ship products, process transactions, test and develop products, and communicate internally and externally could be materially impaired and our revenues and business could be harmed. We are in the process of developing a disaster recovery plan which we expect will conform to industry standards and is intended to limit our business and financial exposure in the event of a disaster or catastrophic systems failure. Nevertheless, in the event of a disaster or catastrophic systems failure, we may be unable to successfully implement any plan we develop and restore, or operate at an alternate location, our business or our information technology systems and, to the extent it is implemented, any plan we develop may not adequately prevent or limit the adverse effects on our business of such a disaster or catastrophic systems failure. Additionally, our business interruption insurance has certain limitations and, as a result of these limitations, may not adequately cover damages we incur in the event our business is interrupted by such a disaster or catastrophic systems failure.

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

     Foreign Currency Exchange Risk. Due to our global operating and financial activities, we are exposed to changes in foreign currency exchange rates. At September 27, 2003, we had net asset exposures to the Australian Dollar, Eurodollar, Japanese Yen and Brazilian Real. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial results and cash flows.

     To minimize the potential adverse impact of changes in foreign currency exchange rates, we, at times, have used foreign currency forward and option contracts to hedge the currency risk inherent in our global operations. We do not use financial instruments for trading or other speculative purposes, nor do we use leveraged financial instruments. Gains and losses on these contracts are largely offset by gains and losses on the underlying assets and liabilities. We had no foreign exchange forward or option contracts outstanding at September 27, 2003.

     Equity Price Risk. We maintain a small amount of investments in marketable equity securities of publicly-traded companies. At September 27, 2003, these investments were considered available-for-sale with any unrealized gains or losses deferred as a component of stockholders’ equity. It is not customary for us to make investments in equity securities of publicly traded companies as part of our investment strategy. In the past, we have also made strategic equity and convertible debt investments in privately-held technology companies, many of which are in the start-up or development stage. Investments in these companies are highly illiquid and inherently risky as the technologies or products they have under development, or the services they propose to provide, are typically in early stages of development and may never materialize. If these companies are not successful, we could lose our entire investment. The concentration of our investments in a small number of related industries, primarily telecommunications, exposes our investments to increased risk, particularly if these industries continue to be adversely affected by the worldwide economic slowdown. At September 27, 2003, these investments totaled $13.5 million. During the first nine months of fiscal year 2003, we recorded impairment losses of $24.5 million relating to these investments. While our financial results may be materially adversely affected by fluctuations in the value of these investments, we do not expect any material adverse impact in our cash flows.

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

     Management has assigned the highest priority to the short-term and long-term correction of these internal control deficiencies, and we have implemented and continue to implement changes to our accounting policies, procedures, systems and personnel to address these issues. Specifically, since June 28, 2003, we have implemented the following corrective actions as well as additional procedures:

1.	Development and implementation of additional financial, accounting and other policies and procedures and publication of these policies on our internal website;

2.	Continued increased supervisory and management reviews of procedures, including review and approval of demand forecasts by senior management;

3.	Implementation of software tools to improve supply chain management, implementation of e-commerce tools, the development of a data warehouse tool and the implementation of a sales opportunity management system;

4.	Continued enhancement to system controls and reporting; and

5.	Continued expansion of internal audit processes and procedures, including regional financial statement reviews.

     Longer term corrective actions, some of which we have already begun to implement, include:

1.	Improved financial and management reporting systems, including the consolidation of disparate information systems in certain international locations and the implementation of a financial planning and budgeting system;

2.	Continued development of additional financial, accounting and other policies and procedures;

3.	Additional training of our personnel;

4.	Expanded certification by employees of their familiarity, and obligation to comply, with our policies and procedures; and

5.	Periodic re-certification by employees of their continued compliance with our policies and procedures.

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

     Securities Class Action in the District of Rhode Island. Between October 24, 1997 and March 2, 1998, nine shareholder class action lawsuits were filed against us and certain of our officers and directors in the United States District Court for the District of New Hampshire. By order dated March 3, 1998 these lawsuits, which are similar in material respects, were consolidated into one class action lawsuit, captioned In re Cabletron Systems, Inc. Securities Litigation (C.A. No. 97-542-SD). The complaint alleges that we and several of our officers and directors disseminated materially false and misleading information about our operations and acted in violation of Section 10(b) and Rule 10b-5 of the Exchange Act during the period between March 3, 1997 and December 2, 1997. The complaint further alleges that certain officers and directors profited from the dissemination of such misleading information by selling shares of our common stock during this period. The complaint does not specify the amount of damages sought on behalf of the class. In a ruling dated May 23, 2001, the district court dismissed this complaint with prejudice. The plaintiffs appealed that ruling to the First Circuit Court of Appeals, and, in a ruling issued on November 12, 2002, the Court of Appeals reversed and remanded the case to the District Court for further proceedings. On January 17, 2003, the defendants filed an answer denying all material allegations of the complaint. By Order of the Court dated March 18, 2003, the parties are now engaged in limited discovery. On July 16, 2003, the defendants renewed their motion to dismiss the complaint. At a status conference on August 11, 2003, the Court instructed the parties to continue limited discovery and, without ruling on the merits of defendants’ motion to dismiss, indicated that defendants would be allowed to renew their motion to dismiss upon the completion of limited discovery. If plaintiffs prevail on the merits of the case, we could be required to pay substantial damages.

     Securities Class Action in the District of New Hampshire. Between February 7, 2002 and April 9, 2002, six class action lawsuits were filed in the United States District Court for the District of New Hampshire. Defendants are us, former chairman and chief executive officer Enrique Fiallo and former chief financial officer Robert Gagalis. By orders dated August 2, 2002 and September 25, 2002, these lawsuits, which are similar in material respects were consolidated into one class action lawsuit, captioned In re Enterasys Networks, Inc. Securities Litigation (C.A. No. 02-CV-71). On December 9, 2002, the plaintiffs filed an amended consolidated complaint, adding two additional defendants, Piyush Patel, former chief executive officer of Cabletron Systems, Inc. (“Cabletron”) and David Kirkpatrick, former chief financial officer of Cabletron. The amended complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 there under. Specifically, plaintiffs allege that during periods spanning from June 28, 2000 and August 3, 2001 and in the period between August 6, 2001 and February 1, 2002 (together the “Class Period”), defendants issued materially false and misleading financial statements and press releases that overstated the our revenues, income, and cash, and understated our net losses, because we purportedly recognized revenue in violation of Generally Accepted Accounting Principles (“GAAP”) and the our own accounting policies in connection with various sales and/or investment transactions. The complaints seek unspecified compensatory damages in favor of the plaintiffs and the other members of the purported class against all of the defendants, jointly and severally as well as fees, costs and interest and unspecified equitable relief. On October 17, 2003, a stipulation of settlement signed by all parties to the litigation was filed in the District of New Hampshire. Although we continue to deny any liability, we have agreed to pay approximately $17.0 million in cash and to distribute shares of common stock with a value of $33.0 million, and to adopt corporate governance changes in full settlement of all claims against us and our former officers. On October 20, 2003, the Court gave preliminary approval for the settlement. A hearing for final approval of the settlement has been set for December 19, 2003 in the District of New Hampshire. Once final approval of the settlement is received, the New Hampshire derivative action will be dismissed.

     Shareholder Derivative Action in State of New Hampshire. On February 22, 2002, a shareholder derivative action was filed on our behalf in the Superior Court of Rockingham County, State of New Hampshire. The suit is captioned Nemes v. Fiallo, et al. Individual defendants are former chairman and chief executive officer Enrique Fiallo and certain members of our Board of Directors. Plaintiffs allege that the individual defendants breached their fiduciary duty to shareholders by causing or allowing us to conduct our business in an unsafe, imprudent, and unlawful manner and failing to implement and maintain an adequate internal accounting control system. Plaintiffs allege that this breach caused us to improperly recognize revenue in violation of GAAP and our own accounting policies in connection with transactions in our Asia Pacific region, and that this alleged wrongdoing resulted in damages to us. Plaintiffs seek unspecified compensatory damages. On October 7, 2002, the Superior Court approved the parties’ joint stipulation to stay proceedings. On October 20, 2003, the parties filed a stipulation of settlement in the Superior Court of Rockingham County, State of New Hampshire. Although we continue to deny any liability, we have agreed to adopt corporate governance changes and pay attorneys’ fees up to $0.4 million in full settlement of all claims against us and our former officers and directors. At this time, parties are awaiting preliminary approval of the settlement from the Court. Once preliminary and final approval of the settlement is received, the New Hampshire derivative action will be dismissed.

     Shareholder Derivative Action in State of Delaware. On April 16, 2002, a shareholder derivative action was filed in the Court of Chancery of the State of Delaware in and for New Castle County on behalf of us. It is captioned, Meisner v. Enterasys Networks, Inc., et al. Individual defendants are former chairman and chief executive officer Enrique Fiallo and members of our Board of Directors. Plaintiffs allege that the individual defendants permitted wrongful business practices to occur which had the effect of manipulating revenues and earnings, inadequately supervised our employees and managers, and failed to institute legal actions against those officers, directors and employees responsible for the alleged conduct. The complaint alleges counts for breach of fiduciary duty, misappropriation of confidential information for personal profit, and contribution and indemnification. Plaintiffs seek judgment directing defendants to account to us for all damages sustained by us by reason of the alleged conduct, return all compensation of whatever kind paid to them by us, pay interest on the damages as well as costs of the action. On July 11, 2002, the individual defendants filed a motion to dismiss the complaint. The plaintiff has not yet filed a responsive brief with respect to this motion. The settlement and dismissal of this Delaware derivative action is covered in the Stipulation of Settlement filed in the Superior Court of Rockingham County, State of New Hampshire. Once the settlement of the New Hampshire derivative action receives final approval by the New Hampshire Court, the parties will file the necessary papers in the Court of Chancery of the State of Delaware to effectuate settlement and dismissal of the Delaware action.

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

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

31.1	Certification of William K. O’Brien under Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Richard S. Haak, Jr. under Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of William K. O’Brien under Section 906 of the Sarbanes-Oxley Act.*

32.2	Certification of Richard S. Haak, Jr. under Section 906 of the Sarbanes-Oxley Act.*

*	The certifications under section 906 are being “furnished” hereunder and shall not be deemed “filed” for purposes of section 18 of the Securities Exchange Act of 1934

(b)	Reports on Form 8-K:

We filed a Form 8-K on, July 24, 2003 to announce our second quarter results for the quarter ended June 28, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTERASYS NETWORKS, INC.

/S/ William K. O’Brien

Date: November 10, 2003	By:	William K. O’Brien
Chief Executive Officer and Director

ENTERASYS NETWORKS, INC

/S/ Richard S. Haak, Jr.

Date: November 10, 2003	By:	Richard S. Haak, Jr.
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification of William K. O’Brien under Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Richard S. Haak, Jr. under Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of William K. O’Brien under Section 906 of the Sarbanes-Oxley Act.*

32.2	Certification of Richard S. Haak, Jr. under Section 906 of the Sarbanes-Oxley Act.*

*	The certifications under section 906 are being “furnished” hereunder and shall not be deemed “filed” for purposes of section 18 of the Securities Exchange Act of 1934