Form 10-K
period 2004-01-03
ENTERASYS NETWORKS INC /DE/
filed 2004-03-18
CIK 846909

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2004

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy for information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐

      As of March 12, 2004, 210,035,307 shares of the Registrant’s common stock were outstanding. The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $678.4 million (based upon the closing price for shares of the Registrant’s common stock on the New York Stock Exchange on that date).

Documents Incorporated by Reference

      We expect to file a definitive proxy statement pursuant to Regulation 14A no later than May 3, 2004. Portions of such proxy statement are incorporated by reference into Part III of this annual report on Form 10-K.

PART I

Item 1.	Business

      This annual report on Form 10-K and the following disclosure contain forward-looking statements. We caution you that any statements contained in this report which are not strictly historical statements constitute forward-looking statements. Such statements include, but are not limited to, statements reflecting management’s expectations regarding our future financial performance; strategic relationships and market opportunities; and our other business and marketing strategies and objectives. These statements may be identified with such words as “we expect”, “we believe”, “we anticipate”, or similar indications of future expectations. These statements are neither promises nor guarantees, and involve risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. Such risks and uncertainties include, among other things, the following factors: worldwide and regional economic uncertainty, uncertain market conditions and recent political and social turmoil may continue to negatively affect our business and revenue and continue to make forecasting more difficult; we have a history of losses in recent years and may not operate profitably in the future; our quarterly operating results are likely to fluctuate, which could cause us to fail to meet quarterly operating targets and result in a decline in our stock price; we earn a substantial portion of our revenue for each quarter in the last month of each quarter, which reduces our ability to accurately forecast our quarterly results and increases the risk that we will be unable to achieve previously forecasted results; our failure to improve and successfully implement our management information systems and internal controls could harm our business; we continue to introduce new products, and if our customers delay product purchases or choose alternative solutions, our revenue could decline, we may incur excess and obsolete inventory charges, and our financial condition could be harmed; pending and future litigation could materially harm our business, operating results and financial condition; the limitations of our director and officer liability insurance may materially harm our financial condition; we have experienced significant turnover of senior management and our current management team has been together for only a limited time, which could harm our business and operations; retaining key management and employees is critical to our success; there is intense competition in the market for enterprise network equipment, which could prevent us from increasing our revenue and achieving profitability; we may be unable to upgrade or maintain our indirect distribution channels, which may hinder our ability to grow our customer base and increase our revenue; if we fail to accurately predict our manufacturing requirements we could incur additional costs or experience manufacturing delays; we expect the average selling prices of our products to decrease over time, which may reduce our revenue and gross margins; we use several key components for our products that we purchase from single or limited sources, and we could lose sales if these sources fail to fulfill our need on a timely basis; we depend upon a limited number of contract manufacturers for substantially all of our manufacturing requirements, and the loss of any of our primary contract manufacturers would impair our ability to meet the demands of our customers; and those additional risks and uncertainties discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Cautionary Statements” and elsewhere in this report. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date hereof. We expressly disclaim any obligation to publicly update or revise any such statements to reflect any change in these forward-looking statements, or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

      All references in this annual report to “Enterasys,” “we,” “our,” or “us” mean Enterasys Networks, Inc.

Introduction

      We design, develop, market, and support comprehensive networking solutions architected to address the networking requirements of global enterprises. We believe our solutions offer customers the secure, high-capacity, cost-effective, network connectivity required to facilitate the exchange of information among employees, customers, vendors, partners and other network users. We are focused on delivering networking solutions that include security features within the network architecture. We believe our solutions enable customers to meet their network requirements for continuity, context, control, compliance and consolidation through an architecture and management interface designed for ease of use. Our installed base of customers consists of commercial enterprises; governmental entities; healthcare, financial, educational and non-profit institutions; and various other organizations.

      We were founded in 1983 as a Delaware corporation and are listed on the New York Stock Exchange under the symbol “ETS.” Our corporate headquarters is located at 50 Minuteman Road, Andover, MA 01810. Our telephone number is 978-684-1000, and our web site is located at www.enterasys.com. We make our periodic and current reports available, free of charge, on our web site as soon as reasonably practicable after these reports are filed with, or furnished to, the SEC. Our code of conduct, our corporate governance guidelines, and the charters of each of the committees of our board of directors are also made available, free of charge, on our website. Our code of conduct, which includes our code of ethics, is posted on our website along with any related waivers. Copies of these documents may be obtained, free of charge, upon written request of our investor relations department at 50 Minuteman Road, Andover, MA 01810.

      Enterasys Dragon™, Enterasys Matrix™, Enterasys Networks®, Enterasys RoamAbout™, NetSight®, Networks that Know™, RoamAbout®, Secure Networks™, and X-Pedition™ are several of our trademarks.

Enterprise Requirements

      Networks That Know. Today’s enterprises require comprehensive network solutions providing users with secure, reliable, real-time access to information and applications on-demand, 24 hours a day, 7 days a week, from locations around the world. These solutions must be accessible to a wide range of users including employees, customers, vendors, partners and other users across multiple network types, including hardware-based switching and routing infrastructures, wireless access networks, and virtual private networks, or VPNs. In providing network connectivity, network administrators increasingly worry about eliminating or limiting the impact of internal and external security threats as well as facilitating compliance with various regulations dealing with privacy, security and information availability, integrity and use. We believe minimizing security threats and complying with regulations is best accomplished through role-driven, policy-based network administration. In addition, we believe networks increasingly must be able to prioritize and route traffic to users and allocate bandwidth to specified applications based on business priorities instead of technology standards. We believe our networking solutions provide enterprises with the internal infrastructure and connectivity to meet these needs.

      We believe network requirements are fundamentally changing as enterprises provide connectivity and simultaneously protect that connectivity from security threats while supporting network convergence, which is the flow of data, voice, video, and other media on a single network. This priority shift marks a departure for information technology, or IT, networking managers who traditionally measured the value of their networking solutions primarily based upon the network’s ability to provide reliable connectivity at a low cost through high-capacity solutions. These features are now minimum requirements rather than differentiating features for networks as managers increasingly recognize the need for more automated, intelligent, policy-based networks, or what we refer to as our Networks that Know solutions.

Our Solutions

      Secure Networks. We are focused on understanding and addressing the emerging needs of our customers, and are using our past experiences and broad networking and security technology to build our Networks that Know. In doing so, we believe we are differentiating ourselves in our industry as a networking equipment vendor capable of meeting the sophisticated network communications needs of today’s enterprise customers, while simultaneously providing fully integrated security features and functionality.

      We believe our Networks that Know solutions provide networking infrastructures capable of recognizing the flow of mission critical information as well as eliminating or limiting the internal and external security threats that have become more frequent, rapid and severe in recent years. Our Networks that Know solutions are initially focusing on making the network the central coordination point for integrating enterprise-wide security technology.

      Our focus on developing Networks that Know solutions has allowed us to build upon our networking and security innovations to create what we refer to as Secure Networks solutions. Our Secure Networks solutions enable our customers to protect against multiple security threats including intellectual property theft, deliberate or inadvertent misuse, and direct threats such as denial-of-service, or DoS, attacks, worms, and viruses. Our Secure Networks solutions embed advanced security capabilities throughout the network infrastructure in order to protect against internal and external security threats. We believe our embedded security features and functions are more effective than traditional specialized point security technologies and products, such as firewalls and anti-virus systems, in lowering a customer’s exposure to security threats which can originate at any point within the network.

      Our Secure Networks solutions allow us to compete not only on connectivity, cost and capacity, but to also deliver the business value we believe customers are seeking by offering an integrated, scaleable, easily configurable network capable of becoming an active participant in addressing a customer’s security needs. We believe the business value customers are seeking can be characterized as:

•	Continuity — capability to continue business communications, despite new threats or attacks. Networks traditionally were measured on their ability to reliably transport packets of information. The increasing threat of network attacks coupled with the increasing importance of information flow means that concern is now focused on continuous communications despite malicious activity. We believe networks must both lower the success rate of attacks and limit the impact of attacks that do succeed in affecting the network.

•	Context — communications with the ability to think and operate in more human terms. Networks must increasingly be capable of doing more than just transport packets of information. Networks must recognize the context of an information flow in order to properly prioritize traffic and eliminate the flow of undesirable traffic. For example, networks must know who sent a packet, from where, to whom and how many packets were sent as well as place this information in context in order to more effectively prioritize traffic, limit or eliminate the flow of undesirable traffic and protect the network from internal and external security threats.

•	Control — capability to actively control network traffic at the end-user or device level. Networks that transport divergent communication types require enhanced ability to control network traffic at an end-user or device level without significantly increasing the number of networking focused, IT professionals. For example, networks which are able to automatically limit or eliminate network traffic at the end-user or device level in response to emerging security threats.

•	Compliance — capability to align business communications services to a businesses’ needs. Network administrators and security officers share the responsibility for ensuring the network is aligned with business requirements. These requirements include expectations of privacy and accountability of digital information as enforced by an increasing number of domestic and foreign laws and regulations. Customers’ require networks that will facilitate their compliance efforts by protecting information flows over the network.

•	Consolidation — capability to integrate dissimilar communications types and user communities without compromising their needs or creating new restrictions. Networks have moved beyond supporting only data communications to integrating dissimilar communications types from various user communities. This handling of diverse communications on a single, consolidated network is referred to as convergence. Networks must support convergence without compromising performance or imposing new restrictions. In other words, the network must have the intelligence required to secure and prioritize communications flows based upon the type of communication and the role of the individual user. For example, a network must prioritize voice traffic over less important communication traffic such as e-mail.

      We believe our Secure Networks solutions, based upon our security and networking technologies and innovations, are uniquely able to fulfill these five requirements. In developing our Secure Networks solutions we focused on designing highly intelligent networks with embedded security features, including policy-based networking, automated network management, and advanced user authentication. Our Secure Networks solutions also offer our customers the ability to enhance security and enforce network policies within multi-vendor network and security environments. Our Secure Networks solutions have been implemented in numerous industries, including higher education, financial services, state and local government, healthcare and the U.S. government.

Our Products

      Our products are classified into the following principal categories: multilayer switching, routing, wireless networking and security. We believe our products provide the key components that enable customers to build secure, high-performance, highly adaptable networking infrastructures. We design our products for large multinational enterprises with many locations, thousands of employees and advanced communications requirements, and for medium-sized businesses seeking to take advantage of the latest improvements in network communications. Our products are built with the common goal of reducing the cost and complexity of network administration and management in addition to providing security functionality in accordance with customer requirements.

Multilayer Switching

      Switches provide connectivity within a network. Designed to fit into any environment and grow with a customer’s changing requirements, our Matrix, C-Series, N-Series, and V-Series switches address the broad market for secure, high-speed connectivity to individual users and departments within the enterprise network. In 2003, we introduced new versions of approximately 90 percent of our switching product line. Of particular note is our Matrix N-Series switching product family which was introduced in the second quarter of 2003 and grew to account for 25% of our fourth quarter 2003 product shipments, largely due to its ability to provide what we believe is industry-leading security at the edge of the network.

      Our Matrix switches use both commercially available and proprietary application specific integrated circuits, or ASICs, which process data and information much faster than software-based routers while offering the desired security, network traffic control, performance, auditing and management services that enterprises require for day-to-day operation. Our Matrix switches are an integral part of our Secure Networks solution, enabling these switches to differentiate among network users and applications. This functionality, in conjunction with our NetSight Atlas Policy Manager software, allows our customers to deploy a network that we believe is more aligned with their business priorities than more traditional networks. We expect to launch our NetSight Atlas Automated Security Manager in 2004, which will enable automated network responses to malicious intrusions such as viruses and worms.

Routing

      Routers connect computer networks and transmit information from one network to another. Specifically designed for core routing in the enterprise network, our X-Pedition family of routers combines advanced features and functionality with high-speed performance and essential security, while offering precise control over applications. Our routers also incorporate proprietary hardware-based ASIC designs that enable them to process information faster than software-based routers. The X-Pedition routers are able to support the most widely deployed networking technology, Ethernet, at speeds up to 10 billion bits per second. Our routers are typically deployed in the core, or center, of the enterprise network, where security and traffic control are most important to enterprises. In combination with our multilayer Matrix switches, our X-Pedition routers provide a complete network solution, where both switches and routers share similar, complementary security and management features. We believe this allows network administrators to better prioritize and more precisely control network usage, enabling productivity improvements and increased network availability throughout the enterprise. As a fully standards-based product, the X-Pedition family of routers has the flexibility to operate in multi-vendor and multi-protocol network environments with a broad array of local and wide area network interfaces.

Wireless Networking

      Wireless local area networks enable mobile connectivity to the network. Our RoamAbout product family allows easy, secure, high-speed and economical access to the network from within enterprise buildings or campuses, using a mobile device such as a laptop or handheld computer. Our RoamAbout wireless networks function like standard wired Ethernet networks, but use radio frequencies instead of cables for network connection. Our RoamAbout access products have the ability to be powered from an existing Ethernet connection, allowing enterprises to deploy wireless local area networks without concern for the location of power supplies.

      RoamAbout technology is based on industry standards, which currently enable two connection speeds to support higher bandwidth applications. Our RoamAbout Access Point 2000 provides a secure, 11 megabits per second, or Mbps, wireless connection. The RoamAbout R2 Access Point provides support for multiple wireless networks enabling secure connections at speeds of 11 Mbps and 54 Mbps. The RoamAbout AP3000 series offers support for the new 802.11g standard for WLANs offering 54 Mbps performance with full backward compatibility to earlier standards. The AP3000 series offers both single and dual antenna variants at a significantly lower price point than our previous wireless devices.

Security

      Most of our products incorporate security features, using methods such as authentication procedures, encryption, and network monitoring to prevent unauthorized access to the network. We believe our security solutions offer a high level of protection against both external and internal security threats. We also offer dedicated security devices and products, which include our Dragon and NetSight Atlas product lines. Our Dragon intrusion detection system, or IDS, detects a wide variety of security attacks using sophisticated algorithms and an extensive library of over 2,000 patterns. Our Dragon technology also offers an integrated management system for monitoring selected devices throughout the network, enabling an enterprise to quickly respond to security threats. NetSight Atlas is a multi-device management application that provides system level configuration and administration of our products within the enterprise network. NetSight Atlas has several modules beyond the base console. Of particular note are NetSight Atlas Policy Manager, which supports advanced, policy-based network administration, and NetSight Atlas Automated Security Manager, which, upon its anticipated release in 2004, will enable automatic, policy-based responses to network intrusions.

High-Quality Customer Support

      We believe high-quality comprehensive customer support is essential to building long-term customer relationships. We offer a comprehensive portfolio of support services, including pre-installation assessment, system installation and integration assistance, and post-installation maintenance and support services designed to address our enterprise customers’ unique needs. Our support services are designed to help customers simplify network operation and maintenance, with the goal of maximizing network availability and performance.

      We provide high-quality support for both standard and mission-critical network environments using the appropriate level of expertise and resources to supplement a customer’s internal capabilities. To provide service at all levels, we complement our internal service staff with those of our channel partners.

      Our post-installation maintenance and technical support help customers minimize network interruption and downtime, and consist of the following options:

•	Extended Warranty consists of technical telephone support during our normal business hours, around the clock on-line support, and repair or replacement of failed products.

•	Technical Access Service represents around the clock technical telephone support and on-line support, access to upgrades and repair or replacement of failed products.

•	Express Parts Service includes Technical Access Service and express shipment of products and parts in the event of equipment failure.

•	On-Site Response includes all the features of our Express Parts Service and the on-site assistance of our customer support engineers.

•	Smart Source Service includes a full complement of support services along with network equipment usage for customers looking to outsource portions of their network infrastructure.

Sales Overview

      We sell most of our products and services to enterprise customers through stocking distributors and channel partners such as systems integrators, value-added resellers, telecommunications service providers and managed security service providers. Our distributors sell our products to these channel partners as well, and provide us and these partners with inventory management, credit and collection, product shipment and other services. Our network of distributors allows us to sell to and support a wide range of channel partners across the world and in specific industries. We believe our channel partners benefit from the broad service and product fulfillment capabilities these distributors offer.

      Our channel partners, often working with our field personnel, identify, qualify and design optimal networking solutions to meet the needs of end-users and, as necessary, seek guidance from our sales and technical support personnel. We have established, and continue to establish, relationships with value-added resellers worldwide in order to increase our market penetration and leverage the expertise of these resellers in particular industries, applications and/or geographic areas. In addition, we have formed and continue to form relationships with system integrators that provide complete technology solutions, international reach, broad technology integration and development capabilities, and generally high-level service and outsourcing offerings, as well as with large telecommunications service providers that offer data, voice and/or video communication services to businesses, governments, utilities and consumers and that will remarket our products to their installed customer base. Such service providers include regional, national and international telecommunications carriers, as well as Internet, cable and wireless service providers.

      International sales represent a significant portion of our business. We conduct sales operations primarily in four regions around the world including North America (United States and Canada), EMEA (Europe, the Middle East and Africa), Asia Pacific (Asia and Australia), and Latin America (South America, Mexico and Caribbean). Key countries include the United States, Germany, the United Kingdom, France, Italy, Spain, Japan, Australia, Korea and China. Asia Pacific and Latin American sales are generated primarily through channel partners. In the fiscal year ended January 3, 2004, sales to customers outside of North America, including exports, accounted for approximately 51% of our consolidated net revenue, compared to approximately 44% for fiscal year 2002, and 50% for the ten-month transition period ended December 29, 2001.

Marketing

      Our marketing objectives are to build awareness and acceptance of our brand and products, create demand for our products and solutions, develop successful channel partnerships to improve our market coverage and grow new business, and provide education and training to end-user customers and channel partners. To accomplish these objectives, we market our products using direct advertising, indirect publicity, press releases, publication of educational articles in industry journals, and participation in industry roundtables and speaker venues. We also maintain relationships with industry analysts, such as Gartner, Current Analysis, IDC and Meta Group, that produce and distribute industry information and product analysis to end-user customers. Our marketing activities also include participation in prominent industry trade shows, co-sponsorship of seminar series with other industry leaders and communication of virtual advertorials to broad audiences, as well as local and field-based customer and tradeshow activities in targeted geographic regions.

      Our current marketing efforts are primarily focused upon increasing awareness and demand by re-positioning the company as a differentiated secure networks vendor. Our branding campaign is focused on increasing awareness of Enterasys as a provider of secure, automated, intelligent, policy-driven networks which we refer to as our Networks that Know. The goal of our marketing efforts is to clearly delineate our ability to both solve traditional networking issues and address the control, context, continuity, compliance, and consolidation needs associated with today’s enterprise networks. Our focus on our Secure Networks solutions reflects our belief that security is the highest priority of the chief information officer.

      Our demand generation activities will focus heavily on the over 20,000 end-user customers who have bought networking and security products from Enterasys or our partners since 1997. Information about our installed base of customers is allowing us to conduct targeted marketing campaigns by combining a customer’s intrinsic characteristics, such as firm size and industry, with detailed facts on its historical relationship with Enterasys. We anticipate this data will improve the effectiveness of our marketing campaigns.

      Our channel partners and distributors extend our direct marketing efforts to our current and prospective customers. We provide some of these partners with marketing funds to facilitate their marketing efforts and have developed various incentive programs designed to encourage these partners to market and sell our products.

Customers

      Over the years we have developed a significant installed base of end-user customers, which is an important source of revenue. We seek to generate revenue from sales of our Secure Networks products and solutions to new end-user customers and by upgrading the technology used by existing end-user customers. Our end-user customers include commercial enterprises, government entities; healthcare, educational and non-profit institutions; and other organizations. We believe it is significant that many of these end-user customers have already deployed and are obtaining the benefits of our Secure Networks solutions.

      During the fiscal year ended January 3, 2004, one distributor, Tech Data, accounted for approximately 23% of net revenue. During the fiscal year ended December 28, 2002, two distributors, Tech Data and Ingram Micro, accounted for approximately 17% and 12% of net revenue, respectively. No individual direct sales customer accounted for more than 10% of net revenue. During the ten months ended December 29, 2001, Azlan Group PLC, a European distributor, and Tech Data accounted for approximately 14% and 10% of net revenue, respectively. On March 31, 2003, Tech Data and Azlan Group PLC merged. Combined net revenue from Tech Data and Azlan accounted for 27%, 26% and 24% of net revenue for fiscal year 2003, fiscal year 2002 and transition year 2001, respectively. Our top ten customers represented in the aggregate, approximately 58% of our net revenue for the year ended January 3, 2004, 62% of our net revenue for the fiscal year ended December 28, 2002, and 56% of our net revenue for the ten month-period ended December 29, 2001. The U.S. government and its various agencies accounted for approximately 8%, 11%, and 13% of net revenue for fiscal year 2003, fiscal year 2002 and transition year 2001, respectively.

Competition

      The market for enterprise network communications products is very competitive, subject to rapid technological change and significantly affected by new product introductions and other market activities of industry participants. This market is dominated by several large companies, both domestically and internationally, many of which, in particular Cisco Systems, have substantially greater market share than other competitors, including us. The remainder of the network communications products market is highly fragmented. Our principal competitors include Alcatel, Cisco Systems, Extreme Networks, Foundry Networks, Hewlett-Packard, Huawei, Nortel Networks and 3Com, although we experience competition from a number of smaller public and private companies. Prospective customers may be reluctant to replace or expand their current infrastructure solutions, which may have been supplied by one or more of these established competitors, with our products.

      We believe that the principal competitive factors in the enterprise networking market are:

•	effective and reliable customer solutions and service offerings;

•	technology leadership;

•	ability to provide communications in a secure environment;

•	compatibility with industry standards, other vendor products and prior generations;

•	price of products, total cost of ownership and cost to change vendors;

•	access to customers and size of installed customer base; and

•	customer service and support.

      We believe that we compete favorably with our competitors on the basis of many of the foregoing factors. Additionally, we believe we can fulfill the emerging requirements of enterprises in the areas of control, context, continuity, compliance, and consolidation as they apply to network infrastructure. We believe our ability to fulfill these requirements is based upon underlying metrics such as control at the user level, fewer successful DoS attacks, and reduced time to respond to an attack. However, we operate in an extremely competitive marketplace and may not compete favorably on the basis of one or more of these factors in the future. We intend to compete by investing in product development, expanding our customer base, developing our name recognition and branding, and focusing on operating efficiencies. Because some of our competitors have greater name recognition, larger installed customer bases and greater financial, technical, sales, marketing and other resources, they may have increased access to customers, the ability to more aggressively adjust product pricing, and more resources to devote to product development.

Manufacturing and Components

      We outsource the manufacture of our products to third party contractors that provide comprehensive services, including procurement of raw materials and components, assembly and repair work. Our contract manufacturers use automated testing equipment to perform inspection testing and use statistical process controls to assure the quality and reliability of our products. Our engineering and supply chain management personnel work closely with our contract manufacturers to ensure that products are manufactured to specifications and supplied on a timely basis. We design and develop most of the key components of our products, including ASICs and printed circuit boards. We also determine the components that are incorporated in our products and select the appropriate suppliers of these components. In addition, we conduct quality assurance, manufacturing, engineering, document control and test development.

      Flextronics International, Ltd. is presently our primary contract manufacturer. Flextronics manufactures our products primarily at its facility in Cork, Ireland as well as at its newly constructed facility in Portsmouth, New Hampshire. Our contract with Flextronics expired in February 2002. Since that time, we have been operating under extensions of the expired contract that include modifications primarily to provide us with more flexibility with respect to production lead times and payment. In addition, we have been negotiating a new manufacturing agreement with Flextronics.

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

Research and Development

      The networking industry is highly competitive and subject to evolving industry standards and continuous technological advancements. We believe that strong product development capabilities are essential to our strategy of enhancing our core technology, which we use across multiple product lines, and developing new and enhanced products to maintain our competitiveness in the enterprise networking market. Accordingly, our research and development efforts are focused on improving our existing products and developing innovative products that meet the evolving networking needs of enterprises.

      As of January 3, 2004, we had approximately 450 engineers in our research and development organization, located in five research and development facilities in the United States and Canada. Our research and development organization has produced an international patent portfolio that protects our advanced technologies within our network solutions. Our engineers and technologists are active in key industry standards organizations, and have leadership roles in several, allowing us to better understand and influence technological developments in the networking industry. We also have relationships with leading component suppliers, including Intel, IBM, Broadcom, Motorola, Marvell and LSI, which provide us with early insight into new technologies.

      We have made and will continue to make a substantial investment in research and development. We plan to continue to invest in emerging technologies for use in existing and future products primarily through internal efforts as well as through alliances, out-sourcing, and acquisitions. However, we cannot assure you that our investment in research and development will enable us to successfully introduce new and enhanced products or maintain our competitiveness in the enterprise networking market. For the fiscal year ended January 3, 2004, the fiscal year ended December 28, 2002, and the ten-month transition period ended December 29, 2001, we spent approximately $84 million, $85 million and $76 million, respectively, on research and development.

Intellectual Property

      We generally rely on a combination of patent, copyright, trademark and trade secret laws and contractual restrictions to establish and protect our technology. As of January 3, 2004, we had a total of 668 issued patents and an additional 132 patents pending for examination worldwide. Our products are also protected by trade secret and copyright laws of the United States and other jurisdictions. However, these legal protections provide only limited protection. Further, the market for network communications solutions is subject to rapid technological change. Accordingly, while we intend to continue to protect our proprietary rights where appropriate, we believe that our success in maintaining a technology leadership position is more dependent on the technical expertise and innovative abilities of our personnel than on these legal protections.

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

Employees

      As of January 3, 2004, we had approximately 1,400 full-time employees, compared with approximately 1,630 full-time employees as of December 28, 2002. The decrease in the number of employees was largely a result of the termination of employees in connection with our cost reduction initiatives. Our employees are not represented by a union or other collective bargaining agent and we consider our relations with our employees to be good.

Item 2.	Properties

      We lease several facilities, including our corporate headquarters, a 152,000 square foot facility in Andover, Massachusetts. We also lease a 75,000 square foot warehousing and distribution center located in Shannon, Ireland, and a 27,000 square foot building in Toronto, Canada. Remaining leased sales offices range from 1,000 to 16,000 square feet.

      We own one building totaling 210,750 square feet in Rochester, New Hampshire. This building accommodates certain distribution, warehousing, engineering, information technology and customer support departments.

      We are continuing efforts to consolidate and reduce our worldwide facilities and as a part of this process may pursue the lease or sublease of one or more of our existing facilities. Certain exited facilities are not yet sublet, including our 110,000 square foot former distribution and warehousing location in Rochester, New Hampshire.

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

      Described below are the material legal proceedings in which we are involved:

      Securities Class Action in the District of Rhode Island. Between October 24, 1997 and March 2, 1998, nine shareholder class action lawsuits were filed against us and certain of our officers and directors in the United States District Court for the District of New Hampshire. By order dated March 3, 1998, these lawsuits, which are similar in material respects, were consolidated into one class action lawsuit, captioned In re Cabletron Systems, Inc. Securities Litigation (C.A. No. 97-542-SD). The case was transferred to the District of Rhode Island. The complaint alleges that we and several of our officers and directors disseminated materially false and misleading information about our operations and acted in violation of

Section 10(b) of the Exchange Act and Rule 10b-5 thereunder during the period between March 3, 1997 and December 2, 1997. The complaint further alleges that certain officers and directors profited from the dissemination of such misleading information by selling shares of our common stock during this period. The complaint does not specify the amount of damages sought on behalf of the class. The defendants have filed an answer denying the allegations in all material respects, and the parties are engaged in limited discovery. If the plaintiffs prevail on the merits of this case, we could be required to pay substantial damages.

      Securities Class Action in the District of New Hampshire. Between February 7, 2002 and April 9, 2002, six class action lawsuits were filed in the United States District Court for the District of New Hampshire. Defendants were us, former chairman and chief executive officer Enrique Fiallo and former chief financial officer Robert Gagalis. By orders dated August 2, 2002 and September 25, 2002, these lawsuits, which are similar in material respects were consolidated into one class action lawsuit, captioned In re Enterasys Networks, Inc. Securities Litigation (C.A. No. 02-CV-71). On December 9, 2002, the plaintiffs filed an amended consolidated complaint, adding two additional defendants, Piyush Patel, former chief executive officer of Cabletron Systems, Inc. (“Cabletron”) and David Kirkpatrick, former chief financial officer of Cabletron. The amended complaint alleged violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder. Specifically, plaintiffs alleged that during periods spanning from June 28, 2000 and August 3, 2001 and in the period between August 6, 2001 and February 1, 2002 (together the “Class Period”), defendants issued materially false and misleading financial statements and press releases that overstated our revenues, income, and cash, and understated our net losses, in violation of Generally Accepted Accounting Principles (“GAAP”) and our own accounting policies in connection with various sales and/or investment transactions. On December 19, 2003, the court granted final approval of the terms of the settlement reached by the parties in this matter under which, without admitting liability, we agreed to pay approximately $17.0 million in cash, to distribute shares of common stock with a settlement date value of $33.0 million, and to adopt corporate governance changes.

      Shareholder Derivative Action in State of New Hampshire. On February 22, 2002, a shareholder derivative action was filed on our behalf in the Superior Court of Rockingham County, State of New Hampshire. The suit was captioned Nemes v. Fiallo, et al. Individual defendants were former chairman and chief executive officer Enrique Fiallo and certain members of our Board of Directors. Plaintiffs alleged that the individual defendants breached their fiduciary duty to shareholders by causing or allowing us to conduct our business in an unsafe, imprudent, and unlawful manner and failing to implement and maintain an adequate internal accounting control system. Plaintiffs alleged that this breach caused us to improperly recognize revenue in violation of GAAP and our own accounting policies in connection with transactions in our Asia Pacific region, and that this alleged wrongdoing resulted in damages to us. On December 18, 2003, the court granted final approval of the terms of the settlement reached by the parties in this matter under which, without admitting liability, we agreed to adopt corporate governance changes and pay attorneys’ fees up to $0.4 million.

      Shareholder Derivative Action in State of Delaware. On April 16, 2002, a shareholder derivative action was filed on our behalf in the Court of Chancery of the State of Delaware in and for New Castle County. The suit was captioned Meisner v. Enterasys Networks, Inc., et al. Individual defendants were former chairman and chief executive officer Enrique Fiallo and members of our Board of Directors. Plaintiffs alleged that the individual defendants permitted wrongful business practices to occur which had the effect of manipulating revenues and earnings, inadequately supervised our employees and managers, and failed to institute legal actions against those officers, directors and employees responsible for the alleged conduct. The complaint alleged counts for breach of fiduciary duty, misappropriation of confidential information for personal profit, and contribution and indemnification. The parties settled this action in connection with the settlement of the New Hampshire derivative action. On January 15, 2004, the court granted final approval of the terms of the settlement.

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

      None.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters

Stock Price History

      The following table sets forth the high and low sale prices for our Common Stock as reported on the New York Stock Exchange (symbol — “ETS” ) during the last two fiscal years.

Year Ended January 3, 2004	High	Low

First quarter ended March 29, 2003	$2.30	$1.50
Second quarter ended June 28, 2003	3.87	1.73
Third quarter ended September 27, 2003	6.70	2.84
Fourth quarter ended January 3, 2004	$5.80	$3.40

Year Ended December 28, 2002	High	Low

First quarter ended March 30, 2002	$11.20	$3.50
Second quarter ended June 29, 2002	4.25	1.02
Third quarter ended September 28, 2002	1.69	0.80
Fourth quarter ended December 28, 2002	$1.82	$0.81

      As of March 12, 2004, we had approximately 2,411 stockholders of record. We have not paid dividends on our common stock, and do not anticipate paying dividends in the future. We expect we will continue to reinvest any earnings to finance future growth.

Equity Compensation Plan Information

      The information required under this item may be found under the section captioned “Equity Compensation Plans” in our 2004 Proxy Statement, which will be filed with the SEC no later than May 3, 2004, and is incorporated by reference herein.

Recent Sales of Unregistered Securities

      In December 2003, we distributed 1,304,340 shares of our treasury stock with a value of $4.9 million in connection with a court approved settlement of our outstanding shareholder litigation related to the restatement of our financial results for our 2001 fiscal and transition years. These shares were distributed to the plaintiff’s counsel and no underwriter was used in connection with this distribution. These shares were issued in reliance on the exemption from registration provided under Section 3(a)(10) of the Securities Act of 1933, as securities issued in exchange for a bonafide outstanding claim where the terms and conditions of such issuance are approved, after a fairness hearing, by a court authorized to grant approval.

Item 6.	Selected Consolidated Financial Data

      The following table sets forth selected consolidated financial data for the fiscal years ended January 3, 2004 and December 28, 2002, the ten-month transition period ended December 29, 2001 and the fiscal years ended March 3, 2001 and February 29, 2000, which has been derived from our Consolidated Financial Statements. For a detailed analysis of the fiscal years ended January 3, 2004 and December 28, 2002 and the ten-month period ended December 29, 2001, please refer to “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8 — Consolidated Financial Statements and Supplementary Financial Data.”

			Ten Months	Year Ended
	Year Ended	Year Ended	Ended
	January 3,	December 28,	December 29,	March 3,	February 29,
	2004	2002	2001	2001	2000

	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenue:
Enterasys segment	$414,538	$484,797	$394,545	$704,665	$638,235
Other segment(1)	—	—	—	69,702	712,462

Total net revenue	414,538	484,797	394,545	774,367	1,350,697

Gross margin	208,375	209,795	44,169	342,600	597,698
Research and development	84,029	85,019	76,471	81,723	131,852
Selling, general and administrative	173,933	234,960	284,735	335,303	348,922
Amortization of intangible assets	6,503	8,708	32,366	23,176	28,952
Stock-based compensation	158	2,644	30,572	1,442	—
Special charges	17,532	31,978	47,168	63,187	21,096
Shareholder litigation expense(2)	15,900	—	—	—	—
Impairment of intangible assets	—	—	104,147	14,104	12,318

Total operating expenses	298,055	363,309	575,459	518,935	543,140

Income (loss) from operations	(89,680)	(153,514)	(531,290)	(176,335)	54,558
Interest income, net	5,132	8,347	17,672	29,981	18,614
Other income (expense), net	(27,354)	(42,625)	(41,209)	(557,355)	746,282

Income (loss) from continuing operations before income taxes and cumulative effect of a change in accounting principle	(111,902)	(187,792)	(554,827)	(703,709)	819,454
Income tax expense (benefit)	749	(85,247)	60,242	(98,187)	317,185

Income (loss) from continuing operations before cumulative effect of a change in accounting principle	$(112,651)	$(102,545)	$(615,069)	$(605,522)	$502,269

Income (loss) from continuing operations available to common shareholders per common share:
Basic	$(0.56)	$(0.57)	$(3.24)	$(3.40)	$2.83

Diluted	$(0.56)	$(0.57)	$(3.24)	$(3.40)	$2.66

	January 3,	December 28,	December 29,	March 3,	February 29,
	2004	2002	2001	2001	2000

	(In thousands)
Consolidated Balance Sheet Data:
Working capital(3)	$54,120	$38,249	$134,324	$848,179	$469,364
Total assets	$388,610	$581,347	$750,038	$1,733,514	$3,121,705
Redeemable convertible preferred stock	$—	$—	$61,789	$109,589	$—
Stockholders’ equity	$180,061	$245,950	$329,704	$1,214,319	$2,147,439

(1)	The Other Segment included the revenue and cost of revenue relating to legacy products based on non-Ethernet standards that are no longer sold by us.

(2)	During the fourth quarter of fiscal year 2003, we finalized our agreements to settle the outstanding shareholder litigation against us, and certain of our directors and former officers filed in connection with the financial restatements for the 2001 fiscal and transition years. Under the financial terms of the settlements, we agreed to pay $17.4 million in cash and to distribute 8,727,851 shares of our stock with a settlement date value of $33.0 million. The $50.4 million total cost of the settlements was partially offset by the receipt of approximately $34.5 million in cash proceeds from certain of our insurers, resulting in a net litigation expense of $15.9 million.

(3)	Working capital includes the $94.8 million current portion of redeemable convertible preferred stock as a liability at December 28, 2002.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      You should read the following discussion in conjunction with the section below titled “Cautionary Statements,” our Consolidated Financial Statements and related Notes, and other financial information appearing elsewhere in this annual report on Form 10-K. We refer to our current fiscal year, the twelve-month period ending January 1, 2005 as “fiscal year 2004”, the twelve-month period ending January 3, 2004 as “fiscal year 2003” and our prior fiscal year, the twelve-month period ended December 28, 2002 as “fiscal year 2002” throughout this Item. We refer to the ten-month transition period from March 4, 2001 through December 29, 2001 as “transition year 2001” and the twelve-month period ended March 3, 2001 as “fiscal year 2001”. We refer to the twelve-month period ended February 29, 2000 as “fiscal year 2000”.

Business Overview

      We design, develop, market, and support comprehensive networking solutions architected to address the networking requirements of global enterprises. We believe our solutions offer customers the secure, high-capacity, cost-effective, network connectivity required to facilitate the exchange of information among employees, customers, vendors, partners and other network users. We are focused on delivering networking solutions that include security features within the network architecture. We believe our solutions enable customers to meet their requirements for network continuity, context, control, compliance and consolidation through an architecture and management interface designed for ease of use. Our installed base of customers consists of commercial enterprises; governmental entities; healthcare, financial, educational and non-profit institutions; and various other organizations. Our product revenue consists primarily of sales of our network hardware, including switches, routers, wireless devices and other networking equipment. Product revenue also includes revenue from the sale of our software products, including our Dragon intrusion detection software and our NetSight Atlas network management software. Our services revenue is derived from our contracts with customers to provide on-going maintenance and support services around the world, 7 days a week, 24 hours a day, network outsourcing contracts, as well as provide installation and professional services to install, develop and improve network performance and capabilities.

      Our company has undergone significant changes in recent years, including discontinuance or sale of certain product lines during fiscal year 2001 and the spin-off of our wholly owned subsidiary, Riverstone Networks, during transition year 2001. During fiscal year 2002, we began an internal investigation and cooperated fully with an SEC investigation, into our accounting and reporting practices. Our internal investigation was completed during the fourth quarter of fiscal year 2002, and the SEC investigation was settled during the first quarter of fiscal year 2003. Additionally, during fiscal year 2002 we made significant changes to our management team including the appointment of a new Chief Executive Officer and Executive Vice President of Supply Chain Management, as well as promoting our Vice President of Finance to the position of Chief Financial Officer.

      During fiscal year 2003, we continued to make significant changes designed to improve our competitive position including significant upgrades to our portfolio of products, further enhancements to our management team, the initiation of a sales and marketing improvement program, and the implementation of additional restructuring initiatives to reduce our costs. Enhancements to our product portfolio during fiscal year 2003 included the release of our new modular switching platform, the Matrix N Series. The Matrix N Series products were released during the second quarter of fiscal year 2003, and accounted for 8% of product shipments for the second quarter of fiscal year 2003, growing to 25% of product shipments for the fourth quarter of fiscal year 2003. Other new products introduced during fiscal year 2003 include the Matrix V2 stackable switch, a high performance Matrix E1 edge switch, our Matrix C1 Series switches for small to medium sized enterprise networks, the RoamAbout R2 wireless access point along with our 802.11a and 802.11 a/b/g wireless cards, and several new releases of our NetSight and Dragon software. We anticipate making further enhancements to our product portfolio including additional enhancements to our switching product line, introduction of a new core router platform, and the release of additional software based solutions to enhance network security.

      We have continued to enhance our management team during fiscal year 2003, including the addition of our President, Mark Aslett, in April 2003. Mr. Aslett joined us from Marconi Plc, where he held positions as the Executive Vice President of Marketing, and earlier in his tenure at Marconi, as the President of Marconi Communications North America. Also in April 2003, we appointed Leon K. Woo as our Executive Vice President, Engineering. Mr. Woo joined us from Tenor Networks, a router start-up venture, following our acquisition of certain intellectual property and assets of Tenor. In March 2004, we appointed Michael Rivers as our Executive Vice President of Worldwide Sales and Service. Mr. Rivers has over 20 years of executive leadership experience with global enterprise networking companies.

      As part of our sales and marketing improvement program, we have developed a market differentiation strategy based on our Secure Networks solutions, established new sales partnerships, and enhanced sales tools designed to improve sales execution. Our Secure Networks solutions embed security pervasively into the network infrastructure itself in order to provide protection against internal and external security threats. We began a marketing and advertising campaign during the first quarter of fiscal year 2004 which emphasizes our Secure Networks solutions. Since the fourth quarter of fiscal year 2002, we have formed new sales partnerships with IBM and SAIC, formed a new distributor relationship with Westcon, and during the first quarter of fiscal year 2004, we initiated a new partnership with Lucent Technologies which is aimed at broadening our market reach through the Lucent professional services organization. In an effort to improve internal sales execution we have developed a historical customer database designed to improve our coverage of customer accounts, and implemented new sales tools including a sales opportunity management system and e-commerce tools with our partners.

      We have also implemented a number of cost reduction initiatives designed to improve gross margins and reduce fixed operating costs in the past two fiscal years. Since the beginning of fiscal year 2002, we have reduced our headcount by approximately 39%, resulting in cumulative annualized labor cost reductions of approximately $65.0 million. During the same time period, we have closed or reduced the size of eleven facilities. The workforce reductions during fiscal year 2003 were the result of an evaluation of our workforce and skill levels necessary to satisfy the expected future requirements of the business. We have recorded restructuring charges of $17.5 million in fiscal year 2003, which included $14.7 million in employee severance related costs for approximately 405 individuals, plus $2.8 million in facility exit costs primarily as a result of consolidation of our North American distribution center into an owned facility with excess space. Net of new hires, we expect to decrease our workforce of 1,400 employees at January 3, 2004 by approximately 50 employees, once all the planned actions are completed. The fiscal year 2003 reductions in the global workforce involved most functions within the Company.

      Since fiscal year 2001, we have incurred losses from our operations. We incurred a net loss from operations of $89.7 million for fiscal year 2003, down from $153.5 million in fiscal year 2002 and $531.3 million for transition year 2001. The decrease in the net loss from operations is due to improved gross margins and decreased operating costs. Gross margin percentage improved to 50.3% for fiscal year 2003, as compared to 43.3% for fiscal year 2002 and 11.2% for transition year 2001. The improvement in gross margin is primarily a result of decreases in charges for excess and obsolete inventory, lower overhead costs for supply chain management due to cost reduction initiatives, and higher margins on new products. Operating expenses decreased to $298.1 million for fiscal year 2003, as compared to $363.3 million in fiscal year 2002 and $575.5 million in transition year 2001. The reduction in operating expenses is primarily a result of implementing various cost reduction initiatives, lower costs associated with the SEC investigation and our internal investigation into our financial accounting and reporting practices, along with lower special charges for severance, facility exit costs, entity spin-off costs and asset impairments. Improved gross margins and lower operating expenses, as well as the receipt of net tax refunds of $34.6 million and net insurance recoveries of $17.5 million from our shareholder litigation settlement enabled us to achieve positive cash flow provided by operations of $5.4 million for fiscal year 2003.

      Net revenues decreased 14.5% in fiscal year 2003 as compared to fiscal year 2002. The decline in net revenues is due to a 13.4% decrease in product revenue primarily due to lower sales of certain routing products for which we are in the process of developing a replacement, and increased competition for certain lower technology based switching products. In addition, service revenue declined 17.2% primarily due to the expiration of maintenance contracts on discontinued products. These decreases were partially offset by increased sales of our new switching products.

      During the fourth quarter of fiscal year 2003, we finalized our agreements to settle the outstanding shareholder litigation against us, and certain of our former directors and officers filed in connection with the financial restatements for the 2001 fiscal and transition years. Under the financial terms of the settlements, we agreed to pay $17.4 million in cash and to distribute 8,727,851 shares of our stock with a settlement date value of $33.0 million. During the fourth quarter of fiscal year 2003, we paid $17.0 million of our cash obligation, and distributed 1,304,340 shares of our stock. We paid the remaining cash obligation of $0.4 million in January 2004, and we expect to distribute the remaining stock obligation of 7,423,511 shares of our stock during fiscal year 2004. The $50.4 million total cost of the settlements was partially offset by the receipt of approximately $34.5 million in cash proceeds from certain of our insurers during the fourth quarter of fiscal year 2003. We recorded a net litigation charge of $15.9 million during the third quarter of fiscal year 2003 to reflect the net result of the settlements. We are currently engaged in legal proceedings against certain other insurers to recover a portion of the remaining expenses incurred by us in connection with the shareholder litigation and other related matters.

Results of Operations

      The table below sets forth the principal line items from our consolidated statements of operations, each expressed as percentages of net revenue for the three years ended January 3, 2004:

	Fiscal Year	Fiscal Year	Transition Year
	2003	2002	2001

Net revenue:
Product	72.4%	71.5%	65.4%
Services	27.6	28.5	34.6

Total revenue	100.0	100.0	100.0

Cost of revenue:
Product	53.0	66.7	117.4
Services	41.1	31.6	34.8

Total cost of revenue	49.7	56.7	88.8

Gross margin:
Product gross margin	47.0	33.3	(17.4)
Services gross margin	58.9	68.4	65.2

Total gross margin	50.3	43.3	11.2

Research and development	20.3	17.5	19.4
Selling, general and administrative	42.0	48.5	72.2
Amortization of intangible assets	1.6	1.8	8.2
Stock-based compensation	—	0.6	7.7
Shareholder litigation expense	3.8	—	—
Special charges	4.2	6.6	12.0
Impairment of intangible assets	—	—	26.4

Total operating expenses	71.9	75.0	145.9

Loss from operations	(21.6)%	(31.7)%	(134.7)%

Comparison of Fiscal Year 2003 with Fiscal Year 2002

Net Revenue

      Net revenue decreased by $70.3 million, or 14.5%, from $484.8 million in fiscal year 2002 to $414.5 million in fiscal year 2003, primarily due to lower unit sales volume, as well as lower revenue from maintenance contracts. Geographically, net revenue decreased in fiscal year 2003 compared to fiscal year 2002 in all regions except for Asia Pacific, which increased $11.2 million or 30.9%, primarily due to growth in China. Net revenue to customers in North America decreased by $68.7 million, or 25.1%; net revenue to customers in Europe, the Middle East and Africa decreased by $6.3 million, or 4.4%; and, net revenue to customers in Latin America decreased by $6.5 million, or 20.1%.

      Product revenue decreased by $46.5 million, or 13.4%, from $346.6 million in fiscal year 2002 to $300.1 million in fiscal year 2003. The decline in net product revenue is primarily a result of lower sales of our X-Pedition routing products, and increased competition for our lower technology switching products, such as our Vertical Herizon and Matrix V2 switching products. These decreases in product revenue have been partially offset by increased sales of our new Matrix N Series modular switching products which accounted for approximately 25% of product shipments during the fourth quarter of fiscal year 2003, as well as increased sales of our new stand-alone Matrix E1 switch. We are continuing to upgrade our portfolio of products to improve our competitive position including the anticipated introduction of next generation core routing technologies at or near the end of fiscal year 2004. We have also implemented a number of sales and marketing initiatives aimed at improving our market share, including the formation of new relationships with distributors and resellers, the implementation of new sales tools to improve sales execution, and the initiation of a new marketing and advertising campaign in fiscal year 2004.

      Services revenue decreased by $23.8 million, or 17.2%, from $138.2 million in fiscal year 2002 to $114.4 million in fiscal year 2003. The decrease in services revenue is primarily due to a declining maintenance revenue base resulting from the expiration of higher priced maintenance contracts on discontinued products, which in some cases have been replaced by lower priced contracts for new products. Sales of new product maintenance contracts were not sufficient to offset the decline in our maintenance revenue base. For the first quarter of fiscal year 2004, we expect services revenue to decline $3 million to $4 million from the previous quarter to approximately $24 million to $25 million. We believe that services revenue will remain weak in fiscal year 2004 until growth in new product sales and associated maintenance contracts are sufficient to replace the expiration of higher-priced maintenance contracts on discontinued products.

      We expect the market for enterprise networking equipment to remain relatively flat in the near term, which may result in increased competition. Increased competition could negatively impact product revenue, and combined with the expected decline in net services revenue, could result in a reduction in total net revenues in the near term.

Gross Margin

      Although net revenues decreased by 14.5%, total gross margin as a percentage of net revenue increased to 50.3% in fiscal year 2003, as compared to 43.3% in fiscal year 2002. This increase is primarily the result of improved product gross margin.

      Product gross margin increased to 47.0% in fiscal year 2003 compared to 33.3% in fiscal year 2002. The product gross margin percentage improvement was primarily due to a reduction of $11.1 million in charges for excess and obsolete inventory, which increased gross margin by 3.0%, as well as initiatives designed to lower supply costs from our contract manufacturers, and higher margins on new products. Our product gross margin percentage varies depending on unit volumes and product mix sold as well as other factors such as competitors’ pricing. In addition, the nature and timing of our new product introductions, as well as our competitors’ new products entering the markets we serve, could adversely affect our inventory levels in the future and may result in additional excess and obsolete inventory provisions. Since our new products generally have higher margins than the products they replace, we believe that an increasing proportion of new product sales should result in fiscal year 2004 product gross margins higher than those attained for fiscal year 2003.

      Services gross margin percentage decreased from 68.4% in fiscal year 2002 to 58.9% in fiscal year 2003, primarily due to a decrease of 17.2% in net services revenue and charges for the write-down of service spares inventory to net realizable value. These decreases to services gross margin were partially offset by $9.3 million in reduced labor costs due to workforce reductions. Increased sales of newer products, as well as recent and anticipated expirations of legacy maintenance contracts, resulted in an excess of certain service parts during fiscal year 2003. Based on the revised usage estimates, service spares inventory was written down by $5.4 million to net realizable value. We expect that services gross margin percentage will not increase much above 60% until the growth in new product sales and associated maintenance contracts are sufficient to replace the expiration of legacy maintenance contracts.

Operating Expenses

      Research and development expense decreased by $1.0 million from $85.0 million in fiscal year 2002 to $84.0 million in fiscal year 2003, primarily due to decreases in facility costs due to certain facility closures, and decreased depreciation expense as certain assets became fully depreciated. These decreases in research and development expenses were partially offset by increased labor costs related primarily to development of our next generation core routing platform. Fourth quarter fiscal year 2003 research and development expense was $20.7 million. We expect quarterly research and development expense for the first half of fiscal year 2004 to increase to approximately $22.0 million to $23.0 million as we invest in additional enhancements to our portfolio of products. Once these additional investments are complete, we expect quarterly research and development expenses to fall below $20.0 million by the fourth quarter of fiscal year 2004.

      Selling, general and administrative, or SG&A, expense decreased by $61.1 million from $235.0 million in fiscal year 2002, to $173.9 million in fiscal year 2003. The decrease in SG&A expense was primarily the result of a $25.6 million decrease in costs, including related audit fees, associated with the settled SEC investigation, our internal investigation and the various pending shareholder lawsuits discussed in this annual report; a decrease of $16.2 million in labor related costs associated with workforce reductions; a $9.5 million decrease in provisions for bad debts primarily due to recoveries of $7.9 million in fiscal year 2003; a $6.5 million decrease in provisions for customer lease guarantees primarily due to recoveries of $4.2 million in fiscal year 2003; and a $1.5 million decrease in facility costs as a result of facility consolidations. Fourth quarter fiscal year 2003 SG&A expenses were $40.2 million and included approximately $4.0 million of recoveries primarily related to bad debt and insurance claims. We expect that the amount of recoveries related to bad debt and insurance claims will decline significantly in fiscal year 2004 compared to the fourth quarter of fiscal year 2003. In connection with our brand awareness campaign, we expect to increase marketing and advertising expenses by approximately $5 million to $6 million in fiscal year 2004 as compared to the prior year.

Amortization of Intangible Assets

      Amortization of intangibles decreased by $2.2 million from $8.7 million in fiscal year 2002 to $6.5 million in fiscal year 2003, primarily as a result of certain patents and technology related intangibles becoming fully amortized. We expect the amortization of intangible assets for fiscal year 2004 to remain approximately at the fiscal year 2003 amount.

Stock-based Compensation

      Stock-based compensation decreased by $2.4 million from $2.6 million in fiscal year 2002 to $0.2 million in fiscal year 2003 as a result of the underlying stock options, granted in connection with acquisitions in prior years, becoming fully vested. We do not expect to incur charges for stock-based compensation for fiscal year 2004.

Shareholder Litigation Expense

      During the fourth quarter of fiscal year 2003, we finalized our agreements to settle the outstanding shareholder litigation against us, and certain of our directors and former officers filed in connection with the financial restatements for the 2001 fiscal and transition years. Under the financial terms of the settlements, we agreed to pay $17.4 million in cash and to distribute 8,727,851 shares of our stock with a settlement date value of $33.0 million. The $50.4 million total cost of the settlement was partially offset by the receipt of approximately $34.5 million in cash proceeds from certain of our insurers during the fourth quarter of fiscal year 2003. We recorded a net litigation charge of $15.9 million during the third quarter of fiscal year 2003 to reflect the net result of the settlements.

Special Charges

      We recorded restructuring charges of $17.5 million during fiscal year 2003, which included $14.7 million in employee severance related costs for approximately 405 individuals and $2.8 million of facility exit costs primarily as a result of consolidation of our North American distribution center into an owned facility with excess space and a decrease in estimated future sublease income anticipated from a vacated facility. The fiscal year 2003 workforce reductions involved most functions within the business. During fiscal year 2002, we recorded special charges of $32.0 million related to restructuring costs, which included exit costs of $6.2 million related to the closure or reduction in size of ten facilities and $25.8 million for employee severance costs.

Interest Income, net

      Interest income, net declined from $8.3 million in fiscal year 2002 to $5.1 million in fiscal year 2003, primarily due to lower average cash and investment balances available for investing.

Other Expense, net

      Other expense, net decreased to $27.4 million for fiscal year 2003 as compared to $42.6 million for fiscal year 2002, primarily due to a $20.0 million loss incurred on the Riverstone stock derivative in fiscal year 2002. The Riverstone stock derivative was related to our convertible preferred stock redemption liability, which was redeemed during the first quarter of fiscal year 2003. Other expense, net consisted primarily of investment impairments of $27.8 million for fiscal year 2003 as compared to $22.1 million of investment impairments for fiscal year 2002. The investment impairments are primarily related to our legacy investments in non-marketable equity securities of privately-held technology companies and value-added resellers, many of which are in the start-up or development stage. Investments in these companies are inherently risky, which could lead to additional impairment charges in fiscal year 2004. At January 3, 2004, these investments on the consolidated balance sheet totaled approximately $11.4 million, as compared to $39.1 million as of December 28, 2002.

Income Tax Expense (Benefit)

      For fiscal year 2003, we did not record an income tax benefit for losses generated in the U.S. due to the uncertainty of realizing such benefits and the fact that we have fully utilized our tax loss carryback benefits. During fiscal year 2003, we incurred net tax expense of $0.7 million associated with certain foreign and state taxes. For fiscal year 2002, we recorded an income tax benefit of $85.2 million primarily due to the utilization of tax loss carryback benefits associated with the passage of the Job Creation and Worker Assistance Act of 2002 which changed the allowable period to carry back net operating losses from two to five years.

Loss from Discontinued Operations

      During fiscal year 2002, we recorded an additional charge of $11.7 million due to a change in estimate of the loss on disposal of our wholly owned subsidiary Aprisma, which was sold in August of 2002. The original provision of $1.3 million for the loss on the disposal of Aprisma was recorded in transition year 2001.

Comparison of Fiscal Year 2002 with Transition Year 2001

Net Revenue

      Net revenue increased by $90.3 million, or 22.9%, from $394.5 million in transition year 2001 to $484.8 million for fiscal year 2002, primarily because transition year 2001 included only ten months of operations compared with twelve months in fiscal year 2002 as a result of the change in our fiscal year end. Fiscal year 2002 revenue also benefited from four quarterly sales cycles, compared with only three quarterly sales cycles in transition year 2001, since our product revenue is significantly higher in the last month of a quarterly sales cycle. Additionally, during the third quarter of transition year 2001, we determined that we could no longer estimate the amount of future product returns from certain stocking distributors located in the United States and Europe and recorded a revenue adjustment of approximately $76.0 million related to inventory on hand at these distributors that had previously been recorded as revenue based on shipments to them. This revenue adjustment was approximately 72.0% of net product revenue for the second quarter of transition year 2001. Since that time, we have recognized revenue from these distributors when they ship our product to their customers.

      Product revenue increased by $88.7 million, or 34.4%, from $257.9 million in transition year 2001 to $346.6 million in fiscal year 2002 primarily due to the $76.0 million revenue adjustment for the change in revenue recognition method for distributors as noted above. Services revenue increased by $1.6 million, or

1.2% from $136.6 million in transition year 2001 to $138.2 million in fiscal year 2002. The slight increase was due to the shorter fiscal period in the prior ten-month transition year offsetting lower fiscal year 2002 maintenance revenue renewal rates related to our discontinued products.

Gross Margin

      Total gross margin as a percentage of net revenue was 43.3% in fiscal year 2002, compared with 11.2% in transition year 2001. The margin percentage improvement was principally due to product gross margin, which increased to 33.3% compared to a negative gross margin of 17.4% in transition year 2001. The product gross margin percentage improvement was primarily due to the lower provision for excess and obsolete inventory in fiscal year 2002. In transition year 2001, we recorded a $72.9 million provision for excess and obsolete inventory, principally as a result of lower sales volume than forecast. Fiscal year 2002 excess and obsolete charges of $17.9 million related principally to a reserve for the carrying value of inventory held by certain cash-basis partners in Asia-Pacific where we concluded that neither payment nor return of the inventory held by them was probable, and increased reserves for customer evaluation inventories as well as increased reserves for certain excess raw materials. The fiscal year 2002 provision negatively impacted product margin by 5.2 percentage points compared with 28.3 percentage points in transition year 2001. Other contributing factors to the product margin improvement included increased product revenue, and lower supply chain overhead costs resulting from headcount reductions and process improvement initiatives. Services margin percentage improved slightly from 65.2% in transition year 2001 to 68.4% in fiscal year 2002, primarily due to higher service revenues in fiscal year 2002 and workforce reduction initiatives designed to lower fixed service operating costs.

Operating Expenses

      Research and development expense increased by $8.5 million from $76.5 million in transition year 2001 to $85.0 million in fiscal year 2002, due to the fact that transition year 2001 included only ten months of operations compared with twelve months in fiscal year 2002. Based on average monthly spending during transition year 2001, annualized research and development expense for transition year 2001 would have been slightly higher than fiscal year 2002. Cost reduction initiatives implemented during fiscal year 2002, which included workforce reductions and facilities closings, decreased research and development expense in fiscal year 2002 as compared to transition year 2001.

      Selling, general and administrative, or SG&A, expense decreased by $49.7 million from $284.7 million in transition year 2001 to $235.0 million in fiscal year 2002 despite the fact that transition year 2001 includes only ten months of operations compared with twelve months in fiscal year 2002. The decrease is primarily due to a decrease of $26.0 million in provisions for bad debt and lease guarantees, a $15.2 million decrease in marketing and advertising expenses, other cost reductions for various workforce reductions and reduced rent and overhead associated with the closure of various sales offices, and the dissolution of a former holding company and the related costs of that entity as part of the spin-off events which took place during transition year 2001. During fiscal year 2002 we ceased guaranteeing equipment leases for our customers. The decreases in SG&A expenses were partially offset by $21.0 million in costs incurred in fiscal year 2002 associated with the SEC investigation and our internal investigation into our financial accounting and reporting practices, the subsequent restatement of our fiscal year and transition year 2001 financial statements, and the various shareholder lawsuits discussed in this annual report.

Amortization of Intangible Assets

      Amortization of intangibles decreased by $23.7 million from $32.4 million in transition year 2001 to $8.7 million in fiscal year 2002, primarily because we discontinued amortizing goodwill as of the beginning of fiscal year 2002 in conjunction with our adopting SFAS No. 142, “Goodwill and Other Intangible Assets.” See Note 9 to our consolidated financial statements included in Item 8 of this annual report on Form 10-K.

Stock-based Compensation

      Stock-based compensation related to stock options issued in connection with fiscal year 2001 acquisitions of Network Security Wizards and Indus River Networks was $2.6 million in fiscal year 2002 and $30.6 million in transition year 2001.

Special Charges

      Special charges decreased from $47.2 million in transition year 2001 to $32.0 million in fiscal year 2002. During fiscal year 2002, we recorded special charges of $32.0 million which included exit costs of $6.2 million related to the closure or reduction in size of ten facilities and $25.8 million for employee severance costs. Special charges incurred during transition year 2001 included $24.5 million of costs related to the spin-off of Riverstone and $22.7 million of restructuring costs. The transition year 2001 restructuring costs included a write-down of $2.2 million for a vacant office building in Rochester, New Hampshire, to its estimated fair value, facility exit costs of $2.6 million and severance costs of $17.9 million.

Impairment of Intangible Assets

      Impairment of intangible assets in transition year 2001 reflected a fourth quarter charge of $104.1 million relating to goodwill recorded in connection with our acquisition of Indus River Networks. The impairment was primarily due to the complex, proprietary nature of the Indus River VPN technology, which had to be substantially redesigned in order to conform with emerging industry standards; the introduction of new, low cost VPN products and technologies by a leading provider of network security products who captured a market leadership position during transition year 2001; and abandonment of our development efforts in conjunction with a significant reduction in the acquired workforce during transition year 2001.

Interest Income, net

      Interest income, net declined from $17.7 million in transition year 2001 to $8.3 million in the fiscal year 2002, due to lower average cash, cash equivalents and marketable securities balances and lower interest rates.

Other Expense, net

      Other expense, net increased to $42.6 million in fiscal 2002 as compared to other expense, net of $41.2 million in transition year 2001, primarily due to a $20.0 million loss incurred on the Riverstone stock derivative in fiscal year 2002 compared to a gain of $4.0 million in transition year 2001. The increase in the loss on the Riverstone stock derivative was offset by a decrease in investment impairments to $22.1 million for fiscal year 2002 compared to $65.9 million in transition year 2001. In addition, during transition year 2001, we entered into a number of transactions in which we made an investment in a customer in exchange for cash and/or our products and services. In certain of these transactions we recorded the difference between the cost of the consideration given and the fair value of the investment received as other expense. These transactions resulted in losses of $17.1 million for the transition year 2001. Lastly, during transition year 2001, we sold 2.0 million shares of Efficient Networks, Inc., or Efficient, common stock, which we received in connection with the sale of our FlowPoint, Inc. subsidiary during fiscal year 2000, and tendered our remaining 8.5 million shares for proceeds of $242.7 million in connection with a tender offer to acquire the outstanding shares of Efficient common stock made by Siemens A.G. In connection with these transactions, we recognized the remaining deferred gain of $46.8 million during the transition year 2001.

Income Tax Expense (Benefit)

      For fiscal year 2002, we recorded an income tax benefit of $85.2 million primarily due to the utilization of tax loss carryback benefits associated with the passage of the Job Creation and Worker Assistance Act of 2002 which changed the allowable period to carry back net operating losses from two to five years. For the transition year 2001, we incurred income tax expense of $60.2 million due primarily to the increase in the deferred tax asset valuation allowance of $82.3 million, partially offset by a reduction in current tax liabilities of $22.0 million. In addition, we did not record any income tax benefit relating to losses incurred in the period because expected income from operations and gains did not materialize in transition year 2001.

Loss from Discontinued Operations

      During fiscal year 2002, we recorded a charge of $11.7 million due to a change in estimate of the loss on disposal of Aprisma. During transition year 2001, we recorded a loss from discontinued operations of $101.9 million that consisted of $59.1 million of operating losses from discontinued operations of our wholly owned subsidiaries, Aprisma, Riverstone, and GNTS and provision for losses on disposal of GNTS and Aprisma of $41.5 million and $1.3 million, respectively.

Cumulative Effect of a Change in Accounting Principle

      During the first quarter of transition year 2001, we adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and recorded a transition adjustment, which resulted in an after tax increase in net income of $12.7 million related to our written call options on Efficient common stock held as of March 4, 2001. This transition adjustment is reflected in our results of operations for transition year 2001 as the cumulative effect of a change in accounting principle.

Business Acquisitions and Dispositions

      In July 2001, we distributed our shares of Riverstone common stock to our shareholders and recorded a non-cash charge to retained earnings of approximately $329.6 million, which reflected the distribution of the net value of the Riverstone shares to our shareholders. In July 2001, the operations of our GNTS subsidiary were discontinued through the acquisition of a small portion of GNTS by a third party. The remaining results were either absorbed by us or our Aprisma subsidiary or discontinued. In August 2002, we sold Aprisma to a third party. As a result, we have presented Aprisma as a discontinued operation for all periods presented and GNTS and Riverstone as discontinued operations for transition year 2001.

Liquidity and Capital Resources

      The sections below discuss the commitments on our liquidity and capital resources, and the effects of changes in our balance sheet and cash flows.

Commitments

      The following is a summary of our significant contractual cash obligations and other commercial commitments as of January 3, 2004:

		Less Than			Over
Contractual Cash Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years

	(In millions)
Non-cancelable lease obligations	$45.8	$12.6	$17.7	$8.4	$7.1
Non-cancelable purchase commitments	12.8	12.8	—	—	—

Total contractual cash obligations	$58.6	$25.4	$17.7	$8.4	$7.1

		Less Than			Over
Other Commercial Commitments	Total	1 Year	1-3 Years	4-5 Years	5 Years

	(In millions)
Aprisma lease payment guarantees(1)	$4.0	$—	$—	$—	$4.0
Venture capital commitments(2)	12.0	3.0	9.0	n/a	n/a

Total commercial commitments	$16.0	$3.0	$9.0	$—	$4.0

(1)	The Aprisma lease guarantee reduces to $3.0 million in 2009, $2.0 million in 2010, $1.0 million in 2011 and terminates in 2012. We are indemnified for up to $3.5 million in losses.

(2)	We are committed to make up to $12.0 million of additional capital contributions among two venture capital funds in which we are already an investor. In the event of future capital calls, we could be required to fund some or all of this commitment. If we fail to make a required contribution, then our existing investments with a carrying value of $1.5 million at January 3, 2004 would be significantly diluted. Based on recent communications from these funds, we expect approximately $2.0 million to $3.0 million of the remaining commitment could be called by the funds during fiscal year 2004. We cannot predict the likelihood or timing of capital calls for the remaining commitment.

      Accrued severance costs of $3.8 million as of January 3, 2004 will be paid out during fiscal year 2004; and the remaining accrued exit costs of $6.7 million, which consisted of long-term lease commitments, will be paid as follows: $2.6 million in fiscal year 2004, $1.0 million in fiscal year 2005, $0.8 million in fiscal year 2006, $0.7 million in fiscal year 2007, and $1.6 million thereafter.

      Our certificate of incorporation provides that we will indemnify and advance expenses to our directors and officers to the maximum extent permitted by Delaware law. Accordingly, we are obligated to indemnify our former directors and officers named as defendants in the shareholder litigation, which is described in this annual report on Form 10-K under Part 1, Item 3, Legal Proceedings. Although we have director and officer liability insurance, our insurance for the period during which events related to the shareholder litigation are alleged to have occurred provides us with only limited liability protection. We are unable to estimate our future indemnification obligations or predict whether our director and officer liability insurance will cover these obligations in whole or in part.

Balance Sheet and Cash Flows

      As of January 3, 2004, our liquid investments totaled $202.5 million, as compared to $288.8 million at December 28, 2002, and consisted of $136.8 million of cash and cash equivalents, $29.9 million of marketable securities and $35.8 million of long-term marketable securities. In connection with the issuance of letters of credit by several banking institutions, we have agreed to maintain specified amounts of cash, cash equivalents and marketable securities in collateral accounts controlled by those institutions. These assets totaled $18.7 million at January 3, 2004, and are classified as “Restricted cash, cash equivalents and marketable securities” on our balance sheet. The decrease in liquid investments during fiscal year 2003 is the result of the redemption of the Series D&E preferred stock, and the loss from operations, which were partially offset by the receipt of income tax refunds, and insurance proceeds. Based on our liquid investment position at January 3, 2004, we believe that we have sufficient liquid investments to fund our on-going operations and future obligations for at least the next twelve months.

      Net cash provided by operating activities was $5.4 million for the year ended January 3, 2004 and was positively impacted by the receipt of $34.6 million in net income tax refunds, and $17.5 million in insurance proceeds received, net of settlement costs, in connection with the shareholder litigation settlement. We do not expect any significant tax refunds in the near future. Cash provided by operations was negatively impacted by $14.7 million in payments related to severance and facility exit costs. Cash payments relating to severance and facility exit initiatives implemented to date are expected to be approximately $6.4 million for fiscal year 2004. We are currently engaged in legal proceedings against certain other insurers to recover a portion of the remaining expenses incurred by us in connection with the shareholder litigation and other related matters. We are also engaged in proceedings against our former subsidiary, Riverstone Networks, to recover approximately $13.0 million based on indemnity claims related to their obligations to us. There can be no assurance as to the timing or ultimate outcome of these matters.

      Net cash from operating activities is expected to be negative in the first half of fiscal year 2004. The expected negative operating cash flow is due in part to the timing of trade accounts payable obligations as well as certain payments for accrued expenses and other liabilities, including accruals for compensation and benefits, legal and litigation costs, restructuring charges, and sales and VAT expense.

      Capital expenditures for the fiscal year 2003 were $18.6 million and consisted of internal information technology purchases and upgrades, including the cost to implement our enterprise resource planning system, or ERP system, in our Asia Pacific and EMEA regions, assets purchased to support outsourcing contracts, equipment and software used in research and development activities, as well as equipment and certain fixed assets and intellectual property purchased from Tenor Networks. We expect capital spending of approximately $18.0 million to $20.0 million for fiscal year 2004.

      On February 21, 2003, the holders of our Series D and E Preferred Stock notified us of their intention to exercise their right to redeem these shares effective as of February 23, 2003. We redeemed all outstanding shares of our Series D and E Preferred Stock during the first quarter of fiscal year 2003 for $96.8 million, which is net of the value of the Riverstone shares sold by the holders of these shares which partially offset our redemption liability.

      Accounts receivable, net of allowance for doubtful accounts, were $37.5 million at January 3, 2004 compared with $41.7 million at December 28, 2002. The decrease in accounts receivable is due primarily to the decline in net revenue. The number of days sales outstanding was 33 days at January 3, 2004, compared to 31 days at December 28, 2002. The increase in the number of days sales outstanding is primarily due to the increase in the percentage of sales outside of North America, to customers with longer payment terms and the conversion of one of our larger distributors in Asia Pacific from revenue recognition upon cash receipt to revenue recognition when the distributor ships our products to their customers.

      Inventories were $29.0 million at January 3, 2004 or 5.6 turns per annum, compared with $44.6 million at December 28, 2002 or 5.2 turns per annum. Inventories have decreased during fiscal year 2003 primarily as a result of $12.2 million in inventory write-downs, and a $4.3 million reduction in channel inventories due to improved channel inventory management. We expect future cash commitments related to inventory purchases to vary based on sales order demand. In addition, the nature and timing of our new product introductions as well as our competitors’ new products entering the markets we serve could have an adverse affect on our inventory levels in the future and may result in additional excess and obsolete inventory provisions.

      Accounts payable at January 3, 2004 of $39.7 million declined from $47.6 million at December 28, 2002 due in part to decreased expenses for professional fees and the timing of payments related to product purchases.

Application of Critical Accounting Estimates

      Our significant accounting policies are described in the consolidated financial statements included in Item 8 of this annual report on Form 10-K. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience, current conditions and various other assumptions that are believed to be reasonable under the circumstances. The markets for our products are characterized by rapid technological development, intense competition and frequent new product introductions, any of which could affect the future realizability of our assets. Estimates and assumptions are reviewed on an ongoing basis and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Actual results could differ from those estimates under different assumptions or conditions. We believe the following critical accounting policies impact our judgments and estimates used in the preparation of our consolidated financial statements.

      Revenue Recognition. We recognize revenue on arrangements where products and services were bundled in accordance with EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” In accordance with EITF 00-21, we determine whether the deliverables are separable into multiple units of accounting. We allocate the total fee on such arrangements to the individual deliverables based on their relative fair values or using the residual method. The application of EITF 00-21 includes judgments as to whether the delivered item has value to the customer on a standalone basis and whether we have established objective and reliable evidence of fair value for the undelivered items. Our ability to recognize revenue in the future may be affected if actual selling prices are significantly less than the fair values.

      We recognize revenue on arrangements where software and services were bundled in accordance with SOP 97-2 “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Recognition, With Respect to Certain Transactions.” We allocate the total fee on such arrangements based on the fair values of each element or using the residual method. Our ability to recognize revenue in the future may be affected if actual selling prices are significantly less than the fair values.

      Allowance for Doubtful Accounts and Notes Receivable. We estimate the collectibility of our accounts receivable and notes receivable and the related amount of bad debts that may be incurred in the future. The allowance for doubtful accounts results from an analysis of specific customer accounts, historical experience, customer concentrations, credit ratings and current economic trends. Based on this analysis, we provide allowances for specific accounts where collectibility is not reasonably assured. In addition, we provide a full allowance for any customer balances that are greater than 180 days past due. The allowance for notes receivable is based on specific customer accounts.

      Provision for Inventory Valuation. Inventory purchases and commitments are based upon future demand forecasts. Reserves for excess and obsolete inventory are established to account for the potential differences between our forecasted demand and the amount of purchased and committed inventory. We periodically experience variances between the amount of inventory purchased and contractually committed to and our demand forecasts, resulting in excess and obsolete inventory charges. In addition, we periodically adjust service spares inventory to net realizable value, as well as reserve for service parts in excess of usage estimates. At January 3, 2004, our provision for inventory valuation was $35.2 million.

      Valuation of Goodwill. Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. In accordance with Financial Accounting Standards Board, or FASB, Statement of Financial Standards, or SFAS, No. 142, goodwill is subject to an annual impairment test using a fair-value-based approach. In assessing the fair value of goodwill, we make projections regarding future cash flow and other estimates. If these projections or other estimates change in the future, we may be required to record an impairment charge. At January 3, 2004, the carrying value of goodwill on our balance sheet was $15.1 million. Based on our annual impairment test, we did not record an impairment charge during fiscal year 2003.

      Valuation of Long-lived Assets. Long-lived assets are comprised of property, plant and equipment and intangible assets with finite lives. We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable through projected undiscounted cash flows expected to be generated by the asset. When we determine that the carrying value of intangible assets and fixed assets may not be recoverable, we measure impairment by the amount by which the carrying value of the asset exceeds the related fair value. Estimated fair value is generally based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the business underlying the asset in question. At January 3, 2004, the carrying value of long-lived assets, including fixed assets and intangible assets, was $55.2 million. We did not incur any impairment charges relating to these assets during fiscal year 2003.

      Valuation of Investments. We maintain certain minority investments in debt and equity securities of companies that were acquired for cash and in non-monetary transactions whereby we exchanged inventory or product credits for preferred or common stock or convertible notes. We review investments for potential impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Many factors are considered in assessing potential impairments. Such events or factors include declines in the investees’ stock price in new rounds of financing, market capitalization relative to book value, deteriorating financial condition or results of operations and bankruptcy or insolvency. From time to time we may engage third party experts to estimate the recoverable value of investments management may consider selling. Appropriate reductions in carrying value are recognized in other expense, net in the consolidated statements of operations. We are currently considering selling our interests in several private venture funds, which would eliminate future capital call obligations. At January 3, 2004, the carrying value of these investments on our balance sheet was $11.4 million. We incurred impairment charges of $27.8 million relating to these investments during fiscal year 2003.

      Restructuring Reserves. We have periodically recorded restructuring charges in connection with our plans to reduce the cost structure of our business. These restructuring charges, which reflect management’s commitment to a termination or exit plan that will be completed within twelve months, require management’s judgment and may include severance benefits and costs for future lease commitments or excess facilities, net of estimated future sublease income. In determining the amount of the facility exit costs, we are required to estimate such factors as future vacancy rates, the time required to sublet properties and sublease rates. If the actual cost incurred exceeds the estimated cost, an additional charge to earnings will result. If the actual cost is less than the estimated cost, a reduction to special charges will be recognized in the statement of operations. During fiscal year 2003, we incurred charges of approximately $0.8 million due to a change in estimated sublease income for a vacated facility. At January 3, 2004, we have estimated sublease income associated with vacated facilities of approximately $1.4 million. This estimate of sublease income is subject to change based on known real estate market conditions.

      Income Taxes. We estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we increase or decrease our income tax provision in our statement of operations. If any of our estimates of our prior period taxable income or loss prove to be incorrect, material differences could impact the amount and timing of income tax benefits or payments for any period. In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions. We recognize potential liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If our estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result.

      Summary of Critical Estimates Included in Our Consolidated Results of Operations. The following table summarizes the (income) expense impact on our results of operations arising from our critical accounting estimates:

	Fiscal Year	Fiscal Year	Transition Year
	2003	2002	2001

	(In millions)
Net (recoveries) provision for losses on accounts and notes receivable	$(10.3)	$(0.9)	$18.6
Provision for inventory write-downs	12.2	17.9	72.9
Impairment of goodwill	—	—	104.1
Impairment of investments	27.8	22.1	65.9
Restructuring charges	17.5	32.0	22.7
Deferred tax asset valuation provision	30.3	19.8	260.0

Total expense from critical accounting estimates	$77.5	$90.9	$544.2

New Accounting Pronouncements

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires companies to recognize costs associated with exit or disposal activities when a liability is incurred rather than at the date of a commitment to an exit or disposal plan. This statement is effective for exit or disposal activities initiated after December 31, 2002. We recorded restructuring charges of $17.5 million in fiscal year 2003 in accordance with the new requirements.

      In November 2002, the FASB issued EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables,” which provides guidance on how to account for revenue arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of this pronouncement were effective for revenue arrangements entered into beginning in our third quarter of fiscal year 2003. The adoption of EITF No. 00-21 did not have a material effect on our consolidated financial statements.

      In January 2003, FASB interpretation No. 46, “Consolidation of Variable Interest Entities,” or VIE’s, was issued and in December 2003, a revision of FIN No. 46 was issued. FIN No. 46 requires identification of the Company’s participation in VIE’s, which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand-alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIE’s, FIN No. 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to a VIE, if any, bears a majority of the risk of the VIE’s expected losses, or stands to gain from a majority of the VIE’s expected returns. FIN No. 46 also sets forth certain disclosures regarding interests in VIE’s that are deemed significant, even if consolidation is not required. This interpretation is effective for all VIE’s created after January 31, 2003. We are not the primary beneficiary of any minority investment that would be considered a variable interest entity and, as such, the adoption of FIN No. 46 did not have an effect on the consolidated financial statements.

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” This statement was effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003 and is to be applied prospectively. We have no derivatives imbedded in other contracts and no hedging relationships at this time and, as such, the adoption of SFAS No. 149 did not have an effect on our consolidated financial statements.

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

      In May 2003, the consensus on EITF Issue No. 01-08, “Determining Whether an Arrangement Contains a Lease,” was issued. The guidance in the consensus applies to the purchase or sale of goods and services under various types of contracts, including outsourcing arrangements. Based on the criteria in the consensus, both parties to an arrangement are required to determine whether the arrangement includes a lease within the scope of SFAS No. 13, “Accounting for Leases.” The new requirement applies prospectively to new or modified arrangements for reporting periods beginning after May 28, 2003. We did not enter into or modify any arrangements covered by EITF 01-08 during fiscal year 2003 and, as such, the adoption of EITF No. 01-08 did not have an effect on our consolidated financial statements.

      In May 2003, the FASB issued EITF No. 03-5, “Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition, to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software,” which provides guidance on how to account for non-software deliverables included in an arrangement that contains software that is more than incidental to the products or services as a whole. The provisions of this pronouncement are effective for revenue arrangements entered into after the beginning of our third quarter of fiscal year 2003. The adoption of EITF No. 03-05 did not have a material effect on our consolidated financial statements.

      In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, or SAB No. 104, “Revenue Recognition” which revises or rescinds portions of the interpretative guidance included in Topic 13 of the codification of staff accounting bulletins in order to provide consistent guidance with respect to selected revenue recognition issues. The adoption of SAB No. 104 did not have a material effect on our consolidated financial statements.

CAUTIONARY STATEMENTS

      We may occasionally make forward-looking statements and estimates such as forecasts and projections of our future performance or statements of our plans and objectives. These forward-looking statements may be contained in, among other things, SEC filings, including this annual report on Form 10-K, press releases made by us, and in oral statements made by our officers. Actual results could differ materially from those contained in such forward-looking statements. Important factors that could cause our actual results to differ from those contained in such forward-looking statement include, among other things, the risks described below.

Risks Related to our Financial Results and Condition

Worldwide and regional economic uncertainty, increased market competition and recent political and social turmoil may continue to negatively affect our business and revenue and continue to make forecasting more difficult

      Our business is subject to the effects of general worldwide economic conditions, particularly in the United States and Europe, the Middle East and Africa, and market conditions in the networking industry, which have been particularly uncertain. Recent political and social turmoil, such as terrorist and military actions, as well as the effects of hostilities involving the U.S. in the Middle East, North Korea or anywhere else in the world, and any continuation or repercussions thereof or responses thereto, may put further pressure on uncertain worldwide economic conditions, particularly if they continue for an extended period of time. If economic or market conditions remain uncertain, fail to improve or worsen, our business, revenue, and forecasting ability will continue to be negatively affected, which could harm our results of operations and financial condition.

      Competition in the networking industry has increased over the past two years as enterprises more closely monitor their costs and investments in response to continued economic uncertainty. In recent quarters, our product revenue has declined as a result of increased competition and a lengthened sales cycle attributable in part to uncertain economic and market conditions as well as other factors. Continued economic uncertainty could further increase competition in our industry, reduce demand for our products and increase our risk of additional excess and obsolete inventory provisions and service spare inventory write-downs, any of which could harm our revenue and reduce our gross margin.

      These uncertain political, social and economic conditions and uncertainties also make it extremely difficult for us, our customers and our vendors to accurately forecast and plan future business activities. In particular, it is difficult for us to develop and implement strategies, forecast demand for our products, and effectively manage contract manufacturing and supply chain relationships. This reduced predictability challenges our ability to operate profitably and to grow our business.

We have a history of losses in recent years and may not operate profitably in the future

      We have experienced losses in recent years and may not achieve or sustain profitability in the future. We will need to either generate higher revenue or reduce our costs to achieve and maintain consistent profitability. We may not be able to generate higher revenue or reduce our costs, and if we do achieve profitability, we may not be able to sustain or increase our profitability over subsequent periods. Our revenue has been negatively affected by weaker economic conditions worldwide, which has increased price and technological competition for most of our products, as well as resulted in longer selling cycles. If uncertain worldwide economic conditions continue for an extended period of time, our ability to maintain and increase our revenue may be significantly limited. In addition, while we continue to implement cost reduction plans designed to decrease our expenses, including reductions in the size of our workforce, we will continue to have large fixed expenses and expect to continue to incur significant sales and marketing, product development, customer support and service and other expenses. We continue to assess whether additional cost-cutting efforts may be required. Additional cost-cutting efforts may result in the recording of additional financial charges, such as workforce reduction costs, facilities reduction costs, asset write downs and contractual settlements. Further, our workforce reductions may impair our ability to realize our current or future business objectives. Costs incurred in connection with our cost-cutting efforts may be higher than the estimated costs of such actions and may not lead to anticipated cost savings. As a result, our cost-cutting efforts may not result in a return to profitability.

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

We earn a substantial portion of our revenue for each quarter in the last month of each quarter, which reduces our ability to accurately forecast our quarterly results and increases the risk that we will be unable to achieve previously forecasted results

      We have derived and expect to continue to derive a substantial portion of our revenue in the last month of each quarter, with such revenue frequently concentrated in the last two weeks of the quarter. Because we rely on the generation of a large portion of revenue at the end of the quarter, we traditionally have not been able, and in the future do not expect to be able, to predict our financial results for any quarter until very late in the quarter. Due to this end-of-quarter buying pattern, we may not achieve our financial forecasts, either because expected sales do not occur in the anticipated quarter or because they occur at lower prices or on terms that are less favorable to us than anticipated.

Our failure to improve and successfully implement our management information systems and internal controls could harm our business

      Through the end of fiscal year 2003, we used three disparate information systems in our domestic and international operations, resulting in delays in obtaining timely information on a worldwide basis and the use of manual procedures to review our consolidated financial results. Further, we have reviewed our systems controls and operating procedures and identified improvements which could be made. Pursuant to new SEC rules under the Sarbanes-Oxley Act of 2002, we are required to include in our future Form 10-K filings a report by our management as to the effectiveness of our internal controls and procedures for financial reporting. Beginning with our Form 10-K for fiscal year 2004, our independent auditors will be required to attest to and report on the evaluation by management. Although we have implemented a number of changes designed to improve our systems and controls, including organizational changes, implementation of new business systems, communication of revenue recognition and other accounting policies to all of our employees, implementation of an internal audit function, new approval procedures and various other initiatives, including extensive supervisory and management oversight along with process improvement programs, we anticipate making additional changes to improve our systems controls and procedures, some of which may result in higher future operating expenses and capital expenditures. In addition, we made significant upgrades to our management information systems during fiscal year 2003, and plan to make continued upgrades to these systems. The implementation of these upgrades involves significant effort and is complex. If we are unable to successfully and/or timely implement these upgrades, our business could be disrupted and our financial condition harmed.

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

We continue to introduce new products, and if our customers delay product purchases or choose alternative solutions, our revenue could decline, we may incur excess and obsolete inventory charges, and our financial condition could be harmed

      We are in the process of introducing new versions of our entire product portfolio. Many of our customers may initially require additional time to evaluate our new products, extending the sales cycle, or may choose alternative solutions. In addition, sales of our existing products could decline as customers await the release of our new products and, as a result, we could be exposed to an increased risk of inventory obsolescence. If customers defer purchasing decisions or choose alternative solutions in connection with our new product introductions, our revenue could decline and our financial condition could be harmed.

Pending and future litigation could materially harm our business, operating results and financial condition

      Several lawsuits have been filed against us and our directors in recent years, including nine shareholder class action lawsuits filed between October 24, 1997 and March 2, 1998. See “Part I, Item 3 — Legal Proceedings” of this annual report for a more detailed discussion of pending litigation. The unfavorable resolution of any specific lawsuit could materially harm our business, operating results and financial condition, and could cause the price of our common stock to decline significantly.

      The uncertainty associated with these lawsuits could seriously harm our business, financial condition and reputation by, among other things, harming our relationships with existing customers and impairing our ability to attract new customers, and we may be required to pay significant damages in connection with the 1997 and 1998 securities lawsuits which remain pending. In addition, the defense of the 1997 and 1998 lawsuits will continue to result in significant expense and the continued diversion of our management’s time and attention from the operation of our business, which could impede our ability to achieve our business objectives. Although we have insurance designed to cover claims under these lawsuits, this insurance may not be adequate to cover expenses and certain liabilities relating to these lawsuits, and we may need to litigate with our insurance carriers to obtain coverage under our insurance policies. For example, with respect to our recently settled 2002 class action litigation, although we received cash proceeds of approximately $34.5 million from our insurers and have engaged in legal proceedings against other insurers to recover a portion of the remaining expenses incurred, we do not expect these proceeds will fully cover all of our costs and expenses incurred in connection with this and other related matters and we may be unsuccessful in our litigation against the other insurers.

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

      The facts underlying the SEC investigation against us, which was settled in February 2003, and the shareholder lawsuits have increased the premiums we must pay for director and officer liability insurance, and may make this insurance coverage prohibitively expensive or unavailable in the future. Increased premiums for this insurance could materially harm our financial results in future periods. The inability to obtain this coverage due to its unavailability or prohibitively expensive premiums would make it significantly more difficult for us to retain and attract officers and directors.

We have experienced significant turnover of senior management and our current management team has been together for only a limited time, which could harm our business and operations

      Since August 2001 there have been numerous changes in our senior management team. In August 2001, our management team was restructured to include several senior executives of one of our operating subsidiaries. Then in April 2002, we announced the departure of several of these senior executives, including our President and Chief Executive Officer. We appointed a new Chief Executive Officer and a new President in April 2002, and, in the period from March 2002 to March 2004, we appointed a number of other senior officers, including promoting our Vice President of Finance to the position of Chief Financial Officer, appointing a new Executive Vice President of Sales, Executive Vice President of Worldwide Marketing and Product Management and Vice President of Human Resources, and adding an Executive Vice President of Supply Chain Management. In December 2002, our President resigned upon the completion of his employment agreement with us, and, in April 2003, we appointed a new President. In May 2003 we appointed a new Executive Vice President of Engineering and in March 2004 we appointed a new Executive Vice President of Worldwide Sales and Service. Because of these recent changes and their recent recruitment, our current management team has not worked together for a significant length of time and may not be able to work together effectively to successfully develop and implement business strategies. In addition, as a result of these management changes, management will need to devote significant attention and resources to preserve and strengthen relationships with employees and customers. If our new management team is unable to develop successful business strategies, achieve our business objectives, or maintain positive relationships with employees and customers, our ability to grow our business and successfully meet operational challenges could be impaired.

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

We maintain investments in early stage, privately held technology companies and value-added resellers, and we could lose our entire investment in these companies

      We have made investments in privately-held technology companies and value-added resellers, many of which are in the start-up or development stage. Investments in these companies are inherently risky as the technologies or products they have under development, or the services they propose to provide, are often in early stages of development and may never materialize. We may never realize any benefits or financial returns from these investments, and, if these companies are not successful, we could lose our entire investment. The concentration of our investments in a small number of related industries, primarily telecommunications, exposes our investments to increased risk, particularly if these industries continue to be adversely affected by continued worldwide economic uncertainty. At January 3, 2004, these investments totaled approximately $11.4 million. During the year ended January 3, 2004, we recorded impairment losses of $27.8 million relating to these investments.

We are exposed to the credit risk of some of our customers

      Our payment terms are typically 30 days in the United States, and sometimes longer internationally. We assess the payment ability of our customers in granting such terms and maintain reserves that we believe are adequate to cover doubtful accounts, however, as a result of current economic uncertainty, our exposure to the credit risk of our customers has increased. Some of our customers are experiencing, or may experience, reduced revenue and cash flow problems, and may be unable to pay, or may delay payment for, amounts owed to us. Although we monitor the credit risk of our customers, we may not be effective in managing our exposure. If our customers are unable to pay amounts owed to us or cancel outstanding orders, our forecasting ability, cash flow and revenue could be harmed and our business and results of operations may be adversely affected.

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

      We cannot assure you that additional capital, if required, will be available on acceptable terms, or at all. As a result of the current capital market environment, as well as the pending securities litigation against us, our ability to access the capital markets and establish borrowing relationships with financial institutions has been impaired and may continue to be impaired for the foreseeable future. If we are unable to obtain additional capital when needed or must reduce our expenses, it is likely that our product development and marketing efforts will be restricted, which would harm our ability to develop new and enhanced products, expand our distribution relationships and customer base, and grow our business. This could adversely impact our competitive position and cause our revenue to decline. To the extent that we raise additional capital through the sale of equity or convertible debt securities, existing stockholders may suffer dilution. Also, these securities may provide the holders with rights, privileges and preferences senior to those of common stockholders. If we raise additional capital through the sale of debt securities, the terms of the debt could impose restrictions on our operations.

Risks Related to the Markets for our Products

There is intense competition in the market for enterprise network equipment, which could prevent us from increasing our revenue and achieving profitability

      The network communications market is dominated by a small number of competitors, some of which, Cisco Systems in particular, have substantially greater resources and market share than other participants in that market, including us. In addition, this market is intensely competitive, subject to rapid technological change and significantly affected by new product introductions and other market activities of industry participants. Competitive pressures could result in price reductions, reduced margins or loss of market share, which would materially harm our ability to increase revenue and profitability.

      Our principal competitors include Alcatel; Cisco Systems; Extreme Networks; Foundry Networks; Hewlett-Packard; Huawei; Nortel Networks; and 3Com. We also experience competition from a number of other smaller public and private companies. We may experience reluctance by our prospective customers to replace or expand their current infrastructure solutions, which may be supplied by one or more of these competitors, with our products. There has also been a trend toward consolidation in our industry for several years, and we expect this trend will continue as companies attempt to strengthen or maintain their market share positions. Consolidation among our competitors and potential competitors may result in stronger competitors with expanded product offerings and a greater ability to accelerate their development of new technologies.

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

We may be unable to upgrade our indirect distribution channels, which may hinder our ability to grow our customer base and increase our revenue

      Our sales and distribution strategy relies heavily on our indirect sales efforts, including sales through distributors and channel partners, such as value-added resellers, systems integrators and telecommunications service providers. We believe that our future success will depend in part upon our ability to maintain and upgrade existing relationships, as well as establish successful new relationships, with a variety of these partners. If we are unable to upgrade our indirect distribution channels, we may be unable to increase or sustain market awareness or sales of our products and services, which may prevent us from maintaining or increasing our customer base and revenue.

      Even if we are able to upgrade our indirect distribution channels, our revenue may not increase. Our distribution partners are not prohibited from selling products and services that compete with ours and may not devote adequate resources to selling our products and services. In addition, we may be unable to maintain our existing agreements or reach new agreements with distribution partners on a timely basis or at all.

We expect the average selling prices of our products to decrease over time, which may reduce our revenue and gross margins

      Our industry has experienced erosion of average selling prices in recent years, particularly as products reach the end of their life cycles. We anticipate that the average selling prices of our products will decrease in the future in response to increased sales discounts and new product or technology introductions by us and our competitors. Our prices will also likely be adversely affected by downturns in regional or industry economies. We also expect our gross margins may be adversely affected by increases in material or labor costs and an increasing reliance on third party distribution channels. If we are unable to achieve commensurate cost reductions and increases in sales volumes, any decline in average selling prices will reduce our revenue and gross margins.

If we do not anticipate and respond to technological developments and evolving customer requirements and introduce new products in a timely manner, we may not retain our current customers or attract new customers

      The markets for our products are characterized by rapidly changing technologies and frequent new product introductions. The introduction by us or our competitors of new products and the emergence of new industry standards and practices can render existing products obsolete and unmarketable, increasing our risk of excess and obsolete inventory charges. Our success will depend upon our ability to enhance our existing products and to develop and introduce, on a timely and cost-effective basis, new products and functionality that keep pace with technological developments and emerging standards. Any failure to introduce new products and enhancements on a timely basis will harm our future revenue and prospects.

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

Risks Related to our Products

Our products are very complex, and undetected defects may increase our costs, harm our reputation with our customers and lead to costly litigation

      Our network communications products are extremely complex and must operate successfully with complex products of other vendors. Our products may contain undetected errors when first introduced or as we introduce product upgrades. The pressures we face to be the first to market new products or functionality increases the possibility that we will offer products in which we or our customers later discover problems. We have experienced new product and product upgrade errors in the past and expect similar problems in the future. These problems may cause us to incur significant costs to support our service contracts and other costs and divert the attention of our engineering personnel from our product development efforts. If we are unable to repair these problems in a timely manner, we may experience a loss of or delay in revenue and significant damage to our reputation and business prospects.

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

If our products do not comply with complex governmental regulations and evolving industry standards, our products may not be widely accepted, which may prevent us from sustaining our revenue or achieving profitability

      The market for network communications equipment is characterized by the need to support industry standards as different standards emerge, evolve and achieve acceptance. In the past, we have had to delay the introduction of new products to comply with third party standards testing. We may be unable to address compatibility and interoperability problems that arise from technological changes and evolving industry standards. We also may devote significant resources developing products designed to meet standards that are not widely adopted. In the United States, our products must comply with various governmental regulations and industry regulations and standards, including those defined by the Federal Communications Commission, Underwriters Laboratories and Networking Equipment Building Standards. Internationally, our products are required to comply with standards or obtain certifications established by telecommunications authorities in various countries and with recommendations of the International Telecommunications Union. If we do not comply with existing or evolving industry standards, fail to anticipate correctly which standards will be widely adopted or fail to obtain timely domestic or foreign regulatory approvals or certificates, we will be unable to sell our products where these standards or regulations apply, which may prevent us from sustaining our revenue or achieving profitability.

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

We may periodically establish relationships with other companies to develop, manufacture and sell products, which could increase our reliance on others for development or supply capabilities or generation of revenue and may lead to disputes about ownership of intellectual property

      We may periodically establish relationships with other companies to incorporate our technology into products and solutions sold by these organizations as well as to jointly develop, manufacture and/or sell new products and solutions with these organizations. We may be unable to enter into agreements of this type on favorable terms, if at all. If we are unable to enter into these agreements on favorable terms, or if our partners do not devote sufficient resources to developing, manufacturing and/or selling the products that incorporate our technology or the new products we have jointly developed, our revenue growth could be lower than expected. If we are able to enter into these agreements, we will likely be unable to control the amount and timing of resources our partners devote to developing products incorporating our technology or to jointly developing new products and solutions. Further, although we intend to retain all rights in our technology in these arrangements, we may be unable to negotiate the retention of these rights and disputes may arise over the ownership of technology developed as a result of these arrangements. These and other potential disagreements between us and these organizations could lead to delays in the research, development or sale of products we are jointly developing or more serious disputes, which may be costly to resolve. Disputes with organizations that also serve as indirect distribution channels for our products could also reduce our revenue from sales of our products.

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

We depend upon a limited number of contract manufacturers for substantially all of our manufacturing requirements, and the loss of either of our primary contract manufacturers would impair our ability to meet the demands of our customers

      We do not have internal manufacturing capabilities. We outsource most of our manufacturing to two companies, Flextronics International, Ltd. and Accton Technology Corporation, which procure material on our behalf and provide comprehensive manufacturing services, including assembly, test, control and shipment to our customers. Our agreement with Flextronics expired in February 2002 and, since that time, we have been operating under an informal extension of the expired contract while negotiating a new agreement with Flextronics. If we experience increased demand for our products, we will need to increase our manufacturing capacity with Flextronics and Accton or add additional contract manufacturers. Flextronics and Accton also build products for other companies, and we cannot be certain that they will always have sufficient quantities of inventory and capacity available or that they will allocate their internal resources to fulfill our requirements. Further, qualifying a new contract manufacturer and commencing volume production is expensive and time consuming. The loss of our existing contract manufacturers, the failure of our existing contract manufacturers to satisfy their contractual obligations to us or our failure to timely qualify a new contract manufacturer to meet anticipated demand increases could result in a significant interruption in the supply of our products. In this event, we could lose revenue and damage our customer relationships. In addition, our business interruption insurance contains standard limitations and, as a result of these limitations, may not adequately cover damages we incur in the event of a supply interruption.

If we fail to accurately predict our manufacturing requirements, we could incur additional costs or experience manufacturing delays

      We use a forward-looking forecast of anticipated product orders to determine our product requirements for our contract manufacturers. The lead times for materials and components we order vary significantly and depend on factors such as the specific supplier, contract terms and demand for each component at a given time. For example, some of our application-specific integrated circuits have a lead time of up to six months. If we overestimate our requirements, our contract manufacturers may have excess inventory, which we may be obligated to pay for. If we underestimate our requirements, our contract manufacturers may have inadequate inventory, which could result in delays in delivery to our customers and our recognition of revenue.

      In addition, because our contract manufacturers produce our products based on forward-looking demand projections that we supply to them, we may be unable to respond quickly to sudden changes in demand. With respect to sudden increases in demand, we may be unable to satisfy this demand with our products, thereby forfeiting revenue opportunities and damaging our customer relationships, and with respect to sudden decreases in demand, we may find ourselves with excess inventory, which could expose us to high manufacturing costs compared to our revenue in a financial quarter and increased risks of inventory obsolescence. These factors contributed to a total of $12.2 million provision for inventory write-downs for fiscal year 2003, a $17.9 million charge in fiscal year 2002, and a $72.9 million charge in transition year 2001.

We plan to continue introducing new and complex products, and if our contract manufacturers are unable to manufacture these products consistently and in required quantities, we could lose sales

      Due to the complexity of our new products, the manufacturing process for these new products and/or the new products themselves may require adjustments and refinements during the first several months of initial manufacture. In addition, it may be difficult for our contract manufacturers to produce these complex products consistently with the level of quality we require. We depend on the highly trained and knowledgeable employees of our contract manufacturers to assemble and test our products. Given the significant training required to manufacture our products, the loss of a number of these employees could also impair the ability of our contract manufacturers to produce sufficient quantities of our products in a timely manner with the quality we require.

Other Risks Related to our Business

Our significant sales outside the United States subject us to increasing foreign political and economic risks, including foreign currency fluctuations

      Our sales to customers outside of the United States accounted for approximately 50.7%, 43.6% and 50.1% of our revenue for fiscal year 2003, 2002 and transition year 2001, respectively. We are seeking to expand our international presence by establishing arrangements with distribution partners as well as through strategic relationships in international markets. Consequently, we anticipate that sales outside of the United States will continue to account for a significant portion of our revenue in future periods.

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

      Although we may seek to make acquisitions, we may be unable to identify and acquire suitable businesses, assets, technology or product lines on reasonable terms, if at all. Our financial condition or stock price may make it difficult for us to complete acquisitions and we may compete for acquisitions with other companies that have substantially greater financial, management and other resources than we do. This competition may increase the prices we pay to make acquisitions, which are often high when compared to the assets and sales of acquisition candidates. Also, our acquisitions may not generate sufficient revenue to offset increased expenses associated with the acquisition in the short term or at all. We may also consider discontinuing or disposing of businesses, assets, technologies or product lines; however, any decision to limit our investment in or dispose of businesses, assets, technologies or product lines may result in the recording of charges to our income statement, such as inventory and technology related write-downs, workforce reduction costs, contract termination costs, fixed asset write-downs or claims from third party resellers or users of the discontinued products. In addition, to the extent we are required to sell intellectual property rights in disposing of these businesses, assets, technologies or product lines, we may need to re-license the right to use this intellectual property for a fee.

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

The market price of our common stock has historically been volatile, and declines in the market price of our common stock may negatively impact our ability to make future strategic acquisitions, raise capital, issue debt, and retain employees

      Shares of our common stock may continue to experience substantial price volatility, including significant decreases, as a result of variations between our actual or anticipated financial results and the published expectations of analysts, announcements by our competitors and us, and pending class action lawsuits against us. In addition, the stock markets have experienced extreme price fluctuations that have affected the market price of many technology companies. These price fluctuations have, in some cases, been unrelated to the operating performance of these companies. A major decline in capital markets generally, or in the market price of our shares of common stock, may negatively impact our ability to make future strategic acquisitions, raise capital, issue debt, or retain employees. These factors, as well as general economic and political conditions and the outcome of the pending class action lawsuits, may in turn materially adversely affect the market price of our shares of common stock.

We have not established a comprehensive disaster recovery plan and if we are unable to quickly and successfully restore our operations our revenue and our business could be harmed

      We have not established and tested a comprehensive disaster recovery plan for our business operations or for recovering or otherwise operating our information technology systems in the event of a catastrophic systems failure or a natural or other disaster. If there is a natural or other disaster which impacts our operations or a failure or extended inoperability of our information technology systems, our ability to service customers, ship products, process transactions, test and develop products, and communicate internally and externally could be materially impaired and our revenue and business could be harmed. We are in the process of developing a disaster recovery plan which we expect will conform to industry standards and is intended to limit our business and financial exposure in the event of a disaster or catastrophic systems failure. Nevertheless, in the event of a disaster or catastrophic systems failure, we may be unable to successfully implement any plan we develop and restore, or operate at an alternate location, our business or our information technology systems and, to the extent it is implemented, any plan we develop may not adequately prevent or limit the adverse effects on our business of such a disaster or catastrophic systems failure. Additionally, our business interruption insurance has certain limitations and, as a result of these limitations, may not adequately cover damages we incur in the event our business is interrupted by such a disaster or catastrophic systems failure.

Provisions of our articles of incorporation and by-laws and our investor rights plan could delay or prevent a change in control, which could reduce our stock price

      Pursuant to our certificate of incorporation, our Board of Directors has the authority to issue preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any vote or action by our stockholders. The issuance of preferred stock could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. Our certificate of incorporation requires the affirmative vote of the holders of not less than 85% of the outstanding shares of our capital stock for the approval or authorization of certain business combinations as described in our certificate of incorporation. In addition, our staggered Board of Directors and certain advance notification requirements for submitting nominations for election to our Board of Directors contained in our bylaws, as well as other provisions of Delaware law and our certificate of incorporation and bylaws, could delay or make a change in control more difficult to accomplish.

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

      Interest Rate Sensitivity. We maintain an investment portfolio consisting partly of debt securities of various issuers, types and maturities. The securities that we classify as held-to-maturity are recorded on the balance sheet at amortized cost, which approximates market value. Unrealized gains or losses associated with these securities are not material. The securities that we classify as available-for-sale are recorded on the balance sheet at fair market value with unrealized gains or losses reported as part of accumulated other comprehensive income, net of tax as a component of stockholders’ equity. A hypothetical 10 percent increase in interest rates would not have a material impact on the fair market value of these securities due to their short maturity. We expect to be able to hold our fixed income investments until maturity, and therefore we do not expect our operating results or cash flows to be materially affected by the effect of a sudden change in market interest rates on our securities portfolio, unless we are required to liquidate these securities earlier to satisfy immediate cash flow requirements.

      Foreign Currency Exchange Risk. Due to our global operating and financial activities, we are exposed to changes in foreign currency exchange rates. At January 3, 2004, we had net asset exposures to the Australian Dollar, Eurodollar, Japanese Yen and Brazilian Real. These exposures may change over time as business practices evolve and could materially harm our financial results and cash flows.

      To minimize the potential adverse impact of changes in foreign currency exchange rates, we, at times, have used foreign currency forward and option contracts to hedge the currency risk inherent in our global operations. We do not use financial instruments for trading or other speculative purposes, nor do we use leveraged financial instruments. Gains and losses on these contracts are largely offset by gains and losses on the underlying assets and liabilities. We had no foreign exchange forward or option contracts outstanding at January 3, 2004.

      Equity Price Risk. We maintain a small amount of investments in marketable equity securities of publicly-traded companies. At January 3, 2004, these investments were considered available-for-sale with any unrealized gains or losses deferred as a component of stockholders’ equity. It is not customary for us to make investments in equity securities of publicly traded companies as part of our investment strategy. In the past, we have also made strategic equity and convertible debt investments in privately-held technology companies, many of which are in the start-up or development stage. Investments in these companies are highly illiquid and inherently risky as the technologies or products they have under development, or the services they propose to provide, are typically in early stages of development and may never materialize. If these companies are not successful, we could lose our entire investment. The concentration of our investments in a small number of related industries, primarily telecommunications, exposes our investments to increased risk, particularly if these industries continue to be adversely affected by the worldwide economic slowdown. At January 3, 2004, these investments totaled $11.4 million. During fiscal year 2003, we recorded impairment losses of $27.8 million relating to these investments. While our financial results may be materially adversely affected by fluctuations in the value of these investments, we do not expect a material impact in our cash flows.

Item 8.	Consolidated Financial Statements and Supplementary Data

      Our consolidated financial statements and related notes and report of independent auditors are included beginning on page F-1 of this annual report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9a.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

      An evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year covered by this annual report on Form 10-K was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on and as of the date of that evaluation, the CEO and CFO concluded that our disclosure controls and procedures are sufficient to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Controls

      Our management has assessed our internal controls in each of the regions in which we operate as of the end of the fiscal year covered by this annual report on Form 10-K. Management continues to seek opportunities to improve our internal controls and has assigned the highest priority to implementing improvements to our internal controls. Specifically, since September 27, 2003, we have implemented the following improvements and additional procedures:

      1. Development and implementation of additional financial, accounting and other policies and procedures and publication of these policies on our internal website;

      2. Expanded review of accounting practices by our Disclosure Committee, and enhanced reporting of accounting estimates to our Audit Committee;

      3. Implementation of our ERP system in our EMEA and Asia Pacific operations as of January 4, 2004, the implementation of a dedicated budgeting and forecasting system and upgrades to our financial reporting systems in Latin America;

      4. Continued enhancement to system controls and reporting; and

      5. Continued expansion of internal audit processes and procedures, including additional regional financial statement reviews, and a company wide business risk assessment.

      We continue to evaluate the effectiveness of our internal controls and procedures on an ongoing basis and will take further action as appropriate.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information required under this item may be found under the sections captioned “Proposal I: Election of Class II Directors,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting and Compliance” in our 2004 Proxy Statement and is incorporated herein by reference.

Item 11.	Executive Compensation

      The information required under this item may be found under the sections captioned “Summary Compensation Table,” “Option Grants in the Last Fiscal Year,” and “Option Exercises and Fiscal Year-End Values” in our 2004 Proxy Statement, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The information required under this item may be found under the section captioned “Securities Ownership of Certain Beneficial Owners and Management” in our 2004 Proxy Statement, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

      The information required under this item may be found under the section captioned “Certain Relationships and Related Transactions” in our 2004 Proxy Statement, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

      The information required under this item may be found under the section captioned “Principal Accountant’s Fees and Service” in our 2004 Proxy Statement, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) Documents filed as part of this report:

1. Consolidated Financial Statements (See Item 8)

2. Consolidated Financial Statement Schedules

Schedule	Page

Schedule II — Valuation and Qualifying Accounts	S-1
Independent Auditors’ Report on Financial Statement Schedule	S-2

      All other schedules have been omitted since they are not required, not applicable or the information has been included in the consolidated financial statements or the notes thereto.

3. Exhibits

      (a) Exhibits:

3.1	—	Restated Certificate of Incorporation of the Registrant, a Delaware corporation, incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, No. 33-28055.
3.2	—	Certificate of Correction of the Registrant’s Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1.2 to the Registrant’s Registration Statement on Form S-1, No. 33-42534.
3.3	—	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3, No. 33-544666.
3.4	—	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.5 to the Registrant’s annual report on Form 10-K filed on May 30, 2000.
3.5	—	Certificate of Designations, Preferences and Rights for Series F Convertible Preferred Stock of the Registrant, incorporated by reference to Exhibit 4.2 to the Registrant’s current report on Form 8-K filed May 31, 2002.
3.6	—	Amended and Restated By-laws of the Registrant.
4.1	—	Specimen stock certificate of the Registrant’s Common Stock, incorporated by reference to Exhibit 4.1 to the Registrant’s transition report on Form 10-K, filed on November 26, 2002 (the “November 2002 10-K”).
4.2	—	Form of Common Stock Purchase Warrant issued to certain Investors in connection with the merger of a subsidiary into the Registrant, incorporated by reference to Exhibit 4.2 to the Registrant’s quarterly report on Form 10-Q for the period ended September 1, 2001, filed October 16, 2001.
4.3	—	Rights Agreement, dated May 28, 2002, between the Registrant and EquiServe Trust Company, N.A., as Rights Agent, incorporated by reference to Exhibit 4.1 to the Registrants current report on Form 8-K, filed May 31, 2002.

4.4	—	Form of Rights Certificate, incorporated by reference to Exhibit 4.3 to the Registrant’s current report on Form 8-K, filed May 31, 2002.
10.1	—	Amended and Restated Transformation Agreement, effective as of June 3, 2000, among Cabletron, Aprisma, Enterasys, GNTS and Riverstone, incorporated by reference to Exhibit 2.1 to the Registrant’s quarterly report on Form 10-Q filed on January 16, 2001 (the “January 2001 10-Q”).
10.2	—	Amended and Restated Asset Contribution Agreement, effective as of June 3, 2000, between Cabletron and Enterasys, incorporated by reference to Exhibit 2.3 to the January 2001 10-Q.
10.3	—	Amended and Restated Asset Contribution Agreement, effective as of June 3, 2000, between Cabletron and Riverstone, incorporated by reference to Exhibit 2.5 of the January 2001 10-Q.
10.4	—	Tax Sharing Agreement, dated as of June 3, 2000, among Cabletron, Aprisma, Enterasys, GNTS and Riverstone, incorporated by reference to Exhibit 2.6 of Cabletron’s quarterly report on Form 10-Q, filed on October 18, 2000 (the “October 2000 10-Q”).
10.5	—	Letter Sublease Agreement, dated June 4, 1998, between the Registrant and Picturetel Corporation, together with related documents, incorporated by reference to Exhibit 10.8 to the Registrant’s Annual report on Form 10-K, filed on June 4, 2001.
10.6	—	Registration Rights Agreement, dated as of August 29, 2000, among the Registrant and the Investors, incorporated by reference to Exhibit 2.7 to the Silver Lake 8-K.
10.7	—	Manufacturing Services Agreement, dated as of March 1, 2000, between the Registrant and Flextronics International USA, Inc., incorporated by reference to Exhibit 10.6 to the February 2001 10-Q/ A.
10.8	—	2002 Employee Stock Purchase Plan, incorporated by reference to Exhibit 4.1 to the Registrant’s registration statement on Form S-8, No. 333-103587.
10.9	—	2002 Stock Option Plan for Eligible Executives, incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the three-month period ended June 29, 2002, filed with the Commission on January 30, 2003 (the “January 2003 10-Q”).
10.10	—	2001 Equity Incentive Plan, incorporated by reference to Exhibit 4.1 to the Registrant’s registration statement on Form S-8, No. 333-66774.
10.11	—	1998 Equity Incentive Plan, as amended, incorporated by reference to Exhibit 4.2 to the Registrant’s registration statement on Form S-8, No. 333-103587.
10.12	—	Amended and Restated Change-in-Control Severance Benefit Plan for Key Employees.
10.13	—	Amended and Restated Executive Severance Pay Plan.
10.14	—	Deferral Plan for Directors, incorporated by reference to Exhibit 10.4 to the November 2002 10-K.
21.1	—	Subsidiaries of the Registrant.
23.1	—	Consent of Independent Auditors.
31.1	—	Certification of William K. O’Brien under Section 302 of the Sarbanes-Oxley Act.
31.2	—	Certification of Richard S. Haak, Jr. under Section 302 of the Sarbanes-Oxley Act.
32.1	—	Certification of William K. O’Brien under Section 906 of the Sarbanes-Oxley Act.*
32.2	—	Certification of Richard S. Haak, Jr. under Section 906 of the Sarbanes-Oxley Act.*

*	The certifications under Section 906 are being “furnished” hereunder and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934.

      (b) Reports on Form 8-K:

      We furnished a current report on Form 8-K on October 9, 2003 to report our preliminary revenue estimate for the third quarter of fiscal year 2003.

      We filed a current report on Form 8-K on October 17, 2003 to announce that we had reached agreements to settle all outstanding shareholder litigation against us, our directors and our former officers, filed in connection with our restatement of financial results for the 2001 fiscal and transition years.

      We furnished a current report on Form 8-K on October 23, 2003 to report our financial results for the third quarter of fiscal year 2003.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTERASYS NETWORKS, INC.

By:	/s/ WILLIAM K. O’BRIEN

William K. O’Brien
Chief Executive Officer and Director

Date: March 18, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ WILLIAM K. O’BRIEN William K. O’Brien	Chief Executive Officer and Director (Principal Executive Officer)	March 18, 2004

/s/ RICHARD S. HAAK, JR. Richard S. Haak, Jr.	Chief Financial Officer (Principal Financial and Accounting Officer)	March 18, 2004

/s/ PAUL R. DUNCAN Paul R. Duncan	Director	March 18, 2004

/s/ MICHAEL GALLAGHER Michael Gallagher	Director	March 18, 2004

/s/ EDWIN A. HUSTON Edwin A. Huston	Director	March 18, 2004

/s/ RONALD T. MAHEU Ronald T. Maheu	Director	March 18, 2004

EXHIBIT INDEX

3.1	—	Restated Certificate of Incorporation of the Registrant, a Delaware corporation, incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, No. 33-28055.
3.2	—	Certificate of Correction of the Registrant’s Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1.2 to the Registrant’s Registration Statement on Form S-1, No. 33-42534.
3.3	—	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3, No. 33-544666.
3.4	—	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.5 to the Registrant’s annual report on Form 10-K filed on May 30, 2000.
3.5	—	Certificate of Designations, Preferences and Rights for Series F Convertible Preferred Stock of the Registrant, incorporated by reference to Exhibit 4.2 to the Registrant’s current report on Form 8-K filed May 31, 2002.
3.6	—	Amended and Restated By-laws of the Registrant.
4.1	—	Specimen stock certificate of the Registrant’s Common Stock, incorporated by reference to Exhibit 4.1 to the Registrant’s transition report on Form 10-K, filed on November 26, 2002 (the “November 2002 10-K”).
4.2	—	Form of Common Stock Purchase Warrant issued to certain Investors in connection with the merger of a subsidiary into the Registrant, incorporated by reference to Exhibit 4.2 to the Registrant’s quarterly report on Form 10-Q for the period ended September 1, 2001, filed October 16, 2001.
4.3	—	Rights Agreement, dated May 28, 2002, between the Registrant and EquiServe Trust Company, N.A., as Rights Agent, incorporated by reference to Exhibit 4.1 to the Registrants current report on Form 8-K, filed May 31, 2002.
4.4	—	Form of Rights Certificate, incorporated by reference to Exhibit 4.3 to the Registrant’s current report on Form 8-K, filed May 31, 2002.
10.1	—	Amended and Restated Transformation Agreement, effective as of June 3, 2000, among Cabletron, Aprisma, Enterasys, GNTS and Riverstone, incorporated by reference to Exhibit 2.1 to the Registrant’s quarterly report on Form 10-Q filed on January 16, 2001 (the “January 2001 10-Q”).
10.2	—	Amended and Restated Asset Contribution Agreement, effective as of June 3, 2000, between Cabletron and Enterasys, incorporated by reference to Exhibit 2.3 to the January 2001 10-Q.
10.3	—	Amended and Restated Asset Contribution Agreement, effective as of June 3, 2000, between Cabletron and Riverstone, incorporated by reference to Exhibit 2.5 of the January 2001 10-Q.
10.4	—	Tax Sharing Agreement, dated as of June 3, 2000, among Cabletron, Aprisma, Enterasys, GNTS and Riverstone, incorporated by reference to Exhibit 2.6 of Cabletron’s quarterly report on Form 10-Q, filed on October 18, 2000 (the “October 2000 10-Q”).
10.5	—	Letter Sublease Agreement, dated June 4, 1998, between the Registrant and Picturetel Corporation, together with related documents, incorporated by reference to Exhibit 10.8 to the Registrant’s Annual report on Form 10-K, filed on June 4, 2001.
10.6	—	Registration Rights Agreement, dated as of August 29, 2000, among the Registrant and the Investors, incorporated by reference to Exhibit 2.7 to the Silver Lake 8-K.
10.7	—	Manufacturing Services Agreement, dated as of March 1, 2000, between the Registrant and Flextronics International USA, Inc., incorporated by reference to Exhibit 10.6 to the February 2001 10-Q/A.
10.8	—	2002 Employee Stock Purchase Plan, incorporated by reference to Exhibit 4.1 to the Registrant’s registration statement on Form S-8, No. 333-103587.
10.9	—	2002 Stock Option Plan for Eligible Executives, incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the three-month period ended June 29, 2002, filed with the Commission on January 30, 2003 (the “January 2003 10-Q”).
10.10	—	2001 Equity Incentive Plan, incorporated by reference to Exhibit 4.1 to the Registrant’s registration statement on Form S-8, No. 333-66774.
10.11	—	1998 Equity Incentive Plan, as amended, incorporated by reference to Exhibit 4.2 to the Registrant’s registration statement on Form S-8, No. 333-103587.

10.12	—	Amended and Restated Change-in-Control Severance Benefit Plan for Key Employees.
10.13	—	Amended and Restated Executive Severance Pay Plan.
10.14	—	Deferral Plan for Directors, incorporated by reference to Exhibit 10.4 to the November 2002 10-K.
21.1	—	Subsidiaries of the Registrant.
23.1	—	Consent of Independent Auditors.
31.1	—	Certification of William K. O’Brien under Section 302 of the Sarbanes-Oxley Act.
31.2	—	Certification of Richard S. Haak, Jr. under Section 302 of the Sarbanes-Oxley Act.
32.1	—	Certification of William K. O’Brien under Section 906 of the Sarbanes-Oxley Act.*
32.2	—	Certification of Richard S. Haak, Jr. under Section 906 of the Sarbanes-Oxley Act.*

*	The certifications under Section 906 are being “furnished” hereunder and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders of Enterasys Networks, Inc.:

      We have audited the accompanying consolidated balance sheets of Enterasys Networks, Inc. and subsidiaries (the “Company”) as of January 3, 2004 and December 28, 2002, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ equity, and cash flows for the years ended January 3, 2004 and December 28, 2002, and the ten-months ended December 29, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 3, 2004 and December 28, 2002, and the results of their operations and their cash flows for the years ended January 3, 2004 and December 28, 2002, and the ten-months ended December 29, 2001, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ KPMG LLP

Boston, Massachusetts

February 10, 2004

ENTERASYS NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

	January 3,	December 28,
	2004	2002

	(In thousands, except share
	and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$136,801	$136,193
Marketable securities	29,851	82,853
Accounts receivable, net	37,541	41,683
Inventories, net	29,049	44,552
Income tax receivable	595	38,695
Notes receivable	—	2,500
Prepaid expenses and other current assets	18,497	17,220

Total current assets	252,334	363,696
Restricted cash, cash equivalents and marketable securities	18,693	24,450
Long-term marketable securities	35,803	69,766
Investments	11,417	39,135
Property, plant and equipment, net	37,881	47,407
Goodwill	15,129	15,129
Intangible assets, net	17,353	21,764

Total assets	$388,610	$581,347

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$39,738	$47,589
Accrued compensation and benefits	26,832	31,138
Accrued legal and litigation costs	8,338	10,297
Accrued restructuring charges	6,407	3,994
Other accrued expenses	24,114	32,269
Deferred revenue	41,187	49,720
Customer advances and billings in excess of revenues	7,323	7,398
Income taxes payable	44,275	48,242
Redeemable convertible preferred stock	—	94,800

Total current liabilities	198,214	325,447
Deferred revenue	6,217	6,262
Accrued restructuring charges	4,118	3,688

Total liabilities	208,549	335,397
Commitments and contingencies (Note 20)
Stockholders’ equity:
Series F preferred stock, $1.00 par value; 300,000 shares authorized; none outstanding	—	—
Undesignated preferred stock, $1.00 par value; 1,700,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value; 450,000,000 shares authorized; 210,805,013 and 204,940,728 shares issued at January 3, 2004 and December 28, 2002, respectively	2,108	2,049
Additional paid-in capital	1,187,449	1,176,843
Accumulated deficit	(990,250)	(875,407)
Unearned stock-based compensation	—	(158)
Treasury stock, at cost; 1,748,861 and 3,053,201 common shares at January 3, 2004 and December 28, 2002, respectively	(30,119)	(64,890)
Accumulated other comprehensive income	10,873	7,513

Total stockholders’ equity	180,061	245,950

Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$388,610	$581,347

See accompanying notes to consolidated financial statements.

ENTERASYS NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended	Ten Months Ended
	January 3, 2004	December 28, 2002	December 29, 2001

	(In thousands, except per share amounts)
Net revenue:
Product	$300,119	$346,610	$257,947
Services	114,419	138,187	136,598

Total revenue	414,538	484,797	394,545
Cost of revenue:
Product	159,186	231,359	302,820
Services(a)	46,977	43,643	47,556

Total cost of revenue	206,163	275,002	350,376

Gross margin	208,375	209,795	44,169
Operating expenses:
Research and development(a)	84,029	85,019	76,471
Selling, general and administrative(a)	173,933	234,960	284,735
Amortization of intangible assets	6,503	8,708	32,366
Stock-based compensation	158	2,644	30,572
Shareholder litigation expense	15,900	—	—
Special charges	17,532	31,978	47,168
Impairment of intangible assets	—	—	104,147

Total operating expenses	298,055	363,309	575,459

Loss from operations	(89,680)	(153,514)	(531,290)
Interest income, net	5,132	8,347	17,672
Other expense, net	(27,354)	(42,625)	(41,209)

Loss from continuing operations before income taxes and cumulative effect of a change in accounting principle	(111,902)	(187,792)	(554,827)
Income tax expense (benefit)	749	(85,247)	60,242

Loss from continuing operations before cumulative effect of a change in accounting principle	(112,651)	(102,545)	(615,069)
Discontinued operations:
Operating loss (net of tax expense of $346)	—	—	(59,124)
Loss on disposal (net of tax expense of $0)	—	(11,700)	(42,782)

Loss from discontinued operations	—	(11,700)	(101,906)
Cumulative effect of a change in accounting principle (net of tax expense of $0)	—	—	12,691

Net loss	(112,651)	(114,245)	(704,284)
Accretive dividend and accretion of discount on preferred shares	(2,192)	(12,963)	(10,347)

Net loss available to common shareholders	$(114,843)	$(127,208)	$(714,631)

Basic and diluted loss per common share:
Loss from continuing operations available to common shareholders	$(0.56)	$(0.57)	$(3.24)
Discontinued operations:
Operating loss	—	—	(0.31)
Loss on disposal	—	(0.06)	(0.22)
Cumulative effect of a change in accounting principle	—	—	0.06

Net loss available to common shareholders	$(0.56)	$(0.63)	$(3.71)

Weighted average number of basic and diluted common shares outstanding	205,009	201,562	192,743

(a) Excludes non-cash, stock-based compensation expense as follows:
Services cost of revenue	$—	$—	$2,292
Research and development	158	2,644	13,356
Selling, general and administrative	—	—	14,924

Total stock-based compensation	$158	$2,644	$30,572

See accompanying notes to consolidated financial statements.

ENTERASYS NETWORKS, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS’ EQUITY

			Stockholders’ Equity
	Redeemable
	Convertible
	Preferred Stock		Common Stock
										Accumulated
					Additional		Unearned	Treasury Stock		Other	Total
		Carrying		Par	Paid-in	Retained	Stock-based			Comprehensive	Stockholders’
	Shares	Value	Shares	Value	Capital	Earnings	Compensation	Shares	Cost	Income (Loss)	Equity

	(In thousands, except number of shares)
Balance at March 3, 2001	135,471	$109,589	190,611,576	$1,906	$990,157	$296,032	$(16,673)	(2,100,000)	$(56,479)	$(624)	$1,214,319
Comprehensive loss:
Net loss	—	—	—	—	—	(704,284)	—	—	—	—	(704,284)
Other comprehensive income (loss):
Unrealized gain on available-for-sale securities (net of tax expense of $1,490)	—	—	—	—	—	—	—	—	—	2,235	2,235
Effect of foreign currency translation	—	—	—	—	—	—	—	—	—	866	866

Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	(701,183)
Riverstone spin-off	—	—	—	—	—	(329,600)	9,022	—	—	—	(320,578)
Exercise of options and warrants for shares of common stock	—	—	10,477,337	105	48,296	—	—	—	—	—	48,401
Acceleration of stock options	—	—	—	—	42,274	—	—	—	—	—	42,274
Proceeds from sale of put options	—	—	—	—	135	—	—	—	—	—	135
Issuance of shares under employee share purchase plan	—	—	778,752	7	7,561	—	—	—	—	—	7,568
Issuance of Riverstone stock at spin-off	—	(18,582)	—	—	18,582	—	—	—	—	—	18,582
Adjustment to Riverstone stock derivative	—	(4,020)	—	—	—	—	—	—	—	—	—
Accretive dividend of Series A and B preferred stock	—	1,443	—	—	—	(1,443)	—	—	—	—	(1,443)
Accretion of Series D and E preferred stock discount(a)	—	7,251	—	—	—	(7,251)	—	—	—	—	(7,251)
Accretive dividend of Series D and E preferred stock(a)	—	1,653	—	—	—	(1,653)	—	—	—	—	(1,653)
Conversion of Series C preferred stock	(45,471)	(31,875)	955,253	9	31,866	—	—	—	—	—	31,875
Conversion of options and warrants on Series C preferred stock	—	(3,670)	—	—	3,670	—	—	—	—	—	3,670
Contingent redemption value of common stock put options	—	—	—	—	(842)	—	—	—	—	—	(842)
Purchase of treasury stock	—	—	—	—	—	—	—	(953,201)	(8,411)	—	(8,411)
Exercise of warrants	—	—	118,626	2	(2)	—	—	—	—	—	—
Amortization of unearned stock-based compensation	—	—	—	—	—	—	4,849	—	—	—	4,849
Effect of minority interests	—	—	—	—	(608)	—	—	—	—	—	(608)

Balance at December 29, 2001	90,000	$61,789	202,941,544	$2,029	$1,141,089	$(748,199)	$(2,802)	(3,053,201)	$(64,890)	$2,477	$329,704

(a)	Series A and Series B redeemable preferred stock were exchanged for Series D and Series E redeemable preferred stock in July 2001 (see Note 18)

See accompanying notes to consolidated financial statements.

ENTERASYS NETWORKS, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK

AND STOCKHOLDERS’ EQUITY — (Continued)

			Stockholders’ Equity
	Redeemable
	Convertible
	Preferred Stock		Common Stock
										Accumulated
					Additional		Unearned	Treasury Stock		Other	Total
		Carrying		Par	Paid-in	Retained	Stock-based			Comprehensive	Stockholders’
	Shares	Value	Shares	Value	Capital	Earnings	Compensation	Shares	Cost	Income	Equity

	(In thousands, except number of shares)
Balance at December 29, 2001	90,000	$61,789	202,941,544	$2,029	$1,141,089	$(748,199)	$(2,802)	(3,053,201)	$(64,890)	$2,477	$329,704
Comprehensive loss:
Net loss	—	—	—	—	—	(114,245)	—	—	—	—	(114,245)
Other comprehensive income (loss):
Unrealized gain on available-for-sale securities (net of tax expense of $0)	—	—	—	—	—	—	—	—	—	930	930
Effect of foreign currency translation	—	—	—	—	—	—	—	—	—	4,106	4,106

Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	(109,209)
Exercise of options and warrants for shares of common stock	—	—	1,333,995	13	3,833	—	—	—	—	—	3,846
Tax adjustment for options exercised	—	—	—	—	30,266	—	—	—	—	—	30,266
Issuance of shares under employee share purchase plan	—	—	665,189	7	813	—	—	—	—	—	820
Adjustment to Riverstone stock derivative	—	20,048	—	—	—	—	—	—	—	—	—
Accretion of Series D and E preferred stock discount	—	9,019	—	—	—	(9,019)	—	—	—	—	(9,019)
Accretive dividend of Series D and E preferred stock	—	3,944	—	—	—	(3,944)	—	—	—	—	(3,944)
Expiration of put options	—	—	—	—	842	—	—	—	—	—	842
Amortization of unearned stock- based compensation	—	—	—	—	—	—	2,644	—	—	—	2,644

Balance at December 28, 2002	90,000	$94,800	204,940,728	$2,049	$1,176,843	$(875,407)	$(158)	(3,053,201)	$(64,890)	$7,513	$245,950

Comprehensive loss:
Net loss	—	—	—	—	—	(112,651)	—	—	—	—	(112,651)
Other comprehensive income (loss):
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	—	—	(1,676)	(1,676)
Effect of foreign currency translation	—	—	—	—	—	—	—	—	—	5,036	5,036

Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	(109,291)
Exercise of options and warrants for shares of common stock	—	—	4,693,445	47	10,940	—	—	—	—	—	10,987
Issuance of shares under employee share purchase plan	—	—	1,170,840	12	1,437	—	—	—	—	—	1,449
Adjustment to Riverstone stock derivative	—	(178)	—	—	—	—	—	—	—	—	—
Accretion of Series D and E preferred stock discount	—	1,536	—	—	—	(1,536)	—	—	—	—	(1,536)
Accretive dividend of Series D and E preferred stock	—	656	—	—	—	(656)	—	—	—	—	(656)
Redemption of Series D and E preferred stock	(90,000)	(96,814)	—	—	—	—	—	—	—	—	—
Treasury stock issued for litigation settlement	—	—	—	—	(34,771)	—	—	1,304,340	34,771	—	—
Litigation settlement	—	—	—	—	33,000	—	—	—	—	—	33,000
Amortization of unearned stock- based compensation	—	—	—	—	—	—	158	—	—	—	158

Balance at January 3, 2004	—	$—	210,805,013	$2,108	$1,187,449	$(990,250)	$—	(1,748,861)	$(30,119)	$10,873	$180,061

See accompanying notes to consolidated financial statements.

ENTERASYS NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended	Ten Months Ended
	January 3, 2004	December 28, 2002	December 29, 2001

	(In thousands)
Cash flows from operating activities:
Net loss	$(112,651)	$(114,245)	$(704,284)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss from discontinued operations	—	11,700	101,906
Depreciation and amortization	31,257	42,833	59,106
(Recoveries) provision for losses on accounts receivable	(7,852)	1,630	12,523
Provision for inventory write-downs	12,246	17,885	72,888
(Recovery) write-down of note receivable	(2,450)	(2,500)	6,125
Deferred income taxes	—	—	82,275
Impairment of intangible assets	—	—	104,147
Loss on disposals and impairment of property, plant and equipment	—	—	4,671
Stock-based compensation	158	2,644	30,572
Net realized gain on sale of securities	(838)	(1,121)	(1,712)
Loss on investment write-downs	27,775	22,119	65,901
Unrealized (gain) loss on Riverstone stock derivative	(178)	20,048	(4,020)
Unrealized loss on foreign currency	5,644	2,937	691
Common stock commitment relating to shareholder litigation	33,000	—	—
Other, net	—	—	(60,107)
Changes in operating assets and liabilities:
Accounts receivable	14,117	24,385	57,494
Inventories	5,145	55,777	(106,067)
Prepaid expenses and other assets	3,208	4,676	35,565
Accounts payable and accrued expenses	(23,130)	(34,422)	3,128
Customer advances and billings in excess of revenues	(75)	(48,717)	56,115
Deferred revenue	(10,343)	(21,394)	(11,066)
Income taxes payable	30,400	7,458	(13,424)

Net cash provided by (used in) operating activities	5,433	(8,307)	(207,573)

Cash flows from investing activities:
Capital expenditures and purchases of intangible assets	(18,589)	(24,608)	(21,115)
Cash paid for investments	(1,750)	(1,677)	(20,538)
Proceeds from sales of investments	1,923	4,107	427
Proceeds from sale of fixed assets	1,250	—	2,000
Purchase of marketable securities	(67,628)	(142,151)	(259,193)
Sales and maturities of marketable securities	159,281	143,685	689,336

Net cash provided by (used in) investing activities	74,487	(20,644)	390,917

Cash flows from financing activities:
Proceeds from common stock issued pursuant to employee stock purchase plans	1,449	820	7,568
Proceeds from sale of common stock put options	—	—	135
Cash flows related to discontinued operations	—	29,509	(169,665)
Proceeds from notes receivable	4,950	15,000	1,875
Issuance of notes receivable	—	—	(13,000)
Repurchase of common stock	—	—	(8,411)
Net payments for redemption of Series D and E preferred stock	(96,814)	—	—
Proceeds from exercise of stock options	10,987	3,846	48,401

Net cash (used in) provided by financing activities	(79,428)	49,175	(133,097)

Effect of exchange rate changes on cash	116	1,169	175

Net increase in cash and cash equivalents	608	21,393	50,422
Cash and cash equivalents at beginning of year	136,193	114,800	64,378

Cash and cash equivalents at end of year	$136,801	$136,193	$114,800

      Supplemental disclosures of cash flow information (see Note 17).

See accompanying notes to consolidated financial statements.

ENTERASYS NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business Operations

      Enterasys Networks, Inc. and its subsidiaries (the “Company”) design, develop, market, and support comprehensive networking solutions architected to address the networking requirements facing global enterprises. The Company believes its solutions offer customers the secure, high-capacity, cost-effective, network connectivity required to facilitate the exchange of information among employees, customers, suppliers, business partners and other network users. The Company is focused on delivering networking solutions that include security features within the network architecture. The Company believes its solutions enable customers to meet their network requirements for continuity, context, control, compliance and consolidation through an architecture and management interface designed for ease of use. The Company’s installed base of customers consists of commercial enterprises; governmental entities; healthcare, financial, educational and non-profit institutions; and various other organizations.

      The Company does not have internal manufacturing capabilities. It outsources substantially all of its manufacturing to two companies, Flextronics International USA, Inc. (“Flextronics”) and Accton Technology Corporation (“Accton”), which procure material on the Company’s behalf and provide comprehensive manufacturing services, including assembly, test and quality control. Flextronics, which accounted for approximately 63% of the Company’s outsourced manufacturing during fiscal year 2003, manufactures the Company’s products primarily in Cork, Ireland as well as Portsmouth, New Hampshire. Accton, which accounted for 21% of the Company’s outsourced manufacturing during fiscal year 2003, manufactures the Company’s products in Taiwan.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

      The consolidated financial statements include the accounts of Enterasys Networks, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year-End Change

      On September 28, 2001, the Company’s Board of Directors amended the by-laws to change the Company’s fiscal year-end from the Saturday closest to the last day in February of each year to the Saturday closest to the last day in December of each year. References to fiscal year 2003 represent the twelve-month period ended January 3, 2004. The twelve-month period ended December 28, 2002, is noted as such or as “fiscal year 2002” and the ten-month transition period ended December 29, 2001 is noted as such or as “transition year 2001”.

Reclassifications

      Certain prior period balances have been reclassified to conform to the current period presentation.

Use of Estimates

      The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include assessing the fair value of acquired assets, the amount and timing of revenue recognition, the collectibility of accounts and notes receivable, the valuation of investments, the use and recoverability of inventory and tangible and intangible assets, the amounts of incentive compensation liabilities, accrued restructuring charges, and litigation liabilities and contingencies, among others. The Company bases its estimates on historical experience, current conditions and various other

ENTERASYS NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assumptions that are believed to be reasonable under the circumstances. The markets for the Company’s products are characterized by rapid technological development, intense competition and frequent new product introductions, any of which could affect the future realizability of the Company’s assets. Estimates and assumptions are reviewed on an ongoing basis and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Actual results could differ from those estimates under different assumptions or conditions.

Revenue Recognition

      The Company’s revenue is comprised of product revenue, which includes revenue from sales of its switches, routers, and other network equipment and software, and services revenue, which includes maintenance, installation, system integration services and the Company’s Smart Source managed network offering. The Company’s revenue recognition policy follows SEC Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” SAB No. 104 “Revenue Recognition”, Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition,” as amended by SOP No. 98-9, “Modification of SOP No. 97-2, Software Recognition, With Respect to Certain Transactions,” and Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) No. 00-21 “Revenue Arrangements with Multiple Deliverables.” The Company generally recognizes product revenue from its end-user and reseller customers at the time of shipment, provided that persuasive evidence of an arrangement exists, the price is fixed or determinable and collectibility of sales proceeds is reasonably assured. When significant obligations remain after products are delivered, such as for system integration or customer acceptance, revenue and related costs are deferred until such obligations are fulfilled. Software and equipment revenue is deferred in instances when vendor specific objective evidence, or VSOE, of fair value of undelivered elements is not determinable. Revenue from service obligations under maintenance contracts is deferred and recognized on a straight-line basis over the contractual period, which is typically twelve months.

      The Company recognizes revenue from stocking distributors when the distributors ship the Company’s products to their customers. The Company records revenue from certain distributors and resellers located in Asia Pacific and Latin America upon cash receipt. During the third quarter of fiscal year 2003, the Company converted one of its larger distributors in Asia Pacific from revenue recognition upon cash receipt to revenue recognition when the distributor ships the Company’s products to their customers. This change is a result of improved distributor practices including consistent timely payment, adherence to standard contract terms, and independent relationships with end-users. This conversion did not have a material impact on the Company’s consolidated results of operations.

      The Company provides for pricing allowances in the period when granted. The Company also provides an allowance for sales returns based on specific return rights granted to a customer.

Cash and Cash Equivalents

      Cash and cash equivalents consist of all highly liquid investments with an original or remaining maturity of 90 days or less. Cash and cash equivalents are carried at cost, which approximates fair value.

Marketable Securities

      Available-for-sale securities are recorded at fair value. Unrealized gains and losses, net of the related tax effect, on available-for-sale securities are reported in accumulated other comprehensive income (loss) until realized. The estimated market values of investments are based on quoted market prices as of the end of the reporting period.

ENTERASYS NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      At January 3, 2004, one customer accounted for approximately 15% of the Company’s net accounts receivable balance. At December 28, 2002, no customers accounted for more than 10% of the Company’s net accounts receivable balance.

      During fiscal year 2003, one distributor accounted for approximately 23% of net revenue; for fiscal year 2002, two distributors accounted for approximately 17% and 12%, respectively, of net revenue; and for transition year 2001, two distributors accounted for approximately 14% and 10%, respectively, of net revenue. No single direct sales customer accounted for more than 10% of the Company’s net revenue in any of the periods presented. Effective March 31, 2003, two of the Company’s distributors merged. Combined revenue from these merged distributors accounted for 27%, 26% and 24% of net revenue for the fiscal year 2003, fiscal year 2002 and transition year 2001, respectively.

      During fiscal year 2003, fiscal year 2002, and transition year 2001, the U.S. federal government and its various agencies accounted for approximately 8%, 11% and 13% of total net revenue, respectively. The Company’s sales to the U.S. federal government are distributed across a wide variety of government agencies; therefore, the Company does not believe its revenue would be materially impacted by fluctuations in federal government spending by any one agency.

Inventories

      Inventories are reported at the lower of cost or market. Costs are determined at standard, which approximates actual cost on a first-in, first-out (“FIFO”) method. The Company records a provision for excess and obsolete raw materials and finished goods inventory using a reserve methodology based primarily on forecasts of future demand. Finished goods inventory includes customer evaluation units as well as products shipped to stocking distributors where revenue is not recognized until the products are

ENTERASYS NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shipped to their customers. Service spares represent inventory used by the Company as replacement parts for customers covered by service contracts. The Company records a provision for excess service spares inventory based on estimated usage. Service spares are periodically adjusted to net realizable value.

Property, Plant and Equipment

      Property, plant and equipment are reported at cost. Depreciation is provided on a straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the lives of the related assets or the term of the lease. Repairs and maintenance costs are expensed as incurred.

Goodwill

      Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for as purchases. Existing and future acquired goodwill is subject to an impairment test on an annual basis using a fair-value-based approach or when an event or circumstances indicate that it is more likely than not that an impairment loss has occurred. The Company has designated the end of the third quarter of the fiscal year as the date of the annual impairment test for goodwill.

      There were no impairments of recorded goodwill for the years ended January 3, 2004 and December 28, 2002. The Company recorded a charge of $104.1 million in the fourth quarter of transition year 2001 relating to the impairment of goodwill recorded in connection with the acquisition of Indus River Networks. This impairment was primarily due to the complex, proprietary nature of the Indus River VPN technology, which had to be substantially redesigned in order to conform with emerging industry standards; the introduction of new, low cost VPN products and technologies by a leading provider of network security products who captured a market leadership position in 2001; and abandonment of the Company’s development efforts in conjunction with a significant reduction in the acquired workforce in the fourth quarter of transition year 2001. These factors led to significantly lower projections for future sales of products using the Indus River VPN technology.

Impairment of Intangible Assets and Long-Lived Assets

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

      Long-lived assets to be disposed of by sale are to be measured at the lower of carrying amount or fair value less cost to sell.

Cumulative Effect of a Change in Accounting Principle

      The Company accounts for derivatives in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by FASB Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” and recognizes derivatives on the balance sheet at fair value. The accounting for changes in the fair value

ENTERASYS NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of a derivative depends on the intended use of the derivative and the resulting designation. The Company had no foreign exchange or option contracts outstanding at January 3, 2004 and December 28, 2002.

      Upon adoption of SFAS No. 133 in the first quarter of transition year 2001, the Company recorded a transition adjustment, which resulted in an after-tax increase in net income of $12.7 million related to the Company’s written call options on Efficient Networks, Inc. (“Efficient”) common stock held as of March 4, 2001. The call options expired, in accordance with their terms during the quarter ended June 2, 2001, as part of the acquisition of Efficient by Siemens A.G. This transition adjustment is reflected in the Company’s results of operations for transition year 2001 as the cumulative effect of a change in accounting principle.

Comprehensive Income

      The Company presents comprehensive income (loss) in its consolidated statement of redeemable convertible preferred stock and stockholders’ equity. Accumulated other comprehensive income, net of tax, as of January 3, 2004 consisted of unrealized gains on available-for-sale securities of $0.9 million and foreign currency translation adjustments of $10.0 million. Accumulated other comprehensive income, net of tax, as of December 28, 2002 consisted of unrealized gains on available-for-sale securities of $2.5 million and foreign currency translation adjustments of $5.0 million.

Investments

      Investments in which the Company’s interest is less than 20% and which are not classified as available-for-sale securities are carried at the lower of cost or net realizable value unless it is determined that the Company exercises significant influence over the investee company, in which case the equity method of accounting is used. For those investments in affiliates in which the Company’s voting interest is between 20% and 50%, the equity method of accounting is generally used. Under this method, the investment balance, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the affiliates as they occur, limited to the extent of the Company’s investment in, advances to and commitments for the investee. The Company had no investments accounted for under the equity method during fiscal year 2003, or fiscal year 2002. Prior to fiscal year 2002, the Company accounted for certain investments in technology focused venture capital funds under the equity method of accounting.

      The Company maintains certain minority investments in debt and equity securities of companies that were acquired for cash and in non-monetary transactions whereby the Company exchanged inventory or product credits for preferred or common stock or convertible notes. The Company records cash investments at cost and non-monetary transactions generally at the fair value of the instrument received using the most objectively determinable basis from among a variety of methods and data sources. Methods and data sources used to value non-monetary transactions include quoted market prices for publicly traded securities, cash financing rounds with outside investors completed near the date of the Company’s investment, and third party valuations or appraisals. These investments are accounted for under the cost method and are included in investments on the Company’s balance sheet. The carrying value of investments approximates fair value.

      The Company reviews investments for potential impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Many factors are considered in assessing potential impairments. Such events or factors include declines in the investees’ stock price in new rounds of financing, market capitalization relative to book value, deteriorating financial condition or results of operations and bankruptcy or insolvency. From time to time the Company may engage third party experts to estimate the recoverable value of investments management may consider selling. Appropriate

ENTERASYS NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reductions in carrying value are recognized in other expense, net in the consolidated statements of operations.

Research and Development Costs and Software Costs

      Expenditures related to the development of new products, including significant improvements and refinements to existing products and the development of software, are expensed as incurred, unless they are required to be capitalized. Software development costs are required to be capitalized beginning when the technological feasibility of a product has been established and ending when a product is available for general release to customers. The Company’s current process for developing software is essentially completed concurrent with the establishment of technological feasibility; accordingly, no costs have been capitalized to date.

Stock-Based Compensation Plans

      At January 3, 2004, the Company had four stock-based employee compensation plans, which are described more fully in Note 19. The Company accounts for those plans using the intrinsic method under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Disclosure,” to stock-based employee compensation:

	Year Ended	Year Ended	Ten Months Ended
	January 3, 2004	December 28, 2002	December 29, 2001

	(In thousands, except per share amounts)
Net loss available to common shareholders, as reported	$(114,843)	$(127,208)	$(714,631)
Add: Total stock-based employee compensation expense determined under fair-value-based method for the employee stock option awards and the employee stock purchase plans, net of related tax benefits	(21,573)	(25,704)	(32,137)

Pro forma net loss available to common shareholders	$(136,416)	$(152,912)	$(746,768)

Basic and diluted loss per share:
As reported	$(0.56)	$(0.63)	$(3.71)
Pro forma	$(0.67)	$(0.76)	$(3.87)

ENTERASYS NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The fair value of each Company option grant was estimated on the date of grant using the Black-Scholes option pricing model, with the following weighted-average assumptions used for grants in fiscal year 2003, fiscal year 2002 and transition year 2001:

	January 3, 2004	December 28, 2002	December 29, 2001

Employee stock options:
Risk-free interest rate	2.52 - 3.25%	2.79%	3.86%
Expected option life	5.37 - 6.14 years	5.4 years	2.7 years
Expected volatility	110.16 - 113.02%	113.28%	92.11%
Expected dividend yield	0.0%	0.0%	0.0%
Employee stock purchase plan shares:
Risk-free interest rate	0.95 - 1.02%	1.23%	1.83%
Expected option life	6 months	11 months	6 months
Expected volatility	70.64 - 112.23%	98.11%	92.11%
Expected dividend yield	0.0%	0.0%	0.0%

      The weighted average estimated fair values of stock options granted during fiscal year 2003, fiscal year 2002, and transition year 2001 were $3.09, $0.97, and $8.68 per share, respectively. The weighted average estimated fair values of employee stock purchase plan shares during fiscal year 2003, fiscal year 2002, and transition year 2001 were $0.88, $1.05, and $7.32, per share, respectively.

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

      Equity instruments issued to non-employees are accounted for in accordance with the provisions of SFAS No. 123 and EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services.”

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

     Net Loss Per Share

      The Company computes basic earnings per common share by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period. The dilutive effect of common stock equivalents is included in the calculation of diluted earnings per share only when the effect of their inclusion would be dilutive.

ENTERASYS NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Where the U.S. dollar is the functional currency, non-monetary assets are translated at historical exchange rates, and all other assets and liabilities are translated at exchange rates in effect at the end of the period. Depreciation is translated at historical exchange rates, and all other income and expense items are translated at the average exchange rate for the period. Gains and losses that result from translation are included in other expense, net, in the consolidated statement of operations.

     Restructuring Reserves

      The Company has periodically recorded restructuring charges in connection with its plans to reduce the cost structure of its business. These restructuring charges, which reflect management’s commitment to a termination or exit plan that will be completed within twelve months, require management’s judgment and may include severance benefits and costs for future lease commitments on excess facilities, net of estimated future sublease income. In determining the amount of the facility exit costs, the Company is required to estimate such factors as future vacancy rates, the time required to sublet properties and sublease rates. These estimates are reviewed and potentially revised on a quarterly basis based on known real estate market conditions and the credit worthiness of subtenants, resulting in revisions to established facility reserves. If the actual cost incurred exceeds the estimated cost, an additional charge to earnings will result. If the actual cost is less than the estimated cost, a reduction to restructuring charges will be recognized.

     New Accounting Pronouncements

      In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires companies to recognize costs associated with exit or disposal activities when a liability is incurred rather than at the date of a commitment to an exit or disposal plan. This statement is effective for exit or disposal activities initiated after December 31, 2002. The Company recorded restructuring charges of $17.5 million in fiscal year 2003 in accordance with the new requirements.

      In November 2002, the FASB issued EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables,” which provides guidance on how to account for revenue arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of this pronouncement were effective for revenue arrangements entered into beginning in the Company’s third quarter of fiscal year 2003. The adoption of EITF No. 00-21 did not have a material effect on the Company’s consolidated financial statements.

      In January 2003, FASB interpretation No. 46, “Consolidation of Variable Interest Entities,” or VIE’s, was issued and in December 2003, a revision of FIN No. 46 was issued. FIN No. 46 requires identification of the Company’s participation in VIE’s, which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand-alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIE’s, FIN No. 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to a VIE, if any, bears a majority of the risk of the VIE’s expected losses, or stands to gain from a majority of the VIE’s expected returns. FIN No. 46 also sets forth certain disclosures regarding

ENTERASYS NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interests in VIE’s that are deemed significant, even if consolidation is not required. This interpretation is effective for all VIE’s created after January 31, 2003. The Company is not the primary beneficiary of any minority investment that would be considered a variable interest entity and, as such, the adoption of FIN No. 46 did not have an effect on the consolidated financial statements.

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” This statement was effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003 and is to be applied prospectively. The Company has no derivatives imbedded in other contracts and no hedging relationships at this time and, as such, the adoption of SFAS No. 149 did not have an effect on the consolidated financial statements.

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

      In May 2003, the consensus on EITF Issue No. 01-08, “Determining Whether an Arrangement Contains a Lease,” was issued. The guidance in the consensus applies to the purchase or sale of goods and services under various types of contracts, including outsourcing arrangements. Based on the criteria in the consensus, both parties to an arrangement are required to determine whether the arrangement includes a lease within the scope of SFAS No. 13, “Accounting for Leases.” The new requirement applies prospectively to new or modified arrangements for reporting periods beginning after May 28, 2003. The Company did not enter into or modify any arrangements covered by EITF 01-08 during fiscal year 2003 and, as such, the adoption of EITF No. 01-08 did not have an effect on the Company’s consolidated financial statements.

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

      In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 (“SAB No. 104”), “Revenue Recognition” which revises or rescinds portions of the interpretative guidance included in Topic 13 of the codification of staff accounting bulletins in order to provide consistent guidance with respect to selected revenue recognition issues. The adoption of SAB No. 104 did not have a material effect on the Company’s consolidated financial statements.

ENTERASYS NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Marketable Securities

      Marketable securities are summarized as follows at January 3, 2004 and December 28, 2002:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

	(In thousands)
January 3, 2004
U.S. government and agency obligations	$81,561	$444	$(14)	$81,991
U.S. corporate obligations	20,597	153	(4)	20,746
Asset-backed securities	1,009	10	—	1,019
State, municipal and county government notes and bonds	9,826	143	—	9,969
Repurchase agreements	12,425	—	—	12,425
Corporate equity securities	318	132	—	450

Total marketable securities	$125,736	$882	$(18)	$126,600

Amounts included in cash and cash equivalents	$49,423	$—	$—	$49,423
Amounts included in short-term marketable securities	29,471	380	—	29,851
Amounts included in long-term marketable securities	35,373	447	(17)	35,803
Amounts included in restricted cash, cash equivalents and marketable securities	11,469	55	(1)	11,523

Total marketable securities	$125,736	$882	$(18)	$126,600

December 28, 2002
U.S. government and agency obligations	$131,192	$1,945	$(3)	$133,134
U.S. corporate obligations	25,029	465	—	25,494
Asset-backed securities	14,047	57	—	14,104
State, municipal and county government notes and bonds	18,914	441	—	19,355
Corporate equity securities	403	—	(365)	38

Total marketable securities	$189,585	$2,908	$(368)	$192,125

Amounts included in cash and cash equivalents	$22,810	$47	$—	$22,857
Amounts included in short-term marketable securities	81,740	1,113	—	82,853
Amounts included in long-term marketable securities	68,574	1,560	(368)	69,766
Amounts included in restricted cash, cash equivalents and marketable securities	16,461	188	—	16,649

Total marketable securities	$189,585	$2,908	$(368)	$192,125

ENTERASYS NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The contractual maturities of debt securities at January 3, 2004 were as follows. Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations.

	Amortized	Fair
	Cost	Value

	(In thousands)
Less than one year	$78,893	$79,274
Due in 1-2 years	38,516	38,997
Due in 2-3 years	8,327	8,329

Total	$125,736	$126,600

      The fair value of marketable securities categorized by purpose of investment was as follows:

	Current	Long-Term	Total

	(In thousands)
January 3, 2004
Available-for-sale	$79,274	$47,326	$126,600

December 28, 2002
Available-for-sale	$105,710	$86,415	$192,125

      The temporary loss on investments recorded at January 3, 2004 categorized by type of investment is as follows:

	Maturity of		Maturity of
	Less than		Twelve Months
	Twelve Months		or Longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Value	Value	Value

	(In thousands)
U.S. government and agency obligations	$13,487	$(14)	$—	$—	$13,487	$(14)
U.S. corporate obligations	1,190	(4)	—	—	1,190	(4)

Total temporary impaired securities	$14,677	$(18)	$—	$—	$14,677	$(18)

4.	Restricted Cash, Cash Equivalents and Marketable Securities

      At January 3, 2004, the Company had restricted cash, cash equivalents and marketable securities of $18.7 million, which included $11.5 million of marketable securities. At December 28, 2002, the Company had restricted cash of $24.5 million, which included marketable securities of $16.6 million. Pledged assets at January 3, 2004, included $0.3 million to secure letters of credit for equipment leases associated with sales by discontinued operations. The underlying obligations decrease over time and terminate in 2004. In addition, the Company had $4.8 million pledged to secure a real estate lease associated with the sale of a discontinued operation. The underlying obligation decreases $1.0 million each year beginning in 2009 and terminates in 2012. See Note 20 for further discussion of the underlying obligation. The remaining balance of restricted cash,cash equivalents and marketable securities is primarily collateral for operations-related performance obligations that are required by various parties, since the Company does not have an existing credit facility.

ENTERASYS NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Accounts Receivable

      Accounts receivable were as follows:

	January 3,	December 28,
	2004	2002

	(In thousands)
Gross accounts receivable	$40,938	$60,933
Allowance for doubtful accounts	(3,397)	(19,250)

Accounts receivable, net	$37,541	$41,683

      Beginning in September 2001, the Company defers revenue on product shipments to certain stocking distributors until those distributors have sold the product to their customer. At January 3, 2004 and December 28, 2002, $19.1 million and $21.4 million, respectively, of product shipments had been billed and revenue has not been recognized, of which $6.2 million and $3.8 million, respectively, was paid and is included in customer advances and billings in excess of revenues. The balance of $12.9 million and $17.6 million, respectively, was unpaid and is recorded as an offset to accounts receivable.

6.	Notes Receivable

      Notes receivable consisted of the following:

	January 3,	December 28,
	2004	2002

	(In thousands)
Note receivable	$30,000	$30,000
Credit agreement	1,175	6,125
Less: valuation allowance	(31,175)	(33,625)

Notes receivable, net	$—	$2,500

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

Note Receivable and Credit Agreement

      A note receivable and credit agreement were entered into in connection with the sale of the Company’s DNPG division during fiscal year 2001. Commencing on May 31, 2002 through February 28, 2006, principal amounts of the note receivable are due in quarterly installments of approximately $1.9 million. The buyer has the ability under certain circumstances to defer principal payments when due, potentially extending the final maturity of the note to February 28, 2010. All scheduled payments to date have been deferred. Interest accrues and is due quarterly at a rate of 4.0% per annum. At January 3, 2004 and December 28, 2002, the Company had a valuation allowance for the total amount of the note receivable of $30.0 million due to significant uncertainty regarding the likelihood that the Company will receive payments under the note.

      In addition, as part of the sale the Company entered into a credit agreement for up to $10.0 million with the buyer. Interest under the credit agreement accrues at a rate of 6.5% per annum. The Company recorded a valuation allowance of $6.1 million in transition year 2001 on the balance of the credit

ENTERASYS NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreement due to significant uncertainty regarding the likelihood that the Company would receive the balance remaining. The Company has subsequently received principal payments of $5.0 million in fiscal year 2003, of which $2.5 million was recorded as a recovery in fiscal year 2002 due to a subsequent receipt of a principal payment on December 31, 2002. The remaining principal payments of $1.2 million on the credit agreement are outstanding at January 3, 2004.

      Given the significant uncertainty regarding collection of these notes receivable, no interest income has been accrued. Instead, the Company records interest income on these obligations when the Company is paid.

7.	Inventories, Net

      Inventories, net, consisted of the following:

	January 3,	December 28,
	2004	2002

	(In thousands)
Raw materials	$4,170	$2,454
Service spares	2,184	7,522
Finished goods	22,695	34,576

Inventories, net	$29,049	$44,552

8.	Property, Plant and Equipment, Net

      Property, plant and equipment, net, consisted of the following:

	January 3,	December 28,	Estimated
	2004	2002	Useful Life

	(In thousands)
Land and improvements	$1,045	$1,045	15 years
Buildings and improvements	14,396	15,752	15-40 years
Equipment	119,620	143,206	1.5-7 years
Furniture and fixtures	6,018	6,400	5 years
Software	24,939	14,066	3 years
Leasehold improvements	7,879	7,781	5 years

Total property, plant and equipment	173,897	188,250
Less accumulated depreciation and amortization	(136,016)	(140,843)

Total property, plant and equipment, net	$37,881	$47,407

      For fiscal year 2003, fiscal year 2002 and transition year 2001 depreciation and amortization expense was $24.8 million, $34.1 million, and $26.7 million, respectively. Buildings and improvements at December 28, 2002 included $1.3 million associated with a building held for sale. In March 2003, the Company completed the sale of the building to a third party for $1.3 million.

ENTERASYS NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Goodwill and Other Intangible Assets

      A reconciliation of net loss and loss per share adjusted for the discontinuation of the amortization of goodwill, net of the related income tax effect, was as follows:

	Year Ended	Year Ended	Ten Months Ended
	January 3, 2004	December 28, 2002	December 29, 2001

	(In thousands, except per share amounts)
Net loss available to common shareholders	$(114,843)	$(127,208)	$(714,631)
Add back: Goodwill amortization expense	—	—	24,826

Adjusted net loss available to common shareholders	$(114,843)	$(127,208)	$(689,805)

Basic and diluted loss per share:
Net loss available to common shareholders	$(0.56)	$(0.63)	$(3.71)
Add back: Goodwill amortization expense	—	—	0.13

Adjusted net loss available to common shareholders	$(0.56)	$(0.63)	$(3.58)

      Identifiable intangible assets at January 3, 2004 consisted of the following:

	Gross		Net Carrying
	Carrying	Accumulated	Value of	Estimated
	Amount	Amortization	Intangible Assets	Useful Life

	(In thousands)
Customer relations	$28,600	$22,246	$6,354	8 years
Patents and technology	34,300	23,301	10,999	3-10 years

Total identifiable intangible assets	$62,900	$45,547	$17,353

      The Company acquired certain fixed assets and intellectual property from Tenor Networks in fiscal year 2003. The Company allocated the purchase price between the fixed assets and intellectual property acquired. The amount allocated to the patents and technology intangibles was $2.1 million, and this amount will be amortized over the estimated useful life of the intangibles, or three years.

      Identifiable intangible assets at December 28, 2002 consisted of the following:

	Gross		Net Carrying
	Carrying	Accumulated	Value of	Estimated
	Amount	Amortization	Intangible Assets	Useful Life

	(In thousands)
Customer relations	$28,600	$19,226	$9,374	8 years
Patents and technology	32,200	19,810	12,390	3-10 years

Total identifiable intangible assets	$60,800	$39,036	$21,764

      All of the Company’s identifiable intangible assets are subject to amortization. Total amortization was $6.5 million for fiscal year 2003, $8.7 million for fiscal year 2002 and $7.5 million for transition year 2001. Based on intangible assets recorded at January 3, 2004, the estimated amortization expense is $6.4 million for fiscal years 2004 and 2005; $3.2 million for fiscal year 2006; $0.5 million for fiscal year 2007; $0.3 million for fiscal year 2008 and $0.6 million thereafter.

ENTERASYS NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Other Accrued Expenses

      Other accrued expenses consisted of the following:

	January 3, 2004	December 28, 2002

	(In thousands)
Accrued audit expense	$2,285	$4,729
Accrued marketing and selling costs	7,180	11,663
Accrued liability on lease guarantees	48	4,324
Accrued sales tax and VAT expense	4,462	1,792
Accrued utilities	822	277
Other	9,317	9,484

Total other accrued expenses	$24,114	$32,269

11.	Income Taxes

      Loss from continuing operations before income taxes was summarized as follows:

	Year Ended	Year Ended	Ten Months Ended
	January 3, 2004	December 28, 2002	December 29, 2001

	(In thousands)
Total U.S. domestic loss	$(52,839)	$(152,686)	$(508,217)
Total foreign loss	(59,063)	(35,106)	(46,610)

Total loss before income taxes	$(111,902)	$(187,792)	$(554,827)

      The provision (benefit) for income taxes consisted of the following items:

	Year Ended	Year Ended	Ten Months Ended
	January 3, 2004	December 28, 2002	December 29, 2001

	(In thousands)
Current:
Federal	$(4,487)	$(90,127)	$(30,251)
State	625	650	4,935
Foreign	4,611	4,230	3,283

Total current	749	(85,247)	(22,033)

Deferred:
Federal	—	(237)	82,227
State	—	—	—
Foreign	—	237	48

Total deferred	—	—	82,275

Total income tax expense (benefit)	$749	$(85,247)	$60,242

ENTERASYS NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The differences between the U.S. statutory federal tax rate and the Company’s effective tax expense (benefit) rate for continuing operations were as follows:

	Year Ended	Year Ended	Ten Months Ended
	January 3, 2004	December 28, 2002	December 29, 2001

Statutory federal income tax (benefit) rate	(35.0)%	(35.0)%	(35.0)%
State income tax, net of federal tax benefit	0.4	0.2	0.6
Research and experimentation credit	(3.3)	(1.7)	(0.5)
Rate differential on foreign operations	4.7	6.8	2.8
Nondeductible goodwill and intangibles	—	—	8.9
Unbenefited losses/change in valuation allowance	34.7	(31.0)	39.6
Change in estimate for tax contingencies	(0.9)	10.9	(5.5)
Other	0.1	4.4	—

Effective tax expense (benefit) rate	0.7%	(45.4)%	10.9%

      The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities were as follows:

	January 3, 2004	December 28, 2002

	(In thousands)
Deferred tax assets:
Accounts receivable	$1,572	$3,432
Inventories	12,451	9,724
Deferred revenue	1,849	11,696
Property, plant and equipment	4,331	6,906
Other reserves and accruals	38,709	28,942
Acquired research and development	148,796	167,116
Domestic net operating loss carryforwards	141,360	93,141
Foreign net operating loss carryforwards	39,687	37,522

Gross deferred tax assets	388,755	358,479
Valuation allowance	(388,755)	(358,479)

Total deferred tax assets	$—	$—

      On March 9, 2002, the President of the United States signed into law the Job Creation and Worker Assistance Act of 2002, which extended the net operating loss carryback period from two to five years for losses generated in tax years ending in 2001 and 2002. As a result, the Company was able to utilize the benefit of $110.7 million, $201.8 million and $116.8 million in net operating losses from fiscal year 2002, transition year 2001 and fiscal year 2001, respectively. During fiscal years 2003 and 2002, the Company received domestic net refunds of $31.9 million and $102.2 million, respectively, which consisted of a tax benefit of $31.9 million and $71.9 million for the net operating losses and $30.3 million attributable to the exercise of employee stock options which was recorded as an increase to additional paid-in capital during fiscal year 2002.

      At January 3, 2004, the Company had domestic net operating loss (“NOL”) carryforwards for tax purposes of $296.2 million expiring in fiscal years 2005 through 2023. Approximately $53.3 million of this NOL is attributable to the pre-acquisition periods of acquired subsidiaries. The utilization of these

ENTERASYS NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquired NOLs is limited pursuant to Internal Revenue Code (“IRC”) Section 382 as a result of these prior ownership changes. In addition, the Company has $30.1 million of U.S. income tax credit carryforwards as of January 3, 2004, which expire in fiscal years 2019 through 2023. The future utilization of the losses during fiscal years 2003 and 2002, respectively, and credits may be limited in the event of an ownership change under IRC Section 382.

      The Company has recorded a valuation allowance against its remaining foreign, federal and state deferred tax assets at January 3, 2004 and December 28, 2002 since management believes that, after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to historical evidence, it is more likely than not that these assets will not be realized. In addition, the calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions. The Company recognizes the potential liabilities for anticipated tax audit issues in the U.S and other tax jurisdictions based on its estimate of whether, and the extent to which, additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary. If the Company’s estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result.

      During fiscal years 2003 and 2002, the Company received a refund of $3.6 million and made a payment of $12.2 million, respectively, related to settlements of federal income tax audits covering tax years through fiscal year 1998. Management believes that adequate provision has been made for any adjustments that may result from future tax examinations.

      The net change in the total valuation allowance for fiscal years 2003 and 2002 was an increase of $30.3 million and a decrease of $93.6 million, respectively. The decrease in fiscal year 2002 related primarily to the ability to carry back the net operating losses as a result of the 2002 tax legislation. Subsequently recognized tax benefits relating to valuation allowances for deferred tax assets (if any) will be allocated as follows: $20.0 million to additional paid-in capital which is attributable to the exercise of employee stock options, $5.2 million to goodwill, and $363.6 million to the consolidated statement of operations.

      The Company has permanently reinvested earnings of its foreign subsidiaries and therefore, has not provided for U.S. income taxes that could result from the remittance of such earnings. The unremitted earnings at January 3, 2004, and December 28, 2002 amounted to approximately $155.6 million and $207.4 million, respectively. Furthermore, any taxes paid to foreign governments on those earnings may be used, in whole or in part, as credits against U.S. tax on any dividends distributed from such earnings. It is not practicable to estimate the amount of unrecognized deferred U.S. taxes on these undistributed earnings.

ENTERASYS NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Special Charges

      The components of special charges were as follows:

	Year Ended	Year Ended	Ten Months Ended
	January 3, 2004	December 28, 2002	December 29, 2001

	(In thousands)
Transformation charges	$—	$—	$24,461
Restructuring charges:
Fixed assets	—	129	2,170
Severance benefits	14,704	25,974	17,874
Facility exit costs	2,828	6,079	2,663
Reversal of prior year charge	—	(204)	—

Total restructuring charges	17,532	31,978	22,707

Total special charges	$17,532	$31,978	$47,168

      In the last several years, the Company has implemented a number of cost reduction initiatives designed to improve gross margins and reduce fixed operating costs. Since the beginning of fiscal year 2002, the Company has closed or reduced the size of eleven facilities. The workforce reductions during fiscal year 2003 were the result of an evaluation of the Company’s workforce and the skill levels necessary to satisfy expected future requirements of the business. The Company recorded restructuring charges of $17.5 million in fiscal year 2003, which included $14.7 million in employee severance related costs for approximately 405 individuals, plus $2.8 million in facility exit costs primarily as a result of consolidation of a North American distribution center into an owned facility with excess space. The fiscal year 2003 reductions in the global workforce involved most functions within the Company.

      During the fourth quarter of fiscal year 2002, the Company recorded a restructuring charge of $1.2 million primarily for facilities exit costs related to the closure of two facilities. During the third quarter of fiscal year 2002, the Company recorded a restructuring charge of $10.7 million which consisted of exit costs of $5.1 million related to the closure or reduction in size of seven facilities and employee severance costs of $5.6 million. The employee severance costs were associated with the reduction of approximately 130 individuals or 8% of the Company’s global workforce at the time. During the second quarter of fiscal year 2002, the Company recorded a restructuring charge of $20.2 million. These restructuring costs consisted of employee severance costs associated with the reduction of approximately 600 individuals or 26% of the Company’s global workforce at the time. The reduction in the global workforce involved most functions within the Company.

      In transition year 2001, the Company recorded special charges of $24.5 million related to the transformation of Cabletron’s business. The transformation-related charges include investment banking, legal and accounting fees related to the establishment of four Operating Subsidiaries as stand-alone entities and the Riverstone spin-off. Also, during the fourth quarter of transition year 2001, the Company recorded a restructuring charge of $12.4 million for employee severance costs associated with the reduction of approximately 400 individuals from the Company’s global workforce. The reduction in the global workforce involved principally sales, engineering and administrative personnel and also included targeted reductions impacting most functions within the Company. In addition, during the second quarter of transition year 2001, the Company recorded restructuring charges of $10.3 million to reduce the expense structure of the Company. These charges reflected a write-down of $2.2 million for a vacant office building in Rochester, New Hampshire, to its estimated fair value, exit costs of $2.6 million associated with the planned closure of eight sales offices worldwide and executive severance costs of $5.5 million.

ENTERASYS NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The activity for accrued restructuring costs for the three years ended January 3, 2004 was as follows:

	Accrued Restructuring Charges

	Severance	Facility Exit
	Benefits	Costs	Total

	(In thousands)
Balance, March 3, 2001	$940	$139	$1,079
Second quarter charges	5,471	2,663	8,134
Fourth quarter charges	12,403	—	12,403
Cash payments	(14,862)	(572)	(15,434)

Balance, December 29, 2001	3,952	2,230	6,182
Reclassification	(572)	572	—
Second quarter charges	20,239	—	20,239
Third quarter charges	5,646	5,089	10,735
Fourth quarter charges	89	1,120	1,209
Cash payments	(27,534)	(2,945)	(30,479)
Reversal of prior year charge	(204)	—	(204)

Balance, December 28, 2002	1,616	6,066	7,682
Second quarter charges	7,431	772	8,203
Third quarter charges	6,282	2,056	8,338
Fourth quarter charges	990	—	990
Cash payments	(12,477)	(2,211)	(14,688)

Balance, January 3, 2004	$3,842	$6,683	$10,525

      The remaining accrued severance costs of $3.8 million as of January 3, 2004 will be paid out during fiscal year 2004; and the remaining accrued exit costs of $6.7 million, which consisted of long-term lease commitments, will be paid out as follows: $2.6 million in fiscal year 2004, $1.0 million in fiscal year 2005, $0.8 million in fiscal year 2006, $0.7 million in fiscal year 2007, and $1.6 million thereafter.

ENTERASYS NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.     Other Expense, Net

      The components of other expense, net, were as follows:

			Ten Months
	Year Ended	Year Ended	Ended
	January 3, 2004	December 28, 2002	December 29, 2001

	(In thousands)
Loss on investment write-downs	$(27,775)	$(22,119)	$(65,901)
Loss on exchange of products for investments	—	—	(17,086)
Recognition of deferred gain on Efficient investment	—	—	46,778
Other than temporary decline in available-for-sale securities	—	—	(1,712)
Unrealized gain (loss) on Riverstone stock derivative	178	(20,048)	4,020
Net realized gain on sale of marketable securities	838	1,121	4,062
Recovery (write-down) of note receivable	2,450	2,500	(6,125)
Foreign currency loss	(4,119)	(2,711)	(4,850)
Other, net	1,074	(1,368)	(395)

Total other expense, net	$(27,354)	$(42,625)	$(41,209)

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

      A portion of the Company’s Series D and E convertible preferred stock redemption liability was offset by the value of 1.3 million shares of Riverstone stock received by the holders of the Series D and E redeemable convertible preferred stock in connection with the Company’s spin-off of its Riverstone subsidiary in August 2001 (see Note 18). This offset created a derivative instrument as the Company’s liability was related to the Riverstone stock price. The value of the Riverstone shares increased by $0.2 million during the fiscal year 2003, decreased by $20.0 million in fiscal year 2002 and increased by $4.0 million in transition year 2001. The changes in the redemption liability were recorded in other expense, net. The Company redeemed all of the Series D and E convertible preferred stock in the first quarter of fiscal year 2003.

      During transition year 2001 the Company entered into a number of transactions in which it made an investment in a customer in exchange for cash and/or products and services. In certain of these transactions, the Company recorded the difference between the cost of the consideration given and the fair value of the investment received as other expense. These transactions resulted in losses of $17.1 million for transition year 2001.

      In December 1999, the Company sold its Flow Point, Inc. subsidiary to Efficient. On the transaction date, the Company held a portion of the outstanding common stock of Efficient on an as-converted basis.

ENTERASYS NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accordingly, the Company deferred $235.9 million of its pre-tax gain, since through its ownership percentage of Efficient, it effectively still had an ownership interest in Flow Point. As the Company sold the Efficient shares, this deferred gain was recognized into income in proportion to the Company’s reduction in its percentage ownership of Efficient. During the ten months ended December 29, 2001, the Company sold its remaining shares of Efficient for net proceeds of approximately $242.7 million and recognized approximately $46.8 million of deferred gain to other income.

14.	Net Loss Per Share

      The reconciliation of the numerator for basic and diluted loss per common share computations for the Company’s reported net loss was as follows:

	Year Ended	Year Ended	Ten Months Ended
	January 3, 2004	December 28, 2002	December 29, 2001

	(In thousands)
Loss from continuing operations	$(112,651)	$(102,545)	$(615,069)
Effect of preferred shares	(2,192)	(12,963)	(10,347)

Loss from continuing operations available to common shareholders	(114,843)	(115,508)	(625,416)
Discontinued operations:
Operating loss	—	—	(59,124)
Loss on disposal	—	(11,700)	(42,782)
Cumulative effect of a change in accounting principle	—	—	12,691

Net loss available to common shareholders	$(114,843)	$(127,208)	$(714,631)

      In fiscal year 2003, fiscal year 2002, and transition year 2001, options to purchase 27.4 million, 29.8 million, and 36.4 million, respectively, shares of the Company’s common stock were outstanding but excluded from the calculation of diluted loss per common share since the effect would have been anti-dilutive. Additionally, in fiscal year 2003, fiscal year 2002 and transition year 2001, warrants to purchase 7.4 million of shares of the Company’s common stock were outstanding but excluded from the calculation of diluted loss per common share.

      During the fourth quarter of fiscal 2003, the Company agreed to distribute shares of its common stock with a value of $33.0 million to settle outstanding shareholder litigation. During the fourth quarter of fiscal year 2003, the Company distributed 1,304,340 shares of common stock and expects to distribute the remaining 7,423,511 shares of its stock during fiscal year 2004. See Note 20 for further discussion of this transaction. In accordance with SFAS No. 128, “Earnings Per Share,” the Company considers these shares to have no contingencies and accordingly included these shares of common stock in its calculation of weighted common stock outstanding at January 3, 2004.

15.	Discontinued Operations

      On July 17, 2001, the Company’s Board of Directors declared a special dividend of its shares of a wholly owned subsidiary, Riverstone Networks Inc. (“Riverstone”), common stock to the Company’s shareholders of record on July 27, 2001, payable on August 6, 2001; and on August 6, 2001, the Company distributed its shares of Riverstone common stock to its shareholders. The distribution ratio was 0.5131 shares of Riverstone common stock for each outstanding share of its common stock. The Company did not recognize any gain or loss as a result of this transaction. As a result of the distribution of the

ENTERASYS NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s Riverstone shares, the Company recorded a non-cash charge to retained earnings of approximately $329.6 million, which reflected the distribution of the net assets and liabilities of Riverstone to its shareholders.

      The Company finalized the sale of a portion of a wholly owned subsidiary, GlobalNetwork Technology Service, Inc. (“GNTS”), to a third party during September 2001. The remainder of GNTS was either absorbed into the Company or its Aprisma subsidiary or discontinued. During transition year 2001, the Company recognized a loss on disposal of GNTS of approximately $41.5 million primarily related to severance, office closings and asset write-offs associated with the discontinuation and sale of GNTS. Approximately $23.1 million of these expenses were non-cash charges.

      In August 2001, the Company’s Board of Directors made a determination to distribute a wholly owned subsidiary’s, Aprisma Management Technologies Inc. (“Aprisma”), shares to its stockholders or to otherwise dispose of Aprisma. The Company recorded in discontinued operations a provision for the loss on sale of Aprisma of $1.3 million for transition year 2001. This included Aprisma’s estimated loss from operations of $14.8 million from December 29, 2001 to the disposal date. During the first quarter of fiscal year 2002, the Company recorded an additional charge of $11.7 million due to a change in estimate of the loss on disposal of Aprisma and received approximately $62.0 million of cash and marketable securities from Aprisma. On August 9, 2002, the Company completed the sale of Aprisma to a third party for proceeds, net of expenses, of approximately $7.6 million.

      As a result of the above dispositions, the Company has presented Aprisma as discontinued operations for fiscal year 2002 and transition year 2001 and GNTS and Riverstone as discontinued operations for transition year 2001.

      The Company’s discontinued operations included sales to customers in which it had investments in debt and equity securities accounted for under the cost method of accounting. This revenue is disclosed separately in the following table as “Revenue from related parties — minority investees.” See Note 22 for further discussion of these transactions. The following revenue was recorded in the consolidated statements of operations in loss from discontinued operations:

Ten Months Ended
December 29, 2001

(In thousands)
Revenue from discontinued operations	$91,888
Intercompany revenue — Enterasys, Aprisma, GNTS and Riverstone	11,836
Revenue from related parties — minority investees	22,940

Subtotal	126,664
Eliminations	(11,836)

Total discontinued operations revenue	$114,828

16.	Segment and Geographical Information

      The Company operates its business as one segment, which is the business of designing, developing, marketing and supporting comprehensive standards-based networking solutions.

ENTERASYS NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Geographic revenue information for the three years ended January 3, 2004, was based on the location of the customer. Net revenue from unaffiliated customers by geographic region was as follows:

	Year Ended		Year Ended		Ten Months Ended
	January 3, 2004		December 28, 2002		December 29, 2001

	Revenue	Percent	Revenue	Percent	Revenue	Percent

	(In thousands)
North America	$204,510	49.3%	$273,218	56.4%	$196,616	49.9%
Europe, the Middle East and Africa	136,674	33.0%	142,934	29.5%	132,218	33.5%
Asia Pacific	47,479	11.5%	36,267	7.5%	44,336	11.2%
Latin America	25,875	6.2%	32,378	6.6%	21,375	5.4%

Total net revenue	$414,538	100.0%	$484,797	100.0%	$394,545	100.0%

      In fiscal year 2003, the U.S. accounted for 49% of net revenues and the United Kingdom (“U.K.”) accounted for 16%; in fiscal year 2002, the U.S. accounted for 56% of net revenues and the U.K. accounted for 16%; and in transition year 2001, the U.S. accounted for 50% of net revenues and the U.K. accounted for 19%.

      Long-lived assets consist of the net book value of property, plant, and equipment, goodwill and intangible assets. Long-lived assets by location were as follows:

	January 3,	December 28,
	2004	2002

	(In thousands)
U.S.	$66,735	$77,551
All other countries	3,628	6,749

Total long-lived assets	$70,363	$84,300

17.	Supplemental Cash Flow Information

      Supplemental disclosure of cash flow information was as follows:

	Year Ended	Year Ended	Ten Months Ended
	January 3, 2004	December 28, 2002	December 29, 2001

	(In thousands)
Refunds received for income taxes, net	$34,602	$96,656	$7,188
Non-cash transactions:
Accretive dividend and accretion of discount on preferred shares	$2,192	$12,963	$10,347
Conversion of Series C preferred stock, options and warrants to common stock	$—	$—	$35,545
Product and services exchanged for investments	$—	$—	$12,771

18.	Stockholders’ Equity

Common Stock Commitment

      During the fourth quarter of fiscal year 2003, the Company finalized its agreements to settle the outstanding shareholder litigation against the Company, and certain of its former directors and officers filed in connection with the financial restatements for the 2001 fiscal and transition years. Under the financial

ENTERASYS NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

terms of the settlements, the Company has agreed to pay $17.4 million in cash and to distribute 8,727,851 shares of its stock with a settlement date value of $33.0 million. During the fourth quarter of fiscal year 2003, the Company paid $17.0 million of its cash obligation, and distributed 1,304,340 shares of its treasury stock with a value of $4.9 million. The Company paid the remaining cash obligation of $0.4 million in January of fiscal year 2004 and expects to distribute the remaining stock obligation of 7,423,511 shares of its stock during fiscal year 2004.

Stock Repurchase and Put Option Program

      On April 24, 2000, the Company’s Board of Directors authorized the Company to repurchase up to $400 million of the Company’s outstanding shares of common stock. During fiscal year 2003 and fiscal year 2002, the Company did not make any repurchases. During transition year 2001, the Company repurchased 953,201 shares for approximately $8.4 million. During fiscal year 2003, the Company distributed 1,304,340 shares of treasury stock as part of an agreement to settle all outstanding shareholder litigation in connection with the financial restatements for the 2001 fiscal and transition years. Approximately $335.1 million of the original repurchase authorization had not been used as of January 3, 2004. The Company has no current plans to make additional repurchases of common shares.

      The Company previously sold equity put options as an enhancement to its share repurchase program. Each put option entitled its holder to sell one share of the Company’s common stock to the Company at a specified price. During transition year 2001, the Company received $0.1 million in premiums from the sale of put options covering 150,000 shares of the Company’s common stock and recorded this amount as additional paid-in capital. The put options outstanding at December 29, 2001 had an average exercise price of $5.61 per share and a total contingent redemption amount of approximately $0.8 million which was recorded as temporary equity and a reduction to additional paid-in capital. These options expired unexercised in fiscal year 2002, and the Company recorded an increase of $0.8 million to additional paid-in capital and an offset to the contingent redemption liability.

Stockholder Rights Plan

      In April 2002, the Company’s Board of Directors adopted a stockholder rights plan pursuant to which the Company issued one right for each share of common stock held by stockholders of record on June 11, 2002. Under the plan, each right initially represents the right, under certain circumstances, to purchase 1/1,000 of a share of the Company’s Series F Preferred Stock, par value $1.00 per share (the “Series F Preferred Stock”), at an exercise price of $20 per share. Initially the rights will not be exercisable and will trade with the shares of the Company’s common stock. Generally, if a person or group acquires beneficial ownership of 15 percent or more of the then outstanding shares of the Company’s common stock or announces a tender or exchange offer that would result in such person or group owning 15 percent or more of the Company’s then outstanding common stock, each right would entitle its holder (other than the holder or group which acquired 15 percent or more of our common stock) to purchase shares of the Company’s common stock having a market value of two times the exercise price of the right. The Company’s Board of Directors may redeem the rights at the redemption price of $.01 per right, subject to adjustment, at any time prior to the earlier of June 11, 2012, which is the expiration date of the rights, or the date of distribution of the rights, as determined under the plan.

Preferred Stock and Warrants

Series A, B, D and E Preferred Stock

      On August 29, 2000, the Company and its operating subsidiaries, Riverstone, Enterasys Subsidiary, Aprisma and GNTS (collectively, the “Operating Subsidiaries”), issued securities and granted rights for the purchase of additional securities to an investor group led by Silver Lake Partners, L.P. (collectively,

ENTERASYS NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the “Strategic Investors”). The Company and its Operating Subsidiaries received approximately $87.8 million in cash from the Strategic Investors. The Company issued to the Strategic Investors 65,000 shares of 4% Series A Participating Convertible Preferred Stock (“A Preferred Stock”), par value $1.00 per share, and 25,000 shares of 4% Series B Participating Convertible Preferred Stock (“B Preferred Stock”), par value $1.00 per share, (the “A&B Preferred Stock”) as well as Class A and Class B warrants to purchase the Company’s common stock.

      The Company allocated $68.0 million of the proceeds to the A&B Preferred Stock. In addition, the Company recorded an accretive dividend of $22.0 million through February 23, 2003, using the interest method, as a result of the difference between the $90.0 million redemption value of the A&B Preferred Stock and the $68.0 million ascribed value.

      On July 12, 2001, the Company amended its securities purchase agreement (“the SPA Amendment”) with the Strategic Investors and entered into an exchange agreement with the Strategic Investors whereby the Strategic Investors exchanged their shares of A Preferred Stock for an equal number of shares of the Company’s 4% Series D Participating Convertible Preferred Stock (“D Preferred Stock”) and exchanged their shares of B Preferred Stock for an equal number of shares of the Company’s 4% Series E Participating Convertible Preferred Stock (“E Preferred Stock” and together with the D Preferred Stock, “D&E Preferred Stock”).

      In accordance with certain distribution rights for the Series D&E Preferred Stock, the Company distributed approximately 1,300,000 shares of Riverstone common stock to the Strategic Investors in connection with the Riverstone Spin-off on August 6, 2001. This distribution resulted in a net increase to the Company’s equity of $18.6 million. These shares were restricted from transfer and any permitted sales of these shares reduce the liquidation preference and redemption value of the D&E Preferred Stock.

      The Company redeemed the D&E Preferred Stock during the first quarter of fiscal year 2003 for $96.8 million, which was net of the value of the Riverstone shares sold by the holders of the D&E Preferred Stock, which partially offset the redemption liability.

Warrants

      The Company issued to the Strategic Investors warrants to purchase 250,000 shares of common stock at an initial exercise price of $45.00 per share, adjusted for stock dividends, splits, combinations or similar events (the “Class A Warrants”). In connection with the Riverstone spin-off, the exercise price of these warrants was adjusted to $28.424 per share. The Class A Warrants are exercisable until August 2007 and otherwise contain customary terms and conditions (including provisions with respect to “cashless” exercise and customary anti-dilutive provisions). In fiscal year 2003, approximately 228,000 of these warrants were cancelled.

      The Company issued to the Strategic Investors warrants to purchase 200,000 shares of common stock at an initial exercise price of $35.00 per share, adjusted for stock dividends, splits, combinations or similar events (the “Class B Warrants”). In connection with the Riverstone spin-off, the exercise price of these warrants was adjusted to $22.108 per share. The Class B Warrants are exercisable until August 2007 and otherwise contain customary terms and conditions (including provisions with respect to “cashless” exercise and customary anti-dilutive provisions). In fiscal year 2003, approximately 183,000 of these warrants were cancelled.

      In connection with the SPA Amendment, the Company and the Strategic Investors agreed that the distribution of the Company’s shares of Riverstone common stock would be deemed to have occurred prior to the merger of Enterasys Subsidiary into the Company and, pursuant to the terms of the SPA Amendment and as a consequence of the merger of Enterasys Subsidiary into the Company, that the Company would issue warrants to purchase an additional 7,400,000 shares of its common stock for an

ENTERASYS NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exercise price of $6.20 per share (the “Replacement Warrants”) in replacement of all of the Strategic Investors’ rights to purchase common stock of the Enterasys Subsidiary. The Replacement Warrants are exercisable until August 29, 2004, and other than the number of shares subject to the warrants and the exercise price of the warrants, the terms of these warrants are substantially the same as the terms of the Class A Warrants and Class B Warrants. All of the Replacement Warrants were outstanding at January 3, 2004.

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

Series F Preferred Stock

      In connection with the stockholder rights plan, the Company is authorized to issue up to 300,000 shares of Series F Preferred Stock. The number of shares of Series F Preferred Stock may be increased or decreased by the Company’s Board of Directors by a duly adopted resolution of the Board. As of January 3, 2004, no shares of Series F Preferred Stock were outstanding.

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

ENTERASYS NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Redemption

      Outstanding shares of Series F Preferred Stock may be purchased by the Company at such times and on such terms as the redeeming stockholder and the Company may agree, subject to any limitations imposed by law or the Company’s charter. Promptly after such shares are reacquired by the Company they shall be retired and canceled and shall become authorized but unissued shares of the Company’s Undesignated Preferred Stock (defined below).

Undesignated Preferred Stock

      At January 3, 2004, the Company was authorized to issue up to 1,700,000 shares of preferred stock (the “Undesignated Preferred Stock”). Issuances of the Undesignated Preferred Stock may be made at the discretion of the Board of Directors of the Company (without stockholder approval) with designations, rights and preferences as the Board of Directors may determine from time to time, which may be more expansive than the rights of the current holders of the Company’s preferred stock and common stock.

19.	Stock Plans

     Equity Incentive Plans

      The Company’s 1998 Equity Incentive Plan, as amended, was approved by the stockholders of the Company on July 9, 1998 and provides for the availability of 19,500,000 shares of common stock for the granting of various incentive awards to eligible employees. Options granted under the plan are granted with exercise prices equal to the fair market value on the date of grant, generally expire ten years from the date of grant and vest as to 25 percent of the shares one year from the date of grant with monthly vesting of the remainder ratably over the following three years. As of January 3, 2004, 3,709,752 shares remained available for issuance under the 1998 Equity Incentive Plan and options to purchase 12,617,182 shares were outstanding under the plan.

      The Company’s 2001 Equity Incentive Plan was adopted by the Board of Directors of the Company on July 30, 2001 and provided for the availability of 50,000,000 shares of common stock solely for the purpose of granting options to purchase shares of the Company’s common stock (“Replacement Options”) to replace options to purchase shares of the Enterasys Subsidiary (“Prior Options”) in connection with the merger of the Enterasys Subsidiary into the Company on August 6, 2001. Replacement Options were granted to replace Prior Options held on the basis of 1.39105 shares of the Company’s common stock for each share of common stock subject to the original Enterasys Subsidiary options. The exercise price of each Replacement Option is equal to the exercise price of the Prior Option divided by 1.39105 to reflect the effect of the merger. The 2001 Equity Incentive Plan was not required to be, and has not been, approved by the Company’s stockholders. No additional options may be granted under the 2001 Equity Incentive Plan and as of January 3, 2004 options to purchase 14,309,748 shares were outstanding under the plan.

      The Company’s 2002 Stock Option Plan for Eligible Executives was adopted by the Board of Directors on April 5, 2002 and provides for the availability of 900,000 shares of common stock solely for the purpose of granting options in connection with the acceptance by certain executives of offers of

ENTERASYS NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

employment with the Company. The options vest over a period of twelve months, or sooner if certain performance targets outlined in the plan are met, and expire ten years from the date of grant. No additional options may be granted under the 2002 Stock Options Plan for Eligible Executives and options to purchase 500,000 shares were outstanding under the 2002 Stock Option Plan for Eligible Executives at January 3, 2004.

      A summary of option transactions under the Company’s Equity Incentive Plans for the three years ended January 3, 2004 is as follows:

		Weighted-
	Number of	Average
	Options	Exercise Price

Options outstanding at March 3, 2001	11,767,580	$11.66
Granted	1,042,299	13.86
Converted subsidiary options	41,568,878	3.47
Exercised	(10,477,337)	4.62
Cancelled	(8,173,832)	9.83

Options outstanding at December 29, 2001	35,727,588	3.91
Granted	8,075,121	1.21
Exercised	(1,333,995)	2.88
Cancelled	(13,444,802)	3.98

Options outstanding at December 28, 2002	29,023,912	3.18
Granted	8,259,260	3.71
Exercised	(4,693,445)	2.34
Cancelled	(5,162,797)	4.13

Options outstanding at January 3, 2004	27,426,930	$3.32

	January 3, 2004	December 28, 2002	December 29, 2001

Options exercisable	14,949,071	13,245,695	11,867,978
Weighted average exercise price	$3.30	$3.60	$3.34

      The following table summarizes information concerning outstanding and exercisable options as of January 3, 2004:

		Weighted Average
Range of	Options	Remaining	Weighted Average	Options	Weighted Average
Exercise Prices	Outstanding	Years Life	Exercise Price	Exercisable	Exercise Price

$ 0.90-$ 1.12	3,620,364	8.46	$1.03	1,257,862	$1.03
$ 1.30-$ 2.40	3,296,224	9.05	$1.86	662,705	$1.42
$ 2.41-$ 2.52	10,237,932	6.37	$2.52	9,490,246	$2.52
$ 2.55-$ 3.59	3,148,095	7.45	$3.33	1,855,930	$3.41
$ 3.87-$ 4.99	4,851,674	9.56	$4.69	153,967	$4.47
$ 5.00-$ 8.88	1,147,883	7.65	$6.19	655,952	$6.35
$ 9.06-$13.63	746,502	7.54	$11.55	516,514	$11.69
$15.56-$24.31	378,256	6.01	$16.64	355,895	$16.64

	27,426,930	7.74	$3.32	14,949,071	$3.30

ENTERASYS NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Stock Purchase Plans

      In October 2002 the Board approved the Employee Stock Purchase Plan (the “2002 ESPP”) which was approved by the stockholders in December 2002. It provides for the availability of 5,000,000 shares of common stock to be purchased by employees. Under this plan, eligible employees, twice yearly through the accumulation of employee payroll deductions from 2 to 10 percent of employee compensation as defined in the plan (up to a maximum of $12,500 per six-month plan period), may purchase stock at 85 percent of the fair market value of the common stock at the beginning or end of the applicable six-month period, whichever amount is lower. The maximum number of shares that an employee may purchase during a six-month plan period is limited to 1,200 shares. At January 3, 2004, 423,776 shares had been issued under the plan.

      Prior to the adoption of the 2002 ESPP, the Company had two Employee Stock Purchase Plans, the “1989 ESPP” and the “1995 ESPP” which provided for the combined availability of up to 6,000,000 shares of common stock to be purchased by employees. Under these plans, eligible employees twice yearly through the accumulation of employee payroll deductions from 2 to 10 percent of employee compensation as defined in the plan, up to a maximum of $25,000 annually (measured by reference to share values at the dates of grant of the Purchase rights), were able to purchase stock at 85 percent of the fair market value of the common stock at the beginning or end of the applicable six-month period, whichever amount was lower. In fiscal year 2002, 665,189 shares were purchased at a price of $1.23 per share. The Company’s employees purchased 778,752 shares at a weighted-average purchase price of $9.71 during transition year 2001; and 906,000 shares at a weighted-average purchase price of $14.85 during fiscal year 2001. The remaining number of shares available for purchase by employees under these plans at December 28, 2002 was 747,064 shares. These shares were purchased by employees in February 2003. After that date, no further shares remained available for purchase under the 1989 ESPP and the 1995 ESPP.

     Stock-Based Compensation

      The Company incurred stock-based compensation as a result of certain transactions during fiscal year 2001 and transition year 2001. The total amount of compensation recorded, and the charges to earnings for the respective fiscal years were as follows:

	Unearned	Stock-Based Compensation for the Fiscal Periods Ended
	Based
	Compensation	January 3,	December 28,	December 29,	March 3,
	Recorded	2004	2002	2001	2001

Acceleration of employee stock option(1)	$42,274	$—	$—	$42,274	$—
Options issued in connection with acquisitions(2)	8,454	158	2,644	4,210	1,442
Riverstone stock option grants(3)	11,099	—	—	639	1,438
Riverstone spinoff(3)	(9,022)	—	—	—	—

	52,805	158	2,644	47,123	2,880
Less: Amounts included in discontinued operations	—	—	—	(16,551)	(1,438)

Total Stock-based Compensation	$52,805	$158	$2,644	$30,572	$1,442

ENTERASYS NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	In connection with the transformation events of August 6, 2001, vesting was accelerated on approximately 8.0 million options granted to three officers of the Company and certain other employees resulting in stock-based compensation charges of approximately $17.8 million for transition year 2001, of which $15.9 million relates to discontinued operations. Additionally, options to purchase common stock of Cabletron that was held by an employee (other than the employees of Aprisma and certain other individuals) that would have vested after February 28, 2002, were cancelled and the portion of the option that was scheduled to vest prior to that date was accelerated. The acceleration of Cabletron options resulted in stock-based compensation charges of $24.5 million in transition year 2001.

(2)	In connection with the acquisition of Indus River in fiscal year 2001, the Company issued stock options to employees in respect of unvested stock options resulting in stock-based compensation of $3.0 million which was recognized over the vesting period as follows: $0.2 million in fiscal year 2003, $0.8 million in fiscal year 2002, $1.9 million in transition year 2001 and $0.1 million in fiscal year 2001. In connection with the acquisition of Network Security Wizards (“NSW”) in fiscal year 2001, the Company issued 157,714 shares of common stock to certain employees of NSW resulting in stock-based compensation of $5.5 million which was recognized over the service period as follows: $1.8 million in fiscal year 2002, $2.3 million in transition year 2001 and $1.4 million in fiscal year 2001.

(3)	In connection with certain Riverstone subsidiary stock option grants to employees, the Company recorded approximately $11.1 million of unearned stock-based compensation for the excess of the deemed fair market value over the exercise price at date of grant during fiscal year 2001. The stock-based compensation was recognized over the vesting period as follows: $0.7 million for transition year 2001 and $1.4 million for fiscal year 2001. These charges for stock-based compensation were included in discontinued operations for each respective fiscal period. The remaining unearned stock-based compensation of $9.0 million was assumed by Riverstone as a result of the transformation events of August 6, 2001.

20.	Commitments and Contingencies

Shareholder Litigation Settlement

      In October 2003, the Company reached agreements to settle the various outstanding shareholder litigation against the Company, and certain of its former directors and officers filed in connection with the financial restatements for the 2001 fiscal and transition years. Under the financial terms of the settlements, the Company agreed to pay $17.4 million in cash of which $17.0 million was paid in December 2003, and to distribute 8,727,851 shares of its stock with a settlement date value of $33.0 million. The Company also received approximately $34.5 million in cash proceeds from certain of its insurers in the fourth quarter of fiscal year 2003. As a result, the Company recorded a net shareholder litigation charge of $15.9 million in the third quarter of fiscal year 2003 for the net settlement. The Company is currently engaged in legal proceedings against certain other insurers to recover a portion of the remaining expenses incurred by it in connection with the shareholder litigation and other related matters.

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

ENTERASYS NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Described below are the material legal proceedings in which the Company is involved:

      Securities Class Action in the District of Rhode Island. Between October 24, 1997 and March 2, 1998, nine shareholder class action lawsuits were filed against the Company and certain of its officers and directors in the United States District Court for the District of New Hampshire. By order dated March 3, 1998, these lawsuits, which are similar in material respects, were consolidated into one class action lawsuit, captioned In re Cabletron Systems, Inc. Securities Litigation (C.A. No. 97-542-SD). The case was transferred to the District of Rhode Island. The complaint alleges that the Company and several of its officers and directors disseminated materially false and misleading information about the Company’s operations and acted in violation of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder during the period between March 3, 1997 and December 2, 1997. The complaint further alleges that certain officers and directors profited from the dissemination of such misleading information by selling shares of the Company’s common stock during this period. The complaint does not specify the amount of damages sought on behalf of the class. The defendants have filed an answer denying the allegations in all material respects, and the parties are engaged in limited discovery. If the plaintiffs prevail on the merits of this case, the Company could be required to pay substantial damages.

      Securities Class Action in the District of New Hampshire. Between February 7, 2002 and April 9, 2002, six class action lawsuits were filed in the United States District Court for the District of New Hampshire. Defendants were the Company, former chairman and chief executive officer Enrique Fiallo and former chief financial officer Robert Gagalis. By orders dated August 2, 2002 and September 25, 2002, these lawsuits, which are similar in material respects were consolidated into one class action lawsuit, captioned In re Enterasys Networks, Inc. Securities Litigation (C.A. No. 02-CV-71). On December 9, 2002, the plaintiffs filed an amended consolidated complaint, adding two additional defendants, Piyush Patel, former chief executive officer of Cabletron Systems, Inc. (“Cabletron”) and David Kirkpatrick, former chief financial officer of Cabletron. The amended complaint alleged violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder. Specifically, plaintiffs alleged that during periods spanning from June 28, 2000 and August 3, 2001 and in the period between August 6, 2001 and February 1, 2002 (together the “Class Period”), defendants issued materially false and misleading financial statements and press releases that overstated the Company’s revenues, income, and cash, and understated the Company’s net losses, in violation of Generally Accepted Accounting Principles (“GAAP”) and the Company’s own accounting policies in connection with various sales and/or investment transactions. On December 19, 2003, the court granted final approval of the terms of the settlement reached by the parties in this matter under which, without admitting liability, the Company agreed to pay approximately $17.0 million in cash, to distribute shares of common stock with a settlement date value of $33.0 million, and to adopt corporate governance changes.

      Shareholder Derivative Action in State of New Hampshire. On February 22, 2002, a shareholder derivative action was filed on the Company’s behalf in the Superior Court of Rockingham County, State of New Hampshire. The suit was captioned Nemes v. Fiallo, et al. Individual defendants were former chairman and chief executive officer Enrique Fiallo and certain members of the Company’s Board of Directors. Plaintiffs alleged that the individual defendants breached their fiduciary duty to shareholders by causing or allowing the Company to conduct its business in an unsafe, imprudent, and unlawful manner and failing to implement and maintain an adequate internal accounting control system. Plaintiffs alleged that this breach caused the Company to improperly recognize revenue in violation of GAAP and the Company’s own accounting policies in connection with transactions in the Company’s Asia Pacific region,

ENTERASYS NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and that this alleged wrongdoing resulted in damages to the Company. On December 18, 2003, the court granted final approval of the terms of the settlement reached by the parties in this matter under which, without admitting liability, the Company agreed to adopt corporate governance changes and pay attorneys’ fees up to $0.4 million.

      Shareholder Derivative Action in State of Delaware. On April 16, 2002, a shareholder derivative action was filed on the Company’s behalf in the Court of Chancery of the State of Delaware in and for New Castle County. The suit was captioned Meisner v. Enterasys Networks, Inc., et al. Individual defendants were former chairman and chief executive officer Enrique Fiallo and members of the Company’s Board of Directors. Plaintiffs alleged that the individual defendants permitted wrongful business practices to occur which had the effect of manipulating revenues and earnings, inadequately supervised the Company’s employees and managers, and failed to institute legal actions against those officers, directors and employees responsible for the alleged conduct. The complaint alleged counts for breach of fiduciary duty, misappropriation of confidential information for personal profit, and contribution and indemnification. The parties settled this action in connection with the settlement of the New Hampshire derivative action. On January 15, 2004, the court granted final approval of the terms of the settlement.

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

     Other Commitments and Contingencies

      The Company leases office facilities under non-cancelable operating leases expiring through the year 2018. Some of the leases provide for rent increases based on the consumer price index and increases in real estate taxes. Rent expense associated with operating leases was $14.3 million, $14.5 million and $12.7 million, for fiscal years 2003 and 2002 and transition year 2001, respectively. Total future minimum lease payments under all non-cancelable operating leases that the Company has initial or remaining non-cancelable lease terms in excess of one year at January 3, 2004 were $12.6 million, $9.9 million, $7.8 million, $5.6 million, $2.8 million and $7.1 million for fiscal years 2004, 2005, 2006, 2007, 2008 and for all years thereafter, respectively.

      In some instances prior to fiscal year 2002, customers of the Company received financing for the purchase of equipment from third party leasing organizations and the Company guaranteed the payments of those customers. Most of these guarantees related to the sale of Riverstone equipment. During fiscal year 2003, fiscal year 2002 and transition year 2001, the Company made payments of $3.7 million, $5.1 million and $28.8 million, respectively, related to these guarantees. During fiscal year 2003, the Company entered into a $5.5 million settlement agreement with a Riverstone customer for reimbursement of lease guarantee payments made by the Company related to default guarantees of the customer’s equipment lease obligations provided in prior years. The Company recorded the initial receipt of $2.0 million, in fiscal year 2003, as a reduction to selling, general and administrative expense in fiscal year 2003, and the balance of $3.5 million will be paid in 24 installments and recorded as a reduction to operating expense when received. At January 3, 2004, the balance remaining to be received is $2.8 million.

      In addition, the Company has guaranteed a portion of a former subsidiary’s (Aprisma) lease obligations and related maintenance and management fees through 2012. At January 3, 2004, the amount of the guarantee was $4.0 million and automatically reduces to $3.0 million on February 1, 2009, to $2.0 million on February 1, 2010 and to $1.0 million on February 1, 2011 and terminates on February 1, 2012. The Company estimates the fair value of the guarantee to be between $2.0 million and $4.0 million

ENTERASYS NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

based on current market rates for similar property. The Company is indemnified for up to $3.5 million in losses it may incur in connection with this guarantee. The Company has pledged $4.8 million to secure this guarantee.

      The Company could be required to make up to $12.0 million of additional capital contributions to private venture funds in which it is already an investor. If the Company fails to make a required contribution, its remaining capital contribution obligations could be accelerated. The Company is currently considering selling its interests in several private venture funds, which would eliminate future capital call obligations.

      At January 3, 2004, the Company had non-cancelable purchase commitments of approximately $12.8 million with its contract manufacturers. Approximately $6.4 million of the non-cancelable purchase commitments were with Flextronics and $3.8 million with Accton.

21.	401(K) Plan

      The Company’s eligible employees may participate in the Enterasys Networks, Inc. 401(k) Plan (the “401(k) Plan”) which provides retirement benefits to the eligible employees of participating employers. As allowed under Section 401(k) of the Internal Revenue Code, the 401(k) Plan provides tax-deferred salary deductions for eligible employees. Participants may elect to contribute from 1% to 18% of their annual compensation to the 401(k) Plan each year, limited to a maximum annual amount as set periodically by the Internal Revenue Service. In addition, unless determined otherwise by the Company’s Board of Directors, the 401(k) Plan provides for a basic matching contribution each quarter on behalf of each eligible participant equal to the lesser of $250 or 50% of the participant’s elective contributions for the quarter. The 401(k) Plan also provides for a quarterly supplemental matching contribution equal to the lesser of $250 or 50% of the participant’s elective contributions if the Company’s performance meets a specified threshold. The 401(k) Plan also provides for make-up matching contributions to address specified circumstances where fluctuations in a participant’s level of deferrals result in lower basic or supplemental matching contributions than would be the case with a level rate of deferrals. Employees become vested in the matching contributions on their initial date of hire. The Company’s expenses related to matching contributions to the 401(k) Plan for fiscal year 2003, fiscal year 2002 and transition year 2001 were approximately $0.6 million, $0.8 million, $0.9 million, respectively.

22.	Related Party Transactions

     Investments

      The Company has minority investments in debt and equity securities of certain companies. The Company does not have a controlling interest in these entities. In certain instances during transition year 2001, the Company recognized revenue in connection with investments where it received equity instruments in exchange for products sold. Revenue recognized from sales to investee companies were cash transactions with normal terms and conditions. Revenue recognized from investee transactions was as follows:

	Year Ended	Year Ended	Ten Months Ended
	January 3, 2004	December 28, 2002	December 29, 2001

	(In thousands)
Revenue recognized in connection with investments	$—	$—	$6,988
Revenue recognized from sales to investee companies	7,541	9,217	40,196

Total revenue recognized from investee transactions	$7,541	$9,217	$47,184

ENTERASYS NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      In connection with certain resignations of senior management, the Company paid lump sum severance payments totaling $0.8 million during fiscal year 2003.

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

ENTERASYS NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Transactions with Riverstone

      On February 16, 2001, Riverstone completed its initial public offering. Prior to the offering, Riverstone was a wholly owned subsidiary of the Company. The Company continued to own approximately 85 percent of Riverstone subsequent to the initial public offering until August 6, 2001, when the Company distributed its shares of Riverstone common stock to its stockholders.

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

23.	Quarterly Financial Data (Unaudited)

	Year Ended January 3, 2004

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	Ended	Ended	Ended	Ended
	March 29,	June 28,	September 27,	January 3,
	2003	2003	2003	2004

	(In thousands, except per share amounts)
Net revenue	$104,457	$108,375	$98,417	$103,289
Gross margin(1)	$52,950	$54,538	$43,036	$57,851
Loss from continuing operations available to common shareholders	$(12,293)	$(35,373)	$(56,050)	$(8,935)
Loss from discontinued operations	$—	$—	$—	$—
Net loss available to common shareholders (2)(3)(4)	$(12,293)	$(35,373)	$(56,050)	$(8,935)
Basic and diluted loss per common share:
Loss from continuing operations available to common shareholders	$(0.07)	$(0.17)	$(0.27)	$(0.04)
Discontinued operations	$—	$—	$—	$—
Net loss available to common shareholders	$(0.07)	$(0.17)	$(0.27)	$(0.04)

ENTERASYS NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 28, 2002

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	Ended	Ended	Ended	Ended
	March 30,	June 29,	September 28,	December 28,
	2002	2002	2002	2002

	(In thousands, except per share amounts)
Net revenue	$120,766	$120,062	$122,731	$121,238
Gross margin(1)	$48,320	$60,121	$59,059	$42,295
Loss from continuing operations available to common shareholders	$(1,996)	$(51,437)	$(31,464)	$(30,611)
Loss from discontinued operations	$(11,700)	$—	$—	$—
Net loss available to common shareholders(2)(3)	$(13,696)	$(51,437)	$(31,464)	$(30,611)
Basic and diluted loss per common share:
Loss from continuing operations available to common shareholders	$(0.01)	$(0.25)	$(0.16)	$(0.15)
Discontinued operations	$(0.06)	$—	$—	$—
Net loss available to common shareholders	$(0.07)	$(0.25)	$(0.16)	$(0.15)

(1)	The Company recorded inventory write-downs of $1.9 million, $0.9 million, $7.8 million and $1.6 million for the quarters ended March 29, 2003, June 28, 2003, September 27, 2003 and January 3, 2004, respectively. In addition, the Company recorded inventory write-downs of $0.1 million, $0.2 million and $17.6 million for the quarters ended June 29, 2002, September 28, 2002 and December 28, 2002, respectively.

(2)	The Company recorded recoveries on bad debt and lease guarantees of $1.5 million, $6.0 million, $1.8 million and $2.7 million for the quarters ended March 29, 2003, June 28, 2003, September 27, 2003 and January 3, 2004, respectively. In addition, the Company recorded bad debt and lease guarantees expense of $1.1 million, $1.1 million, $1.3 million and $0.5 million for the quarters ended March 30, 2002, June 29, 2002, September 28, 2002 and December 28, 2002, respectively.

(3)	Included in the net loss available to common shareholders is restructuring charges of $8.2 million, $8.3 million and $1.0 million for the quarters ended June 28, 2003, September 27, 2003 and January 3, 2004, respectively. Included in the net loss available to common shareholders is restructuring charges of $20.2 million, $10.7 million and $1.2 million for the quarters ended June 29, 2002, September 28, 2002 and December 28, 2002, respectively. See Note 12 for further details.

(4)	Included in the net loss available to common shareholders for the quarter ended September 27, 2003 is a loss on shareholder litigation of $15.9 million. See Note 20 for further details.

ENTERASYS NETWORKS, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Three Years Ended January 3, 2004

	Balance at	Additions					Balance at
	Beginning	Charged to			Amounts		the End
	of Period	Expense	Other		Written Off		of Period

	(In thousands)
Allowance for doubtful accounts
January 3, 2004	$19,250	$(7,852)	$1,518		$(9,519)		$3,397
December 28, 2002	$32,569	$1,630	$154		$(15,103)		$19,250
December 29, 2001	$24,784	$12,523	$—		$(4,738)		$32,569
Inventory reserves
January 3, 2004	$37,689	$12,246	$—		$(14,687)		$35,248
December 28, 2002	$82,278	$17,885	$(1,112)		$(61,362)		$37,689
December 29, 2001	$42,257	$72,888	$—		$(32,867)		$82,278
Notes receivable valuation allowance
January 3, 2004	$33,625	$(2,450)	$—		$—		$31,175
December 28, 2002	$36,125	$(2,500)	$—		$—		$33,625
December 29, 2001	$30,000	$6,125	$—		$—		$36,125
Deferred tax valuation allowance
January 3, 2004	$358,479	$30,276	$—		$—		$388,755
December 28, 2002	$452,052	$19,828	$—		$(113,401	)(a)	$358,479
December 29, 2001	$230,717	$259,963	$19,771	(b)	$(58,399	)(c)	$452,052

(a)	Realization of deferred tax assets for which a valuation allowance had previously been provided.

(b)	Represents amounts for unbenefited stock compensation.

(c)	Represents amounts attributable to the distribution of shares of a former subsidiary.

S-1

INDEPENDENT AUDITORS’ REPORT ON FINANCIAL STATEMENT SCHEDULE

The Board of Directors and Stockholders of Enterasys Networks, Inc.:

      Under date of February 10, 2004, we reported on the consolidated balance sheets of Enterasys Networks, Inc. and subsidiaries (the “Company”) as of January 3, 2004 and December 28, 2002, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ equity, and cash flows for the years ended January 3, 2004 and December 28, 2002, and for the ten-months ended December 29, 2001. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule listed in Item 15(a)2 of this Form 10-K. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

      In our opinion, this consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

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

February 10, 2004

S-2