Form 10-Q
period 2004-04-03
ENTERASYS NETWORKS INC /DE/
filed 2004-05-07
CIK 846909

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended April 3, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-10228

Enterasys Networks, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-2797263 (I.R.S. Employer Identification No.)

50 Minuteman Road

Andover, Massachusetts 01810

(978) 684-1000

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 in the Exchange Act) Yes  Yes ☑  No ☐

     As of May 5, 2004 there were 210,072,702 shares of the Enterasys common stock, $0.01 par value, outstanding.

PART I — FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

ENTERASYS NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS

	April 3,	January 3,
	2004	2004
	(In thousands, except share
	and per share amounts)
ASSETS	(unaudited)	(a)
Current assets:
Cash and cash equivalents	$131,665	$136,801
Marketable securities	24,591	29,851
Accounts receivable, net	31,728	37,541
Inventories, net	27,770	29,049
Income tax receivable	1,879	595
Prepaid expenses and other current assets	19,129	18,497

Total current assets	236,762	252,334
Restricted cash, cash equivalents and marketable securities	10,762	18,693
Long-term marketable securities	34,914	35,803
Investments	9,019	11,417
Property, plant and equipment, net	36,519	37,881
Goodwill	15,129	15,129
Intangible assets, net	7,021	17,353

Total assets	$350,126	$388,610

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$42,999	$39,738
Accrued compensation and benefits	20,106	26,832
Accrued legal and litigation costs	9,114	8,338
Accrued restructuring charges	8,150	6,407
Other accrued expenses	17,848	24,114
Deferred revenue	43,013	41,187
Customer advances and billings in excess of revenues	6,645	7,323
Income taxes payable	44,589	44,275

Total current liabilities	192,464	198,214
Long-term deferred revenue	6,403	6,217
Long-term accrued restructuring charges	3,922	4,118

Total liabilities	202,789	208,549

Commitments and contingencies

Stockholders’ equity:
Series F preferred stock, $1.00 par value; 300,000 shares authorized; none outstanding	—	—
Undesignated preferred stock, $1.00 par value; 1,700,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value; 450,000,000 shares authorized; 211,790,761 and 210,805,013 shares issued at April 3, 2004 and January 3, 2004, respectively	2,118	2,108
Additional paid-in capital	1,190,318	1,187,449
Accumulated deficit	(1,025,949)	(990,250)
Treasury stock, at cost; 1,748,861 common shares at April 3, 2004 and January 3, 2004	(30,119)	(30,119)
Accumulated other comprehensive income	10,969	10,873

Total stockholders’ equity	147,337	180,061

Total liabilities and stockholders’ equity	$350,126	$388,610

(a)	The balance sheet at January 3, 2004 has been derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.

See accompanying notes to consolidated financial statements.

ENTERASYS NETWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended
	April 3,	March 29,
	2004	2003
	(In thousands, except per share amounts)
Net revenue:
Product	$62,799	$74,461
Services	24,395	29,996

Total revenue	87,194	104,457

Cost of revenue:
Product	33,402	41,537
Services	10,024	9,970

Total cost of revenue	43,426	51,507

Gross margin	43,768	52,950

Operating expenses:
Research and development	20,474	20,041
Selling, general and administrative	42,442	44,668
Amortization of intangible assets	1,598	1,737
Impairment of intangible assets	8,734	—
Restructuring charges	4,485	—

Total operating expenses	77,733	66,446

Loss from operations	(33,965)	(13,496)
Interest income, net	850	1,661
Other (expense) income, net	(2,867)	291

Loss before income taxes	(35,982)	(11,544)
Income tax (benefit) expense	(283)	749

Net loss	(35,699)	(12,293)
Accretive dividend and accretion of discount on preferred shares	—	(2,192)

Net loss available to common shareholders	$(35,699)	$(14,485)

Basic and diluted net loss available to common shareholders	$(0.16)	$(0.07)

Weighted average number of common shares outstanding, basic and diluted	217,052	202,196

See accompanying notes to consolidated financial statements.

ENTERASYS NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended
	April 3, 2004	March 29, 2003
	(In thousands)
Cash flows from operating activities:
Net loss	$(35,699)	$(12,293)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	6,392	7,707
Provision for recoveries on accounts receivable	(550)	(1,310)
Provision for inventory write-downs	3,663	1,936
Impairment of intangibles	8,734	—
Recovery of notes receivable	—	(2,450)
Loss on investment write-downs	2,370	182
Unrealized loss on foreign currency transactions	497	—
Other, net	(131)	(230)
Changes in current assets and liabilities:
Accounts receivable	6,228	4,080
Inventories	(2,315)	1,146
Prepaid expenses and other assets	(680)	1,504
Accounts payable and accrued expenses	(7,172)	(11,583)
Customer advances and billings in excess of revenues	(678)	3,432
Deferred revenue	2,129	(2,071)
Income taxes receivable, net	(921)	27,523

Net cash (used in) provided by operating activities	(18,133)	17,573

Cash flows from investing activities:
Capital expenditures	(3,441)	(2,380)
Proceeds from sale of building	—	625
Proceeds from sale of investments	31	433
Purchase of marketable securities	—	(16,887)
Sales and maturities of marketable securities	6,257	68,698
Release of restricted cash	7,931	—

Net cash provided by investing activities	10,778	50,489

Cash flows from financing activities:
Proceeds from exercise of stock options	1,671	536
Proceeds from common stock issued pursuant to employee stock purchase plans	1,208	826
Proceeds from notes receivable	—	2,500
Net payments for redemption of Series D and E Preferred Stock	—	(96,814)

Net cash provided by (used in) financing activities	2,879	(92,952)

Effect of exchange rate changes on cash	(660)	211

Net decrease in cash and cash equivalents	(5,136)	(24,679)
Cash and cash equivalents at beginning of period	136,801	136,193

Cash and cash equivalents at end of period	$131,665	$111,514

Supplemental disclosure of cash flow information:
Cash (paid) refunds received for income taxes, net	$(598)	$25,765
Non-cash investing and financing transactions:
Accretive dividend and accretion of discount on preferred shares	$—	$2,192
Note receivable from sale of building	$—	$625

See accompanying notes to consolidated financial statements.

ENTERASYS NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1.    Basis of Presentation

     The accompanying unaudited consolidated financial statements of Enterasys Networks, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Article 3 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include normal recurring adjustments except as disclosed herein) necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year. The accompanying financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2004.

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

Stock-Based Compensation Plans

     The Company accounts for stock-based compensation plans using the intrinsic method under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Disclosure,” to stock-based employee compensation:

	Three months ended
	April 3,	March 29,
	2004	2003
	(In thousands, except per share amounts)
Net loss available to common shareholders, as reported	$(35,699)	$(14,485)
Add: Total stock-based employee compensation expense determined under fair-value-based method for the employee stock option awards and the employee stock purchase plans	(5,184)	(4,526)

Pro forma net loss available to common shareholders	$(40,883)	$(19,011)

Basic and diluted net loss per share:
As reported	$(0.16)	$(0.07)
Pro forma	$(0.19)	$(0.09)

ENTERASYS NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued

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

	Three months ended
	April 3,	March 29,
	2004	2003
Employee stock options:
Risk-free interest rate	2.87%	2.86%
Expected option life	4.52 years	5.44 years
Expected volatility	112.45%	111.17%
Expected dividend yield	0.0%	0.0%

Employee stock purchase plan shares:

Risk-free interest rate	1.02%	1.15%
Expected option life	6 months	6 months
Expected volatility	75.41%	112.23%
Expected dividend yield	0.0%	0.0%

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

Reclassifications

     Certain prior period balances have been reclassified to conform to the current period presentation.

3.    Accounts Receivable

     Accounts receivable were as follows:

	April 3, 2004	January 3, 2004
	(In thousands)
Gross accounts receivable	$34,418	$40,938
Allowance for doubtful accounts	(2,690)	(3,397)

Accounts receivable, net	$31,728	$37,541

     The Company defers revenue on product shipments to certain stocking distributors until those distributors have sold the product to their customer. At April 3, 2004 and January 3, 2004, $17.9 million and $19.1 million, respectively, of product shipments had been billed and revenue has not been recognized, of which $4.9 million and $6.2 million, respectively, was paid and is included in customer advances and billings in excess of revenues. The balance of $13.0 million and $12.9 million, respectively, was unpaid and is recorded as a contra account to gross accounts receivable.

ENTERASYS NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued

4.    Inventories, net

     Inventories, net consisted of the following:

	April 3, 2004	January 3, 2004
	(In thousands)
Raw materials	$4,011	$4,170
Service spares	2,059	2,184
Finished goods	21,700	22,695

Inventories	$27,770	$29,049

5.    Intangible Assets

     During the first quarter of fiscal year 2004, the Company recorded an impairment charge of $8.7 million relating to the write-down of patents and technology intangible assets recorded in connection with the Company’s fiscal year 2001 acquisition of Indus River Networks. In conjunction with the Company’s first quarter restructuring plan, the Company has decided to curtail certain development efforts which reduced forecasted demand on future products that would have used this technology. As a result, the intangible assets’ fair value was determined to be zero based on a discounted cash flows analysis.

     The table below presents gross amortizable intangible assets and the related accumulated amortization at April 3, 2004:

	Gross		Net Carrying
	Carrying	Accumulated	Value of
	Amount	Amortization	Intangible Assets
	(In thousands)
Customer Relations	$28,600	$(23,001)	$5,599
Patents and Technology	17,092	(15,670)	1,422

Total	$45,692	$(38,671)	$7,021

     All of the Company’s identifiable intangible assets are subject to amortization. Total amortization expense was $1.6 million and $1.7 million for the three months ended April 3, 2004 and March 29, 2003, respectively. Based on the net carrying value of intangible assets at April 3, 2004, the estimated amortization expense is $2.8 million for the remainder of fiscal year 2004; $3.7 million for fiscal year 2005 and $0.5 million for fiscal year 2006.

6.    Other Accrued Expenses

     Other accrued expenses consisted of the following:

	April 3, 2004	January 3, 2004
	(In thousands)
Accrued audit expense	$1,421	$2,285
Accrued marketing and selling costs	5,342	7,180
Accrued royalties	1,028	337
Accrued IT and engineering	949	1,544
Accrued utilities	1,447	822
Accrued sales tax and VAT expense	—	4,462
Other	7,661	7,484

Total other accrued expenses	$17,848	$24,114

ENTERASYS NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued

7.    Restructuring Charges

     The following table summarizes accrued restructuring activity:

	Severance	Facility Exit
	Benefits	Costs	Total
	(In thousands)
Balance, December 28, 2002	$1,616	$6,066	$7,682
Q1 cash payments	(791)	(544)	(1,335)

Balance, March 29, 2003	825	5,522	6,347
Q2 restructuring charge	7,431	772	8,203
Q2 cash payments	(1,908)	(282)	(2,190)

Balance, June 28, 2003	6,348	6,012	12,360
Q3 restructuring charge	6,282	2,056	8,338
Q3 cash payments	(6,416)	(1,072)	(7,488)

Balance, September 27, 2003	6,214	6,996	13,210
Q4 restructuring charge	990	—	990
Q4 cash payments	(3,362)	(313)	(3,675)

Balance, January 3, 2004	3,842	6,683	10,525
Q1 restructuring charge	3,800	685	4,485
Q1 cash payments	(2,161)	(777)	(2,938)

Balance, April 3, 2004	$5,481	$6,591	$12,072

     During the first quarter of fiscal year 2004, the Company developed a plan to align the cost structure of the Company’s business with its Secure Networks strategy. The implementation of this plan is targeted to reduce the Company’s global headcount by approximately 200 individuals from the Company’s 2003 fiscal year end headcount, or 14% of the global workforce. Additionally, the Company has exited two facilities during the first quarter of fiscal year 2004. In connection with the workforce reduction plan initiated during the first quarter of fiscal year 2004, the Company recorded a severance charge of $3.8 million, and recorded facility exit costs of $0.7 million to exit a research facility and a regional sales office.

     The remaining accrued severance costs of $5.5 million as of April 3, 2004 will be paid over the next twelve months; and the remaining accrued facility exit costs of $6.6 million, which consist of long-term lease commitments, will be paid out primarily over the next several years.

     During fiscal year 2003, the Company further evaluated the workforce and skill levels necessary to satisfy the expected future requirements of the business. As a result, the Company implemented plans to eliminate additional positions, and realigned and modified certain roles based on skill assessments. The Company recorded restructuring charges of $17.5 million in fiscal year 2003, which included $14.7 million in employee severance related costs for approximately 405 individuals. The fiscal year 2003 reductions in the global workforce involved most functions within the Company. The Company also recorded $2.8 million of facility exit costs in fiscal year 2003 primarily as a result of consolidation of its North American distribution center into an owned facility with excess space and a decrease in estimated future sublease income anticipated from a vacated facility.

8.    Other Income (Expense), Net

     The following schedule reflects the components of other income (expense), net:

	Three months ended
	April 3, 2004	March 29, 2003
	(In thousands)
Impairment of investments	$(3,420)	$(182)
Recovery of note receivable	—	2,450
Foreign currency loss	(258)	(2,527)
Other, net	811	550

Total other income (expense), net	$(2,867)	$291

ENTERASYS NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued

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

     At December 28, 2002, the Company had a valuation allowance of $3.6 million on the balance of a note receivable, issued as part of a credit agreement related to the Company’s earlier sale of its Digital Networks Product Group, due to significant uncertainty regarding the likelihood that the Company would receive the balance due. During the first quarter of the fiscal year 2003, the Company reduced the valuation allowance to $1.1 million due to a subsequent receipt of a principal payment of approximately $2.5 million on March 31, 2003. At April 3, 2004, the remaining balance on the note receivable of $1.1 million remains unpaid, and is fully offset by a valuation allowance.

9.    Comprehensive Loss

     The Company’s total comprehensive loss was as follows:

	Three months ended
	April 3, 2004	March 29, 2003
	(In thousands)
Net loss	$(35,699)	$(12,293)
Other comprehensive income (loss):
Unrealized loss on marketable securities	(23)	(341)
Foreign currency translation adjustment	119	2,387

Total comprehensive loss	$(35,603)	$(10,247)

10.    Segment Information

     The Company operates its business as one segment, which is the business of designing, developing, marketing and supporting comprehensive networking solutions.

     Net revenue by geography is as follows:

	Three months ended
	April 3, 2004		March 29, 2003
	Revenue	Percent	Revenue	Percent
	(In thousands)
North America	$39,524	45.3%	$51,377	49.2%
Europe, Middle East and Africa	31,920	36.6	35,375	33.9
Asia Pacific	9,245	10.6	10,136	9.7
Latin America	6,505	7.5	7,569	7.2

Total net revenue	$87,194	100.0%	$104,457	100.0%

11.    Loss Per Share

     Basic and diluted net loss per common share is computed using the weighted average number of common shares outstanding. Options to purchase 28.9 million and 27.2 million shares of common stock were outstanding at April 3, 2004 and March 29, 2003, respectively, and 7.9 million warrants to purchase shares of the Company’s common stock were outstanding at April 3, 2004 and March 29, 2003 but were not included in the computation of diluted net loss per share since the effect was anti-dilutive.

ENTERASYS NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued

12.    Commitments and Contingencies

     Legal Proceedings

     In the normal course of the Company’s business, it is subject to proceedings, litigation and other claims. Litigation in general, and securities and intellectual property litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of litigation are difficult to predict. The uncertainty associated with these and other unresolved or threatened legal actions could adversely affect the Company’s relationships with existing customers and impair the Company’s ability to attract new customers. In addition, the defense of these actions may result in the diversion of management’s resources from the operation of the Company’s business, which could impede the Company’s ability to achieve its business objectives. The unfavorable resolution of any specific action could materially harm the Company’s business, operating results and financial condition, and could cause the price of the Company’s common stock to decline significantly.

     Described below are the material legal proceedings in which we are involved:

     Securities Class Action in the District of Rhode Island. Between October 24, 1997 and March 2, 1998, nine shareholder class action lawsuits were filed against the Company and certain of its officers and directors in the United States District Court for the District of New Hampshire. By order dated March 3, 1998, these lawsuits, which are similar in material respects, were consolidated into one class action lawsuit, captioned In re Cabletron Systems, Inc. Securities Litigation (C.A. No. 97-542-JD (N.H.); No. 99-408-S (R.I.)). The case was referred to the District of Rhode Island. The complaint alleges that the Company and several of its officers and directors disseminated materially false and misleading information about its operations and acted in violation of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder during the period between March 3, 1997 and December 2, 1997. The complaint further alleges that certain officers and directors profited from the dissemination of such misleading information by selling shares of its common stock during this period. The complaint does not specify the amount of damages sought on behalf of the class. The defendants have filed an answer denying the allegations in all material respects, and the parties are engaged in limited discovery. If the plaintiffs prevail on the merits of this case, the Company could be required to pay substantial damages.

     Other. In addition, the Company is involved in various other legal proceedings and claims arising in the ordinary course of business. The Company’s management believes that the disposition of these additional matters, individually or in the aggregate, is not expected to have a materially adverse effect on the Company’s financial condition. However, depending on the amount and timing of such disposition, an unfavorable resolution of some or all of these matters could materially affect the Company’s future results of operations or cash flows in a particular period.

     The Company maintains an accrual for various legal and litigation expenses, which amounted to an aggregate of $9.1 million at April 3, 2004. The Company could be obligated to pay up to approximately $3.5 million of the accrued amounts as early as the second quarter of fiscal year 2004, as a result of final disposition of certain litigation matters.

     Indemnification Claims

     The Company’s certificate of incorporation provides for indemnification and advancement of expenses to the Company’s directors and certain of its officers to the maximum extent permitted by Delaware law. Accordingly, the Company, from time to time, may be required to indemnify directors and certain of its officers, including former directors and officers, in various litigation matters, claims or proceedings. During the first quarter of fiscal year 2004, the Company recorded as an operating expense approximately $1.1 million in legal expenses relating to such matters. The Company is currently engaged in legal proceedings against certain insurers to recover these and other expenses and costs incurred by the Company in connection with various litigation matters, claims and proceedings.

     Other

     In some instances prior to fiscal year 2002, customers of the Company received financing for the purchase of equipment from third party leasing organizations and the Company guaranteed the payments of those customers. Most of these guarantees related to the sale of Riverstone equipment. During fiscal year 2003, the Company entered into a $5.5 million settlement agreement with a Riverstone customer for reimbursement of lease guarantee payments made by the Company related to default guarantees of the customer’s equipment lease obligations provided in prior years. The Company recorded the initial receipt of $2.0 million, in fiscal year 2003, as a

ENTERASYS NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued

reduction to selling, general and administrative expense in fiscal year 2003, and the balance of $3.5 million will be paid in 24 installments and recorded as a reduction to operating expense when received due to the uncertainty regarding collectibility of the unpaid amounts. At April 3, 2004, the balance remaining to be received is $2.4 million.

     In addition, the Company has guaranteed a portion of a former subsidiary’s (Aprisma) lease obligations and related maintenance and management fees through 2012. At April 3, 2004, the amount of the guarantee was $4.0 million and automatically reduces to $3.0 million on February 1, 2009, to $2.0 million on February 1, 2010 and to $1.0 million on February 1, 2011 and terminates on February 1, 2012. The Company estimates the fair value of the guarantee to be between $2.0 million and $4.0 million based on current market rates for similar property. The Company is indemnified by the acquirer of Aprisma for up to $3.5 million in losses it may incur in connection with this guarantee. The Company has pledged $4.8 million to secure this guarantee.

     The Company is committed to make up to $12.0 million of additional capital contributions among two venture capital funds in which the Company is already an investor. In the event of future capital calls, the Company could be required to fund some or all of this commitment. If the Company fails to make a required contribution, the Company may be obligated to immediately pay aggregate capital contributions of $22.0 million based on the original commitment. Based on recent communications from these funds, the Company expects approximately $2.0 million to $3.0 million of the remaining commitment could be called by the funds during fiscal year 2004, including $1.1 million paid in April 2004. The Company cannot predict the likelihood or timing of capital calls for the remaining commitment. The Company is pursuing the sale of these funds to minimize future capital call funding requirements.

13.    Related Party Transactions

Investments

     The Company has minority investments in debt and equity securities of certain companies. The Company does not have a controlling interest in these entities. Revenue recognized from sales to investee companies was $2.1 million and $0.3 million for the three months ended April 3, 2004 and March 29, 2003, respectively, and was related to cash transactions with normal terms and conditions.

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

     We refer to our current fiscal year, the twelve-month period ending January 1, 2005 as “fiscal year 2004”, the twelve-month period ended January 3, 2004 as “fiscal year 2003” and the twelve-month period ended December 28, 2002 as “fiscal year 2002” throughout this Item.

     All references in this quarterly report to “Enterasys Networks,” “we,” “our,” or “us,” mean Enterasys Networks, Inc.

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

     Net revenues were $87.2 million for the first quarter of fiscal year 2004, which represents a 15.6% decline from the fourth quarter of fiscal year 2003, and a 16.5% decline from the first quarter of fiscal year 2003. The decline is the result of lower sales from older generation products which were only partially offset by sales of new products, declining service revenue due to the expiration of maintenance contracts on older generation products, some customer specific pricing pressure, delays in various government budget cycles and sales execution issues. We are focused on implementing changes to improve our competitive position and sales execution as well as continuing our product refresh, consistent with our goal of increasing net revenues. During the first quarter of fiscal year 2004, we initiated the following actions:

•	Appointed a new Executive Vice President of Worldwide Sales and Service;

•	Initiated an advertising campaign focusing on our Secure Networks™ capabilities;

•	Formed an alliance with Lucent Technologies aimed at broadening our market reach through the Lucent professional services organization;

•	Continued refreshing our entire product line, including introducing eight new modules for our Matrix N Series switching products, our Dragon Remote Site Appliance intrusion detection sensor for enterprise remote sites and managed security service providers, our AP3000 dual-radio (a/g) wireless access point, and a new variant of our Matrix C Series standalone switch; and

•	Initiated a new cost reduction plan intended to ultimately reduce our annual costs by an aggregate of approximately $28 million.

     The successful introduction of our new products is essential to our goal of increasing revenue from the levels attained during the first quarter of fiscal year 2004. New product revenue, defined as revenue realized from products introduced during the prior twelve months, accounted for approximately 45% of product shipments during the first quarter of fiscal year 2004. Our new Matrix N Series switching products, which were introduced during the second quarter of fiscal year 2003 accounted for approximately 33% of product shipments during the first quarter of fiscal year 2004, up from 25% of product shipments during the fourth quarter of fiscal year 2003. New product introductions planned for the remainder of fiscal year 2004 include new modules and functionality for our Matrix N Series switching products, enhanced capabilities for our Matrix V Series stackable switching products, a new stackable Matrix C Series switch, enhancements to our wireless products, enhancements to our Dragon intrusion detection software and NetSight network management software, and the introduction of a new core routing platform.

     During the first quarter of fiscal year 2004, we developed a plan to align the cost structure of our business with our Secure Networks strategy. The implementation of this plan is targeted to reduce our global headcount by approximately 200 individuals from our 2003 fiscal year end headcount, or 14% of the global workforce. Additionally, we have exited two facilities during the first quarter of fiscal year 2004, and we expect to close additional offices as we consolidate our excess space. In connection with the workforce reduction plan initiated during the first quarter of fiscal year 2004, we recorded a severance charge of $3.8 million, and we recorded facility exit costs of $0.7 million to exit a research facility and a regional sales office. The implementation of this plan, which should be completed by the end of the third quarter of fiscal year 2004, is intended to reduce our annual costs by approximately $28.0 million. The workforce reductions will involve all functions of our business. To the extent we identify additional cost savings opportunities there could be additional restructuring charges in future periods.

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

	Three months ended
	April 3, 2004	March 29, 2003
Net revenue:
Product	72.0%	71.3%
Services	28.0	28.7

Total net revenue	100.0	100.0

Cost of revenue:
Product	53.2	55.8
Services	41.1	33.2

Total cost of revenue	49.8	49.3

Gross Margin:
Product gross margin	46.8	44.2
Services gross margin	58.9	66.8

Total gross margin	50.2	50.7

Research and development	23.5	19.2
Selling, general and administrative	48.7	42.8
Amortization of intangible assets	1.8	1.6
Impairment of intangible assets	10.0	—
Restructuring charges	5.1	—

Total operating expenses	89.1	63.6

Loss from operations	(38.9)%	(12.9)%

First Quarter of Fiscal Year 2004 Compared to the First Quarter of Fiscal Year 2003

Net Revenue

     Net revenue decreased by $17.3 million, or 16.5%, from $104.5 million in the first quarter of fiscal year 2003 to $87.2 million in the first quarter of fiscal year 2004 due to lower product sales, as well as lower revenue from maintenance contracts. Geographically, net revenue decreased from the first quarter of fiscal 2003 to the first quarter of fiscal 2004 in all regions, with the most significant decrease in North America which decreased by 23.1%, or $11.9 million.

     Net product revenue decreased by $11.7 million, or 15.7%, from $74.5 million in the first quarter of fiscal year 2003 to $62.8 million in the first quarter of fiscal year 2004. The decline in net product revenue is primarily a result of lower sales from older generation products which were only partially offset by sales of new products, some customer specific pricing pressure, delays in various government budget cycles and sales execution issues. During fiscal year 2003, we developed a sales coverage model designed to effectively leverage our internal resources, as well as those of our partners, with the goal of reaching customers that had not purchased from us for an extended period of time as well as customers that had never done business with us. During the first quarter of fiscal year 2004, we recognized that the timely implementation of this coverage plan needed improvement. As a result, we appointed a new Executive Vice President of Worldwide Sales and Service, and initiated other management changes required within the North American sales organization.

     Net services revenue decreased by $5.6 million, or 18.7%, from $30.0 million in the first quarter of fiscal year 2003 to $24.4 million in the first quarter of fiscal year 2004. The decrease in net services revenue is primarily due to a declining maintenance revenue base resulting from the expiration of higher priced maintenance contracts on older generation products, as well as a reduction in volume and price on outsourcing contracts. For the next several quarters, net services revenue is likely to remain relatively flat as compared to the first quarter.

Gross Margin

     Total gross margin decreased by $9.2 million, from $53.0 million in the first quarter of fiscal year 2003 to $43.8 million in the first quarter of fiscal year 2004. Total gross margin as a percentage of net revenue decreased to 50.2% in the first quarter of fiscal year 2004, as compared to 50.7% in the first quarter of fiscal year 2003. The implementation of our cost reduction plan, which should be completed by the end of the third quarter of fiscal year 2004, is intended to reduce our annual cost of revenue by approximately $4.0 million.

     Product gross margin increased to 46.8% compared to 44.2% in the first quarter of fiscal year 2003. The product gross margin percentage improvement was principally due to lower supply costs from our contract manufacturers. This cost improvement was partially offset by some customer specific pricing pressure, as well as an increase in provisions for excess and obsolete inventories. We recorded a $3.1 million charge for excess and obsolete inventory during the first quarter of fiscal year 2004 primarily due to lower projected sales of older generations of our switching products. During the first quarter of fiscal year 2003 we recorded a charge for excess and obsolete inventory of $1.9 million.

     Services gross margin percentage decreased from 66.8% in the first quarter of fiscal year 2003 to 58.9% in the first quarter of fiscal year 2004, primarily due to the 18.7% decline in net services revenue. We expect that services gross margin percentage will not increase much above 60% until the growth in new product sales and associated maintenance contracts are sufficient to replace the expiration of legacy maintenance contracts.

Operating Expenses

     Research and development expense increased by $0.5 million from $20.0 million in the first quarter of fiscal year 2003, to $20.5 million in the first quarter of fiscal year 2004. The increase in research and development expenses from the prior year was primarily due to an increase in labor costs of $1.1 million, predominantly related to the development of our new core routing platform. This cost increase was partially offset by a reduction in depreciation expense and lower pilot and prototyping expenses.

     Selling, general and administrative (“SG&A”) expense decreased by $2.3 million from $44.7 million in the first quarter of fiscal year 2003 to $42.4 million in the first quarter of fiscal year 2004. The decrease in SG&A expense was primarily the result of a decrease of $3.5 million in labor related costs primarily as a result of workforce reductions and a $2.6 million decrease in costs associated with the settled SEC investigation and the shareholder lawsuits and related audit fees. The decrease in SG&A expense was partially offset by an increase in marketing and advertising expenditures of $2.3 million primarily relating to the launch of our Secure Networks campaign and a $0.8 million reduction in bad debt recoveries. We expect an increase in advertising expenses related to our Secure Networks campaign of approximately $1.6 million in the second quarter of fiscal year 2004 above the levels expended during the first quarter of fiscal year 2004. During the first quarter of fiscal year 2004, we recorded as SG&A expense approximately $1.1 million in legal expenses related to indemnification of individuals in connection with various litigation matters, claims and proceedings. We expect to incur similar costs over the next several quarters.

     The implementation of our cost reduction plan, which should be completed by the end of the third quarter of fiscal year 2004, is intended to reduce our annual operating expenses by approximately $24.0 million.

Amortization of Intangible Assets

     Amortization of intangible assets decreased by $0.1 million from $1.7 million in the first quarter of fiscal year 2003 to $1.6 million in the first quarter of fiscal year 2004, mostly as a result of some intangibles becoming fully amortized. Future intangibles amortization expense will decrease by $0.7 million per quarter as a result of the impairment of certain technology related intangible assets during the first quarter of fiscal year 2004.

Impairment of Intangible Assets

     During the first quarter of fiscal year 2004, we recorded an impairment charge of $8.7 million relating to the write-down of patents and technology intangible assets recorded in connection with our fiscal year 2001 acquisition of Indus River Networks. In conjunction with our first quarter restructuring plan, we decided to curtail certain development efforts which reduced forecasted demand on future products that would have used this technology. As a result, the intangible assets’ fair value was determined to be zero based on a discounted cash flows analysis.

Restructuring Charges

     During the first quarter of fiscal year 2004, we developed a plan to align the cost structure of our business with our Secure Networks strategy. The implementation of this plan is targeted to reduce our global headcount by approximately 200 individuals from our year end fiscal year 2003 headcount, or 14% of the global workforce. Additionally, we have exited two facilities during the first quarter of fiscal year 2004, and we expect to close additional offices as we consolidate our excess space. In connection with the workforce reduction plan initiated during the first quarter of fiscal year 2004, we recorded a severance charge of $3.8 million, and we recorded facility exit costs of $0.7 million to exit a research facility and a regional sales office. During the first quarter of fiscal year 2003, we recorded no restructuring charges. To the extent we identify additional cost savings opportunities there could be additional restructuring charges in future periods.

Interest Income, net

     Interest income, net declined from $1.7 million in the first quarter of fiscal year 2003 to $0.9 million in the first quarter of fiscal year 2004, principally due to lower average cash and investment balances available for investing.

Other (Expense) Income, net

     Other (expense) income, net decreased to $2.9 million of expense for the first quarter of fiscal 2004 from $0.3 million of income for the first quarter of fiscal year 2003 mainly due to investment impairments of $3.4 million for the first quarter of fiscal year 2004 as compared to $0.2 million for the first quarter of fiscal year 2003. We review our minority investments in debt and equity securities of privately held companies for potential impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Many factors are considered in assessing potential impairments. Such events or factors include declines in the investees’ stock price in new rounds of financing, market capitalization relative to book value, deteriorating financial condition or results of operations, and bankruptcy or insolvency. From time to time, we may engage third party experts to estimate the recoverable value of investments management may consider selling. We are currently considering selling our interests in certain private venture funds. At April 3, 2004, our minority investments totaled $9.0 million. The concentration of our investments in privately-held companies, many of which are in the start-up or development stage, expose our investments to increased risk. If these companies are not successful, we could incur additional impairment charges and lose our entire investment.

Income Tax (Benefit) Expense

     We do not record an income tax benefit for losses generated in the U.S. due to the uncertainty of realizing such benefits and the fact that we have fully utilized our tax loss carryback benefits. Due to certain foreign and state taxes, we recorded an income tax benefit of $0.3 million for the first quarter of fiscal year 2004 and net income tax expense of $0.7 million for the first quarter of fiscal year 2003.

Liquidity and Capital Resources

     The sections below discuss the commitments on our liquidity and capital resources, and the effects of changes in our balance sheet and cash flows.

     Commitments

     The following is a summary of our significant contractual cash obligations and other commercial commitments as of April 3, 2004:

		Less than	1-3	4-5	Over 5
Contractual Cash Obligations	Total	1 Year	Years	Years	Years
	(In millions)
Non-cancelable lease obligations	$42.7	$12.0	$16.6	$8.7	$5.4
Non-cancelable purchase commitments.	24.0	24.0	—	—	—

Total contractual cash obligations	$66.7	$36.0	$16.6	$8.7	$5.4

		Less than	1-3	4-5	Over 5
Other Commercial Commitments	Total	1 year	Years	Years	Years
	(In millions)
Aprisma lease payment guarantees (1)	$4.0	$—	$—	$—	$4.0
Venture capital commitments (2)	12.0	3.0	9.0	—	—

Total commercial commitments	$16.0	$3.0	$9.0	$—	$4.0

(1)	The Aprisma lease guarantee reduces to $3.0 million in 2009, $2.0 million in 2010, $1.0 million in 2011 and terminates in 2012. We are indemnified for up to $3.5 million in losses.

(2)	We are committed to make up to $12.0 million of additional capital contributions among two venture capital funds in which we are an investor. In the event of future capital calls, we could be required to fund some or all of this commitment. If we fail to make a required contribution, we may be obligated to immediately pay aggregate capital contributions of $22.0 million based on the original commitment. Based on recent communications from these funds, we expect approximately $2.0 million to $3.0 million of the remaining commitment could be called by the funds during fiscal year 2004, including $1.1 million which we paid in April 2004. We cannot predict the likelihood or timing of capital calls for the remaining commitment. We are pursuing the sale of these funds to minimize future capital call funding requirements.

     Accrued severance costs of $5.5 million as of April 3, 2004 will be paid out over the next twelve months; and the remaining accrued exit costs of $6.6 million, which consisted of long-term lease commitments, will be paid as follows: $2.3 million for the remainder of fiscal year 2004, $1.2 million in fiscal year 2005, $1.1 million in fiscal year 2006, $0.4 million in fiscal year 2007 and fiscal year 2008, and $1.2 million thereafter.

     We maintain an accrual for legal and litigation expenses, which amounted to $9.1 million at April 3, 2004. We could be obligated to pay up to approximately $3.5 million of the accrued amounts during the second quarter of fiscal year 2004, as a result of final settlements on certain litigation matters. We are currently engaged in legal proceedings against certain insurers to recover expenses incurred by us in connection with various litigation matters and other claims and proceedings.

     Balance Sheet and Cash Flows

     As of April 3, 2004, our liquid investments totaled $191.2 million, as compared to $202.5 million at January 3, 2004, and consisted of $131.7 million of cash and cash equivalents, $24.6 million of marketable securities and $34.9 million of long-term marketable securities. In connection with the issuance of letters of credit by several banking institutions, we have agreed to maintain specified amounts of cash, cash equivalents and marketable securities in collateral accounts controlled by those institutions. These assets totaled $10.8 million at April 3, 2004, and are classified as “Restricted cash, cash equivalents and marketable securities” on our balance sheet. The decrease in liquid investments during the first quarter of fiscal year 2004 is the result of the loss from operations, the payment of certain accrued expenses, and investments in our information technology infrastructure. Based on our liquid investment position at April 3, 2004, we believe that we have sufficient liquid investments to fund our on-going operations and future obligations for at least the next twelve months.

     Net cash used in operating activities was $18.1 million for the three months ended April 3, 2004 and consisted of a $14.7 million loss from operations after adjustments for certain non-cash items, plus working capital uses of $3.4 million primarily due to annual incentive payments to employees and the timing of value added tax payments in our EMEA region. We expect to use cash for operating activities during the second quarter of fiscal year 2004 due to an expected operating loss, the timing of payments relating to accounts payable and accrued severance.

     Capital expenditures for the first quarter of fiscal year 2004 were $3.4 million and consisted of information technology purchases and upgrades, assets purchased to support outsourcing contracts and equipment and software used in research and development activities. We expect capital spending of approximately $13.0 million to $16.0 million for the remainder of fiscal year 2004. Restricted cash decreased by $7.9 million during the first quarter of fiscal year 2004 as restrictions relating to standby letters of credit were released.

     Accounts receivable, net of allowance for doubtful accounts, were $31.7 million at April 3, 2004 compared with $37.5 million at January 3, 2004. The decrease in accounts receivable is due primarily to the decline in net revenue. The number of days sales outstanding was 33 days at both April 3, 2004 and January 3, 2004.

     Inventories were $27.8 million at April 3, 2004 or 6.2 turns per annum, compared with $29.0 million at January 3, 2004 or 5.6 turns per annum. Inventories have decreased during fiscal year 2004 primarily as a result of $3.7 million in inventory write-downs and a decrease in channel inventories. We expect future cash commitments related to inventory purchases to vary based on sales order demand. In addition, the nature and timing of our new product introductions as well as our competitors’ new products entering the markets we serve could have an adverse affect on our inventory levels in the future and may result in additional excess and obsolete inventory provisions.

     Accounts payable at April 3, 2004 of $43.0 million increased from $39.7 million at January 3, 2004 due in part to increased expenses for marketing and advertising programs and the timing of payments related to product purchases.

Application of Critical Accounting Policies

     Our significant accounting policies are described in Note 2 to the consolidated financial statements included in Item 8 of our annual report on Form 10-K for the fiscal year ended January 3, 2004. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience, current conditions and various other assumptions that are believed to be reasonable under the circumstances. The markets for our products are characterized by rapid technological development, intense competition and frequent new product introductions, any of which could affect the future realizability of our assets. Estimates and assumptions are reviewed on an ongoing basis and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Actual results could differ from those estimates under different assumptions or conditions. We believe the following critical accounting policies impact our judgments and estimates used in the preparation of our consolidated financial statements.

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

     We recognize revenue on arrangements where software and services were bundled in accordance with SOP 97-2 “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Recognition, With Respect to Certain Transactions.” We allocate the total fee on such arrangements based on the relative fair values of each element. Our ability to recognize revenue in the future may be affected if actual selling prices are significantly less than the fair values.

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

     Inventory Valuation Reserves. Inventory purchases and commitments are based upon future demand forecasts. Reserves for excess and obsolete inventory are established to account for the potential differences between our forecasted demand and the amount of purchased and committed inventory. We periodically experience variances between the amount of inventory purchased and contractually committed to and our demand forecasts, resulting in excess and obsolete inventory charges. In addition, we periodically adjust service spares inventory to net realizable value, as well as reserve for service parts in excess of usage estimates. At April 3, 2004, our inventory valuation reserves were $33.5 million.

     Valuation of Goodwill. Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. In accordance with Financial Accounting Standards Board, or FASB, Statement of Financial Standards, or SFAS, No. 142, goodwill is subject to an annual impairment test using a fair-value-based approach. In assessing the fair value of goodwill, we make projections regarding future cash flow and other estimates. If these projections or other estimates change in the future, we may be required to record an impairment charge. At April 3, 2004, the carrying value of goodwill on our balance sheet was $15.1 million. Based on our annual impairment test, we did not record an impairment charge during fiscal year 2003.

     Valuation of Long-lived Assets. Long-lived assets are comprised of property, plant and equipment and intangible assets with finite lives. We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable through projected undiscounted cash flows expected to be generated by the asset. When we determine that the carrying value of intangible assets and fixed assets may not be recoverable, we measure impairment by the amount by which the carrying value of the asset exceeds the related fair value. Estimated fair value is generally based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the business underlying the asset in question. At April 3, 2004, the carrying value of long-lived assets, including fixed assets and intangible assets, was $43.5 million. During the first quarter of fiscal year 2004, we recorded impairment charges of $8.7 million relating to certain technology related intangibles due to the decision not to utilize this technology in future products, and the reduction of development efforts for products that currently utilize this technology.

     Valuation of Investments. We maintain certain minority investments in debt and equity securities of companies that were acquired for cash and in non-monetary transactions whereby we exchanged inventory or product credits for preferred or common stock or convertible notes. We review investments for potential impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Many factors are considered in assessing potential impairments. Such events or factors include declines in the investees’ stock price in new rounds of financing, market capitalization relative to book value, deteriorating financial condition or results of operations and bankruptcy or insolvency. From time to time, we may engage third party experts to estimate the recoverable value of investments management may consider selling. Appropriate reductions in carrying value are recognized in other (expense) income, net in the consolidated statements of operations. We are currently considering selling our interests in several private venture funds, which would eliminate future capital call obligations. At April 3, 2004, the carrying value of these investments on our balance sheet was $9.0 million. We incurred impairment charges of $3.4 million relating to these investments during the first quarter of fiscal year 2004.

     Restructuring Reserves. We have periodically recorded restructuring charges in connection with our plans to reduce the cost structure of our business. These restructuring charges, which reflect management’s commitment to a termination or exit plan that will be completed within twelve months, require management’s judgment and may include severance benefits and costs for future lease commitments or excess facilities, net of estimated future sublease income. In determining the amount of the facility exit costs, we are required to estimate such factors as future vacancy rates, the time required to sublet properties and sublease rates. If the actual cost incurred exceeds the estimated cost, an additional charge to earnings will result. If the actual cost is less than the estimated cost, a reduction to special charges will be recognized in the statement of operations. During the first quarter of fiscal year 2004, we recorded restructuring charges of approximately $4.5 million of which $3.8 million consisted of severance costs and $0.7 million for facility exit costs. At April 3, 2004, we have estimated sublease income associated with vacated facilities of approximately $1.8 million. This estimate of sublease income is subject to change based on known real estate market conditions.

     Income Taxes. We estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we increase or decrease our income tax provision in our statement of operations. If any of our estimates of our prior period taxable income or loss prove to be incorrect, material differences could impact the amount and timing of income tax benefits or payments for any period. In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions. We recognize potential liabilities for anticipated tax audit issues in the U.S and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If our estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result.

     Summary of Critical Estimates Included in Our Consolidated Results of Operations. The following table summarizes the (income) expense impact on our results of operations arising from our critical accounting estimates:

	Three months ended
	April 3,	March 29,
	2004	2003
Net recoveries of doubtful accounts and notes receivable	$(0.6)	$(3.8)
Provision for inventory write-downs	3.7	1.9
Impairment of investments	3.4	0.2
Restructuring charges	4.5	—
Deferred tax asset valuation provision	(10.2)	3.9
Impairment of intangible assets	8.7	—

Total expense from critical accounting estimates	$9.5	$2.2

New Accounting Pronouncements

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

Risks Related to our Financial Results and Condition

Worldwide and regional economic uncertainty, increased market competition and recent political and social turmoil may continue to negatively affect our business and revenue and continue to make forecasting more difficult

     Our business is subject to the effects of general worldwide economic conditions, particularly in the United States and Europe, the Middle East and Africa, and market conditions in the networking industry, which have been particularly uncertain. Recent political and social turmoil, such as terrorist and military actions, as well as the effects of hostilities involving the U.S. in the Middle East or anywhere else in the world, and any continuation or repercussions thereof or responses thereto, may put further pressure on uncertain worldwide economic conditions, particularly if they continue for an extended period of time. If economic or market conditions remain uncertain, fail to improve or worsen, our business, revenue, and forecasting ability will continue to be negatively affected, which could harm our results of operations and financial condition.

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

We have a history of losses in recent years and may not operate profitably in the future

     We have experienced losses in recent years and may not achieve or sustain profitability in the future. We will need to either generate higher revenue or reduce our costs to achieve and maintain consistent profitability. We may not be able to generate higher revenue or reduce our costs, and if we do achieve profitability, we may not be able to sustain or increase our profitability over subsequent periods. Our revenue has been negatively affected by weaker economic conditions worldwide, which has increased price and technological competition for most of our products, as well as resulted in longer selling cycles. If uncertain worldwide economic conditions continue for an extended period of time, our ability to maintain and increase our revenue may be significantly limited. In addition, while we continue to implement cost reduction plans designed to decrease our expenses, including reductions in the size of our workforce, we will continue to have large fixed expenses and expect to continue to incur significant sales and marketing, product development, customer support and service and other expenses. Our additional cost-cutting efforts may result in the recording of additional financial charges, such as workforce reduction costs, facilities reduction costs, asset write downs and contractual settlements. Further, our workforce reductions may impair our ability to realize our current or future business objectives. Costs incurred in connection with our cost-cutting efforts may be higher than the estimated costs of such actions and may not lead to anticipated cost savings. As a result, our cost-cutting efforts may not result in a return to profitability.

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

     Our quarterly operating results may vary significantly from quarter to quarter in the future due to a number of factors, including:

•	fluctuations in the demand for our products and services;

•	the timing and size of sales of our products or the cancellation or rescheduling of significant orders;

•	the length and variability of the sales cycle for our products;

•	the timing of implementation and product acceptance by our customers and by customers of our distribution partners;

•	the timing and success of new product introductions;

•	increases in the prices or decreases in the availability of the components we purchase;

•	price and product competition in the networking industry;

•	our ability to source and receive from third party sources appropriate product volumes and quality;

•	our ability to execute on our operating plan and strategy;

•	manufacturing lead times and our ability to maintain appropriate inventory levels;

•	the timing and level of research, development and prototype expenses;

•	the mix of products and services sold;

•	changes in the distribution channels through which we sell our products and the loss of distribution partners;

•	the uncertainties inherent in our accounting estimates and assumptions and the impact of changes in accounting principles;

•	our ability to achieve targeted cost reductions;

•	the pending securities litigation;

•	indemnity claims by current or former directors and eligible officers; and

•	general economic conditions as well as those specific to the networking industry.

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

Our failure to improve and successfully implement our management information systems and internal controls could harm our business

     We have reviewed our systems controls and operating procedures and identified improvements which could be made. Pursuant to new SEC rules under the Sarbanes-Oxley Act of 2002, we are required to include in our future Form 10-K filings a report by our management as to the effectiveness of our internal controls and procedures for financial reporting. Beginning with our Form 10-K for fiscal year 2004, our independent auditors will be required to attest to and report on the evaluation by management. Although we have implemented a number of changes designed to improve our systems and controls, including organizational changes, implementation of new business systems, communication of revenue recognition and other accounting policies to all of our employees, implementation of an internal audit function, new approval procedures and various other initiatives, including extensive supervisory and management oversight along with process improvement programs, we anticipate making additional changes to improve our systems controls and procedures, some of which may result in higher future operating expenses and capital expenditures. In addition, we plan to make continued upgrades to our management information systems. The implementation of these upgrades involves significant effort and is complex. If we are unable to successfully and/or timely implement these upgrades, our business could be disrupted and our financial condition harmed.

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

We continue to introduce new products, and if our customers delay product purchases or choose alternative solutions, our revenue could decline, we may incur excess and obsolete inventory charges, and our financial condition could be harmed

     We are in the process of introducing new versions of our entire product portfolio. Many of our customers may initially require additional time to evaluate our new products, extending the sales cycle, or may choose alternative solutions. In addition, sales of our existing products could decline as customers await the release of our new products and, as a result, we could be exposed to an increased risk of excess quantities of slow moving product or inventory obsolescence. If customers defer purchasing decisions or choose alternative solutions in connection with our new product introductions, our revenue could decline and our financial condition could be harmed.

Pending and future litigation could materially harm our business, operating results and financial condition

     Several lawsuits have been filed against us and our directors in recent years, including nine shareholder class action lawsuits filed between October 24, 1997 and March 2, 1998. See “Part II, Item 1 — Legal Proceedings” of this quarterly report for a more detailed discussion of pending litigation. The unfavorable resolution of any specific lawsuit could materially harm our business, operating results and financial condition, and could cause the price of our common stock to decline significantly.

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

We maintain investments in early stage, privately held technology companies, value-added resellers, and venture capital funds and we could lose our entire investment in these companies

     We have made investments in privately-held technology companies and value-added resellers, many of which are in the start-up or development stage, and venture capital funds that invest in similar start-up companies. Investments in these companies are inherently risky as the technologies or products they have under development, or the services they propose to provide, are often in early stages of development and may never materialize. We may never realize any benefits or financial returns from these investments, and, if these companies are not successful, we could lose our entire investment. The concentration of our investments in a small number of related industries, primarily telecommunications, exposes our investments to increased risk, particularly if these industries continue to be adversely affected by continued worldwide economic uncertainty. At April 3, 2004, these investments totaled approximately $9.0 million. During the quarter ended April 3, 2004, we recorded impairment losses of $3.4 million relating to these investments.

     We are committed to make up to $12.0 million of additional capital contributions among two venture capital funds in which we are an investor. In the event of future capital calls, we could be required to fund some or all of this commitment. If we fail to make a required contribution, we may be obligated to immediately pay aggregate capital contributions of $22.0 million based on the original commitment. Based on recent communications from these funds, we expect approximately $2.0 million to $3.0 million of the remaining commitment could be called by the funds during fiscal year 2004, including $1.1 million which we paid in April 2004. We cannot predict the likelihood or timing of capital calls for the remaining commitment. We are pursuing the sale of these funds to minimize future capital call funding requirements; however, we may be unsuccessful in these efforts and our liquidity position would be harmed

We are exposed to the credit risk of some of our customers

     Our payment terms are typically 30 days in the United States, and sometimes longer internationally. We assess the payment ability of our customers in granting such terms and maintain reserves that we believe are adequate to cover doubtful accounts, however, some of our customers, particularly in Latin America and China, are experiencing, or may experience, reduced revenue and cash flow problems, and may be unable to pay, or may delay payment for, amounts owed to us. Although we monitor the credit risk of our customers, we may not be effective in managing our exposure. If our customers are unable to pay amounts owed to us or cancel outstanding orders, our forecasting ability, cash flow and revenue could be harmed and our business and results of operations may be adversely affected.

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

     In addition, a significant amount of our sales through our channel partners are to entities that rely in whole or in part on public sources of funding such as federal, state and local government, education and healthcare. Entities relying in whole or in part on public funding often face significant budgetary pressure, which may cause these customers to delay, reduce or forego purchasing from us. If these customers are unable to make, reduce or delay planned purchases, our forecasting ability will be negatively affected and our business, revenue and results of operations could be harmed.

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

     In addition, because our contract manufacturers produce our products based on forward-looking demand projections that we supply to them, we may be unable to respond quickly to sudden changes in demand. With respect to sudden increases in demand, we may be unable to satisfy this demand with our products, thereby forfeiting revenue opportunities and damaging our customer relationships, and with respect to sudden decreases in demand, we may find ourselves with excess inventory, which could expose us to high manufacturing costs compared to our revenue in a financial quarter and increased risks of inventory obsolescence. These factors contributed to a total of $3.7 million provision for inventory write-downs during the first quarter of fiscal year 2004, a $12.2 million charge for fiscal year 2003 and a $17.9 million charge in fiscal year 2002.

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

Other Risks Related to our Business

Our significant sales outside the United States subject us to increasing foreign political and economic risks, including foreign currency fluctuations

     Our sales to customers outside of the United States accounted for approximately 54.7%, 50.7% and 43.6% of our revenue for the fiscal quarter ended April 3, 2004, and fiscal years 2003 and 2002, respectively. We are seeking to expand our international presence by establishing arrangements with distribution partners as well as through strategic relationships in international markets.

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

     Foreign Currency Exchange Risk. Due to our global operating and financial activities, we are exposed to changes in foreign currency exchange rates. At April 3, 2004, we had net asset exposures to the Australian Dollar, Eurodollar, Japanese Yen and Brazilian Real. These exposures may change over time as business practices evolve and could materially harm our financial results and cash flows.

     To minimize the potential adverse impact of changes in foreign currency exchange rates, we, at times, have used foreign currency forward and option contracts to hedge the currency risk inherent in our global operations. We do not use financial instruments for trading or other speculative purposes, nor do we use leveraged financial instruments. Gains and losses on these contracts are largely offset by gains and losses on the underlying assets and liabilities. We had no foreign exchange forward or option contracts outstanding at April 3, 2004.

     Equity Price Risk. We maintain a small amount of investments in marketable equity securities of publicly-traded companies. At April 3, 2004, these investments were considered available-for-sale with any unrealized gains or losses deferred as a component of stockholders’ equity. It is not customary for us to make investments in equity securities of publicly traded companies as part of our investment strategy. In the past, we have also made strategic equity and convertible debt investments in privately-held technology companies, many of which are in the start-up or development stage. Investments in these companies are highly illiquid and inherently risky as the technologies or products they have under development, or the services they propose to provide, are typically in early stages of development and may never materialize. If these companies are not successful, we could lose our entire investment. The concentration of our investments in a small number of related industries, primarily telecommunications, exposes our investments to increased risk, particularly if these industries continue to be adversely affected by the worldwide economic slowdown. At April 3, 2004, these investments totaled $9.0 million. During the first quarter of fiscal year 2004, we recorded impairment losses of $3.4 million relating to these investments. While our financial results may be materially adversely affected by fluctuations in the value of these investments, we do not expect a material impact on our cash flows.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     An evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter covered by this quarterly report on Form 10-Q was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on and as of the date of that evaluation, the CEO and CFO concluded that our disclosure controls and procedures are sufficient to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Controls

     Our management has assessed our internal controls in each of the regions in which we operate as of the end of the fiscal quarter covered by this quarterly report on Form 10-Q. Management continues to seek opportunities to improve our internal controls and has assigned the highest priority to implementing improvements to our internal controls. Specifically, since January 3, 2004, we have implemented the following improvements and additional procedures:

1.	Implementation of our Enterprise Resource Planning, or ERP, system in our EMEA and Asia Pacific operations as of January 4, 2004, and upgrades to our financial reporting systems in Latin America; and

2.	Development and implementation of additional financial, accounting and other policies and procedures and publication of these policies on our internal website.

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

     Described below are the material legal proceedings in which we are involved:

     Securities Class Action in the District of Rhode Island. Between October 24, 1997 and March 2, 1998, nine shareholder class action lawsuits were filed against us and certain of our officers and directors in the United States District Court for the District of New Hampshire. By order dated March 3, 1998, these lawsuits, which are similar in material respects, were consolidated into one class action lawsuit, captioned In re Cabletron Systems, Inc. Securities Litigation (C.A. No. 97-542-JD (N.H.); No. 99-408-S (R.I.)). The case was referred to the District of Rhode Island. The complaint alleges that we and several of our officers and directors disseminated materially false and misleading information about our operations and acted in violation of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder during the period between March 3, 1997 and December 2, 1997. The complaint further alleges that certain officers and directors profited from the dissemination of such misleading information by selling shares of our common stock during this period. The complaint does not specify the amount of damages sought on behalf of the class. The defendants have filed an answer denying the allegations in all material respects, and the parties are engaged in limited discovery. If the plaintiffs prevail on the merits of this case, we could be required to pay substantial damages.

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

We furnished a current report on Form 8-K on February 10, 2004 to report our financial results for the fiscal year ended January 3, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTERASYS NETWORKS, INC.
Date: May 7, 2004	By:	/s/ William K. O’Brien
William K. O’Brien
Chief Executive Officer and Director

ENTERASYS NETWORKS, INC.
Date: May 7, 2004	By:	/s/ Richard S. Haak, Jr.
Richard S. Haak, Jr.
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification of William K. O’Brien under Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Richard S. Haak, Jr. under Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of William K. O’Brien under Section 906 of the Sarbanes-Oxley Act.*

32.2	Certification of Richard S. Haak, Jr. under Section 906 of the Sarbanes-Oxley Act.*

*	The certifications under section 906 are being “furnished” hereunder and shall not be deemed “filed” for purposes of section 18 of the Securities Exchange Act of 1934