Form 10-Q
period 2004-07-03
ENTERASYS NETWORKS INC /DE/
filed 2004-08-12
CIK 846909

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JULY 3, 2004

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

      As of August 5, 2004 there were 210,485,577 shares of Enterasys common stock, $0.01 par value, outstanding.

================================================================================

                                TABLE OF CONTENTS

                                                                                                                      PAGE
                                                                                                                      ----
PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements
          Consolidated Balance Sheets at July 3, 2004 and January 3, 2004.........................................      3
          Consolidated Statements of Operations for the three and six months ended July 3, 2004 and June 28,......      4
            2003..................................................................................................
          Consolidated Statements of Cash Flows for the six months ended July 3, 2004 and June 28, 2003...........      5
          Notes to the Consolidated Financial Statements..........................................................      6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.....................     12
Item 3. Quantitative and Qualitative Disclosures About Market Risk................................................     32
Item 4. Controls and Procedures...................................................................................     33

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.........................................................................................     33
Item 4. Submission of Matters to a Vote of Security Holders.......................................................     34
Item 6. Exhibits and Reports on Form 8-K..........................................................................     34
Signatures........................................................................................................     36

PART I-- FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                            ENTERASYS NETWORKS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                                    JULY 3,       JANUARY 3,
                                                                                                     2004            2004
                                                                                                  -----------    -----------
                                                                                                  (IN THOUSANDS, EXCEPT SHARE
                                                                                                     AND PER SHARE AMOUNTS)
                                                                                                  (unaudited)        (a)
                                             ASSETS
Current assets:
   Cash and cash equivalents ..................................................................   $    79,683    $   136,801
   Marketable securities ......................................................................        28,393         29,851
   Accounts receivable, net ...................................................................        36,970         37,541
   Inventories ................................................................................        28,111         29,049
   Income tax receivable ......................................................................         1,525            595
   Prepaid expenses and other current assets ..................................................        20,159         18,497
                                                                                                  -----------    -----------
          Total current assets ................................................................       194,841        252,334

Restricted cash, cash equivalents and marketable securities ...................................        10,613         18,693
Long-term marketable securities ...............................................................        54,685         35,803
Investments ...................................................................................         1,896         11,417
Property, plant and equipment, net ............................................................        34,540         37,881
Goodwill ......................................................................................        15,129         15,129
Intangible assets, net ........................................................................         6,091         17,353
                                                                                                  -----------    -----------
          Total assets ........................................................................   $   317,795    $   388,610
                                                                                                  ===========    ===========

                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ...........................................................................   $    42,093    $    39,738
   Accrued compensation and benefits ..........................................................        23,842         26,832
   Accrued legal and litigation costs .........................................................         8,684          8,338
   Accrued restructuring charges ..............................................................         6,245          6,407
   Other accrued expenses .....................................................................        18,910         24,114
   Deferred revenue ...........................................................................        40,215         41,187
   Customer advances and billings in excess of revenues .......................................         5,644          7,323
   Income taxes payable .......................................................................        37,652         44,275
                                                                                                  -----------    -----------
          Total current liabilities ...........................................................       183,285        198,214

   Long-term deferred revenue .................................................................         3,818          6,217
   Long-term accrued restructuring charges ....................................................         3,886          4,118
                                                                                                  -----------    -----------
          Total liabilities ...................................................................       190,989        208,549

   Commitments and contingencies

   Stockholders' equity:
   Series F preferred stock, $1.00 par value; 300,000 shares authorized; none outstanding .....            --             --
   Undesignated preferred stock, $1.00 par value; 1,700,000 shares authorized; none
       outstanding.............................................................................            --             --
   Common stock, $0.01 par value; 450,000,000 shares authorized; 211,844,575 and
       210,805,013 shares issued at July 3, 2004 and January 3, 2004, respectively ............         2,118          2,108
   Additional paid-in capital .................................................................     1,190,398      1,187,449
   Accumulated deficit ........................................................................    (1,045,208)      (990,250)
   Treasury stock, at cost; 1,748,861 common shares at July 3, 2004 and January 3, 2004 .......       (30,119)       (30,119)
   Accumulated other comprehensive income .....................................................         9,617         10,873
                                                                                                  -----------    -----------
          Total stockholders' equity ..........................................................       126,806        180,061
                                                                                                  -----------    -----------
          Total liabilities and stockholders' equity ..........................................   $   317,795    $   388,610
                                                                                                  ===========    ===========

(a) The balance sheet at January 3, 2004 has been derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

          See accompanying notes to consolidated financial statements.

                            ENTERASYS NETWORKS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                   ----------------------    ----------------------
                                                                    JULY 3,      JUNE 28,     JULY 3,      JUNE 28,
                                                                     2004          2003        2004         2003
                                                                   ---------    ---------    ---------    ---------
                                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net revenue:
      Product ..................................................   $  67,424    $  79,973    $ 130,223    $ 154,434
      Services .................................................      24,310       28,402       48,705       58,398
                                                                   ---------    ---------    ---------    ---------
         Total net revenue .....................................      91,734      108,375      178,928      212,832
                                                                   ---------    ---------    ---------    ---------

Cost of revenue:
      Product ..................................................      34,879       43,209       68,281       84,746
      Services .................................................       9,768       10,628       19,792       20,598
                                                                   ---------    ---------    ---------    ---------
         Total cost of revenue .................................      44,647       53,837       88,073      105,344
                                                                   ---------    ---------    ---------    ---------

         Gross margin ..........................................      47,087       54,538       90,855      107,488

Operating expenses:
      Research and development .................................      19,670       22,065       40,144       42,106
      Selling, general and administrative ......................      45,534       44,777       87,976       89,445
      Amortization of intangible assets ........................         929        1,571        2,527        3,308
      Impairment of intangible assets ..........................          --           --        8,734           --
      Restructuring charges ....................................       1,408        8,203        5,893        8,203
                                                                   ---------    ---------    ---------    ---------
         Total operating expenses ..............................      67,541       76,616      145,274      143,062
                                                                   ---------    ---------    ---------    ---------

         Loss from operations ..................................     (20,454)     (22,078)     (54,419)     (35,574)

Interest income, net ...........................................         800        1,509        1,650        3,170
Other expense, net .............................................      (6,349)     (14,804)      (9,216)     (14,513)
                                                                   ---------    ---------    ---------    ---------
         Loss before income taxes...............................     (26,003)     (35,373)     (61,985)     (46,917)
Income tax (benefit) expense ...................................      (6,744)          --       (7,027)         749
                                                                   ---------    ---------    ---------    ---------

         Net loss ..............................................     (19,259)     (35,373)     (54,958)     (47,666)

Accretive dividend and accretion of discount on preferred
       shares...................................................          --           --           --       (2,192)
                                                                   ---------    ---------    ---------    ---------

         Net loss available to common shareholders .............   $ (19,259)   $ (35,373)   $ (54,958)   $ (49,858)
                                                                   =========    =========    =========    =========

Basic and diluted loss per common share:
      Net loss available to common shareholders ................   $   (0.09)   $   (0.17)   $   (0.25)   $   (0.25)
                                                                   =========    =========    =========    =========

Weighted average number of common shares
      outstanding, basic and diluted ...........................     217,497      203,344      217,274      202,771
                                                                   =========    =========    =========    =========

          See accompanying notes to consolidated financial statements.

                            ENTERASYS NETWORKS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       SIX MONTHS ENDED
                                                                                   ---------------------------
                                                                                   JULY 3, 2004   JUNE 28,2003
                                                                                   ------------   ------------
                                                                                         (IN THOUSANDS)

Cash flows from operating activities:                                                                       .
     Net loss ..................................................................   $   (54,958)   $   (47,666)
     Adjustments to reconcile net loss to net cash used in operating activities:
          Depreciation and amortization ........................................        11,922         14,900
          Provision for recoveries on accounts receivable ......................        (1,000)        (4,320)
          Provision for inventory write-downs ..................................         7,590          2,790
          Impairment of intangibles ............................................         8,734             --
          Recovery of notes receivable .........................................            --         (2,450)
          Loss on investment write-downs .......................................         9,998         16,250
          Unrealized loss on foreign currency transactions .....................           181          3,627
          Non-cash tax benefit .................................................        (7,746)            --
          Other, net ...........................................................          (337)          (833)
Changes in current assets and liabilities:
     Accounts receivable .......................................................         1,130          9,266
     Inventories ...............................................................        (6,841)         2,822
     Prepaid expenses and other current assets .................................        (2,271)         2,665
     Accounts payable and accrued expenses .....................................        (5,524)       (26,437)
     Customer advances and billings in excess of revenues ......................        (1,679)         3,599
     Deferred revenue ..........................................................        (3,204)        (6,652)
     Income taxes receivable, net ..............................................           803         29,058
                                                                                   -----------    -----------

          Net cash used in operating activities ................................       (43,202)        (3,381)
                                                                                   -----------    -----------

Cash flows from investing activities:
     Capital expenditures ......................................................        (6,132)        (8,231)
     Proceeds from sale of building ............................................            --            625
     Proceeds from sale of investments .........................................         1,171          1,103
     Purchase of investments ...................................................        (1,450)            --
     Purchase of marketable securities .........................................       (34,360)       (39,022)
     Sales and maturities of marketable securities .............................        16,241        105,956
     Release of restricted cash ................................................         8,031             --
                                                                                   -----------    -----------

          Net cash (used in) provided by investing activities ..................       (16,499)        60,431
                                                                                   -----------    -----------

Cash flows from financing activities:
     Proceeds from exercise of stock options ...................................         1,753          2,597
     Proceeds from common stock issued pursuant to employee stock
        purchase plans .........................................................         1,209            826
     Proceeds from notes receivable ............................................            --          4,950
     Net payments for redemption of Series D and E Preferred Stock .............            --        (96,814)
                                                                                   -----------    -----------

          Net cash provided by (used in) financing activities ..................         2,962        (88,441)
                                                                                   -----------    -----------

Effect of exchange rate changes on cash ........................................          (379)           871
                                                                                   -----------    -----------

Net decrease in cash and cash equivalents ......................................       (57,118)       (30,520)

Cash and cash equivalents at beginning of period ...............................       136,801        136,193
                                                                                   -----------    -----------

Cash and cash equivalents at end of period .....................................   $    79,683    $   105,673
                                                                                   ===========    ===========

Supplemental disclosure of cash flow information:
      Cash (paid) refunds received for income taxes, net .......................   $      (200)   $    31,159
      Non-cash investing and financing transactions:
          Accretive dividend and accretion of discount on preferred shares .....   $        --    $     2,192
          Note receivable from sale of building ................................   $        --    $       625

          See accompanying notes to consolidated financial statements.

                            ENTERASYS NETWORKS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.    BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements of Enterasys Networks, Inc. and its subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and Article 3 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (which include normal recurring adjustments except as disclosed herein) necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year. The accompanying financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 2004.

2.    ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include the accounts of Enterasys Networks, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES

      The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include assessing the fair value of acquired assets, the amount and timing of revenue recognition, the collectibility of accounts and notes receivable, the valuation of fair value investments, the use and recoverability of inventory and tangible and intangible assets, and the amounts of incentive compensation liabilities and certain accrued employee benefits, accrued restructuring charges, litigation liabilities and contingencies, among others. The Company bases its estimates on historical experience, current conditions and various other assumptions that are believed to be reasonable under the circumstances. The markets for the Company's products are characterized by rapid technological development, intense competition and frequent new product introductions, all of which could affect the future realizability of the Company's assets. Estimates and assumptions are reviewed on an on-going basis and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Actual results could differ from those estimates.

STOCK-BASED COMPENSATION PLANS

      The Company accounts for stock-based compensation plans using the intrinsic method under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation -- Disclosure," to stock-based employee compensation:

                                                                          THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                        ------------------------    ------------------------
                                                                          JULY 3,      JUNE 28,       JULY 3,      JUNE 28,
                                                                           2004          2003          2004          2003
                                                                        ----------    ----------    ----------    ----------
                                                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net loss available to common shareholders, as reported                  $  (19,259)   $  (35,373)   $  (54,958)   $  (49,858)
Add:  Total stock-based employee compensation expense determined under fair-value-based method for the employee stock option awards
   and the employee stock purchase plans                                    (3,439)       (5,013)       (8,622)      (10,204)
                                                                        ----------    ----------    ----------    ----------
Pro forma net loss available to common shareholders .................   $  (22,698)   $  (40,386)   $  (63,580)   $  (60,062)
                                                                        ==========    ==========    ==========    ==========
Basic and diluted net loss per share:
   As reported ......................................................   $    (0.09)   $    (0.17)   $    (0.25)   $    (0.25)
                                                                        ==========    ==========    ==========    ==========
   Pro forma ........................................................   $    (0.10)   $    (0.20)   $    (0.29)   $    (0.30)
                                                                        ==========    ==========    ==========    ==========

                            ENTERASYS NETWORKS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

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

                                                                 THREE MONTHS ENDED            SIX MONTHS ENDED
                                                          ----------------------------    --------------------------
                                                             JULY 3,         JUNE 28,        JULY 3,        JUNE 28,
                                                              2004             2003           2004           2003
                                                          ------------     -----------    -----------    -----------
      Employee stock options:

      Risk-free interest rate..........................        3.62%            2.52%         3.08%           2.58%
      Expected option life.............................     4.47.years      5.37 years     4.51 years     5.38 years
      Expected volatility..............................      111.46%          111.71%       112.18%         111.61%
      Expected dividend yield..........................         0.0%             0.0%          0.0%            0.0%
      Fair value of options granted....................   $    1.50        $    1.83      $   2.89       $    1.78

      Employee stock purchase plan shares:

      Risk-free interest rate..........................        1.02%            1.83%         1.02%           1.83%
      Expected option life.............................      6.months        6 months       6 months       6 months
      Expected volatility..............................       75.41%          111.97%         72.9%         111.97%
      Expected dividend yield..........................         0.0%             0.0%          0.0%            0.0%
      Fair value of plan shares........................   $    1.85        $    0.80      $   1.67       $    0.80

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

NEW ACCOUNTING PRONOUNCEMENTS

      In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 ("SAB No. 104"), "Revenue Recognition" which revises or rescinds portions of the interpretative guidance included in Topic 13 of the codification of staff accounting bulletins in order to provide consistent guidance with respect to selected revenue recognition issues. The adoption of SAB No. 104 did not have a material effect on the Company's consolidated financial statements.

      In March 2004, the FASB issued Emerging Issues Task Force ("EITF") No. 03-1, "The Meaning of Other-than-Temporary Impairment and Its Application to Certain Investments" which provides additional guidance on how companies, carrying debt and equity securities at amounts higher than the securities fair values, evaluate whether to record a loss on impairment. In addition, EITF No. 03-1 provides guidance on additional disclosures required about unrealized losses. The impairment accounting guidance is effective for reporting periods beginning after June 15, 2004 and the disclosure requirements are effective for annual reporting periods ending after June 15, 2004. The Company does not expect the adoption of this statement will have a material impact on its consolidated financial statements.

RECLASSIFICATIONS

      Certain prior period balances have been reclassified to conform to the current period presentation.

                            ENTERASYS NETWORKS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- CONTINUED

3.    ACCOUNTS RECEIVABLE

      Accounts receivable were as follows:

                                     JULY 3, 2004   JANUARY 3, 2004
                                     ------------   ---------------
                                            (IN THOUSANDS)
Gross accounts receivable .........   $   38,771      $   40,938
Allowance for doubtful accounts ...       (1,801)         (3,397)
                                      ----------      ----------
  Accounts receivable, net ........   $   36,970      $   37,541
                                      ==========      ==========

      The Company defers revenue on product shipments to certain stocking distributors until those distributors have sold the product to their customer. At July 3, 2004 and January 3, 2004 $15.6 million and $19.1 million, respectively, of product shipments had been billed and revenue has not been recognized, of which $4.9 million and $6.2 million, respectively, was paid and is included in customer advances and billings in excess of revenues. The balance of $10.7 million and $12.9 million, respectively, was unpaid and is recorded as a contra account to gross accounts receivable.

4.    INVENTORIES

      Inventories consisted of the following:

                                  JULY 3, 2004   JANUARY 3, 2004
                                  ------------   ---------------
                                         (IN THOUSANDS)
Raw materials.....................    $ 2,591        $ 4,170
Service spares....................      1,973          2,184
Finished goods....................     23,547         22,695
                                      -------        -------
  Inventories.....................    $28,111        $29,049
                                      =======        =======

5.    INTANGIBLE ASSETS

      During the first quarter of fiscal year 2004, the Company recorded an impairment charge of $8.7 million relating to the write-down of patents and technology intangible assets recorded in connection with the Company's fiscal year 2001 acquisition of Indus River Networks. In conjunction with the Company's first quarter restructuring plan, the Company decided to curtail certain development efforts which reduced forecasted demand on future products that would have used this technology. As a result, the intangible assets' fair value was determined to be zero based on a discounted cash flows analysis.

The table below presents gross amortizable intangible assets and the related accumulated amortization at July 3, 2004:

                               GROSS                           NET CARRYING
                              CARRYING        ACCUMULATED         VALUE OF
                               AMOUNT        AMORTIZATION    INTANGIBLE ASSETS
                             ----------      ------------    -----------------
                                              (IN THOUSANDS)
Customer Relations.......    $   28,600       $  (23,756)       $    4,844
Patents and Technology...        17,092          (15,845)            1,247
                             ----------       ----------        ----------
  Total .................    $   45,692       $  (39,601)       $    6,091
                             ==========       ==========        ==========

      All of the Company's identifiable intangible assets are subject to amortization. Total amortization expense was $0.9 million and $2.5 million for the three months and six months ended July 3, 2004, respectively and $1.6 million and $3.3 million for the three and six months ended June 28, 2003, respectively. Based on the net carrying value of intangible assets at July 3, 2004, the estimated amortization expense is $1.9 million for the remainder of fiscal year 2004; $3.7 million for fiscal year 2005 and $0.5 million for fiscal year 2006.

                            ENTERASYS NETWORKS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

6.    OTHER ACCRUED EXPENSES

      Other accrued expenses consisted of the following:

                                            JULY 3, 2004      JANUARY 3, 2004
                                            ------------      ---------------
                                                    (IN THOUSANDS)
Accrued audit and accounting expense..        $    1,795        $      2,285
Accrued marketing and selling costs...             6,374               7,180
Accrued royalties ....................             1,109                 337
Accrued IT and engineering ...........             1,394               1,544
Accrued utilities ....................             1,249                 822
Accrued sales tax and VAT expense.....               566               4,462
Other ................................             6,423               7,484
                                              ----------        ------------
   Total other accrued expenses ......        $   18,910        $     24,114
                                              ==========        ============

7.    RESTRUCTURING CHARGES

      The following table summarizes accrued restructuring activity:

                                           SEVERANCE      FACILITY EXIT
                                            BENEFITS         COSTS          TOTAL
                                            --------         -----          -----
                                                         (IN THOUSANDS)
Balance, March 29, 2003 .............       $   825        $ 5,522        $  6,347
    Q2 restructuring charge .........         7,431            772           8,203
    Q2 cash payments ................        (1,908)          (282)         (2,190)
                                            -------        -------        --------
Balance, June 28, 2003 ..............         6,348          6,012          12,360
    Q3 restructuring charge .........         6,282          2,056           8,338
    Q3 cash payments ................        (6,416)        (1,072)         (7,488)
                                            -------        -------        --------
Balance, September 27, 2003 .........         6,214          6,996          13,210
    Q4 restructuring charge .........           990             --             990
    Q4 cash payments ................        (3,362)          (313)         (3,675)
                                            -------        -------        --------
Balance, January 3, 2004 ............         3,842          6,683          10,525
    Q1 restructuring charge .........         3,800            685           4,485
    Q1 cash payments ................        (2,161)          (777)         (2,938)
                                            -------        -------        --------
Balance, April 3, 2004  .............         5,481          6,591          12,072
    Q2 restructuring charge .........         1,173            235           1,408
    Q2 cash payments ................        (2,518)          (831)         (3,349)
                                            -------        -------        --------
Balance, July 3, 2004  ..............       $ 4,136        $ 5,995        $ 10,131
                                            =======        =======        ========

      During the first six months of fiscal year 2004, the Company developed a plan to align the cost structure of the Company's business with its Secure Networks strategy. The implementation of this plan is targeted to reduce the Company's global headcount by approximately 200 individuals from the Company's 2003 fiscal year end headcount, or 14% of the global workforce. Additionally, the Company has exited three facilities during the first six months of fiscal year 2004. In connection with this workforce reduction plan, the Company has recorded restructuring charges of $5.9 million during the first six months of fiscal year 2004 which included severance charges of $5.0 million, and facility exit costs of $0.9 million to exit a research facility and two regional sales offices.

      The remaining accrued severance cost of $4.1 million as of July 3, 2004 will be paid over the next twelve months; and the remaining accrued facility exit costs of $6.0 million, which consists of long-term lease commitments less projected sublease income, will be paid as follows: $1.5 million for the remainder of fiscal year 2004, $1.2 million in fiscal year 2005, $1.3 million in fiscal year 2006, $0.4 million in fiscal year 2007 and fiscal year 2008, and $1.2 million thereafter.

      During fiscal year 2003, the Company evaluated the workforce and skill levels necessary to satisfy the expected future requirements of the business. As a result, the Company implemented plans to eliminate positions, and realigned and modified certain roles based on skill assessments. The Company recorded restructuring charges of $17.5 million in fiscal year 2003, which included $14.7 million in employee severance related costs for approximately 405 individuals. The fiscal year 2003 reductions in the global workforce involved most functions within the Company. The Company also recorded $2.8 million of facility exit costs in fiscal year 2003 primarily as a result of consolidation of its North American distribution center into an owned facility with excess space and a decrease in estimated future sublease income anticipated from a vacated facility.

                            ENTERASYS NETWORKS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

8.    OTHER EXPENSE, NET

      The following schedule reflects the components of other expense, net:

                                                                       THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                       ------------------            ----------------
                                                                 JULY 3, 2004   JUNE 28, 2003    JULY 3, 2004   JUNE 28, 2003
                                                                 ------------   -------------    ------------   -------------
                                                                                         (IN THOUSANDS)
Impairment of minority investments .........................       $(6,578)       $(16,068)       $(9,998)       $(16,250)
Unrealized gain on Riverstone stock derivative .............             -               -              -             178
Net realized gain on sale of marketable securities .........            75             650            137             776
Recovery of note receivable ................................             -               -              -           2,450
Foreign currency gain (loss) ...............................           135            (333)          (123)         (2,860)
Other, net .................................................            19             947            768           1,193
                                                                   -------        --------        -------        --------
   Total other expense, net ................................       $(6,349)       $(14,804)       $(9,216)       $(14,513)
                                                                   =======        ========        =======        ========

      The Company reviews its minority investments in debt and equity securities of primarily privately held companies for potential impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Many factors are considered for assessing potential impairments. Such events or factors include declines in the investees' stock price in new rounds of financing, market capitalization relative to book value, deteriorating financial condition or results of operations, and bankruptcy or insolvency. From time to time, the Company may also engage third party experts to estimate the recoverable value of investments management may consider selling. The Company is currently considering selling its interest in one private venture fund.

      At December 28, 2002, the Company had a valuation allowance of $3.6 million on the balance of a note receivable, issued as part of a credit agreement related to the Company's earlier sale of its Digital Networks Product Group, due to significant uncertainty regarding the likelihood that the Company would receive the balance due. During the first quarter of the fiscal year 2003, the Company reduced the valuation allowance to $1.1 million due to a subsequent receipt of a principal payment of approximately $2.5 million on March 31, 2003. At July 3, 2004, the remaining balance on the note receivable of $1.1 million remains unpaid, and is fully offset by a valuation allowance.

9.    INCOME TAXES

      The Company recorded a net income tax benefit of $7.0 million for the first six months of fiscal year 2004, compared with income tax expense of $0.7 million for the first six months of fiscal year 2003. Based on Internal Revenue Service ("IRS") guidance issued at the end of the Company's first quarter of fiscal year 2004, the Company filed documentation with the IRS shortly following the end of the second quarter of fiscal year 2004 enabling the Company to recognize a reduction to accrued tax liabilities of $11.9 million in fiscal year 2004. Approximately $7.7 million of the liability reduction was recognized as a tax benefit during the second quarter of fiscal year 2004, and the remaining $4.2 million will be recognized during the remainder of fiscal year 2004.

10.   COMPREHENSIVE LOSS

      The Company's total comprehensive loss was as follows:

                                                      THREE MONTHS ENDED               SIX MONTHS ENDED
                                                ------------------------------   -----------------------------
                                                JULY 3, 2004     JUNE 28, 2003   JULY 3, 2004    JUNE 28, 2003
                                                ------------     -------------   ------------    -------------
                                                                        (IN THOUSANDS)
Net loss ....................................     $(19,259)       $(35,373)       $(54,958)       $(47,666)
Other comprehensive income (loss):
   Unrealized loss on marketable securities..         (858)           (746)           (881)         (1,087)
   Foreign currency translation adjustment...         (494)          2,819            (375)          5,206
                                                  --------        --------        --------        --------
     Total comprehensive loss ...............     $(20,611)       $(33,300)       $(56,214)       $(43,547)
                                                  ========        ========        ========        ========

                            ENTERASYS NETWORKS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

11.   SEGMENT INFORMATION

      The Company operates its business as one segment, which is the business of designing, developing, marketing and supporting comprehensive networking solutions.

Net revenue by geography is as follows:

                                                                THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                       -------------------------------------  -------------------------------------
                                                         JULY 3, 2004       JUNE 28, 2003       JULY 3, 2004        JUNE 28, 2003
                                                       ----------------   ------------------  -----------------   -----------------
                                                       REVENUE  PERCENT   REVENUE    PERCENT  REVENUE   PERCENT   REVENUE   PERCENT
                                                       -------  -------   -------    -------  -------   -------   -------   -------
                                                                                 ($ IN THOUSANDS)
North America ......................................   $45,193    49.3%   $ 54,946    50.7%   $ 84,717    47.4%   $106,323    50.0%
Europe, Middle East and Africa .....................    31,202    34.0      31,477    29.0      63,122    35.3      66,852    31.4
Asia Pacific .......................................     8,731     9.5      15,348    14.2      17,976    10.0      25,484    12.0
Latin America ......................................     6,608     7.2       6,604     6.1      13,113     7.3      14,173     6.6
                                                       -------   -----    --------   -----    --------   -----    --------   -----
     Total net revenue .............................   $91,734   100.0%   $108,375   100.0%   $178,928   100.0%   $212,832   100.0%
                                                       =======   =====    ========   =====    ========   =====    ========   =====

12.   LOSS PER SHARE

      Basic and diluted net loss per common share is computed using the weighted average number of common shares outstanding. Options to purchase 28.6 million and 27.8 million shares of common stock were outstanding at July 3, 2004 and June 28, 2003, respectively, and 7.9 million warrants to purchase shares of the Company's common stock were outstanding at July 3, 2004 and June 28, 2003 but were not included in the computation of diluted net loss per share since the effect was anti-dilutive.

13.   COMMITMENTS AND CONTINGENCIES

      LEGAL PROCEEDINGS

      In the normal course of the Company's business, it is subject to proceedings, litigation and other claims. Litigation in general, and securities and intellectual property litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of litigation are difficult to predict. The uncertainty associated with these and other unresolved or threatened legal actions could adversely affect the Company's relationships with existing customers and impair the Company's ability to attract new customers. In addition, the defense of these actions may result in the diversion of management's resources from the operation of the Company's business, which could impede the Company's ability to achieve its business objectives. The unfavorable resolution of any specific action could materially harm the Company's business, operating results and financial condition, and could cause the price of the Company's common stock to decline significantly.

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

      Other. In addition, the Company is involved in various other legal proceedings and claims arising in the ordinary course of business. The Company's management believes that the disposition of these additional matters, individually or in the aggregate, is not expected to have a materially adverse effect on the Company's financial condition. However, depending on the amount and timing of such disposition, an unfavorable resolution of some or all of these matters could materially affect the Company's future results of operations or cash flows in a particular period.

                            ENTERASYS NETWORKS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED

      The Company maintains an accrual for various legal and litigation expenses, which amounted to an aggregate of $8.7 million at July 3, 2004. The Company could be obligated to pay up to approximately $3.8 million of the accrued amounts as early as the third quarter of fiscal year 2004, as a result of final disposition of certain litigation matters.

      INDEMNIFICATION CLAIMS

      The Company's certificate of incorporation provides for indemnification and advancement of certain litigation and other expenses to the Company's directors and certain of its officers to the maximum extent permitted by Delaware law. Accordingly, the Company, from time to time, may be required to indemnify directors and certain of its officers, including former directors and officers, in various litigation matters, claims or proceedings. The Company recorded operating expenses of approximately $1.1 million and $2.2 million, for the three and six months ended July 3, 2004, respectively, in legal expenses relating to such matters. The Company is currently engaged in legal proceedings against certain insurers to recover these and other expenses and costs incurred by the Company in connection with the related litigation matters, claims and proceedings.

      OTHER

      In some instances prior to fiscal year 2002, customers of the Company received financing for the purchase of equipment from third party leasing organizations and the Company guaranteed the payments of those customers. Most of these guarantees related to equipment sales of Riverstone, an entity which was spun off in 2001. During fiscal year 2003, the Company entered into a $5.5 million settlement agreement with a Riverstone customer for reimbursement of lease guarantee payments made by the Company related to default guarantees of the customer's equipment lease obligations provided in prior years. The Company recorded the initial receipt of $2.0 million, in fiscal year 2003, as a reduction to selling, general and administrative expense in fiscal year 2003, and the balance of $3.5 million will be paid in 24 installments and recorded as a reduction to operating expense when received due to the uncertainty regarding collectibility of the unpaid amounts. At July 3, 2004, the balance remaining to be received is $1.9 million.

      In addition, the Company has guaranteed a portion of a former subsidiary's (Aprisma) lease obligations and related maintenance and management fees through 2012. At July 3, 2004, the amount of the guarantee was $4.0 million and automatically reduces to $3.0 million on February 1, 2009, to $2.0 million on February 1, 2010 and to $1.0 million on February 1, 2011 and terminates on February 1, 2012. The Company estimates the fair value of the guarantee to be between $2.0 million and $4.0 million based on current market rates for similar property. The Company is indemnified by the acquirer of Aprisma for up to $3.5 million in losses it may incur in connection with this guarantee. The Company has pledged $4.8 million to secure this guarantee.

      The Company is committed to make up to $8.2 million of additional capital contributions to a venture capital fund in which it is a limited partner. This commitment decreased by $3.8 million from the prior quarter due to the sale of one partnership interest and an additional capital call. In the event of future capital calls, the Company could be required to fund some or all of this commitment. If the Company fails to make a required contribution, it may be obligated to immediately pay aggregate capital contributions of $18.2 million based on the original commitment. Based on recent communications from this fund, the Company expects approximately $1.0 million to $2.0 million of the remaining commitment could be called by the fund during the remainder of fiscal year 2004. The Company cannot predict the likelihood or timing of capital calls for the remaining commitment. The Company is pursuing the sale of its partnership interest in this fund to minimize future capital call funding requirements.

14.   RELATED PARTY TRANSACTIONS

      INVESTMENTS

      The Company has minority investments in debt and equity securities of certain companies. The Company does not have a controlling interest in these entities or exert any managerial control. Revenue recognized from sales to investee companies was $2.3 million and $4.4 million for the three and six months ended July 3, 2004, respectively, and $3.2 million and $3.5 million for the three and six months ended June 28, 2003, respectively, and was related to transactions with normal terms and conditions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      You should read the following discussion in conjunction with the section below titled "Cautionary Statements," our consolidated financial statements and related notes, and other financial information appearing elsewhere in this report on Form 10-Q. We caution you that any statements contained in this report which are not strictly historical statements constitute forward-looking statements. Such statements include, but are not limited to, statements reflecting management's expectations regarding our future financial performance; strategic relationships and market opportunities; and our other business and marketing strategies and objectives. These statements may be identified with such words as "we expect," "we believe," "we anticipate," or similar indications of future expectations. These statements are neither promises nor guarantees, and involve risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. Such risks and uncertainties include, among other things, the factors discussed below under "Cautionary Statements" and elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We expressly disclaim any obligation to publicly update or revise any such statements to reflect any change in these forward-looking statements, or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

      We refer to our current fiscal year, the twelve-month period ending January 1, 2005 as "fiscal year 2004" and our prior fiscal year, the twelve-month period ended January 3, 2004 as "fiscal year 2003" throughout this Item. We refer to the twelve-month period ended December 28, 2002 as "fiscal year 2002" and the ten-month transition period from March 4, 2001 through December 29, 2001 as "transition year 2001" throughout this Item.

      All references in this quarterly report to "Enterasys Networks," "we," "our," or "us" mean Enterasys Networks, Inc.

      OVERVIEW

      We design, develop, market, and support comprehensive networking solutions architected to address the networking requirements of global enterprises. We believe our solutions offer customers the secure, high-capacity, cost-effective, network connectivity required to facilitate the exchange of information among employees, customers, vendors, partners and other network users. We are focused on delivering networking solutions that include security features within the network architecture. We believe our solutions enable customers to meet their requirements for network continuity, context, control, compliance and consolidation through an architecture and management interface designed for ease of use. Our installed base of customers consists of commercial enterprises; governmental entities; healthcare, financial, educational and non-profit institutions; and various other organizations. Our product revenue consists primarily of sales of our network hardware, including switches, routers, wireless devices and other networking equipment. Product revenue also includes revenue from the sale of our software products, including our Dragon intrusion detection software and our NetSight Atlas network management software. Our services revenue is derived from our contracts to provide on-going maintenance and support services around the world, 7 days a week, 24 hours a day, network outsourcing contracts and also to provide installation and professional services to install, develop and improve network performance and capabilities.

      Net revenues were $178.9 million for the first half of fiscal year 2004, which represents a 15.9% decrease from the first half of fiscal year 2003. Net revenues for the second quarter of fiscal year 2004 increased 5.2% from the first quarter of fiscal year 2004. The year over year decline in net revenue is the result of lower sales from older generation products, primarily our core routing products, that were only partially offset by sales of new switching products; declining service revenue due to the expiration of maintenance contracts on older generation products; and sales productivity issues, mainly in North America. We believe the sequential increase in quarterly net revenue is due primarily to new product sales and improving sales productivity, particularly in North America.

      We are focused on implementing changes to further improve our competitive position and sales productivity as well as continuing our product refresh, consistent with our goal of increasing net revenues. During the first half of fiscal year 2004, we:

            - Appointed a new Executive Vice President of Worldwide Sales and Service, and appointed several new senior sales leaders in North America;

            - Launched an advertising campaign focusing on our Secure Networks(TM) solutions;

            - Formed a new alliance with Lucent Technologies aimed at broadening our market reach through the Lucent professional services organization;

            - Began implementing enhancements to our two-tier partner programs designed to further leverage the capabilities of our value added resellers;

            - Focused our efforts on increasing sales opportunities through our global partners: EDS, IBM, Lucent, Siemens and Dell;

            - Initiated a cost reduction plan intended to ultimately reduce our annual costs by an aggregate of approximately $28 million, consisting of approximately $24 million in reduced annual operating expenses and $4 million in reduced cost of revenue from the first quarter 2004 levels.

            - Continued the refresh of our entire product line including introducing eleven new modules for our Matrix N Series switching products, and releasing enhancements to our Secure Networks offering with our Trusted End Systems (TES) admission control functionality and our Dynamic Intrusion Response
                  (DIR) detection and intervention capability.

      The successful introduction of our new products is essential to our goal of increasing revenue from the levels attained during the second quarter of fiscal year 2004. New product revenue, defined as revenue realized from products introduced during the prior twelve months, accounted for approximately 50% of product shipments during the second quarter of fiscal year 2004. Our new Matrix N Series switching products, which were introduced midway through the second quarter of fiscal year 2003 accounted for approximately 36% of product shipments during the second quarter of fiscal year 2004, up from 33% of product shipments during the first quarter of fiscal year 2004.

      During the first quarter of fiscal year 2004, we developed and began implementing a plan to align the cost structure of our business with our Secure Networks strategy. The implementation of this plan is targeted to reduce our global headcount by approximately 200 individuals from our 2003 fiscal year end headcount, or 14% of the global workforce. At the end of the second quarter of fiscal year 2004, our headcount stood at 1,276 compared with 1,564 at the end of the second quarter of fiscal year 2003. Additionally, we have exited three facilities during the first half of fiscal year 2004, and we may close additional offices as we consolidate our excess space. In connection with this workforce reduction plan, we recorded a severance charge of $5.0 million, and we recorded facility exit costs of $0.9 million to exit a research facility and two regional sales offices. The implementation of this plan, which should be completed by the end of fiscal year 2004, is intended to reduce our annual costs by approximately an aggregate of $28 million, or approximately $7 million per quarter compared to the first quarter of fiscal year 2004. The workforce reductions involve all functions of our business. To the extent we identify additional costs savings opportunities, there could be additional restructuring charges in future periods.

RESULTS OF OPERATIONS

      The table below sets forth the principal line items from our consolidated statement of operations. Product and services revenue, total cost of revenue, total gross margin, operating expenses and loss from operations are each expressed as a percentage of total net revenue. Product and services cost of revenue and gross margin are expressed as a percentage of the respective product or services revenue.

                                            THREE MONTHS ENDED            SIX MONTHS ENDED
                                       ----------------------------  ---------------------------
                                       JULY 3, 2004   JUNE 28, 2003  JULY 3, 2004  JUNE 28, 2003
                                       ------------   -------------  ------------  -------------
Net revenue:
    Product .........................      73.5%         73.8%         72.8%         72.6%
    Services ........................      26.5          26.2          27.2          27.4
                                          -----         -----         -----         -----

          Total net revenue .........     100.0         100.0         100.0         100.0
                                          -----         -----         -----         -----

Cost of revenue:
     Product ........................      51.7          54.0          52.4          54.9
     Services .......................      40.2          37.4          40.6          35.3
                                          -----         -----         -----         -----

           Total cost of revenue ....      48.7          49.7          49.2          49.5
                                          -----         -----         -----         -----

Gross Margin:

     Product gross margin ...........      48.3          46.0          47.6          45.1
     Services gross margin ..........      59.8          62.6          59.4          64.7
                                          -----         -----         -----         -----

           Total gross margin .......      51.3          50.3          50.8          50.5
                                          -----         -----         -----         -----

Research and development ............      21.5          20.3          22.4          19.7
Selling, general and administrative..      49.6          41.3          49.2          42.0
Amortization of intangible assets ...       1.0           1.5           1.4           1.6
Impairment of intangible assets .....        --            --           4.9            --
Restructuring charges ...............       1.5           7.6           3.3           3.9
                                          -----         -----         -----         -----
           Total operating expenses..      73.6          70.7          81.2          67.2
                                          -----         -----         -----         -----

           Loss from operations .....     (22.3)%       (20.4)%       (30.4)%       (16.7)%
                                          =====         =====         =====         =====

SECOND QUARTER OF FISCAL YEAR 2004 COMPARED TO THE SECOND QUARTER OF FISCAL YEAR 2003

NET REVENUE

      Net revenue decreased by $16.7 million, or 15.4%, from $108.4 million in the second quarter of fiscal year 2003 to $91.7 million in the second quarter of fiscal year 2004 due to lower product sales as well as lower revenue from maintenance contracts. Geographically, net revenue decreased from the second quarter of fiscal 2003 to the second quarter of fiscal 2004 by 17.8%, or $9.8 million in North America, and by 43.1%, or $6.6 million in Asia Pacific, primarily due to weakness in China. Revenue in EMEA and Latin America was relatively flat for the second quarter of fiscal year 2004 as compared to the second quarter of fiscal year 2003.

      Net product revenue decreased by $12.6 million, or 15.8%, from $80.0 million in the second quarter of fiscal year 2003 to $67.4 million in the second quarter of fiscal year 2004. The decline in net product revenue is primarily a result of lower sales from older generation products, such as our core routing products, that were only partially offset by sales of new products. Sales of our older generation core routing products declined to 5.8% of product revenue for the second quarter of fiscal year 2004, as compared to 13.2% for the second quarter of fiscal year 2003. We are targeting to release our next generation core routing product, the Matrix X Series, during the first quarter of fiscal year 2005.

      Net services revenue decreased by $4.1 million, or 14.4%, from $28.4 million in the second quarter of fiscal year 2003 to $24.3 million in the second quarter of fiscal year 2004. The decrease in net services revenue is primarily due to a declining maintenance revenue base resulting from the expiration of higher priced maintenance contracts on older generation products, as well as a reduction in volume and price on outsourcing contracts. In the near term, we expect approximately a 5% decline in net services revenue from the levels attained for the second quarter of fiscal year 2004.

GROSS MARGIN

      Total gross margin decreased by $7.4 million, from $54.5 million in the second quarter of fiscal year 2003 to $47.1 million in the second quarter of fiscal year 2004. Total gross margin as a percentage of net revenue increased to 51.3% in the second quarter of fiscal year 2004, as compared to 50.3% in the second quarter of fiscal year 2003.

      Product gross margin increased to 48.3% compared to 46.0% in the second quarter of fiscal year 2003. The product gross margin percentage improvement was principally due to higher profit margins on newer products, as well as reduced overhead costs due to cost reduction initiatives. This cost improvement was partially offset by an increase in provisions for excess and obsolete inventories. We recorded a $3.4 million charge for excess and obsolete inventory during the second quarter of fiscal year 2004 due to lower projected sales of older generation products. During the second quarter of fiscal year 2003, we recorded a charge for excess and obsolete inventory of $0.9 million.

      Despite lowering service related overhead, services gross margin percentage decreased from 62.6% in the second quarter of fiscal year 2003 to 59.8% in the second quarter of fiscal year 2004, primarily due to the 14.4% decline in net services revenue. We expect that services gross margin percentage will not increase much above 60% until the growth in new product sales and associated maintenance contracts are sufficient to replace the expiration of legacy maintenance contracts.

OPERATING EXPENSES

      Research and development expense decreased by $2.4 million from $22.1 million in the second quarter of fiscal year 2003, to $19.7 million in the second quarter of fiscal year 2004. The decrease in research and development expenses from the prior year was primarily due to a decrease in labor costs of $1.5 million as a result of the implementation of cost reduction initiatives.

      Selling, general and administrative ("SG&A") expense increased by $0.7 million from $44.8 million in the second quarter of fiscal year 2003 to $45.5 million in the second quarter of fiscal year 2004. The increase in SG&A expense was primarily the result of reduced recoveries of bad debts and lease guarantees of $5.1 million and an increase of $1.9 million in marketing and advertising expenditures relating to the launch of our Secure Networks campaign. These increases were partially offset by a decrease in labor costs of $3.5 million, a decrease in outside service costs of $1.1 million and a decrease in facilities costs of $0.4 million, all related to our cost reduction plans. During the second quarter of fiscal year 2004, we recorded as SG&A expense approximately $1.1 million in legal expenses related to indemnification of individuals in connection with various litigation matters, claims and proceedings. We could continue to incur such costs over the next several quarters.

      The implementation of our cost reduction plan, which should be completed by the end of fiscal year 2004, is intended to reduce our annual operating expenses by approximately $24 million or approximately $6 million per quarter compared to the first quarter of fiscal year 2004.

AMORTIZATION OF INTANGIBLE ASSETS

      Amortization of intangible assets decreased by $0.7 million from $1.6 million in the second quarter of fiscal year 2003 to $0.9 million in the second quarter of fiscal year 2004 as a result of the impairment and related write off of certain intangible assets during the first quarter of fiscal year 2004 and other intangibles becoming fully amortized.

RESTRUCTURING CHARGES

      During the first quarter of fiscal year 2004, we developed a plan to align the cost structure of our business with our Secure Networks strategy. The implementation of this plan is targeted to reduce our global headcount by approximately 200 individuals from our year end fiscal year 2003 headcount, or 14% of the global workforce. In connection with this workforce reduction plan, we recorded during the second quarter of fiscal year 2004 a severance charge of $1.2 million and facility exit costs of $0.2 million to exit a regional sales office. During the second quarter of fiscal year 2003, we recorded a restructuring charge of $8.2 million which included $7.4 million in employee severance related costs and $0.8 million of facility exit costs. To the extent we identify additional cost savings opportunities there could be additional restructuring charges in future periods. We currently expect to exit one or more additional excess facilities during the second half of fiscal year 2004, which will result in anticipated exit costs of approximately $2.0 million.

INTEREST INCOME, NET

      Interest income, net declined from $1.5 million in the second quarter of fiscal year 2003 to $0.8 million in the second quarter of fiscal year 2004, principally due to lower average cash and investment balances available for investing.

OTHER EXPENSE, NET

      Other expense, net decreased to $6.3 million for the second quarter of fiscal 2004 from $14.8 million for the second quarter of fiscal year 2003 mainly due to a decrease in impairments of minority investments. Other expense consisted primarily of investment impairments of $6.6 million for the second quarter of fiscal year 2004 and $16.1 million for the quarter ended June 28, 2003. We review our minority investments in debt and equity securities of privately held companies for potential impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Many factors are considered in assessing potential impairments. Such events or factors include declines in the investees' stock price in new rounds of financing, market capitalization relative to book value, deteriorating financial condition or results of operations, and bankruptcy or insolvency. From time to time we may engage third party experts to estimate the recoverable value of investments management may consider selling. At July 3, 2004, our minority investments totaled $1.9 million. The concentration of our investments in privately-held companies, many of which are in the start-up or development stage, expose our investments to increased risk. If these companies are not successful, we could incur additional impairment charges and lose our entire investment.

INCOME TAX (BENEFIT) EXPENSE

      We recorded a net income tax benefit of $6.7 million for the second quarter of fiscal year 2004, as compared with no tax benefit or provision for the second quarter of fiscal year 2003. Based on Internal Revenue Service ("IRS"), guidance issued at the end of our first quarter of fiscal year 2004, we filed documentation with the IRS shortly following the end of the second quarter of fiscal year 2004 enabling us to recognize a reduction to accrued tax liabilities of $11.9 million in fiscal year 2004. Approximately $7.7 million of the liability reduction was recognized as a tax benefit during the second quarter of fiscal year 2004, and the remaining $4.2 million will be recognized during the remainder of fiscal year 2004.

FIRST SIX MONTHS OF FISCAL YEAR 2004 COMPARED TO THE FIRST SIX MONTHS OF FISCAL YEAR 2003

NET REVENUE

      Net revenue decreased by $33.9 million, or 15.9%, from $212.8 million in the first six months of fiscal year 2003 to $178.9 million in the first six months of fiscal year 2004 primarily due to lower product sales volume, as well as lower revenue from maintenance contracts. Geographically, net revenue decreased in the first six months of fiscal 2003 compared to the first six months of fiscal 2004 in all regions. Net revenue to customers in North America decreased 20.3% from $106.3 million in the first six months of fiscal year 2003 to $84.7 million in the first six months of fiscal year 2004, and net revenue in Asia Pacific decreased 29.4% from $25.5 million in the first six months of fiscal year 2003 to $18.0 million in the first six months of fiscal year 2004 primarily due to weakness in China.

      Product revenue decreased by $24.2 million, or 15.7%, from $154.4 million in the first six months of fiscal year 2003 to $130.2 million in the first six months of fiscal year 2004. The decline in net product revenue is primarily a result of lower sales from older generation products, such as our core routing products, which were only partially offset by sales of new products, and sales productivity issues. Sales of our older generation core routing products declined to 7.1% of product revenue for the first six months of fiscal year 2004, as compared to 12.6% for the first six months of fiscal year 2003.

      Services revenue decreased by $9.7 million, or 16.6%, from $58.4 million in the first six months of fiscal year 2003 to $48.7 million in the first six months of fiscal year 2004. The decrease in net services revenue is primarily due to a declining maintenance revenue base resulting from the expiration of higher priced maintenance contracts on older generation products, as well as a reduction in volume and price on outsourcing contracts.

GROSS MARGIN

      Total gross margin decreased by $16.6 million, from $107.5 million in the first six months of fiscal year 2003 to $90.9 million in the first six months of fiscal year 2004. Total gross margin as a percentage of net revenue was 50.8% in the first six months of fiscal year 2004, compared with 50.5% in the first six months of fiscal year 2003.

      The margin percentage improvement was principally due to increased product gross margin, which was 47.6% compared to 45.1% in the first six months of fiscal year 2003. The product gross margin percentage improvement was primarily due to higher profit margins on newer products as well as reduced overhead costs due to cost reduction initiatives. The increase in product gross margin was partially offset by a $3.8 million increase in provisions for excess and obsolete inventory due to lower projected sales of older generation products.

      Services gross margin percentage decreased from 64.7% in the first six months of fiscal year 2003 to 59.4% in the first six months of fiscal year 2004, primarily due to the cost of services revenue not decreasing in proportion to the decrease in services net revenue.

OPERATING EXPENSES

      Research and development expense decreased by $2.0 million from $42.1 million in the first six months of fiscal year 2003 to $40.1 million in the first six months of fiscal year 2004. The decline in research and development expenses from the prior year was primarily due to a $0.6 million decrease in depreciation expense due to reduced capital spending, a decline of $0.4 million in labor costs due to workforce reductions and a reduction of $0.2 million in facility costs due to facility closures.

      Selling, general and administrative expense decreased by $1.4 million from $89.4 million in the first six months of fiscal year 2003 to $88.0 million in the first six months of fiscal year 2004. The decrease in SG&A expense was primarily the result of a decrease of $6.2 million in labor costs due to workforce reductions, a decrease of $2.3 million in costs associated with the settled SEC investigation and the related shareholder lawsuits discussed in this quarterly report; a decrease of $1.0 million in depreciation expense due to lower capital spending; a $0.8 million reduction in audit fees and a reduction of $0.2 million in facility costs due to facility closures. The decrease in SG&A expense was partially offset by a $4.0 million increase in advertising expenses relating to the launch of our Secure Networks campaign, and reduced recoveries of bad debts and lease guarantees of $5.6 million.

AMORTIZATION OF INTANGIBLE ASSETS

      Amortization of intangibles decreased by $0.8 million from $3.3 million in the first six months of fiscal year 2003 to $2.5 million in the first six months of fiscal year 2004, primarily as a result of the impairment and related write off of certain intangible assets during the first quarter of fiscal year 2004, and other intangibles becoming fully amortized.

IMPAIRMENT OF INTANGIBLE ASSETS

      During the first six months of fiscal year 2004, we recorded an impairment charge of $8.7 million relating to the write-down of patents and technology intangible assets recorded in connection with our fiscal year 2001 acquisition of Indus River Networks. In conjunction with our first quarter restructuring plan, we decided to curtail certain development efforts which reduced forecasted demand on future products that would have used this technology. As a result, the intangible assets' fair value was determined to be zero based on a discounted cash flows analysis.

RESTRUCTURING CHARGES

      We recorded restructuring charges of $5.9 million during the first six months of fiscal year 2004, which included $5.0 million in employee severance related costs and $0.9 million of facility exit costs in fiscal year 2004 primarily as a result of exiting three facilities during the first six months of fiscal year 2004. The fiscal year 2004 reductions involved most functions within the business. During the first six months of fiscal year 2003, we recorded a restructuring charge of $8.2 million. These restructuring costs consisted of $7.4 million in employee severance costs and $0.8 million of facility exit costs.

INTEREST INCOME, NET

      Interest income, net declined from $3.2 million in the first six months of fiscal year 2003 to $1.7 million in the first six months of fiscal year 2004, primarily due to lower interest rates and lower average cash and investment balances available for investing.

OTHER EXPENSE, NET

      Other expense, net decreased to $9.2 million for the first six months of fiscal year 2004, as compared to other expense, net of $14.5 million in the first six months of fiscal year 2003. Other expense consisted primarily of investment impairments of $10.0 million for the six months ended July 3, 2004 and $16.3 million for the six months ended June 28, 2003.

INCOME TAX (BENEFIT) EXPENSE

      We recorded a net income tax benefit of $7.0 million for the first six months of fiscal year 2004, compared with income tax expense of $0.7 million for the first six months of fiscal year 2003. Based on IRS guidance issued at the end of our first quarter of fiscal year 2004, we filed documentation with the IRS shortly following the end of the second quarter of fiscal year 2004 enabling us to recognize a reduction to accrued tax liabilities of $11.9 million in fiscal year 2004. Approximately $7.7 million of the liability reduction was recognized as a tax benefit during the second quarter of fiscal year 2004, and the remaining $4.2 million will be recognized during the remainder of fiscal year 2004.

LIQUIDITY AND CAPITAL RESOURCES

      The sections below discuss the commitments on our liquidity and capital resources, and the effects of changes in our balance sheet and cash flows.

      COMMITMENTS

      The following is a summary of our significant contractual cash obligations and other commercial commitments as of July 3, 2004:

                                                           LESS THAN       1-3          4-5         OVER 5
CONTRACTUAL CASH OBLIGATIONS                    TOTAL       1 YEAR        YEARS        YEARS        YEARS
----------------------------                    -----       ------        -----        -----        -----
                                                                      (IN MILLIONS)
Non-cancelable lease obligations .........      $39.3        $11.1        $15.5        $ 7.0        $ 5.7
Non-cancelable purchase commitments ......       33.2         33.2           --           --           --
                                                -----        -----        -----        -----        -----
Total contractual cash obligations .......      $72.5        $44.3        $15.5        $ 7.0        $ 5.7
                                                =====        =====        =====        =====        =====

                                                             LESS THAN      1-3          4-5         OVER 5
OTHER COMMERCIAL COMMITMENTS                      TOTAL       1 YEAR        YEARS       YEARS        YEARS
----------------------------                      -----       ------        -----       -----        -----
                                                                        (IN MILLIONS)
Aprisma lease payment guarantees (1) .....        $ 4.0        $  --        $  --        $  --        $ 4.0
Venture capital commitments (2) ..........          8.2          2.0          6.2           --           --
                                                  -----        -----        -----        -----        -----
Total commercial commitments .............        $12.2        $ 2.0        $ 6.2        $  --        $ 4.0
                                                  =====        =====        =====        =====        =====


(1) The Aprisma lease guarantee reduces to $3.0 million in 2009, $2.0 million in 2010, $1.0 million in 2011 and terminates in 2012. We are indemnified for up to $3.5 million in losses.

(2) We are committed to make up to $8.2 million of additional capital contributions to a venture capital fund in which we are a limited partner. In the event of future capital calls, we could be required to fund some or all of this commitment. If we fail to make a required contribution, we may be obligated to immediately pay aggregate capital contributions of $18.2 million based on the original commitment. Based on recent communications from this fund, we expect approximately $1.0 million to $2.0 million of the remaining commitment could be called by the fund during the remainder of fiscal year 2004. We cannot predict the likelihood or timing of capital calls for the remaining commitment. We are pursuing the sale of our interest in this fund to minimize future capital call funding requirements.

      Accrued severance costs of $4.1 million as of July 3, 2004 will be paid out over the next twelve months; and the remaining accrued exit costs of $6.0 million, which consisted of long-term lease commitments less projected sublease income, will be paid as follows: $1.5 million for the remainder of fiscal year 2004, $1.2 million in fiscal year 2005, $1.3 million in fiscal year 2006, $0.4 million in fiscal year 2007 and fiscal year 2008, and $1.2 million thereafter.

      We maintain an accrual for legal and litigation expenses, which amounted to $8.7 million at July 3, 2004. We could be obligated to pay up to approximately $3.8 million of the accrued amounts during the third quarter of fiscal year 2004 as a result of final settlements on certain litigation matters. We are currently engaged in legal proceedings against certain insurers to recover expenses incurred by us in connection with various litigation matters and other claims and proceedings.

      BALANCE SHEET AND CASH FLOWS

      As of July 3, 2004, our liquid investments totaled $162.8 million, as compared to $202.5 million at January 3, 2004, and consisted of $79.7 million of cash and cash equivalents, $28.4 million of marketable securities and $54.7 million of long-term marketable securities. In connection with the issuance of letters of credit, performance bonds and certain litigation matters, we have agreed to maintain specified amounts of cash, cash equivalents and marketable securities in collateral accounts. These assets totaled $10.6 million at July 3, 2004, and are classified as "Restricted cash, cash equivalents and marketable securities" on our balance sheet. The decrease in liquid investments during the first six months of fiscal year 2004 is the result of the loss from operations, the payment of certain accrued expenses, and investments in our information technology infrastructure as well as tooling and test equipment for new products. Based on our liquid investment position at July 3, 2004, we believe that we have sufficient liquid investments to fund our on-going operations and future obligations for at least the next twelve months.

      Net cash used in operating activities was $43.2 million for the six months ended July 3, 2004 and consisted of a $25.6 million loss from operations after adjustments for certain non-cash items, plus working capital uses of $17.6 million, primarily due to annual incentive payments to employees, the timing of receipts from accounts receivable, and the timing of value added tax payments in our EMEA region. We expect to use cash for operating activities during the third quarter of fiscal year 2004 due to an expected operating loss, albeit at reduced levels from what we have experienced during the first six months of fiscal year 2004. We have initiated cost reduction plans aimed at eliminating our operating losses, and may be required to make further cost reductions to eliminate our operating losses.

      Capital expenditures for the first half of fiscal year 2004 were $6.1 million and consisted of information technology purchases and upgrades, assets purchased to support outsourcing contracts and equipment and software used in research and development activities as well as tooling and test equipment for new products. We expect capital spending of approximately $4.0 million to $6.0 million for the remainder of fiscal year 2004. Restricted cash decreased by $8.1 million during the first half of fiscal year 2004 as restrictions relating to standby letters of credit were released. Restricted cash may increase temporarily as funds are placed in escrow pending appeals of certain litigation matters.

      Accounts receivable, net of allowance for doubtful accounts, were $37.0 million at July 3, 2004 compared with $37.5 million at January 3, 2004. The number of days sales outstanding was 37 days at July 3, 2004, compared to 33 days at January 3, 2004. The increase in the number of days sales outstanding is due to the timing of shipments to customers at the end of the second quarter of fiscal year 2004.

      Inventories were $28.1 million at July 3, 2004 or 6.4 turns per annum, compared with $29.0 million at January 3, 2004 or 5.6 turns per annum. Inventories have decreased during fiscal year 2004 primarily as a result of $7.6 million in inventory write-downs and a decrease in inventories at distributors. We expect future cash commitments related to inventory purchases to vary based on sales order demand. In addition, the nature and timing of our new product introductions as well as our competitors' new products entering the markets we serve could have an adverse affect on our inventory levels in the future and may result in additional excess and obsolete inventory provisions.

      Accounts payable at July 3, 2004 of $42.1 million increased from $39.7 million at January 3, 2004 due in part to the timing of payments related to product purchases.

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

      Revenue Recognition. We recognize revenue on arrangements where products and services were bundled in accordance with Emerging Issues Task Force ("EITF") 00-21, "Revenue Arrangements with Multiple Deliverables." In accordance with EITF 00-21, we determine whether the deliverables are separable into multiple units of accounting. We allocate the total fee on such arrangements to the individual deliverables based on their relative fair values or using the residual method. The application of EITF 00-21 includes judgments as to whether the delivered item has value to the customer on a standalone basis and whether we have established objective and reliable evidence of fair value for the undelivered items. Our ability to recognize revenue in the future may be affected if actual selling prices are significantly less than the fair values.

      We recognize revenue on arrangements where software and services were bundled in accordance with SOP 97-2 "Software Revenue Recognition," as amended by SOP 98-9, "Modification of SOP 97-2, Software Recognition, With Respect to Certain Transactions." We allocate the total fee on such arrangements based on the relative fair values of each element. Our ability to recognize revenue in the future may be affected if actual selling prices are significantly less than the fair values.

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

      Inventory Valuation Reserves. Inventory purchases and commitments are based upon future demand forecasts. Reserves for excess and obsolete inventory are established to account for the potential differences between our forecasted demand and the amount of purchased and committed inventory. We periodically experience variances between the amount of inventory purchased or contractually committed to and our demand forecasts, resulting in excess and obsolete inventory charges. In addition, we periodically adjust service spares inventory to net realizable value, as well as reserve for service parts in excess of usage estimates. At July 3, 2004, our inventory valuation reserves were $37.8 million.

      Valuation of Goodwill. Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. In accordance with Financial Accounting Standards Board, or FASB, Statement of Financial Standards, or SFAS, No. 142, goodwill is subject to an annual impairment test using a fair-value-based approach. We have designated the end of the third quarter of each fiscal year as the date of the annual impairment test. In assessing the fair value of goodwill, we make projections regarding future cash flow and other estimates. If these projections or other estimates change in the future, we may be required to record an impairment charge. At July 3, 2004, the carrying value of goodwill on our balance sheet was $15.1 million. Based on our annual impairment test, we did not record an impairment charge during fiscal year 2003.

      Valuation of Long-lived Assets. Long-lived assets are comprised of property, plant and equipment and intangible assets with finite lives. We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable through projected undiscounted cash flows expected to be generated by the asset. When we determine that the carrying value of intangible assets and fixed assets may not be recoverable, we measure impairment by the amount by which the carrying value of the asset exceeds the related fair value. Estimated fair value is generally based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the business underlying the asset in question. At July 3, 2004, the carrying value of long-lived assets, including fixed assets and intangible assets, was $40.6 million. During the first quarter of fiscal year 2004, we recorded impairment charges of $8.7 million relating to certain technology related intangibles due to the decision not to utilize this technology in future products, and the reduction of development efforts for products that currently utilize this technology.

      Valuation of Investments. We maintain certain minority investments in debt and equity securities of companies that were acquired for cash and in non-monetary transactions whereby we exchanged inventory or product credits for preferred or common stock or convertible notes. We review investments for potential impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Many factors are considered in assessing potential impairments. Such events or factors include declines in the investees' stock price in new rounds of financing, market capitalization relative to book value, deteriorating financial condition or results of operations and bankruptcy or insolvency. From time to time we may engage third party experts to estimate the recoverable value of investments management may consider selling. Appropriate reductions in carrying value are recognized in other expense, net in the consolidated statements of operations. We are currently considering selling our interests in a private venture fund, which would eliminate future capital call obligations. At July 3, 2004, the carrying value of these investments on our balance sheet was $1.9 million. We incurred impairment charges of $10.0 million relating to these investments during the first half of fiscal year 2004.

      Restructuring Reserves. We have periodically recorded restructuring charges in connection with our plans to reduce the cost structure of our business. These restructuring charges, which reflect management's commitment to a termination or exit plan that will be completed within twelve months, require management's judgment and may include severance benefits and costs for future lease commitments or excess facilities, net of estimated future sublease income. In determining the amount of the facility exit costs, we are required to estimate such factors as future vacancy rates, the time required to sublet properties and sublease rates. If the actual cost incurred exceeds the estimated cost, an additional charge to earnings will result. If the actual cost is less than the estimated cost, a reduction to special charges will be recognized in the statement of operations. During the first half of fiscal year 2004, we recorded restructuring charges of approximately $5.9 million of which $5.0 million consisted of severance costs and $0.9 million for facility exit costs. At July 3, 2004, we have estimated sublease income associated with vacated facilities of approximately $1.8 million. This estimate of sublease income is subject to change based on known real estate market conditions.

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

      Summary of Critical Estimates Included in Our Consolidated Results of Operations. The following table summarizes the (income) expense impact on our results of operations arising from our critical accounting estimates:

                                                             THREE MONTHS ENDED      SIX MONTHS ENDED
                                                             ------------------    -------------------
                                                             JULY 3,   JUNE 28,    JULY 3,    JUNE 28,
                                                             -------   --------    -------    --------
                                                              2004       2003       2004       2003
                                                              ----       ----       ----       ----
                                                                           (IN MILLIONS)
Net recoveries of doubtful accounts and notes receivable..   $(0.4)     $(3.0)     $(1.0)     $(6.8)
Provision for product inventory write-downs ..............     3.4        0.9        6.6        2.8
Provision for service inventory valuations ...............     0.5         --        1.0         --
Impairment of minority investments .......................     6.6       16.1       10.0       16.3
Restructuring  charges ...................................     1.4        8.2        5.9        8.2
Impairment of intangible  assets .........................      --         --        8.7         --
Deferred tax asset valuation  provision ..................    11.1        9.1       21.3       13.0
                                                             -----      -----      -----      -----
  Total expense from critical accounting estimates .......   $22.6      $31.3      $52.5      $33.5
                                                             =====      =====      =====      =====

NEW ACCOUNTING PRONOUNCEMENTS

      In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, or SAB No. 104, "Revenue Recognition" which revises or rescinds portions of the interpretative guidance included in Topic 13 of the codification of staff accounting bulletins in order to provide consistent guidance with respect to selected revenue recognition issues. The adoption of SAB No. 104 did not have a material effect on our consolidated financial statements.

      In March 2004, the FASB issued EITF No. 03-1, "The Meaning of Other-than-Temporary Impairment and Its Application to Certain Investments" which provides additional guidance on how companies, carrying debt and equity securities at amounts higher than the securities fair values, evaluate whether to record a loss on impairment. In addition, EITF No. 03-1 provides guidance on additional disclosures required about unrealized losses. The impairment accounting guidance is effective for reporting periods beginning after June 15, 2004 and the disclosure requirements are effective for annual reporting periods ending after June 15, 2004. We do not expect the adoption of this statement will have a material impact on our consolidated financial statements.

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

RISKS RELATED TO OUR FINANCIAL RESULTS AND CONDITION

WORLDWIDE AND REGIONAL ECONOMIC UNCERTAINTY MAY CONTINUE TO NEGATIVELY AFFECT OUR BUSINESS AND REVENUE AND CONTINUE TO MAKE FORECASTING MORE DIFFICULT

      If economic or market conditions remain uncertain, fail to improve or worsen, our business, revenue, and forecasting ability will continue to be negatively affected, which could harm our results of operations and financial condition. Our business is subject to the effects of general worldwide economic conditions, particularly in the United States and Europe, and market conditions in the networking industry, which have been particularly uncertain. Recent political and social turmoil, such as terrorist and military actions, as well as the effects of hostilities involving the U.S. in the Middle East or anywhere else in the world, and any continuation or repercussions thereof or responses thereto, may put further pressure on uncertain worldwide economic conditions, particularly if they continue for an extended period of time. Challenging economic and market conditions have resulted in, and may in the future result in, decreased revenue and gross margin, restructuring charges associated with aligning the cost structure of the business with decreased revenue levels, write-offs arising from difficulty managing inventory levels and collecting customer receivables, and impairment of investments. Uncertain political, social, economic and market conditions also make it extremely difficult for us, our customers and our vendors to accurately forecast and plan future business activities. In particular, such conditions make it more difficult for us to develop and implement effective strategies, forecast demand for our products, and effectively manage contract manufacturing and supply chain relationships. This reduced predictability challenges our ability to operate profitably and to grow our business.

WE HAVE A HISTORY OF LOSSES IN RECENT YEARS AND MAY NOT OPERATE PROFITABLY IN THE FUTURE

      We have experienced losses in recent years and may not achieve or sustain profitability in the future. We will need to either generate higher revenue or reduce our costs to achieve and maintain profitability. We may not be able to generate higher revenue or reduce our costs, and if we do achieve profitability, we may not be able to achieve, sustain or increase our profitability over subsequent periods. Our revenue has been negatively affected by uncertain economic conditions worldwide, which has increased price and technological competition for most of our products, as well as resulted in longer selling cycles. If uncertain worldwide economic conditions continue for an extended period of time, our ability to maintain and increase our revenue may be significantly limited. In addition, while we continue to implement cost reduction plans designed to decrease our expenses, including reductions in the size of our workforce, we will continue to have large fixed expenses and expect to continue to incur significant sales and marketing, product development, customer support and service and other expenses. Our additional cost-cutting efforts may result in the recording of additional financial charges, such as workforce reduction costs, facilities reduction costs, asset write downs and contractual settlements. Further, our workforce reductions may impair our ability to realize our current or future business objectives. Costs incurred in connection with our cost-cutting efforts may be higher than the estimated costs of such actions and may not lead to anticipated cost savings. As a result, our cost-cutting efforts may not result in a return to profitability.

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

      Our quarterly operating results may vary significantly from quarter to quarter in the future due to a number of factors, including:

            -     fluctuations in the demand for our products and services;

            - the timing and size of sales of our products or the cancellation or rescheduling of significant orders;

            - the length and variability of the sales cycle for our products;

            - the timing of implementation and product acceptance by our customers and by customers of our distribution partners;

            -     the timing and success of new product introductions;

            - increases in the prices or decreases in the availability of the components we purchase;

      -     price and product competition in the networking industry;

      - our ability to source and receive from third party sources appropriate product volumes and quality;

      -     our ability to execute on our operating plan and strategy;

      - manufacturing lead times and our ability to maintain appropriate inventory levels;

      - the timing and level of research, development and prototype expenses;

      -     the mix of products and services sold;

      - changes in the distribution channels through which we sell our products and the loss of distribution partners;

      - the uncertainties inherent in our accounting estimates and assumptions and the impact of changes in accounting principles;

      -     our ability to achieve targeted cost reductions;

      -     the pending securities litigation;

      - indemnity claims by current or former directors and eligible officers; and

      - general economic conditions as well as those specific to the networking industry.

      Due to these and other factors, you should not rely on quarter-to-quarter comparisons of our operating results as an indicator of our future performance.

WE EARN A SUBSTANTIAL PORTION OF OUR REVENUE FOR EACH QUARTER IN THE LAST MONTH OF EACH QUARTER, WHICH REDUCES OUR ABILITY TO ACCURATELY PREDICT OUR QUARTERLY RESULTS AND INCREASES THE RISK THAT WE WILL BE UNABLE TO ACHIEVE OUR GOALS AND OUR FINANCIAL CONDITION COULD BE HARMED

      We have derived and expect to continue to derive a substantial portion of our revenue in the last month of each quarter, with such revenue frequently concentrated in the last two weeks of the quarter, which reduces our ability to accurately predict our quarterly results and increases the risk that we may not achieve our financial and other goals. Due to this end-of-quarter buying pattern, we traditionally have not been able, and in the future may not be able to predict our financial results for any quarter until very late in the quarter. In addition, we may not achieve targeted revenue levels, either because expected sales do not occur in the anticipated quarter or because they occur at lower prices or on terms that are less favorable to us than anticipated. This end-of-quarter buying pattern also places pressure on our inventory management and logistics systems. If predicted demand is substantially less than orders, there will be excess inventory and if orders substantially exceed predicted demand, we may not be able to fulfill all orders received in the last few weeks of the quarter. In either case, our financial condition could be harmed.

WE CONTINUE TO INTRODUCE NEW PRODUCTS, AND IF OUR CUSTOMERS DELAY PRODUCT PURCHASES OR CHOOSE ALTERNATIVE SOLUTIONS, OUR REVENUE COULD DECLINE, WE MAY INCUR EXCESS AND OBSOLETE INVENTORY CHARGES, AND OUR FINANCIAL CONDITION COULD BE HARMED

      We are in the process of introducing new versions of our entire product portfolio, including a new core router. Among the risks associated with the introduction of new products are delays in development or manufacturing, failure to accurately predict customer demand, effective management of new and discontinued product inventory levels, and risks associated with customer qualification and evaluation of new products. Many of our customers may initially require additional time to evaluate our new products, extending the sales cycle, or may choose alternative solutions. In addition, sales of our existing products could decline as customers await the release of our new products and, as a result, we could be exposed to an increased risk of excess quantities of slow moving product or inventory obsolescence. If customers defer purchasing decisions or choose alternative solutions in connection with our new product introductions, our revenue could decline and our financial condition could be harmed.

THERE IS INTENSE COMPETITION IN THE MARKET FOR ENTERPRISE NETWORK EQUIPMENT, WHICH COULD PREVENT US FROM INCREASING OUR REVENUE AND ACHIEVING PROFITABILITY

      The network communications market is dominated by a small number of competitors, some of which, Cisco Systems in particular, have substantially greater resources and market share than other participants in that market, including us. In addition, this market is intensely competitive, subject to rapid technological change and significantly affected by new product introductions and other market activities of industry participants. Competition in the enterprise network communications market has increased over the past few years as enterprises more closely monitor their costs and investments in response to continued economic uncertainty. In recent quarters, our product revenue has declined as a result of increased competition and a lengthened sales cycle attributable in part to uncertain economic and market conditions as well as other factors. Competitive pressures, exacerbated by continued economic uncertainty, could further reduce demand for our products; result in price reductions, reduced margins or the loss of market share; or increase our risk of additional excess and obsolete inventory provisions and service spare inventory write-downs; any of which would materially harm our revenue, financial condition and business. In addition, if our pricing and other factors are not sufficiently competitive, or if there is an adverse reaction to our product introductions or discontinuations, we may lose market share in certain areas, which could harm our revenue, financial condition and business.

      We intend to compete by investing in product development, focusing on our Secure Networks solutions, expanding our customer base, developing our name recognition and branding, and focusing on operating efficiencies. If our products, services, branding campaign and cost structure do not enable us to compete successfully in these areas, our business could be harmed.

OUR COMPETITORS MAY HAVE GREATER RESOURCES THAN US, WHICH COULD HARM OUR COMPETITIVE POSITION AND REDUCE OUR MARKET SHARE

      Our principal competitors include Alcatel; Cisco Systems; Extreme Networks; Foundry Networks; Hewlett-Packard; Huawei; Nortel Networks; and 3Com. We also experience competition from a number of other smaller public and private companies. We may experience reluctance by our prospective customers to replace or expand their current infrastructure solutions, which may be supplied by one or more of these competitors, with our products, which could challenge our ability to increase our market share. Some of our competitors have significantly more established customer support and professional services organizations and substantially greater selling and marketing, technical, manufacturing, financial and other resources than we do. Some of our competitors also have larger installed customer bases, greater market recognition and more established relationships and alliances in the industry. As a result, these competitors may be able to develop, enhance and expand their product offerings more quickly, adapt more swiftly to new or emerging technologies and changes in customer demands, devote greater resources to the marketing and sale of their products, pursue acquisitions and other opportunities more readily and adopt more aggressive pricing policies than us, which could harm our competitive position and reduce our market share.

      Additional competitors with significant market presence and financial resources may enter our rapidly evolving market, thereby further intensifying competition. There has also been a trend toward consolidation in our industry for several years, and we expect this trend will continue as companies attempt to strengthen or maintain their market share positions. Consolidation among our competitors and potential competitors may result in stronger competitors with expanded product offerings and a greater ability to accelerate their development of new technologies, which could harm our competitive position and reduce our market share.

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

      Despite the current economic downturn, the competition for qualified employees in our industry is particularly intense in the New England area, where our principal operations are located, and it can be difficult to attract and retain quality employees at reasonable cost. We have from time to time experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. In addition, the significant downturn in our business environment has caused us to significantly reduce our workforce and implement other cost-containment activities. These actions may lead to disruptions in our business, reduced employee morale and productivity, increased attrition and difficulty retaining existing employees and recruiting future employees, any of which could harm our business and operating results.

WE ARE EXPOSED TO THE CREDIT RISK OF SOME OF OUR CUSTOMERS

      Our payment terms are typically 30 days in the United States, and sometimes longer internationally. We assess the payment ability of our customers in granting such terms and maintain reserves that we believe are adequate to cover doubtful accounts, however, some of our customers, particularly in Latin America and China, are experiencing, or may experience, reduced revenue and cash flow problems, and may be unable to pay, or may delay payment of, amounts owed to us. Although we monitor the credit risk of our customers, we may not be effective in managing our exposure. If our customers are unable to pay amounts owed to us or cancel outstanding orders, our forecasting ability, cash flow and revenue could be harmed and our business and results of operations may be adversely affected.

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

RISKS RELATED TO THE MARKETS FOR OUR PRODUCTS

WE MAY BE UNABLE TO EFFECTIVELY MANAGE AND INCREASE THE PRODUCTIVITY OF OUR INDIRECT DISTRIBUTION CHANNELS, WHICH MAY HINDER OUR ABILITY TO GROW OUR CUSTOMER BASE AND INCREASE OUR REVENUE

      Our sales and distribution strategy relies heavily on our indirect sales efforts, including sales through distributors and channel partners, such as value-added resellers, systems integrators and telecommunications service providers. We believe that our future success will depend in part upon our ability to effectively manage and increase the productivity of our existing channel partners, as well as maintain and establish successful new relationships. If we are unable to increase the productivity of our indirect distribution channels, we may be unable to increase or sustain market awareness or sales of our products and services, which may prevent us from maintaining or increasing our customer base and revenue. In addition, even if we are able to maintain our existing relationships and establish successful new relationships with channel partners, our revenue may not increase. Our partners are not prohibited from selling products and services that compete with ours and may not devote adequate resources to selling our products and services. Also, we may be unable to maintain our existing agreements or reach new agreements with these partners on a timely basis or at all.

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

      The markets for our products are characterized by rapidly changing technologies and frequent new product introductions. The introduction by us or our competitors of new products and the emergence of new industry standards and practices can render existing products obsolete and unmarketable, increasing our risk of excess and obsolete inventory charges and the risk that we may not achieve our revenue and profitability objectives. Our success will depend upon our ability to enhance our existing products and to develop and introduce, on a timely and cost-effective basis, new products and functionality that keep pace with technological developments and emerging standards. Any failure to introduce new products and enhancements on a timely basis will harm our future revenue and prospects.

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

    In addition, a significant amount of our sales through our channel partners are to entities that rely in whole or in part on public sources of funding, such as federal, state and local government, education and healthcare. Entities relying in whole or in part on public funding often face significant budgetary pressure, which may cause these customers to delay, reduce or forego purchasing from us. If these customers are unable to make, reduce or delay planned purchases, our forecasting ability will be negatively affected and our business, revenue and results of operations could be harmed.

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

      In addition, because our contract manufacturers produce our products based on forward-looking demand projections that we supply to them, we may be unable to respond quickly to sudden changes in demand. With respect to sudden increases in demand, we may be unable to satisfy this demand with our products, thereby forfeiting revenue opportunities and damaging our customer relationships, and with respect to sudden decreases in demand, we may find ourselves with excess inventory, which could expose us to high manufacturing costs compared to our revenue in a financial quarter and increased risks of inventory obsolescence. These factors contributed to a total of $7.6 million provision for inventory write-downs during the first half of fiscal year 2004, a $12.2 million charge in fiscal year 2003 and a $17.9 million charge in fiscal year 2002.

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

OTHER RISKS RELATED TO OUR BUSINESS

OUR SIGNIFICANT SALES OUTSIDE THE UNITED STATES SUBJECT US TO INCREASING FOREIGN POLITICAL AND ECONOMIC RISKS, INCLUDING FOREIGN CURRENCY FLUCTUATIONS

      Our sales to customers outside of the United States accounted for approximately 50.7% and 52.6% of our revenue in the three and six months ended July 3, 2004, respectively, and 49.3% and 50.0% of our revenue in the three and six months ended June 28, 2003, respectively. We are seeking to expand our international presence by establishing arrangements with distribution partners as well as through strategic relationships in international markets. Consequently, we anticipate that sales outside of the United States will continue to account for a significant portion of our revenue in future periods.

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

      - managing export licenses, tariffs and other regulatory issues pertaining to international trade, including those related to counter-terrorism and security;

      - increased effort and costs associated with the protection of our intellectual property in foreign countries; and

      -     difficulties in hiring and managing employees in foreign countries.

PENDING AND FUTURE LITIGATION COULD MATERIALLY HARM OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION

      Several lawsuits have been filed against us and our directors in recent years, including nine shareholder class action lawsuits filed between October 24, 1997 and March 2, 1998. See "Part II, Item 1 - Legal Proceedings" of this quarterly report for a more detailed discussion of pending litigation. The unfavorable resolution of any specific lawsuit could materially harm our business, operating results and financial condition, and could cause the price of our common stock to decline significantly.

      The uncertainty associated with these lawsuits could seriously harm our business, financial condition and reputation by, among other things, harming our relationships with existing customers and impairing our ability to attract new customers, and we may be required to pay significant damages in connection with the 1997 and 1998 securities lawsuits which remain pending. In addition, the defense of the 1997 and 1998 lawsuits will continue to result in significant expense and the continued diversion of our management's time and attention from the operation of our business, which could impede our ability to achieve our business objectives. Although we have insurance designed to cover claims under these lawsuits, this insurance may not be adequate to cover expenses and certain liabilities relating to these lawsuits, and we may need to litigate with our insurance carriers to obtain coverage under our insurance policies. For example, with respect to our recently settled 2002 class action litigation, although we received cash proceeds of approximately $34.5 million from our insurers and have engaged in legal proceedings against other insurers to recover a portion of the remaining expenses incurred, we do not expect these proceeds will fully cover all of our costs and expenses incurred in connection with this and other related matters and we may be unsuccessful in our litigation against the other insurers.

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

      We have made investments in privately-held technology companies and value-added resellers, many of which are in the start-up or development stage, and venture capital funds that invest in similar start-up companies. Investments in these companies are inherently risky as the technologies or products they have under development, or the services they propose to provide, are often in early stages of development and may never materialize. We may never realize any benefits or financial returns from these investments, and, if these companies are not successful, we could lose our entire investment. At July 3, 2004, these investments totaled approximately $1.9 million. During the first half of fiscal year 2004, we recorded impairment losses of $10.0 million relating to these investments.

      We are committed to make up to $8.2 million of additional capital contributions to a venture capital fund in which we are a limited partner. In the event of future capital calls, we could be required to fund some or all of this commitment. If we fail to make a required contribution, we may be obligated to immediately pay all remaining capital contributions of $18.2 million based on the original commitment. Based on recent communications from this fund, we expect approximately $1.0 million to $2.0 million of the remaining commitment could be called by the fund during fiscal year 2004. We cannot predict the likelihood or timing of capital calls for the remaining commitment. We are pursuing the sale of our interest in this fund to minimize future capital call funding requirements; however, we may be unsuccessful in these efforts and our liquidity position would be harmed

OUR FAILURE TO IMPROVE AND SUCCESSFULLY IMPLEMENT OUR MANAGEMENT INFORMATION SYSTEMS AND INTERNAL CONTROLS COULD HARM OUR BUSINESS

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

      Although we may seek to make acquisitions, we may be unable to identify and acquire suitable businesses, assets, technology or product lines on reasonable terms, if at all. Our financial condition or stock price may make it difficult for us to complete acquisitions and we may compete for acquisitions with other companies that have substantially greater financial, management and other resources than we do. This competition may increase the prices we pay to make acquisitions, which are often high when compared to the assets and sales of acquisition candidates. Also, our acquisitions may not generate sufficient revenue to offset increased expenses associated with the acquisition in the short term or at all. We may also consider discontinuing or disposing of businesses, assets, technologies or product lines; however, any decision to limit our investment in or dispose of businesses, assets, technologies or product lines may result in the recording of charges to our statement of operations, such as inventory and technology related impairments, workforce reduction costs, contract termination costs, fixed asset impairments or claims from third party resellers or users of the discontinued products. In addition, to the extent we are required to sell intellectual property rights in disposing of these businesses, assets, technologies or product lines, we may need to re-license the right to use this intellectual property for a fee.

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

      -     potential disruption of our existing operations;

      - an inability to successfully integrate, train and retain key personnel, or transfer or eliminate positions or key personnel;

      - diversion of management attention and employees from day-to-day operations;

      - an inability to incorporate, develop or market acquired businesses, technologies or product lines, or realize value from technologies, products or businesses;

      - operating inefficiencies associated with managing companies in different locations, or separating integrated operations; and

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

      Pursuant to our certificate of incorporation, our Board of Directors has the authority to issue preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any vote or action by our stockholders. The issuance of preferred stock could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. Our certificate of incorporation requires the affirmative vote of the holders of not less than 85% of the outstanding shares of our capital stock for the approval or authorization of certain business combinations as described in our certificate of incorporation. In addition, certain advance notification requirements for submitting nominations for election to our Board of Directors contained in our bylaws, as well as other provisions of Delaware law and our certificate of incorporation and bylaws, could delay or make a change in control more difficult to accomplish.

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

      Foreign Currency Exchange Risk. Due to our global operating and financial activities, we are exposed to changes in foreign currency exchange rates. At July 3, 2004, we had net asset exposures to the Australian Dollar, Eurodollar, Japanese Yen and Brazilian Real. These exposures may change over time as business practices evolve and could materially harm our financial results and cash flows.

      To minimize the potential adverse impact of changes in foreign currency exchange rates, we, at times, have used foreign currency forward and option contracts to hedge the currency risk inherent in our global operations. We do not use financial instruments for trading or other speculative purposes, nor do we use leveraged financial instruments. Gains and losses on these contracts are largely offset by gains and losses on the underlying assets and liabilities. We had no foreign exchange forward or option contracts outstanding at July 3, 2004.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

      An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the fiscal quarter covered by this quarterly report on Form 10-Q was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on and as of the date of that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are sufficient to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

CHANGES IN INTERNAL CONTROLS

      Our management has assessed our internal controls in each of the regions in which we operate as of the end of the fiscal quarter covered by this quarterly report on Form 10-Q. Management continues to seek opportunities to improve our internal controls and has assigned the highest priority to implementing improvements to our internal controls. Specifically, since April 3, 2004, we have implemented the following improvements and additional procedures:

          1. Assessed and identified potential system access control deficiencies with our Enterprise Resource Planning (ERP) system, and initiated actions to remediate these deficiencies;

          2. Performed various tests and evaluations in preparation for our Sarbanes-Oxley section 404 compliance; and

          3. Developed and implemented additional financial, accounting and other policies and procedures and publication of these policies on our internal website.

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

      Indemnification Claims. Our certificate of incorporation provides for indemnification and advancement of certain litigation and other expenses to our directors and certain of our officers to the maximum extent permitted by Delaware law. Accordingly, we, from time to time, may be required to indemnify directors and certain of our officers, including former directors and officers, in various litigation matters, claims or proceedings. We recorded operating expenses of approximately $1.1 million and $2.2 million, for the three and six months ended July 3, 2004, respectively, in legal expenses relating to such matters. We are currently engaged in legal proceedings against certain insurers to recover these and other expenses and costs incurred by us in connection with the related litigation matters, claims and proceedings.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of shareholders on June 9, 2004. At that meeting, shareholders elected William K. O'Brien and Michael Gallagher as directors. Directors Paul R. Duncan, Edwin A. Huston and Ronald T. Maheu continued their respective terms of office. As a result of the approval of the shareholder proposal to approve the adoption of the amended and restated certification of incorporation to declassify our Board of Directors, the terms of our Class I and Class III directors will expire at the 2005 annual meeting of shareholders, and the term of our Class II directors will expire in 2006. All directors will henceforth be elected for terms of one year. The persons elected and the results of the voting are as follows:

                                 Votes For         Votes Withheld
                                -----------        --------------
William K. O'Brien              188,913,047          2,907,609

Michael Gallagher               186,477,736          5,342,920

                                                                                                  Broker Non-
                                                      Votes For      Votes Against     Abstain      Vote
                                                     -----------     -------------     -------    -----------
Company proposal to approve the
 adoption of  the 2004 Equity Incentive Plan         116,304,157      12,207,631       351,689     62,957,179
Shareholder proposal to approve the adoption
 of the amended and restated certificate of
 incorporation to declassify the Board of Directors  190,302,621       1,147,550       370,485

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

31.1 Certification of William K. O'Brien under Section 302 of the Sarbanes-Oxley Act.

31.2 Certification   of  Richard  S.  Haak,   Jr.  under   Section  302  of  the
     Sarbanes-Oxley Act.

32.1 Certification of William K. O'Brien under Section 906 of the Sarbanes-Oxley Act.*

32.2 Certification   of  Richard  S.  Haak,   Jr.  under   Section  906  of  the
     Sarbanes-Oxley Act.*

* The certifications under section 906 are being "furnished" hereunder and shall not be deemed "filed" for purposes of section 18 of the Securities Exchange Act of 1934

(b)  Reports on Form 8-K:

     We furnished a current report on Form 8-K on April 27, 2004 to report our financial results for the quarter ended April 3, 2004.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     ENTERASYS NETWORKS, INC.

                                      /s/ William K. O'Brien
                                     ------------------------------------------
     Date: August 12, 2004       By:  William K. O'Brien
                                      Chief Executive Officer and Director

                                     ENTERASYS NETWORKS, INC.

                                      /s/ Richard S. Haak, Jr.
                                     ------------------------------------------
     Date: August 12, 2004       By:  Richard S. Haak, Jr.
                                      Chief Financial Officer
                                      (Principal Financial and
                                      Accounting Officer)

                                  EXHIBIT INDEX

31.1 Certification of William K. O'Brien under Section 302 of the Sarbanes-Oxley Act.

31.2 Certification of Richard S. Haak, Jr. under Section 302 of the Sarbanes-Oxley Act.

32.1 Certification of William K. O'Brien under Section 906 of the Sarbanes-Oxley Act.*

32.2 Certification of Richard S. Haak, Jr. under Section 906 of the Sarbanes-Oxley Act.*

* The certifications under section 906 are being "furnished" hereunder and shall not be deemed "filed" for purposes of section 18 of the Securities Exchange Act of 1934