Form 10-Q
period 2004-10-02
ENTERASYS NETWORKS INC /DE/
filed 2004-11-12
CIK 846909

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED OCTOBER 2, 2004

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

      As of November 5, 2004 there were 210,516,744 shares of Enterasys common stock, $0.01 par value, outstanding.

                                TABLE OF CONTENTS

                                                                                                                              PAGE
                                                                                                                              ----
PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements
        Consolidated Balance Sheets at October 2, 2004 and January 3, 2004.................................................     3
        Consolidated Statements of Operations for the three and nine months ended October 2, 2004 and September 27, 2003...     4
        Consolidated Statements of Cash Flows for the nine months ended October 2, 2004 and September 27, 2003.............     5
        Notes to the Consolidated Financial Statements.....................................................................     6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations..............................    13
Item 3. Quantitative and Qualitative Disclosures About Market Risk.........................................................    32
Item 4. Controls and Procedures............................................................................................    33

PART II. OTHER INFORMATION

Item 1. Legal Proceedings..................................................................................................    33
Item 6. Exhibits...........................................................................................................    34
Signatures.................................................................................................................    35

PART I -- FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                            ENTERASYS NETWORKS, INC.
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                                   OCTOBER 2,    JANUARY 3,
                                                                                                      2004          2004
                                                                                                  -----------   -------------
                                                                                                  (unaudited)       (a)
                                                       ASSETS

Current assets:
   Cash and cash equivalents....................................................................  $    69,775   $     136,801
   Marketable securities........................................................................       38,955          29,851
   Accounts receivable, net.....................................................................       30,126          37,541
   Inventories..................................................................................       29,076          29,049
   Income tax receivable........................................................................        1,768             595
   Prepaid expenses and other current assets....................................................       27,475          18,497
                                                                                                  -----------   -------------
          Total current assets..................................................................      197,175         252,334

Restricted cash, cash equivalents and marketable securities.....................................       12,416          18,693
Long-term marketable securities.................................................................       38,322          35,803
Investments.....................................................................................          987          11,417
Property, plant and equipment, net..............................................................       31,607          37,881
Goodwill........................................................................................       15,129          15,129
Intangible assets, net..........................................................................        5,162          17,353
                                                                                                  -----------   -------------
          Total assets..........................................................................  $   300,798   $     388,610
                                                                                                  ===========   =============

                                                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable.............................................................................  $    34,960   $      39,738
   Accrued compensation and benefits............................................................       20,950          26,832
   Accrued legal and litigation costs...........................................................        8,017           8,338
   Accrued restructuring charges................................................................        7,425           6,407
   Other accrued expenses.......................................................................       19,598          24,114
   Deferred revenue.............................................................................       35,674          41,187
   Customer advances and billings in excess of revenues.........................................        9,819           7,323
   Income taxes payable.........................................................................       33,985          44,275
                                                                                                  -----------   -------------
          Total current liabilities.............................................................      170,428         198,214

   Long-term deferred revenue...................................................................        6,030           6,217
   Long-term accrued restructuring charges......................................................        4,020           4,118
                                                                                                  -----------   -------------
          Total liabilities.....................................................................      180,478         208,549

   Commitments and contingencies

   Stockholders' equity:
   Series F preferred stock, $1.00 par value; 300,000 shares authorized; none outstanding.......           --              --
   Undesignated preferred stock, $1.00 par value; 1,700,000 shares authorized;
       none outstanding.........................................................................           --              --
   Common stock, $0.01 par value; 450,000,000 shares authorized; 212,264,942 and
       210,805,013 shares issued at October 2, 2004 and January 3, 2004, respectively...........        2,123           2,108
   Additional paid-in capital...................................................................    1,190,935       1,187,449
   Accumulated deficit..........................................................................   (1,051,015)       (990,250)
   Treasury stock, at cost; 1,748,861 common shares at October 2, 2004 and January 3, 2004......      (30,119)        (30,119)
   Accumulated other comprehensive income.......................................................        8,396          10,873
                                                                                                  -----------   -------------
          Total stockholders' equity............................................................      120,320         180,061
                                                                                                  -----------   -------------
          Total liabilities and stockholders' equity............................................  $   300,798   $     388,610
                                                                                                  ===========   =============

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

                            ENTERASYS NETWORKS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                           THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                       --------------------------   --------------------------
                                                                       OCTOBER 2,   SEPTEMBER 27,   OCTOBER 2,   SEPTEMBER 27,
                                                                          2004         2003           2004          2003
                                                                       ----------   -------------   ----------   -------------
Net revenue:
    Product ......................................................     $   65,058   $      70,792   $  195,281   $     225,226
    Services .....................................................         22,352          27,625       71,057          86,023
                                                                       ----------   -------------   ----------   -------------
      Total net revenue ..........................................         87,410          98,417      266,338         311,249
                                                                       ----------   -------------   ----------   -------------
Cost of revenue:
    Product ......................................................         32,832          40,329      101,113         125,075
    Services .....................................................          7,864          15,052       27,656          35,650
                                                                       ----------   -------------   ----------   -------------
      Total cost of revenue ......................................         40,696          55,381      128,769         160,725
                                                                       ----------   -------------   ----------   -------------

      Gross margin ...............................................         46,714          43,036      137,569         150,524

Operating expenses:
    Research and development .....................................         17,685          21,380       57,829          63,486
    Selling, general and administrative ..........................         34,030          44,321      122,006         133,766
    Amortization of intangible assets ............................            929           1,597        3,456           4,905
    Impairment of intangible assets ..............................             --              --        8,734              --
    Shareholder litigation expense ...............................             --          15,900           --          15,900
    Restructuring and other charges ..............................          5,872           8,338       11,765          16,541
                                                                       ----------   -------------   ----------   -------------
      Total operating expenses ...................................         58,516          91,536      203,790         234,598
                                                                       ----------   -------------   ----------   -------------

      Loss from operations .......................................        (11,802)        (48,500)     (66,221)        (84,074)


Interest income, net .............................................            626           1,000        2,276           4,170
Other income (expense), net ......................................          2,980          (8,550)      (6,236)        (23,063)
                                                                       ----------   -------------   ----------   -------------
      Loss before income taxes ...................................         (8,196)        (56,050)     (70,181)       (102,967)
Income tax (benefit) expense .....................................         (2,389)             --       (9,416)            749
                                                                       ----------   -------------   ----------   -------------

      Net loss ...................................................         (5,807)        (56,050)     (60,765)       (103,716)

Accretive dividend and accretion of discount on preferred shares               --              --           --          (2,192)
                                                                       ----------   -------------   ----------   -------------

      Net loss available to common shareholders ..................     $   (5,807)  $     (56,050)  $  (60,765)  $    (105,908)
                                                                       ==========   =============   ==========   =============
Basic and diluted loss per common share:
    Net loss available to common shareholders ....................     $    (0.03)  $       (0.27)  $    (0.28)  $       (0.52)
                                                                       ==========   =============   ==========   =============
Weighted average number of common shares
    outstanding, basic and diluted ...............................        217,840         205,428      217,463         203,657
                                                                       ==========   =============   ==========   =============

          See accompanying notes to consolidated financial statements.

                            ENTERASYS NETWORKS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                          NINE MONTHS ENDED
                                                                                     OCTOBER 2,     SEPTEMBER 27,
                                                                                        2004            2003
                                                                                    ------------    -------------
Cash flows from operating activities:
     Net loss...................................................................    $    (60,765)   $    (103,716)
     Adjustments to reconcile net loss to net cash used in operating activities:
          Depreciation and amortization.........................................          17,329           23,705
          Recoveries on accounts receivable.....................................          (2,945)          (5,640)
          Provision for inventory write-downs...................................          10,751           10,647
          Impairment of intangible assets and property, plant and equipment.....           9,188               --
          Recovery of notes receivable..........................................              --           (2,450)
          Loss on minority investments..........................................           9,446           24,485
          (Gain) loss on foreign currency transactions..........................          (1,775)           3,486
          Non-cash tax benefit..................................................          (9,913)              --
          Gain on legal settlement..............................................          (1,048)              --
          Other, net............................................................              22             (805)
Changes in current assets and liabilities:
     Accounts receivable........................................................          10,071            8,715
     Inventories................................................................         (10,791)           7,800
     Prepaid expenses and other current assets..................................          (8,483)         (29,611)
     Accounts payable and accrued expenses......................................         (14,317)          18,954
     Customer advances and billings in excess of revenues.......................           2,496            2,454
     Deferred revenue...........................................................          (5,514)          (9,660)
     Income taxes receivable, net...............................................            (964)          28,998
                                                                                    -------------   -------------

          Net cash used in operating activities.................................         (57,212)         (22,638)
                                                                                    ------------    --------------

Cash flows from investing activities:
     Capital expenditures.......................................................          (8,104)         (13,210)
     Proceeds from sale of building.............................................              --            1,250
     Proceeds from sale of investments..........................................           2,169            1,688
     Purchase of investments....................................................          (1,450)            (550)
     Purchase of marketable securities..........................................         (34,360)         (39,321)
     Sales and maturities of marketable securities.............................           22,777          111,726
     Release of restricted cash.................................................           6,277              --
                                                                                    ------------     -----------

          Net cash (used in) provided by investing activities...................         (12,691)          61,583
                                                                                    -------------    ------------

Cash flows from financing activities:
     Proceeds from exercise of stock options....................................           1,789            9,299
     Proceeds from common stock issued pursuant to employee stock purchase plans           1,713            1,449
     Proceeds from notes receivable.............................................              --            4,950
     Net payments for redemption of Series D and E Preferred Stock..............              --          (96,814)
                                                                                    ------------    -------------

          Net cash provided by (used in) financing activities...................           3,502          (81,116)
                                                                                    ------------    -------------

Effect of exchange rate changes on cash.........................................            (625)             991
                                                                                    ------------    -------------

Net decrease in cash and cash equivalents.......................................         (67,026)         (41,180)

Cash and cash equivalents at beginning of period................................         136,801          136,193
                                                                                    ------------    -------------

Cash and cash equivalents at end of period......................................    $     69,775    $      95,013
                                                                                    ============    =============

Supplemental disclosure of cash flow information:
      Cash (paid) refunds received for income taxes, net........................    $     (1,251)   $      32,239
      Non-cash investing and financing transactions:
          Accretive dividend and accretion of discount on preferred shares......    $         --    $       2,192

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

                                                                        THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                     -------------------------   --------------------------
                                                                     OCTOBER 2,  SEPTEMBER 27,   OCTOBER 2,   SEPTEMBER 27,
                                                                        2004         2003           2004          2003
                                                                     ----------  -------------   ----------   -------------
                                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net loss available to common shareholders, as reported ...........   $   (5,807)   $  (56,050)   $  (60,765)   $  (105,908)
Add: Total stock-based employee compensation expense determined under fair-value-based method for the employee stock option awards
  and the employee stock purchase plans ..........................       (3,015)       (4,467)   $  (11,638)       (14,671)
                                                                     ----------    ----------    ----------    -----------
Pro forma net loss available to common shareholders ..............   $   (8,822)   $  (60,517)   $  (72,403)   $  (120,579)
                                                                     ==========    ==========    ==========    ===========
Basic and diluted net loss per share:
  As reported ....................................................   $    (0.03)   $    (0.27)   $    (0.28)   $     (0.52)
                                                                     ==========    ==========    ==========    ===========
  Pro forma ......................................................   $    (0.04)   $    (0.29)   $    (0.33)   $     (0.59)
                                                                     ==========    ==========    ==========    ===========

                            ENTERASYS NETWORKS, INC.

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

                                                         THREE MONTHS ENDED             NINE MONTHS ENDED
                                                      OCTOBER 2,   SEPTEMBER 27,   OCTOBER 2,   SEPTEMBER 27,
                                                         2004            2003         2004          2003
                                                      ----------   -------------   ----------   -------------
Employee stock options:

Risk-free interest rate .......................          3.35%        3.05%           3.21%        2.52%
Expected option life...........................       4.36 years   5.59 years      4.52 years    5.37 years
Expected volatility............................        112.00%       113.02%         112.09%      111.71%
Expected dividend yield........................          0.0%          0.0%           0.0%          0.0%
Fair value of options granted..................         $1.33         $4.13          $2.12         $2.99


Employee stock purchase plan shares:

Risk-free interest rate........................         1.95%          1.02%          1.73%        98.0%
Expected option life...........................        6 months      6 months       6 months      6 months
Expected volatility............................         72.46%        70.64%         72.03%        82.36%
Expected dividend yield........................          0.0%          0.0%           0.0%          0.0%
Fair value of plan shares......................         $0.87         $1.51           $1.02        $1.04

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

NEW ACCOUNTING PRONOUNCEMENTS

      In March 2004, the FASB issued Emerging Issues Task Force ("EITF") No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments" which provides additional guidance on how companies, carrying debt and equity securities at amounts higher than the securities fair values, evaluate whether to record a loss on impairment. In addition, EITF No. 03-1 provides guidance on additional disclosures required about unrealized losses. The impairment accounting guidance is effective for reporting periods beginning after June 15, 2004 and the disclosure requirements are effective for annual reporting periods ending after June 15, 2004. On September 30, 2004, the FASB approved the issuance of FASB Staff Position EITF No. 03-1-1, which delays the effective date for the application of the recognition and measurement provisions of EITF No. 03-1 to investments in securities that are impaired. Certain disclosure provisions in EITF No. 03-1 were effective for fiscal years ended after December 15, 2003 and other disclosure provisions are effective for annual reporting periods ending after June 15, 2004. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

RECLASSIFICATIONS

      Certain prior period balances have been reclassified to conform to the current period presentation.

                            ENTERASYS NETWORKS, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - - CONTINUED

3. ACCOUNTS RECEIVABLE, NET

      Accounts receivable were as follows:

                                               OCTOBER 2,      JANUARY 3,
                                                  2004            2004
                                               ----------      ----------
                                                     (IN THOUSANDS)

Gross accounts receivable....................  $   31,334      $   40,938
Allowance for doubtful accounts..............      (1,208)         (3,397)
                                               ----------      ----------
  Accounts receivable, net...................  $   30,126      $   37,541
                                               ==========      ==========

      The Company defers revenue on product shipments to certain stocking distributors until those distributors have sold the product to their customer. At October 2, 2004 and January 3, 2004, $19.9 million and $19.1 million, respectively, of product shipments had been billed and revenue has not been recognized, of which $9.7 million and $6.2 million, respectively, was paid and is included in customer advances and billings in excess of revenues. The balance of $10.2 million and $12.9 million, respectively, was unpaid and is recorded as a contra account to gross accounts receivable.

4. INVENTORIES

   Inventories consisted of the following:

                                         OCTOBER 2,   JANUARY 3,
                                           2004          2004
                                         ----------   ----------
                                             (IN THOUSANDS)
Raw materials..........................  $    2,852   $    4,170
Service spares.........................       2,400        2,184
Finished goods.........................      23,824       22,695
                                         ----------   ----------
  Inventories..........................  $   29,076   $   29,049
                                         ==========   ==========

5.   GOODWILL AND INTANGIBLE ASSETS

      In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill is subject to an annual impairment test using a fair-value-based approach. All other intangible assets are amortized over their estimated useful lives and assessed for impairment under SFAS No. 144, "Accounting for the Impairment and Disposal of Long-lived Assets." The Company has designated the end of the third quarter of the fiscal year as the date of the annual test. In addition to the annual impairment test, SFAS No. 142 also requires the Company to perform an impairment test if an event or circumstances indicate that it is more likely than not that an impairment loss has occurred. The Company completed its annual impairment test at October 2, 2004 and found no impairment of recorded goodwill. Goodwill at October 2, 2004 and September 27, 2003 was $15,129.

      During the first quarter of fiscal year 2004, the Company recorded an impairment charge of $8.7 million relating to the write-down of patents and technology intangible assets recorded in connection with the Company's fiscal year 2001 acquisition of Indus River Networks. In conjunction with the Company's first quarter restructuring plan, the Company decided to curtail certain development efforts, which reduced forecasted demand on future products that would have used this technology. As a result, the intangible assets' fair value was determined to be zero based on a discounted cash flows analysis.

      The table below presents gross amortizable intangible assets and the related accumulated amortization at October 2, 2004:

                                                                      NET CARRYING
                                          GROSS                         VALUE OF
                                         CARRYING      ACCUMULATED    INTANGIBLE
                                          AMOUNT      AMORTIZATION       ASSETS
                                         --------     ------------    ------------
                                                         (IN THOUSANDS)
Customer Relations...........            $ 28,600     $    (24,511)   $      4,089
Patents and Technology.......               2,092           (1,019)          1,073
                                         --------     ------------    ------------
  Total......................            $ 30,692     $    (25,530)   $      5,162
                                         ========     ============    ============

      All of the Company's identifiable intangible assets are subject to amortization. Total amortization expense was $0.9 million and $3.5 million for the three months and nine months ended October 2, 2004, respectively and $1.6 million and $4.9 million for the three and nine months ended September 27, 2003, respectively. Based on the net carrying value of intangible assets at October 2, 2004, the estimated amortization expense is $1.0 million for the remainder of fiscal year 2004; $3.7 million for fiscal year 2005 and $0.5 million for fiscal year 2006.

                            ENTERASYS NETWORKS, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - - CONTINUED

6.    OTHER ACCRUED EXPENSES

    Other accrued expenses consisted of the following:

                                                       OCTOBER 2,    JANUARY 3,
                                                          2004          2004
                                                       ----------    ----------
                                                            (IN THOUSANDS)
Accrued audit and accounting expense.................  $    2,058    $    2,285
Accrued marketing and selling costs..................       5,459         7,180
Accrued royalties....................................       1,715           337
Accrued IT and engineering                                  1,109         1,544
Accrued utilities....................................         829           822
Accrued sales tax and VAT expense....................       2,389         4,462
Other................................................       6,039         7,484
                                                       ----------    ----------
  Total other accrued expenses                         $   19,598    $   24,114
                                                       ==========    ==========

7.    RESTRUCTURING AND OTHER CHARGES

      The following table summarizes accrued restructuring activity:

                                                                TOTAL
                               SEVERANCE   FACILITY EXIT       ACCRUED
                                BENEFITS       COSTS         RESTRUCTURING
                               ---------   -------------    --------------
                                             (IN THOUSANDS)
Balance, March 29, 2003 ....   $     825     $ 5,522          $  6,347
  Q2 restructuring charge ..       7,431         772             8,203
  Q2 cash payments .........      (1,908)       (282)           (2,190)
                               ---------     -------          --------
Balance, June 28, 2003 .....       6,348       6,012            12,360
  Q3 restructuring charge ..       6,282       2,056             8,338
  Q3 cash payments .........      (6,416)     (1,072)           (7,488)
                               ---------     -------          --------
Balance, September 27, 2003        6,214       6,996            13,210
  Q4 restructuring charge ..         990          --               990
  Q4 cash payments .........      (3,362)       (313)           (3,675)
                               ---------     -------          --------
Balance, January 3, 2004 ...       3,842       6,683            10,525
  Q1 restructuring charge ..       3,800         685             4,485
  Q1 cash payments .........      (2,161)       (777)           (2,938)
                               ---------     -------          --------
Balance, April 3, 2004 .....       5,481       6,591            12,072
  Q2 restructuring charge ..       1,173         235             1,408
  Q2 cash payments .........      (2,518)       (831)           (3,349)
                               ---------     -------          --------
Balance, July 3, 2004 ......       4,136       5,995            10,131
  Q3 restructuring charges (1)     4,231       1,187             5,418
  Q3 cash payments .........      (3,128)       (976)           (4,104)
                               ---------     -------          --------
Balance, October 2, 2004 ...   $   5,239     $ 6,206          $ 11,445
                               =========     =======          ========

(1)   Excludes asset impairment charges of $454.

      During the first three months of fiscal year 2004, the Company developed a plan to align the cost structure of the Company's business with its Secure Networks strategy. The implementation of the plan was initially targeted to reduce the Company's global headcount by approximately 200 individuals from the Company's 2003 fiscal year end headcount, or 14% of the global workforce. The targeted headcount reductions were achieved in the third quarter of fiscal year 2004. In connection with the targeted headcount reductions and additional headcount reductions planned in the third quarter of fiscal year 2004, the Company recorded employee severance related costs of $9.2 million during the first nine months of fiscal year 2004 for approximately 300 individuals. Additionally, the Company has exited seven facilities, which included two research facilities and five regional sales offices, and recorded facility exit costs of $2.1 million and asset impairment charges of $0.5 million during the first nine months of fiscal year 2004.

      The remaining accrued severance benefits of $5.2 million as of October 2, 2004 will be paid over the next twelve months; and the remaining accrued facility exit costs of $6.2 million, which consists of long-term lease commitments of $9.2 million less projected sublease income of $3.0 million, will be paid as follows: $0.7 million for the remainder of fiscal year 2004, $1.8 million in fiscal year 2005, $1.4 million in fiscal year 2006, $0.6 million in fiscal year 2007, $0.4 million in fiscal year 2008, and $1.3 million thereafter.

      During fiscal year 2003, the Company evaluated the workforce and skill levels necessary to satisfy the expected future requirements of the business. As a result, the Company implemented plans to eliminate positions, and realigned and modified certain

                            ENTERASYS NETWORKS, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - - CONTINUED

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

8.    OTHER INCOME (EXPENSE), NET

      The following schedule reflects the components of other income(expense), net:

                                                               THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                     ------------------------------------   --------------------------------------
                                                     OCTOBER 2, 2004   SEPTEMBER 27, 2003   OCTOBER 2, 2004    SEPTEMBER 27, 2003
                                                     ---------------   ------------------   ---------------    -------------------
Gain (loss) on minority investments ..............       $   169           $(8,235)             $(9,446)           $(24,485)
Net realized gain on sale of marketable securities             7                 -                    7                 776
Recovery of note receivable ......................             -                 -                    -               2,450
Foreign currency gain (loss) .....................         1,844              (180)               1,729              (3,040)
Gain on legal settlement .........................         1,048                 -                1,048                   -
Other, net .......................................           (88)             (135)                 426               1,236
                                                         -------           -------              -------            --------
  Total other income(expense), net ...............       $ 2,980           $(8,550)             $(6,236)           $(23,063)
                                                         =======           =======              =======            ========

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

    At December 28, 2002, the Company had a valuation allowance of $3.6 million on the balance of a note receivable, issued as part of a credit agreement related to the Company's earlier sale of its Digital Networks Product Group, due to significant uncertainty regarding the likelihood that the Company would receive the balance due. During the first quarter of the fiscal year 2003, the Company reduced the valuation allowance to $1.1 million due to a subsequent receipt of a principal payment of approximately $2.5 million on March 31, 2003. At October 2, 2004, the remaining balance on the note receivable of $1.1 million remains unpaid, and is fully offset by a valuation allowance.

      In the third quarter of fiscal year 2004, the Company recorded a non-recurring foreign currency benefit of $2.0 million to reflect the period end cumulative effect of foreign currency translation.

      The Company recorded a gain of $1.0 million in the third quarter of fiscal year 2004 from a legal settlement related to claims pertaining to the sale of a former subsidiary, Aprisma, in fiscal year 2002.

9.    INCOME TAXES

      The Company recorded a net income tax benefit of $9.4 million for the first nine months of fiscal year 2004, compared with income tax expense of $0.7 million for the first nine months of fiscal year 2003. Based on Internal Revenue Service ("IRS") guidance issued at the end of the Company's first quarter of fiscal year 2004, the Company filed documentation with the IRS shortly following the end of the second quarter of fiscal year 2004 enabling the Company to recognize a reduction to accrued tax liabilities of approximately $12.0 million in fiscal year 2004. Approximately $9.9 million of the liability reduction was recognized as a tax benefit during the first nine months of fiscal year 2004, and the remaining $2.1 million will be recognized during the remainder of fiscal year 2004.

                            ENTERASYS NETWORKS, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - - CONTINUED

10.     COMPREHENSIVE LOSS

    The Company's total comprehensive loss was as follows:

                                                     THREE MONTHS ENDED                        NINE MONTHS ENDED
                                             -------------------------------------   -------------------------------------
                                             OCTOBER 2, 2004    SEPTEMBER 27, 2003   OCTOBER 2, 2004    SEPTEMBER 27, 2003
                                             ---------------    ------------------   ---------------    ------------------
                                                                           (IN THOUSANDS)
Net loss .................................       $(5,807)           $(56,050)           $(60,765)           $(103,716)
Other comprehensive income (loss):
  Unrealized loss on marketable securities            (1)               (678)               (882)              (1,765)
  Foreign currency translation adjustment         (1,220)               (453)             (1,595)               4,753
                                                 -------            --------            --------            ---------
    Total comprehensive loss .............       $(7,028)           $(57,181)           $(63,242)           $(100,728)
                                                 =======            ========            ========            =========

11.     SEGMENT INFORMATION

    The Company operates its business as one segment, which is the business of designing, developing, marketing and supporting comprehensive networking solutions.

Net revenue by geography is as follows:

                                             THREE MONTHS ENDED                          NINE MONTHS ENDED
                                  --------------------------------------    -----------------------------------------
                                    OCTOBER 2, 2004   SEPTEMBER 27, 2003     OCTOBER 2, 2004       SEPTEMBER 27, 2003
                                  ------------------  ------------------    ------------------    -------------------
                                   REVENUE   PERCENT   REVENUE    PERCENT     REVENUE   PERCENT    REVENUE     PERCENT
                                  ---------  -------  ---------  -------    --------   -------    --------    -------
                                                                  ($ IN THOUSANDS)
North America ................    $ 45,156      51.6% $  48,094     48.9%   $129,873      48.8%   $154,417       49.6%
Europe, Middle East and Africa      31,174      35.7     32,535     33.0      94,296      35.4      99,387       31.9
Asia Pacific .................       5,856       6.7     13,094     13.3      23,832       8.9      38,578       12.4
Latin America ................       5,224       6.0      4,694      4.8      18,337       6.9      18,867        6.1
                                  --------   -------  ---------  -------    --------   -------    --------    -------
    Total net revenue ........    $ 87,410     100.0% $  98,417    100.0%   $266,338     100.0%   $311,249      100.0%
                                  ========   =======  =========  =======    ========   =======    ========    =======

12.     LOSS PER SHARE

      Basic and diluted net loss per common share is computed using the weighted average number of common shares outstanding. Options to purchase 31.5 million and 27.5 million shares of common stock were outstanding at October 2, 2004 and September 27, 2003, respectively, and 0.5 million and 7.9 million warrants to purchase shares of the Company's common stock were outstanding at October 2, 2004 and September 27, 2003, respectively, but were not included in the computation of diluted net loss per share since the effect was anti-dilutive. Warrants to purchase 7.4 million shares of common stock for an exercise price of $6.20 per share expired on August 29, 2004.

      During the fourth quarter of fiscal year 2003, the Company agreed to distribute shares of its common stock with a value of $33.0 million to settle outstanding shareholder litigation. The Company distributed 1,304,340 shares of common stock during the fourth quarter of fiscal year 2003 and expects to distribute the remaining 7,423,511 shares of its stock during fiscal year 2004. In accordance with SFAS No. 128, "Earnings Per Share," the Company considers these shares to have no contingencies, and accordingly, included these shares of common stock in its calculation of weighted common stock outstanding at October 2, 2004.

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

      Described below are the material legal proceedings in which we are involved:

      Securities Class Action in the District of Rhode Island. Between October 24, 1997 and March 2, 1998, nine shareholder class

                            ENTERASYS NETWORKS, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - - CONTINUED

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

      The Company maintains an accrual for various legal and litigation expenses, which amounted to an aggregate of $8.0 million at October 2, 2004. The Company could be obligated to pay up to approximately $3.8 million of the accrued amounts as early as the fourth quarter of fiscal year 2004, as a result of final disposition of certain litigation matters.

      INDEMNIFICATION CLAIMS

      The Company's certificate of incorporation provides for indemnification and advancement of certain litigation and other expenses to the Company's directors and certain of its officers to the maximum extent permitted by Delaware law. Accordingly, the Company, from time to time, may be required to indemnify directors and certain of its officers, including former directors and officers, in various litigation matters, claims or proceedings. The Company recorded operating expenses of approximately $0.2 million and $2.4 million, for the three and nine months ended October 2, 2004, respectively, in legal expenses relating to such matters. The Company is currently engaged in legal proceedings against certain insurers to recover these and other expenses and costs incurred by the Company in connection with the related litigation matters, claims and proceedings.

      OTHER

      In some instances prior to fiscal year 2002, customers of the Company received financing for the purchase of equipment from third party leasing organizations and the Company guaranteed the payments of those customers. Most of these guarantees related to equipment sales of Riverstone, an entity which was spun off in 2001. During fiscal year 2003, the Company entered into a $5.5 million settlement agreement with a Riverstone customer for reimbursement of lease guarantee payments made by the Company related to default guarantees of the customer's equipment lease obligations provided in prior years. In fiscal year 2003, the Company recorded the initial receipt of $2.0 million as a reduction to selling, general and administrative expense, with the balance of $3.5 million to be paid in 24 monthly installments. Payments received prior to October 2, 2004 were recorded as a reduction to operating expense when received due to the uncertainty regarding collectibility of the unpaid amounts. The Company completed a settlement with Riverstone regarding reimbursement of previously incurred losses from lease guarantee payments made by the Company. As a part of the settlement, Riverstone agreed to guarantee the remaining payments from this customer and the Company recorded a receivable for the remaining unpaid balance of $1.5 million at October 2, 2004 because collectibility is now deemed probable.

      In addition, the Company has guaranteed a portion of a former subsidiary's (Aprisma) lease obligations and related maintenance and management fees through 2012. At October 2, 2004, the amount of the guarantee was $4.0 million and automatically reduces to $3.0 million on February 1, 2009, to $2.0 million on February 1, 2010 and to $1.0 million on February 1, 2011 and terminates on February 1, 2012. The Company estimates the fair value of the guarantee to be between $2.0 million and $4.0 million based on current market rates for similar property. The Company is indemnified by the acquirer of Aprisma for up to $3.5 million in losses it may incur in connection with this guarantee. The Company has pledged $4.8 million to secure this guarantee.

      At October 2, 2004, the Company was committed to make up to $3.6 million of future capital contributions to a venture capital fund in which it is a limited partner. This commitment decreased by $4.6 million from the prior quarter due to the partial sale of one partnership interest. For the nine months ended October 2, 2004, the Company's commitment decreased by $8.4 million. In the event of future capital calls, the Company could be required to fund some or all of this commitment. Based on recent communications from this fund, the Company expects approximately $0.5 million of the commitment could be called by the fund in the fourth quarter of fiscal year 2004. The Company cannot predict the likelihood or timing of capital calls for the remaining commitment. The Company is pursuing the sale of its remaining partnership interest in this fund to minimize future capital call funding requirements.

14.    RELATED PARTY TRANSACTIONS

      INVESTMENTS

      The Company has minority investments in debt and equity securities of certain companies. The Company does not have a controlling interest in these entities or exert any managerial control. Revenue recognized from sales to investee companies was $1.0 million and $5.3 million for the three and nine months ended October 2, 2004, respectively, and $2.5 million and $5.9 million for the three and nine months ended September 27, 2003, respectively, and was related to transactions with normal terms and conditions.

      In the third quarter of fiscal year 2004, the Company agreed to sell one of its minority investments to the majority owner for approximately $0.5 million. We believe the transaction price represented the fair market value of the investment.

15.      SUBSEQUENT EVENTS

      On October 11, 2004, the Company entered into a settlement agreement with its former subsidiary, Riverstone, regarding reimbursement of previously incurred losses from lease guarantee payments made by the Company. As part of the agreement, Riverstone paid $2.0 million in cash and guaranteed a $1.5 million payable under a prior settlement agreement between the Company and a Riverstone customer. The Company recorded a receivable for $3.5 million at October 2, 2004 and a corresponding reduction to selling, general and administrative expense for the three months ended October 2, 2004.

      On October 28, 2004, the Company received $1.2 million in cash as settlement for previously written off receivables for the final distribution from a former customer's bankruptcy liquidation. The Company recorded the bad debt recovery as a receivable at October 2, 2004 and a corresponding reduction to selling, general and administrative expense for the three months ended October 2, 2004.

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

      All references in this quarterly report to "Enterasys Networks," "we," "our," or "us" mean Enterasys Networks, Inc.

      OVERVIEW

      We design, develop, market, and support comprehensive networking solutions architected to address the networking requirements of global enterprises. We believe our solutions offer customers the secure, high-capacity, cost-effective, network connectivity and infrastructure required to facilitate the exchange of information among employees, customers, vendors, partners and other network users. We are focused on delivering networking solutions that include security features within the network architecture. We believe our solutions enable customers to meet their requirements for network continuity, context, control, compliance and consolidation through an architecture and management interface designed for ease of use. Our installed base of customers consists of commercial enterprises; governmental entities; healthcare, financial, educational and non-profit institutions; and various other organizations. Our product revenue consists primarily of sales of our network hardware, including switches, routers, wireless devices and other networking equipment. Product revenue also includes revenue from the sale of our software products, including our Dragon intrusion detection software and our NetSight Atlas network management software. Our services revenue is derived primarily from our contracts to provide on-going maintenance and support services around the world, 7 days a week, 24 hours a day, and also from network outsourcing contracts and professional services to install, develop and improve network performance and capabilities.

      Net revenues were $266.3 million for the first nine months of fiscal year 2004, which represented a 14.4% decrease from the first nine months of fiscal year 2003. Net revenues for the third quarter of fiscal year 2004 decreased by 4.7% from the second quarter of fiscal year 2004. The year over year decline in net revenue is the result of lower sales from older generation products, primarily our core routing products, that were only partially offset by sales of new switching products; and declining service revenue due to the expiration of maintenance contracts on older generation products. The sequential decline in quarterly net revenue is due primarily to lower product revenue in Asia Pacific and Latin America and lower service revenue in North America.

      We are focused on implementing changes to further improve our competitive position and sales productivity as well as continuing our product refresh, consistent with our goal of increasing net revenues. During the first nine months of fiscal year 2004, we:

- Continued the refresh of our entire product line including our Matrix C Series switch product and eleven new modules for our Matrix N Series switching products; releasing enhancements to our Secure Networks offering with our Trusted End Systems (TES) admission control functionality and our Dynamic Intrusion Response (DIR) detection and intervention capability; and introducing a beta version of our Matrix X Series router;

- Appointed a new Executive Vice President of Worldwide Sales and Service, and appointed several new senior sales leaders in North America;

- Launched an advertising campaign focusing on our Secure Networks(TM) solutions;

- Formed a new alliance with Lucent Technologies aimed at broadening our market reach through the Lucent professional services organization;

- Focused our efforts on increasing sales opportunities through our global partners: EDS, IBM, Lucent, Siemens and Dell; and

- Completed a cost reduction plan to reduce our annual costs by an aggregate of approximately $28 million, consisting of approximately $24 million in reduced annual operating expenses and $4 million in reduced cost of revenue from the first quarter 2004 levels.

      While total product revenue declined in the third quarter of fiscal year 2004 from the prior quarter, we believe the successful introduction of our new products and enhancements is essential to our goal of increasing product revenue in future quarters. In the third quarter of fiscal year 2004, new product shipments, defined as products introduced since mid-2003, increased by approximately $4 million compared to the prior quarter and accounted for approximately 60% of product shipments.

      During the first quarter of fiscal year 2004, we developed a plan to align the cost structure of our business with our Secure Networks strategy. The implementation of this plan was initially targeted to reduce our global workforce by approximately 200 individuals, or 14%, from our 2003 fiscal year end headcount, as well as reduce our annual costs by an aggregate of approximately $28 million, or $7 million per quarter compared to the first quarter of fiscal year 2004. The targeted headcount reductions and annual cost savings were achieved in the third quarter of fiscal year 2004. At the end of the third quarter of fiscal year 2004, our full-time headcount stood at approximately 1,180 compared with approximately 1,400 at the end of the prior fiscal year. In connection with our targeted headcount reductions and additional headcount reductions planned in the third quarter of fiscal year 2004, we recorded employee severance related costs of $9.2 million during the first nine months of fiscal year 2004 for approximately 300 individuals. Additionally, we have exited seven facilities which included two research facilities and five regional sales offices and recorded facility exit costs of $2.1 million and asset impairment charges of $0.5 million during the first nine months of fiscal year 2004. To the extent we identify additional costs savings opportunities, we may incur additional restructuring charges in future periods.

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

                                                 THREE MONTHS ENDED                      NINE MONTHS ENDED
                                       OCTOBER 2, 2004    SEPTEMBER 27, 2003    OCTOBER 2, 2004    SEPTEMBER 27, 2003
                                       ---------------    ------------------    ---------------    ------------------
Net revenue:
    Product .......................          74.4 %              71.9%               73.3%               72.4%
    Services ......................          25.6                28.1                26.7                27.6
                                             ----                ----                ----                ----

          Total net revenue .......         100.0               100.0               100.0               100.0
                                            -----               -----               -----               -----
Cost of revenue:
     Product ......................          50.5                57.0                51.8                55.5
     Services .....................          35.2                54.5                38.9                41.4
                                            -----               -----               -----               -----
           Total cost of revenue ..          46.6                56.3                48.3                51.6
                                            -----               -----               -----               -----
Gross Margin:
     Product gross margin .........          49.5                43.0                48.2                44.5
     Services gross margin ........          64.8                45.5                61.1                58.6
                                            -----               -----               -----               -----
           Total gross margin .....          53.4                43.7                51.7                48.4
                                            -----               -----               -----               -----
Research and development ..........          20.2                21.7                21.7                20.4
Selling, general and administrative          38.9                45.0                45.8                43.0
Amortization of intangible assets .           1.1                 1.6                 1.3                 1.6
Impairment of intangible assets ...            --                  --                 3.3                  --
Shareholder litigation expense ....            --                16.2                  --                 5.1
Restructuring charges .............           6.7                 8.5                 4.4                 5.3
                                            -----               -----               -----               -----
           Total operating expenses          66.9                93.0                76.5                75.4
                                            -----               -----               -----               -----

           Loss from operations ...         (13.5)%             (49.3)%             (24.8)%             (27.0)%
                                            =====               =====               =====               =====

THIRD QUARTER OF FISCAL YEAR 2004 COMPARED TO THE THIRD QUARTER OF FISCAL YEAR 2003

NET REVENUE

      Net revenue decreased by $11.0 million or 11.2%, to $87.4 million in the third quarter of fiscal year 2004 from $98.4 million in the third quarter of fiscal year 2003 due to lower net product and services revenue. Geographically, net revenue from Asia Pacific decreased in the third quarter of fiscal 2004 from the prior year's third quarter by $7.2 million, or 55.3%, primarily due to China and Japan. Net revenues from North America and Europe, the Middle East, and Africa also declined by $2.9 million and $1.4 million, respectively. In North America, a decline in service revenues of $5.0 million was partially offset by an increase of $2.1 million in product revenues. Net revenue in Latin America increased by $0.5 million.

      Net product revenue of $65.1 million in the third quarter of fiscal year 2004 decreased by $5.7 million, or 8.1%, compared with $70.8 million in the prior year's third quarter. The decline was primarily a result of lower sales from older generation products, such as our core routing products, which were only partially offset by sales of new products. Sales of our older generation core routing products declined to approximately 10% of product revenue for the third quarter of fiscal year 2004, as compared to 17% for the third quarter of fiscal year 2003. We are expecting to release our next generation core routing product, the Matrix X Series, to production during the first quarter of fiscal year 2005.

      In the third quarter of fiscal year 2004, net services revenue of $22.4 million declined by $5.2 million, or 19.1%, compared with $27.6 million in the third quarter of fiscal year 2003. The decrease was primarily due to a declining maintenance revenue base in North America resulting from the expiration of higher priced maintenance contracts on older generation products, as well as lower professional services revenue. In the near term, we believe future net services revenue could continue to decline by approximately $1 million to $2 million per quarter from the third quarter of fiscal year 2004 until growth in new product sales and associated maintenance contracts are sufficient to replace the expiration of higher-priced maintenance contracts on older generation products.

GROSS MARGIN

      Total gross margin of $46.7 million in the third quarter of fiscal year 2004 increased by $3.7 million compared with $43.0 million in the prior year's third quarter. As a percentage of net revenue, total gross margin increased to 53.4% in the third quarter of fiscal year 2004 compared with 43.7% in the third quarter of fiscal year 2003.

      Product gross margin was 49.5% in the third quarter of fiscal year 2004 compared with 43.0% in the prior year. The improvement in the product gross margin percentage was principally due to lower provisions for inventory write-downs, higher profit margins on newer products, as well as reduced overhead costs due to cost reduction initiatives. We recorded provisions of $1.1 million and $3.5 million for inventory write-downs in the third quarters of fiscal years 2004 and 2003, respectively, due to lower projected sales of older generation products.

      Despite the lower service revenues, services gross margin percentage improved to 64.8% in the third quarter of fiscal year 2004 compared with 45.5% in the prior year's third quarter, primarily due to lower provisions for inventory write-downs, and lower labor costs as a result of our workforce reductions. Increased sales of newer products, as well as expirations of maintenance contracts on older generation products, resulted in an excess of certain service parts as of the end of the third quarter of fiscal year 2003. Based on the revised usage estimates, service spares inventory was written down by $4.4 million to net realizable value. Services gross margin percentage is likely to be in the range of 60% until the growth in new product sales and associated maintenance contracts are sufficient to replace the expiration of legacy maintenance contracts.

OPERATING EXPENSES

      For the third quarter of fiscal year 2004, research and development expense decreased by $3.7 million to $17.7 million compared with $21.4 million in the third quarter of fiscal year 2003. The decline from the prior year was primarily due to lower labor-related costs of $1.4 million from our cost reduction initiatives, a decrease in outside services of $1.0 million related to the timing of various projects, and lower depreciation expense of $0.6 million from reduced capital expenditures.

      Selling, general and administrative ("SG&A") expense in the third quarter of fiscal year 2004 decreased by $10.3 million to $34.0 million compared with $44.3 million in the prior year. Significant components of the decline in SG&A expense were increased income of $4.0 million from recoveries of bad debts and lease guarantees, $1.4 million from reduced professional services expenses, $1.2 million of lower legal expenses related to various litigation matters, claims and proceedings, $1.1 million of lower depreciation expense from reduced capital expenditures, and $0.8 million in lower labor-related costs from our cost reduction initiatives. Included in the significant components described above were $3.5 million for lease guarantee recoveries from a settlement with our former subsidiary, Riverstone, and $1.2 million for bad debt recoveries on the final distribution from a former customer's bankruptcy liquidation.

AMORTIZATION OF INTANGIBLE ASSETS

      Amortization costs for intangible assets decreased by $0.7 million to $0.9 million in the third quarter of fiscal year 2004 compared with the prior year as a result of the impairment and related write off of certain intangible assets during the first quarter of fiscal year 2004 and other intangibles becoming fully amortized.

SHAREHOLDER LITIGATION EXPENSE

In October 2003, we reached agreements to settle all outstanding shareholder litigation against us, our directors and former officers filed in connection with the financial restatements for the 2001 fiscal and transition years. Under the financial terms of the settlement, we agreed to pay $17.4 million in cash and to distribute shares of our stock with a value of $33.0 million. We also received approximately $34.5 million in cash proceeds from certain of our insurers in the fourth quarter which we recorded as insurance receivable on the consolidated balance sheet at September 27, 2003. For the third quarter of fiscal year 2003, we recorded a shareholder litigation charge of $15.9 million which reflects the net result of the settlement.

RESTRUCTURING AND OTHER CHARGES

      During the first quarter of fiscal year 2004, we developed a plan to align the cost structure of our business with our Secure Networks strategy. The implementation of the plan was initially targeted to reduce our global headcount by approximately 200 individuals from our 2003 fiscal year end headcount, or 14% of the global workforce. The targeted headcount reductions were achieved in the third quarter of fiscal year 2004. During the third quarter of fiscal year 2004, we recorded employee severance related costs of $4.2 million which were principally due to planned reductions associated with changing our sales model in China and Japan. Additionally, we exited four facilities, which included a research facility and three regional sales offices, and recorded facility exit costs of $1.2 million and asset impairment charges of $0.5 million during the third quarter of fiscal year 2004. During the third quarter of fiscal year 2003, we recorded a restructuring charge of $8.3 million which included $6.3 million for employee severance related costs and $2.0 million of facility exit costs. To the extent we identify additional cost savings opportunities, there could be additional restructuring charges in future periods.

      Our targeted savings from the fiscal year 2004 cost reduction plan were achieved in the third quarter and have reduced our annual operating expenses by approximately $24 million or approximately $6 million per quarter compared to the first quarter of fiscal year 2004.

INTEREST INCOME, NET

      Net interest income declined to $0.6 million in the third quarter of fiscal year 2004 compared with $1.0 million in the third quarter of fiscal year 2003, principally due to lower average cash and investment balances available for investing.

OTHER INCOME (EXPENSE), NET

      Net other income (expense) was $3.0 million for the third quarter of fiscal year 2004 compared with $(8.6) million for the third quarter of fiscal year 2003. Gain (loss) on minority investments for the third quarters of fiscal years 2004 and 2003 were $0.2 million and $(8.2) million, respectively. We review our minority investments in debt and equity securities of privately held companies for potential impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Many factors are considered in assessing potential impairments. Such events or factors include declines in the investees' stock price in new rounds of financing, market capitalization relative to book value, deteriorating financial condition or results of operations, and bankruptcy or insolvency. At October 2, 2004, our minority investments totaled $1.0 million.

      In the third quarter of fiscal year 2004, we recorded a non-recurring foreign currency benefit of $2.0 million to reflect the period end cumulative effect of foreign currency translation and a gain of $1.0 million from a legal settlement related to claims pertaining to the sale of a former subsidiary, Aprisma, in fiscal year 2002.

INCOME TAX (BENEFIT) EXPENSE

      We recorded a net income tax benefit of $2.4 million for the third quarter of fiscal year 2004, as compared with no tax benefit or provision for the third quarter of fiscal year 2003. Based on Internal Revenue Service ("IRS") guidance issued at the end of our first quarter of fiscal year 2004, we filed documentation with the IRS shortly following the end of the second quarter of fiscal year 2004 enabling us to recognize a reduction to accrued tax liabilities of $12.0 million for fiscal year 2004. Approximately $2.2 million of the liability reduction was recognized as a tax benefit during the third quarter of fiscal year 2004, and the remaining $2.1 million will be recognized during the fourth quarter.

FIRST NINE MONTHS OF FISCAL YEAR 2004 COMPARED TO THE FIRST NINE MONTHS OF FISCAL YEAR 2003

NET REVENUE

      Net revenue decreased by $44.9 million, or 14.4%, to $266.3 million in the first nine months of fiscal year 2004 from $311.2 million in the first nine months of fiscal year 2003 primarily due to lower net product and services revenue. Geographically, net revenue decreased in all regions for the first nine months of fiscal year 2004 compared to the prior year. The most significant declines were in Asia Pacific and North America, which had revenue decreases of $14.7 million, or 38.2%, and $24.5 million, or 15.9%, respectively.

      Product revenue of $195.3 million in the first nine months of fiscal year 2004 decreased by $29.9 million, or 13.3%, compared with $225.2 million in the prior year. The decline was primarily a result of lower sales from older generation products, such as our core routing products, which were only partially offset by sales of new products. Sales of our older generation core routing products declined to approximately 10% of product revenue for the first nine months of fiscal year 2004 compared with approximately 20% for the first nine months of fiscal year 2003.

      In the first nine months of fiscal year 2004, services revenue of $71.1 million decreased by $14.9 million, or 17.4%, compared with $86.0 million in the prior year. The decrease in net services revenue was primarily due to a declining maintenance revenue base resulting from the expiration of higher-priced maintenance contracts on older generation products, as well as lower professional services revenue.

GROSS MARGIN

      Total gross margin of $137.6 million in the first nine months of fiscal year 2004 declined by $12.9 million compared with $150.5 million in the first nine months of the prior year. However, total gross margin as a percentage of net revenue increased to 51.7% compared with 48.4% in the prior year.

      Product gross margin was 48.2% for the first nine months of fiscal year 2004 compared with 44.5% in the prior year. The improvement in the product gross margin percentage was principally due to higher profit margins on newer products, as well as reduced overhead costs due to cost reduction initiatives, which was partially offset by a higher provision for inventory write-downs. We recorded provisions of $8.6 million and $6.3 million for inventory write-downs during the nine months ended October 2, 2004 and September 27, 2003, respectively, due to lower projected sales of older generation products.

      Despite the lower service revenues, services gross margin percentage improved to 61.1% in the first nine months of fiscal year 2004 compared with 58.6% in the prior year, primarily due to lower provisions for inventory write-downs, and lower labor costs as a result of our workforce reductions.

OPERATING EXPENSES

      For the first nine months of fiscal year 2004, research and development expense decreased by $5.7 million to $57.8 million compared with $63.5 million in the prior year. The decline was primarily due to lower labor-related costs of $1.8 million from our cost reduction initiatives, a decrease in outside services of $1.3 million related to the timing of various projects, and lower depreciation expense of $1.2 million from reduced capital expenditures.

      SG&A expense of $122.0 million in the first nine months of fiscal year 2004 decreased by $11.8 million compared with $133.8 million in the prior year. The decrease in SG&A expense was primarily the result of $8.2 million in lower labor-related costs from our cost reduction initiatives, $2.8 million of lower legal expenses related to various litigation matters, claims and proceedings, $2.9 million from reduced professional services expenses, and lower depreciation expense of $2.3 million from reduced capital expenditures. The decrease in SG&A expense was partially offset by an increase of $3.9 million in advertising expenses relating to the launch of our Secure Networks campaign in fiscal year 2004, and $1.6 million of lower income from net recoveries of bad debts and lease guarantees.

AMORTIZATION OF INTANGIBLE ASSETS

      Amortization of intangible assets decreased by $1.4 million to $3.5 million in the first nine months of fiscal year 2004 compared with $4.9 million in the first nine months of fiscal year 2003, primarily as a result of the impairment and related write off of certain intangible assets during the first quarter of fiscal year 2004 and other intangibles becoming fully amortized.

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

SHAREHOLDER LITIGATION EXPENSE

In October 2003, we reached agreements to settle all outstanding shareholder litigation against us, our directors and former officers filed in connection with the financial restatements for the 2001 fiscal and transition years. Under the financial terms of the settlement, we agreed to pay $17.4 million in cash and to distribute shares of our stock with a value of $33.0 million. We also received approximately $34.5 million in cash proceeds from certain of our insurers in the fourth quarter which we recorded as insurance receivable on the consolidated balance sheet at September 27, 2003. For the third quarter of fiscal year 2003, we recorded a shareholder litigation charge of $15.9 million which reflects the net result of the settlement.

RESTRUCTURING AND OTHER CHARGES

      We recorded restructuring and other charges of $11.8 million related to workforce reductions and facility closings during the first nine months of fiscal year 2004. In connection with the workforce reductions, we recorded employee severance related costs of $9.2 million for approximately 300 individuals. Additionally, we exited seven facilities which included two research facilities and five regional sales offices and recorded facility exit costs of $2.1 million and asset impairment charges of $0.5 million during the first nine months of fiscal year 2004. During the first nine months of fiscal year 2003, we recorded a restructuring charge of $16.5 million. These restructuring costs consisted of $13.7 million in employee severance related costs and $2.8 million of facility exit costs.

INTEREST INCOME, NET

      Interest income, net declined to $2.3 million in the first nine months of fiscal year 2004 compared with $4.2 million in the first nine months of fiscal year 2003, principally due to lower average cash and investment balances available for investing and lower interest rates.

OTHER INCOME (EXPENSE), NET

      Net other income (expense) was $(6.2) million for the first nine months of fiscal year 2004 compared with $(23.1) million in the prior year. Loss on minority investments for the first nine months of fiscal years 2004 and 2003 was $9.4 million and $24.5 million, respectively. Foreign currency gain (loss) was $1.7 million for the current year to date compared with $(3.0) million in the prior year. In fiscal year 2004, we recorded a non-recurring foreign currency benefit of $2.0 million to reflect the period end cumulative effect of foreign currency translation and a gain of $1.0 million from a legal settlement related to claims pertaining to the sale of a former subsidiary, Aprisma, in fiscal year 2002.

INCOME TAX (BENEFIT) EXPENSE

      We recorded a net income tax benefit of $9.4 million for the first nine months of fiscal year 2004 compared with income tax expense of $0.7 million for the first nine months of fiscal year 2003. Based on IRS guidance issued at the end of our first quarter of fiscal year 2004, we filed documentation with the IRS shortly following the end of the second quarter of fiscal year 2004 enabling us to recognize a reduction to accrued tax liabilities of $12.0 million for fiscal year 2004. Approximately $9.9 million of the liability reduction was recognized as a tax benefit for the first nine months of fiscal year 2004, and the remaining $2.1 million will be recognized during the fourth quarter.

LIQUIDITY AND CAPITAL RESOURCES

      The sections below discuss the commitments on our liquidity and capital resources, and the effects of changes in our balance sheet and cash flows.

     COMMITMENTS

      The following is a summary of our significant contractual cash obligations and other commercial commitments as of October 2, 2004:

                                                     LESS THAN    1-3       4-5    OVER 5
CONTRACTUAL CASH OBLIGATIONS                TOTAL      1 YEAR    YEARS     YEARS   YEARS
----------------------------                -----    ---------   -----     -----   -----
                                                            (IN MILLIONS)
Non-cancelable lease obligations ....       $30.3    $     8.6   $12.3     $ 5.2   $ 4.2
Non-cancelable purchase commitments .        20.3         20.3      --        --      --
Obligations under restructuring plans        11.4          7.4     2.3       0.9     0.8
Other ...............................         7.1          3.6     3.5        --      --
                                            -----    ---------   -----     -----   -----
Total contractual cash obligations ..       $69.1    $    39.9   $18.1     $ 6.1   $ 5.0
                                            =====    =========   =====     =====   =====

                                                     LESS THAN    1-3       4-5    OVER 5
OTHER COMMERCIAL COMMITMENTS                TOTAL     1 YEAR     YEARS     YEARS   YEARS
----------------------------                -----    ---------   -----     -----   -----
                                                             (IN MILLIONS)
Aprisma lease payment guarantees (1)        $ 4.0    $      --   $  --     $  --   $  4.0
Venture capital commitments (2) ....          3.6          1.0     2.6        --       --
                                            -----    ---------   -----     -----   ------
Total commercial commitments .......        $ 7.6    $     1.0   $ 2.6     $  --   $  4.0
                                            =====    =========   =====     =====   ======

(1) The Aprisma lease guarantee reduces to $3.0 million in 2009, $2.0 million in 2010, $1.0 million in 2011 and terminates in 2012. We are indemnified for up to $3.5 million in losses.

(2) We are committed to make up to $3.6 million of additional capital contributions to a venture capital fund in which we are a limited partner. In the event of future capital calls, we could be required to fund some or all of this commitment. Based on recent communications from this fund, we expect approximately $0.5 million of the commitment could be called by the fund in the fourth quarter of fiscal year 2004. We cannot predict the likelihood or timing of capital calls for the remaining commitment. We are pursuing the sale of our remaining partnership interest in this fund to minimize future capital call funding requirements.

OBLIGATIONS UNDER LEGAL PROCEEDINGS

      We maintain an accrual for legal and litigation expenses, which amounted to an aggregate of $8.0 million at October 2, 2004. We could be obligated to pay up to approximately $3.8 million of the accrued amounts as early as the fourth quarter of fiscal year 2004, as a result of final disposition of certain litigation matters, of which $3.3 million is included in restricted cash. We are also currently engaged in legal proceedings against certain insurers to recover expenses incurred by us in connection with various litigation matters and other claims and proceedings.

BALANCE SHEET AND CASH FLOWS

      As of October 2, 2004, our liquid investments totaled $147.1 million, as compared to $202.5 million at January 3, 2004, and consisted of cash and cash equivalents of $69.8 million, and short and long-term marketable securities of $77.3 million. In connection with the issuance of letters of credit, performance bonds and certain litigation matters, we have agreed to maintain specified amounts of cash, cash equivalents and marketable securities in collateral accounts. These assets totaled $12.4 million at October 2, 2004, and are classified as "Restricted cash, cash equivalents and marketable securities" on our balance sheet. The decrease in liquid investments during the first nine months of fiscal year 2004 is the result of the loss from operations, net working capital uses, and capital expenditures. Based on our liquid investment position at October 2, 2004, we believe that we have sufficient liquid investments to fund our on-going operations and future obligations for at least the next twelve months.

      Net cash used in operating activities was $57.2 million for the nine months ended October 2, 2004 and consisted of a $29.7 million loss from operations after adjustments for certain non-cash items, plus net working capital uses of $27.5 million, primarily due to the timing of inventory purchases as well as vendor and foreign value added tax payments and annual incentive payments to employees which offset a reduction from accounts receivable. Net cash used in operating activities was $14.0 million for the three months ended October 2, 2004. We may continue to use cash for operating activities during the fourth quarter of fiscal year 2004 due to an expected operating loss, but at reduced levels from what we experienced during the third quarter of fiscal year 2004.

      Capital expenditures for the first nine months of fiscal year 2004 were $8.1 million and consisted of information technology purchases and upgrades, assets purchased to support outsourcing contracts, equipment and software used in research and development activities, as well as tooling and test equipment for new products. We expect capital spending of approximately $10 million to $12 million for the year. Restricted cash decreased by $6.3 million during the first nine months of fiscal year 2004 as restrictions relating to standby letters of credit were released.

      Net accounts receivable was $30.1 million at October 2, 2004 compared with $37.5 million at January 3, 2004. The decrease in accounts receivable is due primarily to the decline in net revenues. The number of days sales outstanding was 31 days at October 2, 2004, compared to 33 days at January 3, 2004.

      Prepaid expenses and other current assets of $27.5 million at October 2, 2004 have increased by $9.0 million from year end primarily due to the timing of various receipts expected in the fourth quarter. These receipts include $2.0 million from a settlement with Riverstone, $1.2 million from a settlement with Aprisma, and $1.2 million for the final distribution from a former customer's bankruptcy liquidation. Accounts payable at October 2, 2004 of $35.0 million decreased from $39.7 million at January 3, 2004 due in part to the timing of payments related to product purchases. Income taxes payable has declined by $10.3 million to $34.0 million at October 2, 2004 primarily due to a non-cash tax benefit recognized on updated IRS guidance.

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

      Inventory Valuation Reserves. Inventory purchases and commitments are based upon future demand forecasts. Reserves for excess and obsolete inventory are established to account for the potential differences between our forecasted demand and the amount of purchased and committed inventory. We periodically experience variances between the amount of inventory purchased or contractually committed to and our demand forecasts, resulting in excess and obsolete inventory charges. In addition, we periodically adjust service spares inventory to net realizable value, as well as reserve for service parts in excess of usage estimates. At October 2, 2004, our inventory valuation reserves were $35.1 million.

      Valuation of Goodwill. Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. In accordance with Financial Accounting Standards Board, or FASB, Statement of Financial Standards, or SFAS, No. 142, goodwill is subject to an annual impairment test using a fair-value-based approach. We have designated the end of the third quarter of each fiscal year as the date of the annual impairment test. In assessing the fair value of goodwill, we make projections regarding future cash flow and other estimates. If these projections or other estimates change in the future, we may be required to record an impairment charge. At October 2, 2004, the carrying value of goodwill on our balance sheet was $15.1 million. Based on our annual impairment test, we did not record an impairment charge for fiscal year 2004.

      Valuation of Long-lived Assets. Long-lived assets are comprised of property, plant and equipment and intangible assets with finite lives. We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable through projected undiscounted cash flows expected to be generated by the asset. When we determine that the carrying value of intangible assets and fixed assets may not be recoverable, we measure impairment by the amount by which the carrying value of the asset exceeds the related fair value. Estimated fair value is generally based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the business underlying the asset in question. At October 2, 2004, the carrying value of long-lived assets, including fixed assets and intangible assets, was $36.8 million. During the first quarter of fiscal year 2004, we recorded impairment charges of $8.7 million relating to certain technology related intangibles due to the decision not to utilize this technology in future products, and the reduction of development efforts for products that currently utilize this technology.

      Valuation of Investments. We maintain certain minority investments in debt and equity securities of companies that were acquired for cash and in non-monetary transactions whereby we exchanged inventory or product credits for preferred or common stock or convertible notes. We review investments for potential impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Many factors are considered in assessing potential impairments. Such events or factors include declines in the investees' stock price in new rounds of financing, market capitalization relative to book value, deteriorating financial condition or results of operations and bankruptcy or insolvency. From time to time, we may engage third party experts to estimate the recoverable value of investments management may consider selling. Appropriate reductions in carrying value are recognized in other expense, net in the consolidated statements of operations. At October 2, 2004, the carrying value of these investments on our balance sheet was $1.0 million. We incurred net losses of $9.4 million relating to these investments during the first nine months of fiscal year 2004.

      Restructuring Reserves. We have periodically recorded restructuring charges in connection with our plans to reduce the cost structure of our business. These restructuring charges, which reflect management's commitment to a termination or exit plan that will be completed within twelve months, require management's judgment and may include severance benefits and costs for future lease commitments or excess facilities, net of estimated future sublease income. In determining the amount of the facility exit costs, we are required to estimate such factors as future vacancy rates, the time required to sublet properties and sublease rates. If the actual cost incurred exceeds the estimated cost, an additional charge to earnings will result. If the actual cost is less than the estimated cost, a reduction to restructuring charges will be recognized in the statement of operations. During the first nine months of fiscal year 2004, we recorded restructuring and other charges of approximately $11.8 million which consisted of $9.2 million for employee severance related costs, $2.1 million for facility exit costs, and asset impairment charges of $0.5 million. At October 2, 2004, we have estimated sublease income associated with vacated facilities of approximately $3.0 million. This estimate of sublease income is subject to change based on known real estate market conditions.

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

      Summary of Critical Estimates Included in Our Consolidated Results of Operations. The following table summarizes the (income) expense impact on our results of operations arising from our critical accounting estimates:

                                                                THREE MONTHS ENDED            NINE MONTHS ENDED
                                                             --------------------------   --------------------------
                                                             OCTOBER 2,   SEPTEMBER 27,   OCTOBER 2,   SEPTEMBER 27,
                                                                2004          2003           2004          2003
                                                             ----------   -------------   ----------   -------------
                                                                                  (IN MILLIONS)
Net recoveries of doubtful accounts and notes receivable       $(1.9)        $(1.3)         $(2.9)        $(8.1)
Provision for product inventory write-downs ............         1.1           3.5            8.6           6.3
Provision for service inventory valuations .............         0.3           4.4            2.2           4.4
Gain (loss) on minority investments ....................        (0.2)          8.2            9.4          24.5
Restructuring and other charges ........................         5.9           8.3           11.8          16.5
Impairment of intangible assets ........................          --            --            8.7            --
Deferred tax asset valuation provision .................        (0.3)          6.5           21.0          19.5
                                                               -----         -----          -----         -----
  Total net expense from critical accounting estimates .       $ 4.9         $29.6          $58.8         $63.1
                                                               =====         =====          =====         =====

NEW ACCOUNTING PRONOUNCEMENTS

      In March 2004, the FASB issued EITF No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments" which provides additional guidance on how companies, carrying debt and equity securities at amounts higher than the securities fair values, evaluate whether to record a loss on impairment. In addition, EITF No. 03-1 provides guidance on additional disclosures required about unrealized losses. The impairment accounting guidance is effective for reporting periods beginning after June 15, 2004 and the disclosure requirements are effective for annual reporting periods ending after June 15, 2004. On September 30, 2004, the FASB approved the issuance of FASB Staff Position EITF No. 03-1-1, which delays the effective date for the application of the recognition and measurement provisions of EITF No. 03-1 to investments in securities that are impaired. Certain disclosure provisions in EITF No. 03-1 were effective for fiscal years ended after December 15, 2003 and other disclosure provisions are effective for annual reporting periods ending after June 15, 2004. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

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

RISKS RELATED TO OUR MANUFACTURING AND COMPONENTS

WE USE SEVERAL KEY COMPONENTS FOR OUR PRODUCTS THAT WE PURCHASE FROM SOLE, SINGLE OR LIMITED SOURCES, AND WE COULD LOSE SALES IF THESE SOURCES FAIL TO FULFILL OUR NEEDS

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

      In addition, because our contract manufacturers produce our products based on forward-looking demand projections that we supply to them, we may be unable to respond quickly to sudden changes in demand. With respect to sudden increases in demand, we may be unable to satisfy this demand with our products, thereby forfeiting revenue opportunities and damaging our customer relationships, and with respect to sudden decreases in demand, we may find ourselves with excess inventory, which could expose us to high manufacturing costs compared to our revenue in a financial quarter and increased risks of inventory obsolescence. These factors contributed to a total of $10.8 million provision for inventory write-downs during the first nine months of fiscal year 2004, a $12.2 million charge in fiscal year 2003 and a $17.9 million charge in fiscal year 2002.

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

OTHER RISKS RELATED TO OUR BUSINESS

OUR SIGNIFICANT SALES OUTSIDE THE UNITED STATES SUBJECT US TO INCREASING FOREIGN POLITICAL AND ECONOMIC RISKS, INCLUDING FOREIGN CURRENCY FLUCTUATIONS

      Our sales to customers outside of the United States accounted for approximately 48.4% and 51.2% of our revenue in the three and nine months ended October 2, 2004, respectively, and 51.1% and 50.4% of our revenue in the three and nine months ended September 27, 2003, respectively. We are seeking to expand our international presence by establishing arrangements with distribution partners as well as through strategic relationships in international markets. Consequently, we anticipate that sales outside of the United States will continue to account for a significant portion of our revenue in future periods.

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

      We have made investments in privately-held technology companies and value-added resellers, many of which are in the start-up or development stage, and venture capital funds that invest in similar start-up companies. Investments in these companies are inherently risky as the technologies or products they have under development, or the services they propose to provide, are often in early stages of development and may never materialize. We may never realize any benefits or financial returns from these investments, and, if these companies are not successful, we could lose our entire investment. At October 2, 2004, these investments totaled approximately $1.0 million. During the first nine months of fiscal year 2004, we recorded net losses of $9.4 million relating to these investments.

      We are committed to make up to $3.6 million of future capital contributions to a venture capital fund in which we are a limited partner. In the event of future capital calls, we could be required to fund some or all of this commitment. Based on recent communications from this fund, we expect approximately $0.5 million of the commitment could be called by the fund in the fourth quarter of fiscal year 2004. We cannot predict the likelihood or timing of capital calls for the remaining commitment. We are pursuing the sale of our interest in this fund to minimize future capital call funding requirements; however, we may be unsuccessful in these efforts and our liquidity position would be harmed.

OUR FAILURE TO MAINTAIN ADEQUATE SYSTEMS, CONTROLS AND PROCEDURES COULD HARM OUR BUSINESS

      Pursuant to new SEC rules promulgated under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in our future Form 10-K filings a report by our management as to the effectiveness of our internal controls over financial reporting. Beginning with our Form 10-K for fiscal year 2004, our independent auditors will be required to attest to the evaluation by management. If our auditors are not able to attest to management's evaluation of the effectiveness of our controls over financial reporting, or are unable to issue an unqualified opinion based on their independent audit of the effectiveness of such controls, our business could be harmed and our stock price could decline.

      Additionally, if we do not maintain adequate overall systems, controls and procedures, our ability to manage our business and implement our strategies may be impaired, irregularities may occur or fail to be identified, and our business could be harmed and our stock price could decline. We have implemented and continue to implement changes designed to improve our overall systems, controls and procedures, including organizational changes, new business systems, new management information systems, communication of revenue recognition and other accounting policies to all of our employees, an internal audit function, new approval procedures and various other initiatives, including extensive supervisory and management oversight along with process improvement programs. Some of these changes are complex and involve significant effort, and may also result in higher future operating expenses, capital expenditures, or both. We may not be able to successfully implement these changes or improvements, or they could prove inadequate, and our business could be disrupted, our financial condition could be harmed and our stock price could decline.

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

      Foreign Currency Exchange Risk. Due to our global operating and financial activities, we are exposed to changes in foreign currency exchange rates. At October 2, 2004, we had net asset exposures to the Australian Dollar, Eurodollar, Japanese Yen and Brazilian Real. These exposures may change over time as business practices evolve and could materially harm our financial results and cash flows.

      To minimize the potential adverse impact of changes in foreign currency exchange rates, we, at times, have used foreign currency forward and option contracts to hedge the currency risk inherent in our global operations. We do not use financial instruments for trading or other speculative purposes, nor do we use leveraged financial instruments. Gains and losses on these contracts are largely offset by gains and losses on the underlying assets and liabilities. We had no foreign exchange forward or option contracts outstanding at October 2, 2004.

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

CHANGES IN INTERNAL CONTROLS

      No significant changes were made to our internal controls during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

      Indemnification Claims. Our certificate of incorporation provides for indemnification and advancement of certain litigation and other expenses to our directors and certain of our officers to the maximum extent permitted by Delaware law. Accordingly, we, from time to time, may be required to indemnify directors and certain of our officers, including former directors and officers, in various litigation matters, claims or proceedings. We recorded operating expenses of approximately $0.2 million and $2.4 million, for the three and nine months ended October 2, 2004, respectively, in legal expenses relating to such matters. We are currently engaged in legal proceedings against certain insurers to recover these and other expenses and costs incurred by us in connection with the related litigation matters, claims and proceedings.

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

ITEM 6.  EXHIBITS

3.1      Amended and Restated Certificate of Incorporation of the Registrant.

3.2      Amended and Restated By-Laws of the Registrant.

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

                                    ENTERASYS NETWORKS, INC.

                                    /s/William K. O'Brien
                                    --------------------------------------------
      Date: November 12, 2004  By:  William K. O'Brien
                                    Chief Executive Officer and Director

                                    ENTERASYS NETWORKS, INC.

                                    /s/Richard S. Haak, Jr.
                                    --------------------------------------------
     Date: November 12, 2004   By:  Richard S. Haak, Jr.
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

      3.1   Amended and Restated Certificate of Incorporation of Registrant.

      3.2   Amended and Restated By-Laws of Registrant.

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