Form 10-K
period 2005-01-01
ENTERASYS NETWORKS INC /DE/
filed 2005-03-17
CIK 846909

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 1, 2005

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
Securities registered pursuant to Section 12(g) of the Act: None
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy for information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐
      As of March 9, 2005, 216,917,047 shares of the Registrant’s common stock were outstanding. The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $282.4 million (based upon the closing price for shares of the Registrant’s common stock on the New York Stock Exchange on that date).
Documents Incorporated by Reference
      We expect to file a definitive proxy statement pursuant to Regulation 14A no later than May 2, 2005. Portions of such proxy statement are incorporated by reference into Part III of this annual report on Form 10-K.

PART I

Item 1.	Business
      This annual report on Form 10-K and the following disclosure contain forward-looking statements. We caution you that any statements contained in this report which are not strictly historical statements constitute forward-looking statements. Such statements include, but are not limited to, statements reflecting management’s expectations regarding our future financial and operating performance, strategic relationships and market opportunities, and our other business and marketing strategies and objectives. These statements may be identified with such words as “we expect”, “we believe”, “we anticipate”, or similar indications of future expectations. These statements are neither promises nor guarantees, and involve risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. Such risks and uncertainties include, among other things, the following factors: our quarterly operating results may fluctuate, which could cause us to fail to meet quarterly operating targets and result in a decline in our stock price; we earn a substantial portion of our revenue for each quarter in the last month of each quarter, which reduces our ability to accurately forecast our quarterly results and increases the risk that we will be unable to achieve our goals; we have a history of losses in recent years and may not operate profitably in the future; worldwide and regional economic uncertainty may continue to negatively affect our business and revenue and continue to make forecasting more difficult; we continue to introduce new products, and if our customers delay product purchases or choose alternative solutions, our revenue could decline, we may incur excess and obsolete inventory charges, and our financial condition could be harmed; we have experienced changes in senior management and our current management team has been together for only a limited time, which could harm our business and operations; the market for enterprise network equipment is dominated by several large competitors and is characterized by intense competition, which could prevent us from increasing our revenue and achieving profitability; many of our competitors may have greater resources than us, which could harm our competitive position and reduce our market share; we may be unable to effectively manage and increase the productivity of our indirect distribution channels, which may hinder our ability to grow our customer base and increase our revenue; a portion of the enterprises we sell to rely in whole or in part on public funding and often face significant budgetary pressure, and if these customers must delay, reduce or forego purchasing from us, our revenues could be harmed; we depend upon a limited number of contract manufacturers for substantially all of our manufacturing requirements, and the loss of any of our primary contract manufacturers would impair our ability to meet the demands of our customers; and those additional risks and uncertainties discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Cautionary Statements” and elsewhere in this report. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date hereof. We expressly disclaim any obligation to publicly update or revise any such statements to reflect any change in these forward-looking statements, or in events, conditions, or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.
      All references in this annual report to “Enterasys,” “we,” “our,” or “us” mean Enterasys Networks, Inc.
Introduction
      We design, develop, market, and support comprehensive network solutions architected to address the network communication, management and security requirements of global enterprises. We believe our solutions offer customers the secure, high-capacity, cost-effective, network functionality required to facilitate the exchange of information among employees, customers, vendors, partners and other network users. We are focused on delivering networking solutions that include security features within the network architecture. We believe our solutions enable customers to meet their complex network requirements for continuity, context, control, compliance and consolidation through an architecture and software interface designed for ease of use. Our installed base of customers consists of commercial enterprises; governmental entities; healthcare, financial, educational and non-profit institutions; and various other organizations.
      We were founded in 1983 as a Delaware corporation and are listed on the New York Stock Exchange under the symbol “ETS.” Our corporate headquarters is located at 50 Minuteman Road, Andover, MA 01810. Our telephone number is 978-684-1000, and our web site is located at www.enterasys.com. We make our periodic and current reports available, free of charge, on our web site as soon as reasonably practicable after these reports are filed with, or furnished to, the SEC. Our code of conduct, our corporate governance guidelines, and the charters of each of the committees of our board of directors are also made available, free of charge, on our website. Our code of conduct, which includes our code of ethics, and related waivers (if any) are posted on our website. Copies of these documents may be obtained, free of charge, upon written request of our investor relations department at 50 Minuteman Road, Andover, MA 01810.
      Acceptable Use Policytm, Dynamic Intrusion Responsetm, Enterasys®, Enterasys Dragon®, Enterasys Matrixtm, Enterasys Networks®, Enterasys RoamAbouttm, NetSight®, Networks that Knowtm, Secure Networkstm, Trusted End-Systemtm and X-Peditiontm are several of our trademarks.

Enterprise Requirements
      We believe network requirements are fundamentally changing as enterprises seek to better protect their networks from a wide range of security threats while simultaneously providing broader connectivity and supporting network convergence, which is the flow of data, voice, video, and other media on a single network. As a result, managers are increasingly recognizing the need for more secure, automated, intelligent, policy-based networks, or what we refer to as Networks that Know.

Our Solutions
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
      Networks That Know. Today’s enterprises require comprehensive network solutions providing users with secure, reliable, real-time access to information and applications on-demand, 24 hours a day, 7 days a week, from locations around the world. These solutions must be accessible to a wide range of users including employees, customers, vendors, partners and other users across multiple network types, including hardware-based switching and routing infrastructures, wireless access networks, and virtual private networks, or VPNs. In providing network connectivity, network administrators increasingly worry about eliminating or limiting the impact of internal and external security threats as well as facilitating compliance with various regulations and corporate policies dealing with privacy, security and information availability, integrity and use. We believe minimizing security threats and complying with regulations is best accomplished through role-driven, policy-based network administration. In addition, we believe networks increasingly must be able to prioritize and route traffic to users and allocate bandwidth to specified applications based on business priorities instead of technology standards. We believe our networking solutions provide enterprises with the internal infrastructure and connectivity to meet these needs.
      We believe our Secure Networks solutions, which include both hardware and software based solutions, provide networking infrastructures capable of recognizing the flow of mission critical information as well as eliminating or limiting the internal and external security threats that have become more frequent, rapid and severe in recent years. These threats include intellectual property theft, deliberate or inadvertent misuse, and direct threats such as denial-of-service, or DoS, attacks, worms, and viruses. Our Secure Networks solutions embed advanced security capabilities throughout the network infrastructure in order to protect against internal and external security threats. We believe our embedded security features and functions are more effective than traditional specialized point security technologies and products, such as firewalls and anti-virus systems, in lowering a customer’s exposure to security threats which can originate at any point within the network.
      Our Secure Networks solutions allow us to compete not only on connectivity, cost and capacity, but also by delivering the business value we believe customers are seeking by offering an integrated, scaleable, easily configurable network capable of becoming an active participant in addressing a customer’s security needs. We believe the business value sought by customers can be characterized as:

•	Continuity — capability to continue business communications, despite new threats or attacks. Networks traditionally were measured on their ability to reliably transport packets of information. The increasing threat of network attacks coupled with the increasing importance of information flow means that concern is now focused on continuous communications despite malicious activity. We believe networks must both lower the success rate of attacks and limit the impact of attacks that do succeed in affecting the network.

•	Context — communications with the ability to think and operate in more human terms. More than just transporting packets of information, networks must increasingly be capable of recognizing the context of an information flow in order to properly prioritize traffic and eliminate the flow of undesirable traffic. For example, networks must know who sent a packet, from where, to whom and how many packets were sent as well as place this information in context in order to more effectively prioritize traffic, limit or eliminate the flow of undesirable traffic and protect the network from internal and external security threats.

•	Control — capability to actively control network traffic at the end-user or device level. Networks that transport divergent communication types require enhanced ability to control network traffic at an end-user or device level without significantly increasing the number of networking focused, IT professionals. For example, networks which are able to automatically limit or eliminate network traffic at the end-user or device level in response to emerging security threats.

•	Compliance — capability to align business communications services to a businesses’ needs. Network administrators and security officers share the responsibility for ensuring the network is aligned with business requirements. These requirements include expectations of privacy and accountability of digital information as enforced by an increasing number of domestic and foreign laws and regulations. Customers’ require networks that will facilitate their compliance efforts by protecting information flows over the network.

•	Consolidation — capability to integrate dissimilar communications types and user communities without compromising their needs or creating new restrictions. Networks have moved beyond supporting only data communications to integrating dissimilar communications types from various user communities. This handling of diverse communications on a single, consolidated network is referred to as convergence. Networks must support convergence without compromising performance or imposing new restrictions. In other words, the network must have the intelligence required to secure and prioritize communications flows based upon the type of communication and the role of the individual user. For example, a network must prioritize voice traffic over less important communication traffic such as e-mail.
      We believe our Secure Networks solutions, based upon our security and networking technologies and innovations, are uniquely able to fulfill these five requirements. In developing our Secure Networks solutions we focus on designing highly intelligent networks with embedded security features, including policy-based networking, automated network management, and advanced user authentication. Our Secure Networks solutions also offer our customers the ability to enhance security and enforce network policies within multi-vendor network and security environments. Our Secure Networks solutions have been implemented in numerous industries, including higher education, financial services, state and local government, healthcare and the U.S. government.

      Examples of key features of our core Secure Networks solutions include the following:

•	Our Acceptable Use Policy, or AUP, solution is a unique, policy-based system that allows the network to provision required business services to users automatically, while preventing undesirable and malicious traffic from entering the infrastructure. Our AUP solution can secure the enterprise network from undesirable applications and protocols, respond quickly and effectively to changes in the environment, ensure reliable access to business-critical services by enforcing an application prioritization scheme, and enable automation and system-level control to lower the cost of network administration, implementation, and troubleshooting. Advanced deployments of AUP allow an enterprise to provision services and applications based upon the enterprise’s business rules and policies to improve business processes and enhance security.

•	Our Dynamic Intrusion Response, or DIR, solution detects abnormal behavior on the network, then intervenes to quarantine the offending user or deviant device. Our DIR solution can isolate and categorize each security vulnerability, identify the source and automatically reconfigure the network to mitigate the threat by leveraging our policy-enabled network switches. Our DIR solution also works at a less granular level with third party security appliances and third party switching infrastructure. This open approach allows IT professionals to leverage deployed point products, such as perimeter firewalls and intrusion detection products, while simultaneously reducing the exposure of IT resources to internal and external security threats.

•	Our Trusted End-System, or TES, solution allows an enterprise to deploy cost-effective, end-system admission control for every local area network connected user, enhancing the enterprise’s overall security posture and maximizing network availability. We believe our TES functionality is critical, as many workstations and other networked devices connect to the enterprise infrastructure without the latest security updates, leaving these end-systems vulnerable to malicious attacks that could compromise critical resources and lead to business disruption. Our TES solution uniquely addresses this challenge by enabling the automatic quarantine of suspect end-systems, providing protection against sophisticated network threats while simplifying the deployment of security updates. Since no user interaction is required, our TES solution enables enterprises to leverage the power of centralized, policy-based network management, increasing the ease of deployment and administration.
Our Products
      Our Secure Networks solutions include our products which are classified into the following principal categories: multilayer switching, routing, security and network management software, and wireless networking. We believe our products provide the key components that enable customers to build secure, high-performance, highly adaptable networking infrastructures. Our customers can use our products in multi-vendor networks and can select from varying product feature sets and functionality, adding additional features and functionality in stages at their option. We design our products for large multi-vendor and multinational enterprises with many locations, thousands of employees and advanced communications requirements, and for medium-sized businesses seeking to take advantage of the latest improvements in network communications. Our products are built with the common goal of reducing the cost and complexity of network administration and management in addition to providing security functionality in accordance with customer requirements.

Secure Multilayer Switching
      Switches provide connectivity within a network. Designed to secure and fit into any environment and grow with a customer’s changing requirements, our full line of modular and stackable Layer 3 switches, known as the Matrix C-Series and N-Series and our stackable Layer 2 Matrix V-Series switch address the broad market for secure, high-speed connectivity to individual users and departments within the enterprise network. In 2004, we introduced new versions of products in all three switching product lines. Of particular note is the Matrix C2, a line of 10/100 and 10/100/1000 Gigabit (Gb) stackable switches that included the industry’s first 10/100/1000 Power-over-Ethernet (PoE) stackable switch. We expanded our Matrix N-Series switching product family to include the Matrix N5 chassis with integrated PoE support and the NSA standalone Matrix N switch, which delivers advanced security functions in a small form factor.
      Our Matrix switches use both commercially available and proprietary application-specific integrated circuits, known as ASICs, which process data and information much faster than software-based switches while offering the desired security, network traffic control, performance, auditing and management services that enterprises require for day-to-day operation. Our Matrix switches are an integral part of our Secure Networks solutions, which enables these switches to differentiate among network users and applications.

Secure Routing
      Routers connect computer networks and transmit information from one network to another. Specifically designed for core routing in the enterprise network, our X-Pedition and Matrix X routers combine advanced features and functionality with high-speed performance and essential security, while offering precise control over applications. Our routers also incorporate proprietary hardware-based ASIC designs that enable them to process information faster than software-based routers. The Matrix X, a high-density, high-performance 10Gb Ethernet Secure Core Router that supports Internet Protocol version 6, or IPv6, was introduced in late 2004 and started shipping in January 2005. With the Matrix X, we are extending integrated security functionality from the network edge and distribution layer to the network core. The Matrix X supports critical converged applications and has the built-in security required to mitigate threats to a network’s “nerve center” without compromising end-user productivity, online customer services and other important business activities.
      In combination with our multilayer Matrix switches, our routers provide a complete network solution, where both switches and routers share similar, complementary security and management features. We believe this enables network administrators to better prioritize and more precisely control network usage, enabling productivity improvements and increased network availability throughout the enterprise. As fully standards-based products, Enterasys routers have the flexibility to operate in multi-vendor and multi-protocol network environments with a broad array of local and wide area network interfaces.

Security and Network Management Software
      Our products incorporate security features, using methods such as authentication procedures, encryption, and network monitoring to prevent unauthorized access to the network. We believe our security solutions offer a high level of protection against both external and internal security threats.
      Our Dragon intrusion detection system, or IDS, detects a wide variety of security attacks using sophisticated algorithms and an extensive library of over 2,000 patterns. Our Dragon technology also offers an integrated management system for monitoring selected devices throughout the network, enabling an enterprise to quickly respond to security threats. In 2004, we extended Dragon to serve as a critical component of our Dynamic Intrusion Response solution. As part of our Dynamic Intrusion Response solution, Dragon serves as both a source of security event information as well as a component in collecting security event information from third party appliances. In 2005, we intend to continue Dragon innovation and plan to release significant enhancements, including an intrusion prevention solution and the selective embedding of Dragon technology into our switching architecture.
      Our NetSight product is a multi-device management application that provides system level configuration and administration of our products within the enterprise network. NetSight has several security focused modules beyond NetSight Console, which is the networking management module. Of particular note are NetSight Policy Manager and NetSight Automated Security Manager. NetSight Policy Manager supports advanced, policy-based network administration, enabling policies to be distributed to our installed switches with a single click. NetSight Automated Security Manager enables automatic, policy-based responses to network intrusions by integrating security appliances within the network infrastructure. In early 2005, we significantly advanced the NetSight product line by deploying a more robust and scaleable version of NetSight Console. We also plan to release two NetSight product extensions, our Trusted Access Gateway and our Trusted Access Manager, in the second half of 2005. These product line extensions will allow us to deploy an agent-less version of our current Secure Networks Trusted-End System solution.

Secure Wireless Networking
      Wireless local area networks enable mobile connectivity to the network. Our RoamAbout product family delivers easy-to-use, secure, high-speed and economical access to the network from within enterprise buildings or campuses, using a mobile device such as a laptop or handheld computer. Our RoamAbout wireless networks function like standard wired Ethernet networks, but use radio frequencies instead of cables for network connectivity. Our RoamAbout access products have the ability to be powered from an existing Ethernet connection, allowing enterprises to deploy wireless local area networks without concern for the location of power supplies.
      RoamAbout technology is based on industry standards, which currently enable two connection speeds to support higher bandwidth applications. The RoamAbout R2 Access Point supports user-based policies and provides support for multiple wireless networks enabling secure connections at speeds of 11 Mbps and 54 Mbps. The RoamAbout AP3000 series supports the new 802.11g standard for WLANs offering 54 Mbps performance with full backward compatibility with earlier standards.
Customer Service and Support
      We believe high-quality comprehensive customer service and support is essential to building long-term customer relationships. We offer a comprehensive portfolio of service and support services, including pre-installation assessment, system installation and integration assistance, and post-installation maintenance and support services designed to address our enterprise customers’ unique needs. Our service and support is designed to help customers simplify network operation and maintenance, with the goal of maximizing network availability and performance.
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
      Our post-installation maintenance and technical support help customers minimize network interruption and downtime, and consist of the following options:

•	Extended Warranty consists of technical telephone support during our normal business hours, around-the-clock on-line support, and repair or replacement of failed products.

•	Technical Access Service represents around-the-clock technical telephone support and on-line support, access to upgrades and repair or replacement of failed products.

•	Express Parts Service includes Technical Access Service and express shipment of products and parts in the event of equipment failure.

•	On-Site Response includes all the features of our Express Parts Service and the on-site assistance of our customer support engineers.

•	Managed Network Service includes a full complement of support services along with network equipment usage for customers looking to outsource portions of their network infrastructure.
Sales Overview
      We sell most of our products and services to enterprise customers through distributors and channel partners such as systems integrators, value-added resellers, telecommunications service providers and managed security service providers. Our distributors sell our products to channel partners and provide inventory management, credit and collection, product shipment and other services. Our network of distributors enables us to sell to and support a wide range of channel partners across the world and in specific industries. We believe our channel partners benefit from the broad service and product fulfillment capabilities these distributors offer.
      Our channel partners, often working with our field personnel, identify, qualify and design optimal networking solutions to meet the needs of end-users and, as necessary, seek guidance from our sales and technical support personnel. We have established, and continue to establish, relationships with value-added resellers worldwide in order to increase our market penetration and leverage the expertise of these resellers in particular industries, applications and/or geographic areas. In addition, we have formed relationships with global system integrators that provide complete technology solutions, international reach, broad technology integration and development capabilities, and generally high-level service and outsourcing offerings.
      International sales represent a significant portion of our business. We conduct sales operations primarily in four regions around the world including North America (United States and Canada), EMEA (Europe, the Middle East and Africa), Asia Pacific (Asia and Australia), and Latin America (South America, Mexico and Caribbean). Key countries include the United States, Germany, the United Kingdom, France, Italy, Spain, Australia, Korea and Brazil. Asia Pacific and Latin American sales are generated primarily through channel partners. In the fiscal year ended January 1, 2005, sales to customers outside of North America, including exports, accounted for approximately 52% of our consolidated net revenue, compared to approximately 51% for fiscal year 2003 and 44% for fiscal year 2002.
Marketing
      Our marketing objectives are to differentiate our products from those of our competitors, through our Secure Networks offerings which uniquely address security concerns as well as build awareness and acceptance of our brand and products, create demand for our products and solutions, develop successful channel partnerships to improve our market coverage and grow new business, and provide education and training to end-user customers and channel partners. To accomplish these objectives, we market our products using indirect publicity, press releases, publication of educational articles in industry journals, and participation in industry roundtables and speaker venues. We also maintain relationships with industry analysts, such as Gartner, Current Analysis, IDC and Meta Group, that produce and distribute industry information and product analysis to end-user customers. Our marketing activities also include participation in prominent industry trade shows, co-sponsorship of seminar series with other industry leaders and communication of virtual advertorials to broad audiences, as well as local and field-based customer and tradeshow activities in targeted geographic regions.
      Our current marketing efforts are primarily focused upon increasing awareness and demand by further positioning the company as a differentiated vendor of network based security solutions. Our branding campaign is focused on increasing awareness of Enterasys as a provider of secure, automated, intelligent, policy-driven networks. The goal of our marketing efforts is to clearly delineate our ability to both solve traditional networking issues and address the control, context, continuity, compliance, and consolidation needs associated with today’s enterprise networks. Our focus on our Secure Networks solutions reflects our belief that security is the highest priority of the chief information officer.
      Our demand generation activities are designed to introduce the benefits of our Secure Networks solutions to new enterprise customers worldwide. We also continue to market to the more than 20,000 end-user customers who have bought networking and security products from Enterasys or our partners since 1997. Information about our installed base of customers allows us to conduct targeted marketing campaigns by combining a customer’s intrinsic characteristics, such as firm size and industry, with detailed facts on its historical relationship with Enterasys. We anticipate this data will improve the effectiveness of our marketing campaigns.
      Our channel partners and distributors extend our direct marketing efforts to our current and prospective customers. We provide some of these partners with marketing funds to conduct approved marketing efforts and have developed various incentive programs designed to encourage these partners to market and sell our products.
Customers
      Over the years we have developed a significant installed base of end-user customers, which is an important source of revenue. We seek to generate revenue from sales of our Secure Networks products and solutions to new end-user customers and by upgrading the technology used by existing end-user customers. Our end-user customers include commercial enterprises; government entities; healthcare, educational and non-profit institutions; and other organizations. We believe it is significant that many of these end-user customers have already deployed and are realizing the benefits of our Secure Networks solutions.
      During the fiscal year ended January 1, 2005, two distributors, Tech Data and Ingram Micro, accounted for approximately 28% and 15% of net revenue, respectively. During fiscal year ended January 3, 2004, one distributor, Tech Data, accounted for approximately 23% of net revenue. During the fiscal year ended December 28, 2002, two distributors, Tech Data and Ingram Micro, accounted for approximately 17% and 12% of net revenue, respectively. No individual direct sales customer accounted for more than 10% of net revenue in the last three fiscal years. On March 31, 2003, Tech Data and Azlan Group PLC merged. Combined net revenue from Tech Data and Azlan accounted for 27% and 26% of net revenue for fiscal year 2003 and fiscal year 2002, respectively. Our ten largest customers represented, in the aggregate, approximately 66% of our net revenue for the fiscal year ended January 1, 2005, 59% of our net revenue for the year ended January 3, 2004 and 62% of our net revenue for the fiscal year ended December 28, 2002. The U.S. government and its various agencies accounted for approximately 8%, 8%, and 11% of net revenue for fiscal years 2004, 2003 and 2002, respectively.
Competition
      The market for enterprise network communications products is very competitive, subject to rapid technological change and significantly affected by new product introductions and other market activities of industry participants. This market is dominated by several large companies, both domestically and internationally, many of which, in particular Cisco Systems, have substantially greater market share than other competitors, including us. The remainder of the network communications products market is highly fragmented. Our principal competitors include Alcatel, Cisco Systems, Extreme Networks, Foundry Networks, Hewlett-Packard, Huawei, Juniper Networks, Nortel Networks and 3Com, although we experience competition from a number of smaller public and private companies. Prospective customers may be reluctant to replace or expand their current infrastructure solutions, which may have been supplied by one or more of these established competitors, with our products.
      We believe that the principal competitive factors in the enterprise networking market are:

•	Products and solutions that offer integrated security functionality and proactive network monitoring to prevent, detect and protect the network against security threats;

•	technology leadership now and in the future;

•	compatibility with industry standards, other vendor products and prior generations;

•	effective and reliable customer solutions, service and support offerings; and

•	price of products, total cost of ownership and cost to change vendors.
      We believe that we compete favorably with our competitors on the basis of these foregoing factors. Additionally, we believe we can fulfill the emerging requirements of enterprises in the areas of control, context, continuity, compliance, and consolidation as they apply to network infrastructure. We believe our ability to fulfill these requirements is based upon underlying metrics such as control at the user level, fewer successful DoS attacks, and reduced time to respond to an attack. However, we operate in an extremely competitive marketplace and may not compete favorably on the basis of one or more of these factors in the future. We intend to compete by investing in product development, expanding our customer base, developing our name recognition and branding, and focusing on operating efficiencies. Because some of our competitors have greater name recognition, larger installed customer bases and greater financial, technical, sales, marketing and other resources, they may have increased access to customers, the ability to more aggressively adjust product pricing, and more resources to devote to product development.
Manufacturing and Components
      The goal of our global sourcing strategy is to establish next generation manufacturing and fulfillment strategies while achieving best in class cost, quality and delivery performance. The majority of our products are manufactured by third party electronic manufacturing service, or EMS, providers that provide comprehensive services, including procurement of raw materials and assembly and repair work. Our EMS providers use automated testing equipment to perform inspection testing and use statistical process controls to assure the quality and reliability of our products. Our supply chain management personnel work closely with these EMS providers to ensure that products are manufactured to specifications and supplied on a timely basis. In addition, our personnel work with our EMS providers and component suppliers to design in and strategically source some key components of our products, including ASICs and printed circuit boards. We conduct quality assurance, including internal test development and document control, while monitoring manufacturing and process engineering at the manufacturing site.
      Flextronics International, Ltd. is our primary EMS provider. Flextronics manufactures our products primarily at its facility in Cork, Ireland and its Guadalajara, Mexico facility. New product introduction services are performed at the Flextronics Youngsville, North Carolina facility. Our contract with Flextronics expired in February 2002. Since that time, we have been operating under an informal extension of the contract, but with modifications primarily to provide us with more flexibility and more competitive terms. In addition, we continue to negotiate a new global manufacturing agreement with Flextronics.
      We also contract with several original design manufacturing, or ODM, partners, including Accton Technology Corporation and Alpha Networks, Inc., both of which manufacture some of our products at their facilities located in Asia. Our agreements with Accton and Alpha renew for successive one year periods unless terminated by written notice from either party at least ninety days, in the case of Accton, or sixty days, in the case of Alpha, prior to the expiration of the then current term of the contract.
      We source several key components used in the manufacture of our products that are considered custom or unique, including ASICs, from single or limited sources and are dependent upon these sources to meet our needs. These custom components typically require longer lead times in order to minimize the impact of shortages and delays. Although we may have encountered shortages and delays in obtaining custom components in the past, we do not believe that such shortages have impaired our ability to provide products to customers on a timely basis. Historically, we relied heavily on custom components and components that are not used across multiple products, resulting in excess raw materials inventory. We continuously seek to incorporate more common components across multiple products.
Research and Development
      The networking industry is highly competitive and subject to evolving industry standards and continuous technological advancements. We believe that strong product development capabilities are essential to our strategy of enhancing our core technology, which we use across multiple product lines, and developing new and enhanced products to maintain our competitiveness in the enterprise networking market. Accordingly, our research and development efforts are focused on leveraging technology and industry trends by devoting resources to areas where we believe we can add unique value while relying on outsource providers to supply commoditized technology. Our efforts are directed at improving our existing products and developing innovative products that meet the evolving networking needs of enterprises.
      As of January 1, 2005, we had approximately 330 engineers in our research and development organization, located in three research and development facilities in the United States. Our research and development organization has produced an international patent portfolio that protects our advanced technologies within our network solutions. Our engineers and technologists are active in key industry standards organizations, and have leadership roles in several, allowing us to better understand and influence technological developments in the networking industry. We also have relationships with leading component suppliers, including Intel, IBM, Broadcom, Motorola, Marvell and LSI, which provide us with early insight into new technologies.
      We have made and will continue to make a substantial investment in research and development. We plan to continue to invest in emerging technologies for use in existing and future products primarily through internal efforts as well as through alliances, out-sourcing, and acquisitions. However, we cannot assure you that our investment in research and development will enable us to successfully introduce new and enhanced products or maintain our competitiveness in the enterprise networking market. For the fiscal years ended 2004, 2003, and 2002, we spent approximately $74 million, $84 million, and $85 million, respectively, on research and development.
Intellectual Property
      We generally rely on a combination of patent, copyright, trademark and trade secret laws and contractual restrictions to establish and protect our technology. As of January 1, 2005, we had a total of 563 issued patents and an additional 106 patents pending for examination worldwide. Our products are also protected by trade secret and copyright laws of the United States and other jurisdictions. However, these legal protections provide only limited protection. Further, the market for network communications solutions is subject to rapid technological change. Accordingly, while we intend to continue to protect our proprietary rights where appropriate, we believe that our success in maintaining a technology leadership position is more dependent on the technical expertise and innovative abilities of our personnel than on these legal protections.
      Despite our efforts to protect our proprietary technology, we cannot assure you that the steps we take will be adequate to prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. The laws of many countries do not protect proprietary technology as extensively as the laws of the United States. We may need to resort to litigation in the future to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of our proprietary rights or those of others. We are also subject to the risk of adverse claims and litigation alleging infringement of the intellectual property rights of others. Any resulting litigation could result in substantial costs and diversion of management and have an adverse effect on our business and financial condition.
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
Employees
      As of January 1, 2005, we had approximately 1,150 full-time employees, compared with approximately 1,400 full-time employees as of January 3, 2004. The decrease in the number of employees was largely a result of the termination of employees in connection with cost reduction initiatives. Our employees are not represented by a union or other collective bargaining agent and we consider our relations with our employees to be good.

Item 2.	Properties
      We lease several facilities, including our corporate headquarters, a 152,000 square foot facility in Andover, Massachusetts. We also lease a 75,000 square foot warehousing and distribution center located in Shannon, Ireland, partially sublet to our logistics provider. Leased sales offices range from 1,000 to 16,000 square feet.
      We own one building totaling 210,750 square feet in Rochester, New Hampshire. This building accommodates certain distribution, warehousing, engineering, information technology and customer support groups.
      We are continuing efforts to consolidate and reduce our worldwide facilities and as a part of this process may pursue the lease or sublease of one or more of our existing facilities. Certain exited facilities are not yet sublet, including certain leased sales offices in Newbury, UK.

Item 3.	Legal Proceedings
      In the normal course of our business, we are subject to proceedings, litigation and other claims. Litigation in general, and securities and intellectual property litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of litigation are difficult to predict. The uncertainty associated with unresolved or threatened legal actions could adversely affect our relationships with existing customers and impair our ability to attract new customers. In addition, the defense of such actions may result in the diversion of management’s resources from the operation of our business, which could impede our ability to achieve our business objectives. The unfavorable resolution of any specific action could materially harm our business, operating results and financial condition, and could cause the price of our common stock to decline significantly.
      Described below are the material legal proceedings in which we are involved:
      Securities Class Action in the District of Rhode Island. Between October 24, 1997 and March 2, 1998, nine shareholder class action lawsuits were filed against us and certain of our officers and directors in the United States District Court for the District of New Hampshire. By order dated March 3, 1998, these lawsuits, which are similar in material respects, were consolidated into one class action lawsuit, captioned In re Cabletron Systems, Inc. Securities Litigation (C.A. No. 97-542-JD (N.H.); No. 99-408-S (R.I.)). The case was referred to the District of Rhode Island. The complaint alleges that we and several of our officers and directors disseminated materially false and misleading information about our operations and acted in violation of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder during the period between March 3, 1997 and December 2, 1997, and that certain officers and directors profited from the dissemination of such misleading information by selling shares of our common stock during this period. The complaint does not specify the amount of damages sought on behalf of the class.
      In February 2005, we entered into an agreement in principle to settle this litigation which is subject to approval by the Court and does not reflect any admission of wrongdoing. If finally approved, the settlement would result in the dismissal and release of all claims and, under the financial terms of the settlement, we would pay $10.5 million in cash in addition to ongoing defense costs of approximately $1.1 million in connection with the litigation, the majority of which will be offset by approximately $11.0 million in cash proceeds from certain of our insurers.
      Indemnification Claims. Our certificate of incorporation provides for indemnification and advancement of certain litigation and other expenses to our directors and certain of our officers to the maximum extent permitted by Delaware law. Accordingly, we, from time to time, may be required to indemnify directors and certain of our officers, including former directors and officers, in various litigation matters, claims or proceedings. We recorded operating expenses of approximately $3.8 million in legal fees relating to such matters in fiscal year 2004. We are currently engaged in legal proceedings against certain insurers to recover these and other expenses and costs incurred by us in connection with the related litigation matters, claims and proceedings.

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
Stock Price History
      The following table sets forth the high and low sale prices for our Common Stock as reported on the New York Stock Exchange (symbol — “ETS”) during the last two fiscal years.

Year Ended January 1, 2005	High	Low

First quarter ended April 3, 2004	$5.31	$2.20
Second quarter ended July 3, 2004	2.62	1.68
Third quarter ended October 2, 2004	2.06	1.48
Fourth quarter ended January 1, 2005	$1.90	$1.19

Year Ended January 3, 2004	High	Low

First quarter ended March 29, 2003	$2.30	$1.50
Second quarter ended June 28, 2003	3.87	1.73
Third quarter ended September 27, 2003	6.70	2.84
Fourth quarter ended January 3, 2004	$5.80	$3.40
      As of March 3, 2005, we had approximately 7,680 stockholders of record. We have not paid dividends on our common stock, and do not anticipate paying dividends in the future. We expect we will continue to reinvest any earnings to finance future growth.
Equity Compensation Plan Information
      The following table provides information about the Company’s equity compensation plans as of January 1, 2005.

	(a)		(b)		(c)

Number of Securities
	Number of Securities				Remaining Available
	Issuable Upon		Weighted-Average		for Issuance Under
	Exercise of		Exercise Price of		Equity Compensation
	Outstanding Options,		Outstanding		Plans (Excluding
	Warrants and		Options, Warrants		Securities Reflected
Plan Category	Rights (#)		and Rights ($)		in Column (a)) (#)

Equity Compensation Plans Approved by Security Holders	18,190,694	(1)	$3.04		11,722,325	(2)
Equity Compensation Plans Not Approved by Security Holders	12,413,094	(3)	$3.16	(4)	—

Total	30,603,788		$3.09		11,722,325

(1)	Of this amount, 15,164,784 shares were issued under the 1998 Equity Incentive Plan and 3,025,910 shares were issued under the 2004 Equity Incentive Plan.

(2)	Of this amount, 888,105 shares were available for issuance under the 1998 Equity Incentive Plan, 6,974,090 shares were available for issuance under the 2004 Equity Incentive Plan and 3,860,130 shares were available for issuance under the 2002 Employee Stock Purchase Plan.

(3)	Of this amount, 11,913,094 shares were issued under the 2001 Equity Incentive Plan and 500,000 shares were issued under the 2002 Stock Option Plan for Eligible Executives. No additional options may be granted under these plans. Options issued under the 2001 Equity Incentive Plan were issued in connection with the merger of the Company’s subsidiary, then known as Enterasys Networks, Inc., (the “Enterasys Subsidiary”) with and into us in August 2001, replacing options previously outstanding under the Enterasys Subsidiary 2000 Equity Incentive Plan. In exchange for previously outstanding options, and subject to their agreement to forfeit any pre-existing options to purchase the Company’s stock, holders of Enterasys Subsidiary options were granted options to purchase 1.39105 shares of the Company’s stock for each share of the Enterasys Subsidiary covered by the previously outstanding options. The 2002 Stock Option Plan for Eligible Executives and the Enterasys 2001 Equity Incentive Plan are each described below in more detail.

(4)	The replacement options were granted at an exercise price equal to the exercise price of the original Enterasys Subsidiary Plan options, divided by 1.39105 to reflect the effect of the merger.

Enterasys 2002 Stock Option Plan for Eligible Executives
      On April 5, 2002, the Company’s Board of Directors adopted the Enterasys 2002 Stock Option Plan for Eligible Executives (the “2002 SOPEE”) solely for the purpose of granting options in connection with the acceptance by certain executives of offers of employment with us. No additional options may be granted under this plan. Pursuant to the 2002 SOPEE, up to 900,000 shares of common stock may be issued pursuant to the exercise of stock options granted under the plan. Options granted under the plan vest over a period of 12 months, or sooner if certain performance targets outlined in the plan are met, and expire ten years from the date of grant. Upon termination of employment, the unvested portion of these options terminates and the remainder remains exercisable until the later to occur of the one-year anniversary of the date of termination or December 31, 2004. At January 1, 2005, options to purchase 500,000 shares were outstanding. This plan is not required to be, and has not been, approved by the Company’s stockholders.

Enterasys 2001 Equity Incentive Plan
      On July 30, 2001, the Company’s Board of Directors adopted the Enterasys 2001 Equity Incentive Plan (the “2001 EIP”) solely for the purpose of granting options to purchase shares of the Company’s stock in replacement for options to purchase shares of Enterasys Subsidiary. No additional options may be granted under this plan. Pursuant to the 2001 EIP, each option vests and becomes exercisable at the same time or times, and subject to the same conditions, as the original Enterasys Subsidiary option to which the option relates. Accordingly, the options expire ten years from the date of grant of the original Enterasys Subsidiary option and generally vest as to one-quarter of the shares subject to the options one year from the date of grant of the original Enterasys Subsidiary option with monthly vesting of the remainder ratably over the following three years. Upon termination of employment, the unvested portion of these options terminates and the remainder remains exercisable for ninety days from the date of termination. This plan is not required to be, and has not been, approved by the Company’s stockholders.

Item 6.	Selected Consolidated Financial Data
      The following table sets forth selected consolidated financial data for the fiscal years ended January 1, 2005, January 3, 2004 and December 28, 2002, the ten-month transition period ended December 29, 2001 and the fiscal year ended March 3, 2001, which has been derived from our Consolidated Financial Statements. For a detailed analysis of the fiscal years ended January 1, 2005, January 3, 2004 and December 28, 2002, please refer to “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8 — Consolidated Financial Statements and Supplementary Financial Data.”

				Ten Months
	Year Ended	Year Ended	Year Ended	Ended	Year Ended
	January 1,	January 3,	December 28,	December 29,	March 3,
	2005	2004	2002	2001	2001

	(In thousands)
Consolidated Statements of Operations Data:
Net revenue:
Enterasys segment	$356,879	$414,538	$484,797	$394,545	$704,665
Other segment(1)	—	—	—	—	69,702

Total net revenue	356,879	414,538	484,797	394,545	774,367

Gross margin	185,754	208,375	209,795	44,169	342,600
Research and development	73,808	84,029	85,019	76,471	81,723
Selling, general and administrative	161,961	173,933	234,960	284,735	335,303
Amortization of intangible assets	4,385	6,503	8,708	32,366	23,176
Stock-based compensation	—	158	2,644	30,572	1,442
Restructuring and other charges	16,635	17,532	31,978	47,168	63,187
Shareholder litigation expense	625	15,900	—	—	—
Impairment of intangible assets	8,734	—	—	104,147	14,104

Total operating expenses	266,148	298,055	363,309	575,459	518,935

Loss from operations	(80,394)	(89,680)	(153,514)	(531,290)	(176,335)
Interest income, net	3,110	5,132	8,347	17,672	29,981
Other expense, net	(4,954)	(27,354)	(42,625)	(41,209)	(557,355)

Loss from continuing operations before income taxes	(82,238)	(111,902)	(187,792)	(554,827)	(703,709)
Income tax (benefit) expense	(11,104)	749	(85,247)	60,242	(98,187)

Loss from continuing operations	$(71,134)	$(112,651)	$(102,545)	$(615,069)	$(605,522)

Basic and diluted loss from continuing operations available to common shareholders per common share	$(0.33)	$(0.56)	$(0.57)	$(3.24)	$(3.40)

	January 1,	January 3,	December 28,	December 29,	March 3,
	2005	2004	2002	2001	2001

	(In thousands)
Consolidated Balance Sheet Data:
Working capital	$35,988	$54,120	$38,249	$134,324	$848,179
Total assets	$290,313	$388,610	$581,347	$750,038	$1,733,514
Redeemable convertible preferred stock	$—	$—	$—	$61,789	$109,589
Stockholders’ equity	$109,738	$180,061	$245,950	$329,704	$1,214,319

(1)	The Other Segment included the revenue and cost of revenue relating to legacy products based on non-Ethernet standards that are no longer sold by us.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      You should read the following discussion in conjunction with the section below titled “Cautionary Statements,” our Consolidated Financial Statements and related Notes, and other financial information appearing elsewhere in this annual report on Form 10-K. We refer to the twelve-month period ending December 31, 2005 as our “current fiscal year”; the twelve-month period ending January 1, 2005 as “fiscal year 2004”; the twelve-month period ending January 3, 2004 as “fiscal year 2003”; and the twelve-month period ended December 28, 2002 as “fiscal year 2002” throughout this Item.
Business Overview
      We design, develop, market, and support comprehensive networking solutions architected to address the network communication, management and security requirements of global enterprises. We believe our solutions offer customers the secure, high-capacity, cost-effective, network connectivity and infrastructure required to facilitate the exchange of information among employees, customers, vendors, partners and other network users. We are focused on delivering networking solutions that embed security features within the network architecture. We believe our solutions enable customers to meet their network software requirements for continuity, context, control, compliance and consolidation through an architecture and management interface designed for ease of use. Our installed base of customers consists of commercial enterprises; governmental entities; healthcare, financial, educational and non-profit institutions; and various other organizations.
      Our product revenue consists primarily of sales of our network hardware, including switches, routers, wireless devices and other networking equipment. Product revenue also includes revenue from the sale of our software products, including our Dragon intrusion detection software and our NetSight Atlas network management software. Our services revenue is primarily derived from our contracts with customers to provide on-going maintenance and support services around the world, 7 days a week, 24 hours a day. We also derive service revenue from network outsourcing contracts, and professional services to install, develop and improve network performance and capabilities.
      We have incurred operating losses in recent years. In fiscal year 2004, the net loss from operations of $80.4 million has decreased when compared with $89.7 million and $153.5 million in the fiscal years 2003 and 2002, respectively. This decline is due to improved gross margins and decreased operating costs. Total gross margin as a percentage of revenues improved to 52.0% for fiscal year 2004 compared with 50.3% for fiscal year 2003 and 43.3% for fiscal year 2002. The improvement in gross margin is primarily a result of higher margins on newly introduced products along with lower labor and overhead costs for supply chain management and service due to cost reduction initiatives, offset slightly by a higher provision for inventory write-downs. Operating expenses decreased to $266.1 million for fiscal year 2004 as compared to $298.1 million and $363.3 million for fiscal years 2003 and 2002, respectively. The reduction in operating expenses is primarily a result of implementing various cost reduction initiatives.
      Net revenues were $356.9 million for fiscal year 2004, which represented a 14% decrease from fiscal year 2003. The decline in net revenue is the result of lower sales from older generation products, primarily our core routing products, that were only partially offset by sales of newly introduced products and solutions, and lower service revenue due to a declining maintenance revenue base resulting from the expiration of higher priced maintenance contracts on older generation products. New product shipments, defined as products introduced since the release of the N Series product line during the second quarter of fiscal year 2003, accounted for approximately 57% and 12% of product shipments in fiscal years 2004 and 2003, respectively.
      We are focused on implementing changes to further improve our competitive position and sales productivity as well as continuing our product refresh and achieving profitability. During fiscal year 2004, we:

•	Continued the refresh of our entire product line including our Matrix C Series switch product and eleven new modules for our Matrix N Series Switching products; releasing enhancements to our

Secure Networks offering with our Trusted End Systems (TES) admission control functionality and our Dynamic Intrusion Response (DIR) detection and intervention capability; and introducing a beta version of our Matrix X Series router;

•	Appointed a new Executive Vice President of Worldwide Sales and Service, and appointed several new senior sales leaders in North America;

•	Launched an advertising and brand awareness campaign focusing on our Secure Networks tm solutions;

•	Formed a new alliance with Lucent Technologies aimed at broadening our market reach through the Lucent professional services organization;

•	Focused our efforts on increasing sales opportunities through our global partners: EDS, IBM, Lucent, Siemens and Dell; and

•	Completed a cost reduction plan to reduce our annual costs by an aggregate of approximately $28 million, consisting of approximately $24 million in reduced annual operating expenses and $4 million in reduced cost of revenue from the first quarter 2004 levels.

      We developed a plan to align the cost structure of our business with our Secure Networks strategy during the first quarter of fiscal year 2004. The implementation of this plan was initially targeted to reduce our global workforce by approximately 200 individuals, or 14%, of our 2003 fiscal year end headcount, as well as reduce our annual costs by an aggregate of approximately $28 million, or $7 million per quarter, compared to the first quarter of fiscal year 2004. The targeted headcount reductions and annual cost savings were achieved in the third quarter of fiscal year 2004. During the fourth quarter of fiscal year 2004, we developed an additional cost-reduction initiative which included a further targeted reduction to our global workforce of approximately 115 individuals, or 10%, of our 2004 fiscal year end headcount, aimed at reducing our operating expenses by approximately $9.5 million annually. At the end of fiscal year 2004, our full-time headcount stood at approximately 1,150 compared with approximately 1,400 at the end of the prior fiscal year. In connection with these workforce reductions, we recorded employee severance related costs of $14.l million during fiscal year 2004 for approximately 400 individuals. Additionally, we have exited seven facilities, including two research facilities and five regional sales offices, and recorded related facility exit costs of $2.1 million and asset impairment charges of $0.4 million during fiscal year 2004.
Results of Operations
      The table below sets forth the principal line items from our consolidated statements of operations, each expressed as percentages of net revenue for the three years ended January 1, 2005:

	Fiscal Year	Fiscal Year	Fiscal Year
	2004	2003	2002

Net revenue:
Product	73.7%	72.4%	71.5%
Services	26.3	27.6	28.5

Total revenue	100.0	100.0	100.0

Cost of revenue:
Product	51.0	53.0	66.7
Services	39.3	41.1	31.6

Total cost of revenue	48.0	49.7	56.7

	Fiscal Year	Fiscal Year	Fiscal Year
	2004	2003	2002

Gross margin:
Product gross margin	49.0	47.0	33.3
Services gross margin	60.7	58.9	68.4

Total gross margin	52.0	50.3	43.3

Research and development	20.7	20.3	17.5
Selling, general and administrative	45.4	42.0	48.5
Amortization of intangible assets	1.2	1.6	1.8
Stock-based compensation	—	—	0.6
Shareholder litigation expense	0.1	3.8	—
Restructuring and other charges	4.7	4.2	6.6
Impairment of intangible assets	2.4	—	—

Total operating expenses	74.5	71.9	75.0

Loss from operations	(22.5)%	(21.6)%	(31.7)%

Comparison of Fiscal Year 2004 with Fiscal Year 2003

Net Revenue
      Net revenue decreased by $57.6 million, or 13.9%, to $356.9 million in fiscal year 2004 from $414.5 million in fiscal year 2003 primarily due to lower unit sales volume, as well as lower revenue from maintenance contracts. Geographically, net revenue decreased in all regions for fiscal year 2004 compared to the prior year except for Latin America. The most significant declines were in Asia Pacific and North America, which had revenue decreases of $16.7 million, or 35.2%, and $31.8 million, or 15.5%, respectively.
      Product revenue of $263.1 million in fiscal year 2004 decreased by $37.0 million, or 12.3%, compared with $300.1 million in the prior year. The decline was primarily a result of lower sales from older generation products, principally our core routing products, which were only partially offset by sales of new products. Sales of our older generation core routing products declined to approximately 9% of product revenue for fiscal year 2004 compared with approximately 19% for fiscal year 2003. Our next generation core routing product, the Matrix X Series, was released to limited production during the first quarter of fiscal year 2005 and is expected to reach general availability in the second fiscal quarter of 2005.
      In fiscal year 2004, services revenue of $93.8 million decreased by $20.6 million, or 18.1%, compared with $114.4 million in the prior year. The decrease in net services revenue was primarily due to a declining maintenance revenue base resulting from the expiration of higher priced maintenance contracts on older generation products, as well as lower professional services revenue. In the first quarter of fiscal year 2005, we believe net service revenue could decrease by 10% to 15% to between $19 million and $20 million due to the expiration of additional maintenance contracts on older generation products.

Gross Margin
      Total gross margin of $185.8 million in fiscal year 2004 declined by $22.6 million compared with $208.4 million in the prior year because of lower revenue. However, total gross margin as a percentage of net revenue increased to 52.0% compared with 50.3% in the prior year.
      Product gross margin was 49.0% for fiscal year 2004 compared with 47.0% in the prior year. The improvement in the product gross margin percentage was principally due to higher profit margins on newer products, as well as reduced overhead costs due to cost reduction initiatives, which was partially offset by a higher provision for inventory write-downs. We recorded provisions of $9.2 million and $6.8 million for inventory write-downs during the fiscal years ended 2004 and 2003, respectively, due largely to lower projected sales of older generation products during product transitions.
      Despite lower service revenues, services gross margin percentage improved to 60.7% in fiscal year 2004 compared with 58.9% in the prior year, primarily due to lower provisions for service inventory valuations and lower labor costs as a result of our workforce reductions. We recorded provisions of $4.6 million and $5.4 million for service inventory valuations during the fiscal years ended 2004 and 2003, respectively. We expect that services gross margin percentage will remain near 60% until the growth in new product sales and associated maintenance contracts are sufficient to replace the expiration of maintenance contracts from older generation contracts.

Operating Expenses
      For fiscal year 2004, research and development expense decreased by $10.2 million to $73.8 million compared with $84.0 million in the prior year. The decline was primarily due to lower labor-related and facility-related costs of $5.9 million and $1.9 million, respectively, from our cost reduction initiatives. Depreciation expense also declined by $1.4 million from the prior year due to assets being fully depreciated and reduced capital expenditures. We expect quarterly research and development expense for the first half of fiscal year 2005 to increase to approximately $18 million as we invest in additional enhancements to our portfolio of products. Once these additional investments are complete, we expect quarterly research and development expenses to fall to approximately $16 million by the fourth quarter of fiscal year 2005.
      Selling, general, & administrative (“SG&A”) expense of $162.0 million in fiscal year 2004 decreased by $11.9 million compared with $173.9 million in the prior year. The decrease in SG&A expense was primarily the result of $9.1 million in lower labor-related costs from our cost reduction initiatives and lower depreciation expense of $3.1 million due to assets being fully depreciated and reduced capital expenditures. The decrease in SG&A expense was partially offset by a $2.2 million increase in advertising expenses relating to the launch of our Secure Networks campaign in fiscal year 2004, and $3.7 million of lower net recoveries of bad debts and lease guarantees.

Amortization of Intangible Assets
      Amortization of intangible assets decreased by $2.1 million to $4.4 million in fiscal year 2004 compared with $6.5 million in fiscal year 2003, primarily as a result of the impairment and related write off of intangible assets during the first quarter of fiscal year 2004 as described below and other intangibles becoming fully amortized.

Impairment of Intangible Assets
      During the first quarter of fiscal year 2004, we recorded an impairment charge of $8.7 million relating to the write-down of patents and technology intangible assets recorded in connection with our fiscal year 2001 acquisition of Indus River Networks. In conjunction with our first quarter restructuring plan, we decided to curtail certain product development efforts that reduced forecasted demand on future products that would have used the acquired technology. As a result, the intangible assets’ fair value was determined to be zero based on a discounted cash flows analysis.

Shareholder Litigation Expense
      In February 2005, we entered into an agreement to settle all claims made in nine shareholder class action lawsuits which were subsequently consolidated into one class action lawsuit, captioned In re Cabletron Systems, Inc. Securities Litigation. Under the financial terms of the settlement, we would pay $10.5 million in cash in addition to ongoing defense costs of approximately $1.1 million in connection with the litigation, the majority of which will be offset by approximately $11.0 million in cash proceeds from certain of our insurers. We recorded a net litigation charge of $0.6 million during the fourth quarter of fiscal year 2004 to reflect the net result of the settlement and related defense costs.

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

Restructuring and Other Charges
      We recorded restructuring and other charges of $16.6 million related to workforce reductions and facility closings during fiscal year 2004. In connection with the workforce reductions, we recorded employee severance related costs of $14.1 million for approximately 400 individuals. Additionally, we exited seven facilities which included two research facilities and five regional sales offices and recorded facility exit costs of $2.1 million and asset impairment charges of $0.4 million during fiscal year 2004. During fiscal year 2003, we recorded restructuring charges of $17.5 million, which consisted of $14.7 million in employee severance related costs for approximately 405 individuals and $2.8 million of facility exit costs primarily as a result of consolidation of our North America distribution center into an owned facility with excess space and a decrease in estimated future sublease income anticipated from a vacated facility.

Interest Income, net
      Interest income, net declined to $3.1 million in fiscal year 2004 compared with $5.1 million in fiscal year 2003, principally due to lower average cash and investment balances available for investing.

Other Expense, net
      Net other expense was $5.0 million for fiscal year 2004 compared with $27.4 million in the prior year. Loss on minority investments for fiscal years 2004 and 2003 was $8.7 million and $27.8 million, respectively. Foreign currency gain (loss) was $1.7 million for the current year to date compared with $(4.1) million in the prior year. In fiscal year 2004, we recorded a non-recurring foreign currency benefit of $2.0 million to reflect the period end cumulative effect of foreign currency translation and a gain of $1.0 million from a legal settlement related to claims pertaining to the sale of a former subsidiary, Aprisma, in fiscal year 2002.

Income Tax (Benefit) Expense
      For fiscal years 2004 and 2003, we did not record an income tax benefit for losses generated in the U.S. due to the uncertainty of realizing such benefits and the fact that we have fully utilized our tax loss carryback benefits. We recorded a net income tax benefit of $11.1 million for fiscal year 2004 compared with income tax expense of $0.7 million for fiscal year 2003. Based on IRS guidance issued at the end of our first quarter of fiscal year 2004, we filed required documentation with the IRS shortly following the end of the second quarter of fiscal year 2004 enabling us to recognize a reduction to accrued tax liabilities of $12.0 million for fiscal year 2004.
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
      Product revenue decreased by $46.5 million, or 13.4%, from $346.6 million in fiscal year 2002 to $300.1 million in fiscal year 2003. The decline in net product revenue is primarily a result of lower sales of our core routing products, and increased competition for our lower technology switching products, such as our Vertical Herizon and Matrix V2 switching products. These decreases in product revenue were partially offset by increased sales of our Matrix N Series modular switching products, as well as increased sales of our stand-alone Matrix E1 switch.
      Services revenue decreased by $23.8 million, or 17.2%, from $138.2 million in fiscal year 2002 to $114.4 million in fiscal year 2003. The decrease in net services revenue was primarily due to a declining maintenance revenue base resulting from the expiration of higher priced maintenance contracts on older generation products.

Gross Margin
      Although net revenues decreased by 14.5%, total gross margin as a percentage of net revenue increased to 50.3% in fiscal year 2003, as compared to 43.3% in fiscal year 2002. This increase is primarily the result of improved product gross margin.
      Product gross margin increased to 47.0% in fiscal year 2003 compared to 33.3% in fiscal year 2002. The product gross margin percentage improvement was primarily due to a reduction of $11.1 million in charges for excess and obsolete inventory, as well as initiatives designed to lower supply costs from our contract manufacturers, and higher margins on new products.
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
      SG&A expense decreased by $61.1 million from $235.0 million in fiscal year 2002, to $173.9 million in fiscal year 2003. The decrease in SG&A expense was primarily the result of a $25.6 million decrease in costs, including related audit fees, associated with the settled SEC investigation, our internal investigation and the various then-pending shareholder lawsuits discussed in this annual report; a decrease of $16.2 million in labor related costs associated with workforce reductions; a $9.5 million decrease in provisions for bad debts primarily due to recoveries of $7.9 million in fiscal year 2003; a $6.5 million decrease in provisions for customer lease guarantees primarily due to recoveries of $4.2 million in fiscal year 2003; and a $1.5 million decrease in facility costs as a result of facility consolidations.

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

Restructuring and Other Charges
      We recorded restructuring charges of $17.5 million during fiscal year 2003, which included $14.7 million in employee severance related costs for approximately 405 individuals and $2.8 million of facility exit costs primarily as a result of consolidation of our North American distribution center into an owned facility with excess space and a decrease in estimated future sublease income anticipated from a vacated facility. The fiscal year 2003 workforce reductions involved most functions within the business. During fiscal year 2002, we recorded restructuring charges of $32.0 million, which included exit costs of $6.2 million related to the closure or reduction in size of ten facilities and $25.8 million for employee severance related costs for approximately 730 individuals.

Interest Income, net
      Interest income, net declined from $8.3 million in fiscal year 2002 to $5.1 million in fiscal year 2003, primarily due to lower average cash and investment balances available for investing.

Other Expense, net
      Net other expense decreased to $27.4 million for fiscal year 2003 as compared to $42.6 million for fiscal year 2002, primarily due to a $20.0 million loss incurred on the Riverstone stock derivative in fiscal year 2002. The Riverstone stock derivative was related to our convertible preferred stock redemption liability, which was redeemed during the first quarter of fiscal year 2003. Losses on minority investments were $27.8 million for fiscal year 2003 as compared to $22.1 million for fiscal year 2002.

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
Liquidity and Capital Resources
      The sections below discuss the commitments of our liquidity and capital resources, and the effects of changes in our balance sheet and cash flows.

Commitments
      The following is a summary of our significant contractual cash obligations and other commercial commitments as of January 1, 2005:

		Less Than			More Than
Contractual Cash Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years

	(In millions)
Non-cancelable lease obligations	$27.0	$7.6	$12.1	$3.6	$3.7
Non-cancelable purchase commitments	21.9	21.9	—	—	—
Obligations under restructuring plans(1)	13.1	9.5	2.6	0.8	0.2
Royalty and license obligations	10.3	6.1	4.2	—	—

Total contractual cash obligations	$72.3	$45.1	$18.9	$4.4	$3.9

Other Commercial Commitments

Aprisma lease payment guarantees(2)	$4.0	$—	$—	$1.0	$3.0
Venture capital commitments(3)	1.0	1.0	—	—	—

Total commercial commitments	$5.0	$1.0	$—	$1.0	$3.0

(1)	Includes lease obligations for exited facilities of $1.8 million in 2005, $1.5 million in 2006, $0.7 million in 2007, $0.4 million in 2008, $0.4 million in 2009 and $0.5 million thereafter.

(2)	The Aprisma lease guarantee reduces to $3.0 million in 2009, $2.0 million in 2010, $1.0 million in 2011 and terminates in 2012. We are indemnified for up to $3.5 million in losses.

(3)	We are committed to make up to $1.0 million of additional capital contributions to a venture capital fund in which we are a limited partner. In the event of future capital calls, we could be required to fund some or all of this commitment. We cannot predict the likelihood or timing of capital calls for the remaining commitment. We are pursuing the sale of our remaining partnership interest in this fund to minimize future capital call funding requirements.

Balance Sheet and Cash Flows
      As of January 1, 2005, our liquid investments totaled $150.0 million, as compared to $202.5 million at January 3, 2004, and consisted of cash and cash equivalents of $70.9 million, and short and long-term marketable securities of $79.1 million. The decrease in liquid investments during fiscal year 2004 is primarily the result of the loss from operations, net working capital uses, and capital expenditures. Based on our liquid investment position at January 1, 2005, we believe that we have sufficient liquid investments to fund our on-going operations and future obligations for at least the next twelve months.
      In connection with the issuance of letters of credit, we have agreed to maintain specified amounts of cash, cash equivalents and marketable securities in collateral accounts. These assets totaled $5.4 million at January 1, 2005, and are classified as “Restricted cash, cash equivalents and marketable securities” on our balance sheet. Restricted cash decreased by $13.3 million during fiscal year 2004 as restrictions relating to certain standby letters of credit and performance bonds were released and certain litigation matters were paid.
      Net cash used in operating activities was $63.1 million for fiscal year 2004 and consisted of a $34.5 million loss from operations after adjustments for certain non-cash items, plus net working capital uses of $28.6 million, primarily due to the timing of inventory purchases as well as vendor and litigation payments which offset a reduction from accounts receivable. Net cash used in operating activities was $5.9 million for the three months ended January 1, 2005. We expect net cash from operating activities to remain negative in the first half of fiscal year 2005 primarily due to continued operating losses as well as certain working capital uses such as payment of various year end accruals and lower customer collections.
      Capital expenditures for fiscal year 2004 were $8.8 million and consisted of information technology purchases and upgrades, assets purchased to support outsourcing contracts, equipment and software used in research and development activities, as well as tooling and test equipment for new products. We expect capital spending of approximately $7 million to $10 million for the next fiscal year.
      Net accounts receivable was $29.1 million at January 1, 2005 compared with $37.5 million at January 3, 2004. The decrease in accounts receivable is due primarily to the decline in net revenues. The number of days sales outstanding was 29 days at January 1, 2005, compared to 33 days at January 3, 2004.
      Insurance receivable of $11.0 million at January 1, 2005 represents the cash proceeds from certain of our insurers as part of our agreement in principle to settle the captioned lawsuit, In re Cabletron Systems, Inc. Securities Litigation. See Note 19 for further information.
      Accounts payable at January 1, 2005 of $28.8 million decreased from $39.7 million at January 3, 2004 due in part to the timing of payments related to product purchases. Income taxes payable has declined by $11.8 million to $32.4 million at January 1, 2005 primarily due to a non-cash tax benefit recognized on updated IRS guidance.
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
      Revenue Recognition. Our revenue is comprised of product revenue, which includes revenue from sales of our switches, routers, and other network equipment and software, and services revenue, which includes maintenance, installation, system integration services and our Smart Source managed network offering. Our revenue recognition policy follows SEC Staff Accounting Bulletin (“SAB”) No. 104 “Revenue Recognition”, Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition,” as amended by SOP No. 98-9, “Modification of SOP No. 97-2, Software Recognition With Respect to Certain Transactions,” and Emerging Issues Task Force (“EITF”) No. 00-21 “Revenue Arrangements with Multiple Deliverables.” We generally recognize product revenue from our end-user and reseller customers at the time of shipment, provided that persuasive evidence of an arrangement exists, the price is fixed or determinable and collectibility of sales proceeds is reasonably assured. When significant obligations remain after products are delivered, such as for system integration or customer acceptance, revenue and related costs are deferred until such obligations are fulfilled. Software and equipment revenue is deferred in instances when vendor specific objective evidence, or VSOE, of fair value of undelivered elements is not determinable. Revenue from service obligations under maintenance contracts is deferred and recognized on a straight-line basis over the contractual period, which is typically twelve months. Revenue from installation and system integration services is recognized when the services have been performed. We recognize revenue from our Smart Source managed network offering based on actual port usage.
      We recognize revenue from stocking distributors when the distributors ship our products to their customers. We record revenue from certain distributors and resellers located in Asia Pacific and Latin America upon cash receipt. During the third quarter of fiscal year 2003, we converted one of our larger distributors in Asia Pacific from revenue recognition upon cash receipt to revenue recognition when the distributor ships our products to their customers. This change is a result of improved distributor practices including consistent timely payment, adherence to standard contract terms, and independent relationships with end-users.
      We provide for pricing allowances in the period when granted. We also provide an allowance for sales returns based on specific return rights granted to a customer.
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
      Provision for Inventory Valuation. Inventory purchases and commitments are based upon future demand forecasts. Reserves for excess and obsolete inventory are established to account for the potential differences between our forecasted demand and the amount of purchased and committed inventory. We periodically experience variances between the amount of inventory purchased and contractually committed to and our demand forecasts, resulting in excess and obsolete inventory charges. In addition, we periodically adjust service spares inventory cost to net realizable value based upon a review of estimated service lives, as well as periodically adjust reserves for service parts in excess of usage estimates. At January 1, 2005, our provision for inventory valuation was $35.4 million.
      Valuation of Goodwill. Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. In accordance with Financial Accounting Standards Board, or FASB, Statement of Financial Standards, or “SFAS”, No. 142, goodwill is subject to an annual impairment test using a fair-value-based approach. We have designated the end of the third quarter of each fiscal year as the date of the annual impairment test. In assessing the fair value of goodwill, we use the quoted market price of our common stock to determine fair value since the entire Company is considered to be one reporting unit. At January 1, 2005, the carrying value of goodwill on our balance sheet was $15.1 million. Based on our annual impairment test, we did not record an impairment charge during fiscal year 2004.
      Valuation of Long-lived Assets. Long-lived assets are comprised of property, plant and equipment and intangible assets with finite lives. We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable through projected undiscounted cash flows expected to be generated by the asset. When we determine that the carrying value of intangible assets and fixed assets may not be recoverable, we measure impairment by the amount by which the carrying value of the asset exceeds the related fair value. Estimated fair value is generally based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the business underlying the asset in question. At January 1, 2005, the carrying value of long-lived assets, including fixed assets and intangible assets, was $32.1 million. During the first quarter of fiscal year 2004, we recorded impairment charges of $8.7 million relating to certain technology related intangibles due to the decision to not utilize this technology in future products, and the reduction of development efforts for products that currently utilize this technology.
      Valuation of Investments. We maintain certain minority investments in debt and equity securities of companies that were acquired for cash and in non-monetary transactions whereby we exchanged inventory or product credits for preferred or common stock or convertible notes. We review investments for potential impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Many factors are considered in assessing potential impairments. Such events or factors include declines in the investees’ stock price in new rounds of financing, market capitalization relative to book value, deteriorating financial condition or results of operations and bankruptcy or insolvency. From time to time, we may engage third party experts to estimate the recoverable value of investments management may consider selling. Appropriate reductions in carrying value are recognized in other expense, net in the consolidated statements of operations. At January 1, 2005, the carrying value of these investments on our balance sheet was $0.4 million. We incurred impairment charges of $8.7 million relating to these investments during fiscal year 2004.
      Restructuring Reserves. We have periodically recorded restructuring charges in connection with our plans to reduce the cost structure of our business. These restructuring charges, which reflect management’s commitment to a termination or exit plan that will be completed within twelve months, require management’s judgment and may include severance benefits and costs for future lease commitments or excess facilities, net of estimated future sublease income. In determining the amount of the facility exit costs, we are required to estimate such factors as future vacancy rates, the time required to sublet properties and sublease rates. If the actual cost incurred exceeds the estimated cost, an additional charge to earnings will result. If the actual cost is less than the estimated cost, a reduction to restructuring charges will be recognized in the statement of operations. During fiscal year 2004, we recorded restructuring and other charges of approximately $16.6 million which consisted of $14.1 million for employee severance related costs, $2.1 million for facility exit costs, and asset impairment charges of $0.4 million. At January 1, 2005, we have estimated sublease income associated with vacated facilities of approximately $3.0 million. This estimate of sublease income is subject to change based on known real estate market conditions.
      Income Taxes. We estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we increase or decrease our income tax provision in our statement of operations. If any of our estimates of our prior period taxable income or loss prove to be incorrect, material differences could impact the amount and timing of income tax benefits or payments for any period. In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions. We recognize potential liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If our estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result. Uncertainties are recorded in accordance with SFAS No. 5, Accounting for Contingencies.

      Summary of Critical Estimates Included in Our Consolidated Results of Operations. The following table summarizes the (income) expense impact on our results of operations arising from our critical accounting estimates:

	Fiscal Year

	2004	2003	2002

	(In millions)
Net recoveries of doubtful accounts and notes receivable	$(3.4)	$(10.3)	$(0.9)
Provision for product inventory write-downs	9.2	6.8	17.9
Provision for service inventory valuations	4.6	5.4	—
Loss on minority investments	8.7	27.8	22.1
Restructuring and other charges	16.6	17.5	32.0
Impairment of intangible assets	8.7	—	—
Provision for tax contingencies	(12.7)	(1.0)	20.5

Total expense from critical accounting estimates	$31.7	$46.2	$91.6

New Accounting Pronouncements
      In March 2004, the FASB issued EITF No. 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments which provides additional guidance on how companies, carrying debt and equity securities at amounts higher than the securities fair values, evaluate whether to record a loss on impairment. In addition, EITF No. 03-1 provides guidance on additional disclosures required about unrealized losses. The impairment accounting guidance is effective for reporting periods beginning after June 15, 2004 and the disclosure requirements are effective for annual reporting periods ending after June 15, 2004. On September 30, 2004, the FASB approved the issuance of FASB Staff Position EITF No. 03-1-1, which delays the effective date for the application of the recognition and measurement provisions of EITF No. 03-1 to investments in securities that are impaired. Certain disclosure provisions in EITF No. 03-1 were effective for fiscal years ended after December 15, 2003 and other disclosure provisions are effective for annual reporting periods after June 15, 2004. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.
      In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123(R) requires that compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. This statement is effective beginning with our third quarter of fiscal year 2005. We are currently evaluating the requirements of SFAS 123(R) and we have not yet fully determined the impact on our consolidated financial statements. The stock-based employee compensation expense presented in our pro forma financial results required to be disclosed under the current SFAS 123 was $14.8 million, $21.6 million and $25.7 million for fiscal years 2004, 2003 and 2002, respectively.
      In December 2004, the FASB issued FASB Staff Position (“FSP”) No. 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. The American Jobs Creation Act of 2004 (“AJCA”) introduces a special 9% tax deduction on qualified production activities. FSP 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with SFAS No. 109.
      In December 2004, the FASB issued FSP No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP 109-2 provides accounting and disclosure guidance for the repatriation provision. We do not plan to change our intention to permanently reinvest the undistributed earnings of our foreign subsidiaries. We do not expect the enactment of the AJCA to have a material impact on our consolidated financial position, results of operations or cash flows.
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
Risks Related to our Financial Results and Condition

Our quarterly operating results may fluctuate, which could cause us to fail to meet quarterly operating targets and result in a decline in our stock price
      Our operating expenses are largely based on anticipated organizational size and revenue trends, and a high percentage of these expenses are, and will continue to be, fixed in the short term. As a result, if our revenue for a particular quarter is below our expectations, we will be unable to proportionately reduce our operating expenses for that quarter. Any revenue shortfall in a quarter may thus cause our financial results for that quarter to fall below the expectations of public market analysts or investors, which could cause the price of our common stock to fall. Any increase in our fixed expenses will increase the magnitude of this risk. In addition, the unpredictability of our operating results from quarter to quarter could cause our stock to trade at lower prices than it would if our results were consistent from quarter to quarter.
      Our quarterly operating results may vary significantly from quarter to quarter in the future due to a number of factors, including:

•	fluctuations in the demand for our products and services;

•	the timing and size of sales of our products or the cancellation or rescheduling of significant orders;

•	the length and variability of the sales cycle for our products;

•	the timing of implementation and product acceptance by our customers and by customers of our distribution partners

•	the timing and success of new product introductions;

•	increases in the prices or decreases in the availability of the components we purchase;

•	price and product competition in the networking industry;

•	our ability to source and receive from third party sources appropriate product volumes and quality;

•	our ability to execute on our operating plan and strategy;

•	manufacturing lead times and our ability to maintain appropriate inventory levels;

•	the timing and level of research, development and prototype expenses;

•	the mix of products and services sold;

•	changes in the distribution channels through which we sell our products and the loss of distribution partners;

•	the uncertainties inherent in our accounting estimates and assumptions and the impact of changes in accounting principles;

•	our ability to achieve targeted cost reductions;

•	indemnity claims by eligible current or former directors and officers; and

•	general economic conditions as well as those specific to the networking industry.
      Due to these and other factors, you should not rely on quarter-to-quarter comparisons of our operating results as an indicator of our future performance.

We earn a substantial portion of our revenue for each quarter in the last month of each quarter, which reduces our ability to accurately predict our quarterly results and increases the risk that we will be unable to achieve our goals
      We have derived and expect to continue to derive a substantial portion of our revenue in the last month of each quarter, with such revenue frequently concentrated in the last two weeks of the quarter, which reduces our ability to accurately predict our quarterly results and increases the risk that we may not achieve our financial and other goals. Due to this end-of-quarter buying pattern, we traditionally have not been able, and in the future may not be able, to predict our financial results for any quarter until very late in the quarter. In addition, we may not achieve targeted revenue levels, either because expected sales do not occur in the anticipated quarter or because they occur at lower prices or on terms that are less favorable to us than anticipated. This end-of-quarter buying pattern also places pressure on our inventory, management and logistics systems. If predicted demand is substantially less than orders, there will be excess inventory, and if orders substantially exceed predicted demand, we may not be able to fulfill all orders received in the last few weeks of the quarter. In either case, our financial condition could be harmed.

We have a history of losses in recent years and may not operate profitably in the future
      We have experienced losses in recent years and may not achieve or sustain profitability in the future. We will need to either generate higher revenue or reduce our costs to achieve and maintain profitability. We may not be able to generate higher revenue or reduce our costs, and, if we do achieve profitability, we may not be able to achieve, sustain or increase our profitability over subsequent periods. Our revenue has been negatively affected by uncertain economic conditions worldwide, which has increased price and technological competition for most of our products, as well as resulted in longer selling cycles. If uncertain worldwide economic conditions continue for an extended period of time, our ability to maintain and increase our revenue may be significantly limited. In addition, while we continue to implement cost reduction plans designed to decrease our expenses, including reductions in the size of our workforce, we will continue to have large fixed expenses and expect to continue to incur significant sales and marketing, product development, customer support and service and other expenses. Our additional cost-cutting efforts may result in the recording of additional financial charges, such as workforce reduction costs, facilities reduction costs, asset write downs and contractual settlements. Further, our workforce reductions may impair our ability to realize our current or future business objectives. Costs incurred in connection with our cost-cutting efforts may be higher than the estimated costs of such actions and may not lead to anticipated cost savings. As a result, our cost-cutting efforts may not result in a return to profitability.

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

We have experienced changes in our senior management and our current management team has been together for only a limited time, which could harm our business and operations
      Since August 2001 there have been numerous changes in our senior management team. In August 2001, our management team was restructured to include several senior executives of one of our operating subsidiaries. Then in April 2002, we announced the departure of several of these senior executives, including our President and Chief Executive Officer. We appointed a new Chief Executive Officer and a new President in April 2002, and, in the period from March 2002 to March 2004, we appointed a number of other senior officers, including promoting our Vice President of Finance to the position of Chief Financial Officer, appointing a new Executive Vice President of Sales, Executive Vice President of Worldwide Marketing and Product Management and Vice President of Human Resources, and adding an Executive Vice President of Supply Chain Management. In December 2002, our President resigned upon the completion of his employment agreement with us, and, in April 2003, we appointed a new President. In May 2003 we appointed a new Executive Vice President of Engineering and in March 2004 we appointed a new Executive Vice President of Worldwide Sales and Service. In February of 2005 our President assumed the position of Chief Executive Officer and our Chief Executive Officer assumed the position of Executive Chairman. Because of these changes, our current management team has not worked together for a significant length of time and may not be able to work together effectively to successfully develop and implement business strategies. In addition, as a result of these management changes, management will need to devote significant attention and resources to preserve and strengthen relationships with employees and customers. If our management team is unable to develop successful business strategies, achieve our business objectives, or maintain positive relationships with employees and customers, our ability to grow our business and successfully meet operational challenges could be impaired.

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

Our competitors may have greater resources than us, which could harm our competitive position and reduce our market share
      Our principal competitors include Alcatel; Cisco Systems; Extreme Networks; Foundry Networks; Hewlett-Packard; Huawei; Juniper Networks; Nortel Networks; and 3Com. We also experience competition from a number of other smaller public and private companies. We may experience reluctance by our prospective customers to replace or expand their current infrastructure solutions, which may be supplied by one or more of these competitors, with our products, which could challenge our ability to increase our market share. Some of our competitors have significantly more established customer support and professional services organizations and substantially greater selling and marketing, technical, manufacturing, financial and other resources than we do. Some of our competitors also have larger installed customer bases, greater market recognition and more established relationships and alliances in the industry. As a result, these competitors may be able to develop, enhance and expand their product offerings more quickly, adapt more swiftly to new or emerging technologies and changes in customer demands, devote greater resources to the marketing and sale of their products, pursue acquisitions and other opportunities more readily and adopt more aggressive pricing policies than us, which could harm our competitive position and reduce our market share.

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

We are exposed to the credit risk of some of our customers
      Our payment terms are typically 30 days in the United States, and sometimes longer internationally. We assess the payment ability of our customers in granting such terms and maintain reserves that we believe are adequate to cover doubtful accounts, however, some of our customers, are experiencing, or may experience, reduced revenue and cash flow problems, and may be unable to pay, or may delay payment of, amounts owed to us. Although we monitor the credit risk of our customers, we may not be effective in managing our exposure. If our customers are unable to pay amounts owed to us or cancel outstanding orders, our forecasting ability, cash flow and revenue could be harmed and our business and results of operations may be adversely affected.
Risks Related to the Market for our Products

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
      In addition, because our contract manufacturers produce our products based on forward-looking demand projections that we supply to them, we may be unable to respond quickly to sudden changes in demand. With respect to sudden increases in demand, we may be unable to satisfy this demand with our products, thereby forfeiting revenue opportunities and damaging our customer relationships, and with respect to sudden decreases in demand, we may find ourselves with excess inventory, which could expose us to high manufacturing costs compared to our revenue in a financial quarter and increased risks of inventory obsolescence. These factors contributed to provisions for inventory write-downs and valuations of $13.8 million, $12.2 million, and $17.9 million for fiscal years 2004, 2003, and 2002, respectively.

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
Other Risks Related to our Business

Our significant sales outside of North America subject us to increasing foreign political and economic risks, including foreign currency fluctuations
      Our sales to customers outside of North America accounted for approximately 51.6%, 50.7%, and 43.6% of our revenue for fiscal years 2004, 2003, and 2002, resepctively. We are seeking to expand partners as well as through strategic relationships in international markets. Consequently, we anticipate that sales outside of North America will continue to account for a significant portion of our revenue in future periods.
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

      Our international presence subjects us to risks, including:

•	political and economic instability and changing regulatory environments in foreign countries;

•	increased time to deliver solutions to customers due to the complexities associated with managing an international distribution system;

•	increased time to collect receivables caused by slower payment practices in many international markets;

•	managing export licenses, tariffs and other regulatory issues pertaining to international trade, including those related to counter-terrorism and security;

•	increased effort and costs associated with the protection of our intellectual property in foreign countries; and

•	difficulties in hiring and managing employees in foreign countries.

The limitations of our director and officer liability insurance may materially harm our financial condition
      Our director and officer liability insurance for the period during which events related to certain previously disclosed and settled securities class action lawsuits against us and certain of our current and former officers and directors are alleged to have occurred, provides only limited liability protection. If these policies do not adequately cover expenses and certain liabilities relating to these lawsuits, our financial condition could be materially harmed. Our certificate of incorporation provides that we will indemnify and advance expenses to our directors and officers to the maximum extent permitted by Delaware law. The indemnification covers any expenses and liabilities reasonably incurred by a person, by reason of the fact that such person is or was or has agreed to be a director or officer, in connection with the investigation, defense and settlement of any threatened, pending or completed action, suit, proceeding or claim. In fiscal year 2004, we incurred $3.8 million in legal expenses as a result of our obligation to indemnify these officers and directors. We are currently engaged in legal proceedings against certain of our insurers to recover these and other expenses and costs incurred by us in connection with related litigation matters, claims, and proceedings.

Our failure to maintain adequate systems, controls and procedures could harm our business
      Pursuant to new SEC rules promulgated under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in our current and future Form 10-K filings a report by our management as to the effectiveness of our internal controls over financial reporting and our independent auditors are required to attest to the evaluation by management. We are not including our management report, or the related reports from our independent auditors, in our current Form 10-K as our management has not completed its assessment of our internal control over financial reporting. Our management expects to complete its assessment and file its report within the 45-day period provided by the exemptive order issued by the SEC. Although our management has not identified any individual deficiencies that it believes would constitute a material weakness, it has not completed its quantification and aggregation of individual deficiencies and therefore cannot provide any assurance that the continued assessment of internal controls will not identify a material weakness in our internal control over financial reporting. Further, if our auditors are not able to attest to management’s evaluation of the effectiveness of our controls over financial reporting, or are unable to issue an unqualified opinion based on their independent audit of the effectiveness of such controls, our business could be harmed and our stock price could decline. A material weakness is defined as a significant deficiency or combination of significant deficiencies that result in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

      Additionally, if we do not maintain adequate overall systems, controls and procedures, our ability to manage our business and implement our strategies may be impaired, irregularities may occur or fail to be identified, and our business could be harmed and our stock price could decline. We have implemented and continue to implement enhancements designed to improve our overall systems, controls and procedures. Some enhancements we have made or may make in the future may also result in higher future operating expenses, capital expenditures, or both. These enhancements may not be adequate to improve our systems, controls and procedures, and our business could be disrupted, our financial condition could be harmed and our stock price could decline.

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

      Acquisitions and dispositions, particularly multiple transactions over a short period of time, involve transaction costs and a number of risks that may result in our failure to achieve the desired benefits of the transaction. These risks include, among others, the following:

•	difficulties and unanticipated costs incurred in assimilating the operations of the acquired business, technologies or product lines or of segregating, marketing and disposing of a business, technology;

•	potential disruption of our existing operations;

•	an inability to successfully integrate, train and retain key personnel, or transfer or eliminate positions or key personnel;

•	diversion of management attention and employees from day-to-day operations;

•	an inability to incorporate, develop or market acquired businesses, technologies or product lines, or realize value from technologies, products or businesses;

•	operating inefficiencies associated with managing companies in different locations, or separating integrated operations; and

•	impairment of relationships with employees, customers, suppliers and strategic partners.
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
      Foreign Currency Exchange Risk. Due to our global operating and financial activities, we are exposed to changes in foreign currency exchange rates. At January 1, 2005, we had net asset exposures to the Euro, Australian Dollar, Japanese Yen and Brazilian Real. These exposures may change over time as business practices evolve and could materially harm our financial results and cash flows.
      To minimize the potential adverse impact of changes in foreign currency exchange rates, we, at times, have used foreign currency forward and option contracts to hedge the currency risk inherent in our global operations. We do not use financial instruments for trading or other speculative purposes, nor do we use leveraged financial instruments. Gains and losses on these contracts are largely offset by gains and losses on the underlying assets and liabilities. We had no foreign exchange forward or option contracts outstanding at January 1, 2005.
      Equity Price Risk. In the past, we have also made strategic equity and convertible debt investments in privately-held technology companies, many of which are in the start-up or development stage. Investments in these companies are highly illiquid and inherently risky as the technologies or products they have under development, or the services they propose to provide, are typically in early stages of development and may never materialize. If these companies are not successful, we could lose our entire investment. The concentration of our investments in a small number of related industries, primarily telecommunications, exposes our investments to increased risk, particularly if these industries continue to be adversely affected by the worldwide economic slowdown. At January 1, 2005, these investments totaled $0.4 million. During fiscal year 2004, we recorded net impairment losses of $8.7 million relating to these investments.

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
Internal Control over Financial Reporting
      (a) Management’s Annual Report on Internal Control Over Financial Reporting
      Our management is continuing to evaluate our internal control over financial reporting as of January 1, 2005 and, therefore, has not completed its assessment of these controls. The steps remaining in the assessment consist primarily of the final documentation and evaluation of testing results, the review and evaluation of certain identified deficiencies, and the completion of review and testing by our independent auditors. Our management expects to complete its assessment within the 45-day period provided by the exemptive order issued by the SEC on November 30, 2004. As such, we expect to file an amendment to our annual report on Form 10-K with the SEC on or before May 2, 2005 which will include our management’s annual report on internal control over financial reporting and our independent auditors’ reports on the company’s internal control over financial reporting.
      Based on management’s preliminary assessment of our internal controls through the date of this Form 10-K, our management does not believe it has identified any individual deficiencies that it believes would constitute a material weakness. However, management has not completed its quantification and aggregation of individual deficiencies and therefore cannot provide any assurance that the continued evaluation of our internal controls over financial reporting will not determine that individual deficiencies, when aggregated, would result in the identification of a material weakness in our internal control over financial reporting. A material weakness is defined as a significant deficiency or combination of significant deficiencies that result in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
      (b) Changes In Internal Control Over Financial Reporting
      Other than enhancements made to our internal controls in preparation for our management report, no significant changes were made to our internal controls during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information
      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant
      The information required under this item may be found under the sections captioned “Proposal I: Election of Directors,” “Executive Officers,” and “Section 16(a) Reporting Compliance” in our 2005 Proxy Statement, and is incorporated herein by reference.

Item 11.	Executive Compensation
      The information required under this item may be found under the sections captioned “Summary Compensation Table,” “Option Grants in the Last Fiscal Year,” and “Option Exercises and Fiscal Year-End Values” in our 2005 Proxy Statement, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management
      The information required under this item may be found under the section captioned “Securities Ownership of Certain Beneficial Owners and Management” in our 2005 Proxy Statement, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions
      The information required under this item may be found under the section captioned “Certain Relationships and Related Transactions” in our 2005 Proxy Statement, and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services
      The information required under this item may be found under the section captioned “Relationship with Independent Accountants” in our 2005 Proxy Statement, and is incorporated herein by reference.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a) Documents filed as part of this report:

1.	Consolidated Financial Statements (See Item 8)

Statement	Page

Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets at January 1, 2005 and January 3, 2004	F-2
Consolidated Statements of Operations for the years ended January 1, 2005, January 3, 2004, and December 28, 2002	F-3
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity for the years ended January 1, 2005, January 3, 2004, and December 28, 2002	F-4
Consolidated Statements of Cash Flows for the years ended January 1, 2005, January 3, 2004 and December 28, 2002	F-5
Notes to Consolidated Financial Statements	F-6

2.	Consolidated Financial Statement Schedules

Schedule	Page

Schedule II — Valuation and Qualifying Accounts	S-1
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	S-2
      All other schedules have been omitted since they are not required, not applicable or the information has been included in the consolidated financial statements or the notes thereto.

3.	Exhibits

3.1	—	Restated Certificate of Incorporation of the Registrant, a Delaware corporation, incorporated by reference to Exhibit 3.1 to the Registrant’s quarterly report on Form 10-Q for the period ended October 2, 2004, filed November 12, 2004.
3.2	—	Amended and Restated By-laws of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K filed November 10, 2004.

4.1	—	Specimen stock certificate of the Registrant’s Common Stock, incorporated by reference to Exhibit 4.1 to the Registrant’s transition report on Form 10-K, filed on November 26, 2002 (the “November 2002 10-K”).

4.2	—	Rights Agreement, dated May 28, 2002, between the Registrant and EquiServe Trust Company, N.A., as Rights Agent, incorporated by reference to Exhibit 4.1 to the Registrants current report on Form 8-K, filed May 31, 2002.

4.3	—	Form of Rights Certificate, incorporated by reference to Exhibit 4.3 to the Registrant’s current report on Form 8-K, filed May 31, 2002.

10.1	—	Letter Sublease Agreement, dated June 4, 1998, between the Registrant and Picturetel Corporation, together with related documents, incorporated by reference to Exhibit 10.8 to the Registrant’s Annual report on Form 10-K, filed on June 4, 2001.

10.2	—	Manufacturing Services Agreement, dated as of March 1, 2000, between the Registrant and Flextronics International USA, Inc., incorporated by reference to Exhibit 10.6 to the February 2001 10-Q/ A.

10.3	—	2002 Employee Stock Purchase Plan, incorporated by reference to Exhibit 4.1 to the Registrant’s registration statement on Form S-8, No. 333-103587.†

10.4	—	2002 Stock Option Plan for Eligible Executives, incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the three-month period ended June 29, 2002, filed on January 30, 2003 (the “January 2003 10-Q”).†

10.5	—	2001 Equity Incentive Plan, incorporated by reference to Exhibit 4.1 to the Registrant’s registration statement on Form S-8, No. 333-66774.†

10.6	—	1998 Equity Incentive Plan, as amended, incorporated by reference to Exhibit 4.2 to the Registrant’s registration statement on Form S-8, No. 333-103587.†

10.7	—	2004 Equity Incentive Plan, incorporated by reference to Exhibit 4.1 to the Registrant’s registration statement on Form S-8, No. 333-117236.†

10.8	—	Amended and Restated Change-in-Control Severance Benefit Plan for Key Employees, incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K, filed on March 18, 2004.†

10.9	—	Amended and Restated Executive Severance Pay Plan, incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K filed on March 18, 2004.†

10.10	—	Deferral Plan for Directors, incorporated by reference to Exhibit 10.4 to the November 2002 10-K.

10.11	—	2005 Enterasys Performance Incentive Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed on February 9, 2005.†

21.1	—	Subsidiaries of the Registrant.

23.1	—	Consent of Independent Registered Public Accounting Firm.

31.1	—	Certification of Mark Aslett under Section 302 of the Sarbanes-Oxley Act.

31.2	—	Certification of Richard S. Haak, Jr. under Section 302 of the Sarbanes-Oxley Act.

32.1	—	Certification of Mark Aslett under Section 906 of the Sarbanes-Oxley Act.*

32.2	—	Certification of Richard S. Haak, Jr. under Section 906 of the Sarbanes-Oxley Act.*

†	Management contract or compensatory contract, plan, contract or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

*	The certifications under Section 906 are being “furnished” hereunder and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Enterasys Networks, Inc.

By:	/s/ Mark Aslett

Mark Aslett
Chief Executive Officer, President and Director
Date: March 17, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ Mark Aslett Mark Aslett	Chief Executive Officer, President and Director (Principal Executive Officer)	March 17, 2005

/s/ Richard S. Haak, Jr. Richard S. Haak, Jr.	Chief Financial Officer (Principal Financial and Accounting Officer)	March 17, 2005

/s/ William K. O’Brien William K. O’Brien	Executive Chairman and Director	March 17, 2005

/s/ Paul R. Duncan Paul R. Duncan	Director	March 17, 2005

/s/ Michael Gallagher Michael Gallagher	Director	March 17, 2005

/s/ Edwin A. Huston Edwin A. Huston	Director	March 17, 2005

/s/ Ronald T. Maheu Ronald T. Maheu	Director	March 17, 2005

/s/ James K. Sims James K. Sims	Director	March 17, 2005

EXHIBIT INDEX

3.1	—	Restated Certificate of Incorporation of the Registrant, a Delaware corporation, incorporated by reference to Exhibit 3.1 to the Registrant’s quarterly report on Form 10-Q for the period ended October 2, 2004, filed November 12, 2004.

3.2	—	Amended and Restated By-laws of the Registrant, incorporated by reference to Exhibit 3.1 to the Registrant’s current report on Form 8-K filed November 10, 2004.

4.1	—	Specimen stock certificate of the Registrant’s Common Stock, incorporated by reference to Exhibit 4.1 to the Registrant’s transition report on Form 10-K, filed on November 26, 2002 (the “November 2002 10-K”).

4.2	—	Rights Agreement, dated May 28, 2002, between the Registrant and EquiServe Trust Company, N.A., as Rights Agent, incorporated by reference to Exhibit 4.1 to the Registrants current report on Form 8-K, filed May 31, 2002.

4.3	—	Form of Rights Certificate, incorporated by reference to Exhibit 4.3 to the Registrant’s current report on Form 8-K, filed May 31, 2002.

10.1	—	Letter Sublease Agreement, dated June 4, 1998, between the Registrant and Picturetel Corporation, together with related documents, incorporated by reference to Exhibit 10.8 to the Registrant’s Annual report on Form 10-K, filed on June 4, 2001.

10.2	—	Manufacturing Services Agreement, dated as of March 1, 2000, between the Registrant and Flextronics International USA, Inc., incorporated by reference to Exhibit 10.6 to the February 2001 10-Q/A.

10.3	—	2002 Employee Stock Purchase Plan, incorporated by reference to Exhibit 4.1 to the Registrant’s registration statement on Form S-8, No. 333-103587.†

10.4	—	2002 Stock Option Plan for Eligible Executives, incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the three-month period ended June 29, 2002, filed on January 30, 2003 (the “January 2003 10-Q”).†

10.5	—	2001 Equity Incentive Plan, incorporated by reference to Exhibit 4.1 to the Registrant’s registration statement on Form S-8, No. 333-66774.†

10.6	—	1998 Equity Incentive Plan, as amended, incorporated by reference to Exhibit 4.2 to the Registrant’s registration statement on Form S-8, No. 333-103587.†

10.7	—	2004 Equity Incentive Plan, incorporated by reference to Exhibit 4.1 to the Registrant’s registration statement on Form S-8, No. 333-117236.†

10.8	—	Amended and Restated Change-in-Control Severance Benefit Plan for Key Employees, incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K, filed on March 18, 2004.†

10.9	—	Amended and Restated Executive Severance Pay Plan, incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K filed on March 18, 2004.†

10.10	—	Deferral Plan for Directors, incorporated by reference to Exhibit 10.4 to the November 2002 10-K.

10.11	—	2005 Enterasys Performance Incentive Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed on February 9, 2005.†

21.1	—	Subsidiaries of the Registrant.

23.1	—	Consent of Independent Registered Public Accounting Firm.

31.1	—	Certification of Mark Aslett under Section 302 of the Sarbanes-Oxley Act.

31.2	—	Certification of Richard S. Haak, Jr. under Section 302 of the Sarbanes-Oxley Act.

32.1	—	Certification of Mark Aslett under Section 906 of the Sarbanes-Oxley Act.*

32.2	—	Certification of Richard S. Haak, Jr. under Section 906 of the Sarbanes-Oxley Act.*

†	Management contract or compensatory contract, plan, contract or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

*	The certifications under Section 906 are being “furnished” hereunder and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Enterasys Networks, Inc.:
      We have audited the accompanying consolidated balance sheets for Enterasys Networks, Inc. and subsidiaries (the “Company”) as of January 1, 2005 and January 3, 2004, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ equity, and cash flows for the years ended January 1, 2005, January 3, 2004 and December 28, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 1, 2005 and January 3, 2004, and the results of their operations and their cash flows for the years ended January 1, 2005, January 3, 2004 and December 28, 2002, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
Boston, Massachusetts
March 16, 2005

ENTERASYS NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS

	January 1,	January 3,
	2005	2004

	(In thousands, except share
	and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$70,947	$136,801
Marketable securities	48,472	29,851
Accounts receivable, net	29,088	37,541
Inventories	27,200	29,049
Income tax receivable	1,732	595
Insurance receivable	11,008	—
Prepaid expenses and other current assets	18,334	18,497

Total current assets	206,781	252,334
Restricted cash, cash equivalents and marketable securities	5,357	18,693
Long-term marketable securities	30,596	35,803
Investments	388	11,417
Property, plant and equipment, net	27,828	37,881
Goodwill	15,129	15,129
Intangible assets, net	4,234	17,353

Total assets	$290,313	$388,610

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,841	$39,738
Accrued compensation and benefits	23,574	26,832
Other accrued expenses	19,001	24,114
Accrued legal and litigation costs	12,945	8,338
Accrued restructuring charges	9,528	6,407
Deferred revenue	33,136	41,187
Customer advances and billings in excess of revenues	11,341	7,323
Income taxes payable	32,427	44,275

Total current liabilities	170,793	198,214
Long-term deferred revenue	6,214	6,217
Long-term accrued restructuring charges	3,568	4,118

Total liabilities	180,575	208,549
Commitments and contingencies (Note 19)
Stockholders’ equity:
Series F preferred stock, $1.00 par value; 300,000 shares authorized; none outstanding	—	—
Undesignated preferred stock, $1.00 par value; 1,700,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value; 450,000,000 shares authorized; 212,350,461 and 210,805,013 shares issued at January 1, 2005 and January 3, 2004, respectively	2,124	2,108
Additional paid-in capital	1,191,026	1,187,449
Accumulated deficit	(1,061,384)	(990,250)
Treasury stock, at cost; 1,748,861 common shares at January 1, 2005 and January 3, 2004, respectively	(30,119)	(30,119)
Accumulated other comprehensive income	8,091	10,873

Total stockholders’ equity	109,738	180,061

Total liabilities and stockholders’ equity	$290,313	$388,610

See accompanying notes to consolidated financial statements.

ENTERASYS NETWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended

	January 1,	January 3,	December 28,
	2005	2004	2002

	(In thousands, except per share amounts)
Net revenue:
Product	$263,125	$300,119	$346,610
Services	93,754	114,419	138,187

Total net revenue	356,879	414,538	484,797
Cost of revenue:
Product	134,279	159,186	231,359
Services	36,846	46,977	43,643

Total cost of revenue	171,125	206,163	275,002

Gross margin	185,754	208,375	209,795
Operating expenses:
Research and development(a)	73,808	84,029	85,019
Selling, general and administrative	161,961	173,933	234,960
Amortization of intangible assets	4,385	6,503	8,708
Stock-based compensation	—	158	2,644
Shareholder litigation expense	625	15,900	—
Restructuring and other charges	16,635	17,532	31,978
Impairment of intangible assets	8,734	—	—

Total operating expenses	266,148	298,055	363,309

Loss from operations	(80,394)	(89,680)	(153,514)
Interest income, net	3,110	5,132	8,347
Other expense, net	(4,954)	(27,354)	(42,625)

Loss from continuing operations before income taxes	(82,238)	(111,902)	(187,792)
Income tax (benefit) expense	(11,104)	749	(85,247)

Loss from continuing operations	(71,134)	(112,651)	(102,545)
Loss on disposal from discontinued operations (net of tax expense of $0)	—	—	(11,700)

Net loss	(71,134)	(112,651)	(114,245)
Accretive dividend and accretion of discount on preferred shares	—	(2,192)	(12,963)

Net loss available to common shareholders	$(71,134)	$(114,843)	$(127,208)

Basic and diluted loss per common share:
Loss from continuing operations available to common shareholders	$(0.33)	$(0.56)	$(0.57)
Loss on disposal from discontinued operations	—	—	(0.06)

Net loss available to common shareholders	$(0.33)	$(0.56)	$(0.63)

Weighted average number of basic and diluted common shares outstanding	217,594	205,009	201,562

(a)	Excludes non-cash, stock-based compensation expense
See accompanying notes to consolidated financial statements.

ENTERASYS NETWORKS, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS’ EQUITY

			Stockholders’ Equity
	Redeemable
	Convertible
	Preferred Stock		Common Stock							Accumulated
										Other
					Additional		Unearned	Treasury Stock		Comprehensive	Total
		Carrying		Par	Paid-in	Retained	Stock-based			Income	Stockholders’
	Shares	Value	Shares	Value	Capital	Earnings	Compensation	Shares	Cost	(Loss)	Equity

	(In thousands, except number of shares)
Balance at December 29, 2001	90,000	$61,789	202,941,544	$2,029	$1,141,089	$(748,199)	$(2,802)	(3,053,201)	$(64,890)	$2,477	$329,704
Comprehensive loss:
Net loss	—	—	—	—	—	(114,245)	—	—	—	—	(114,245)
Other comprehensive income (loss):
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	—	—	930	930
Effect of foreign currency translation	—	—	—	—	—	—	—	—	—	4,106	4,106

Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	(109,209)
Exercise of options and warrants for shares of common stock	—	—	1,333,995	13	3,833	—	—	—	—	—	3,846
Tax adjustment for options exercised	—	—	—	—	30,266	—	—	—	—	—	30,266
Issuance of shares under employee share purchase plan	—	—	665,189	7	813	—	—	—	—	—	820
Adjustment to Riverstone stock derivative	—	20,048	—	—	—	—	—	—	—	—	—
Accretion of preferred stock discount and dividend	—	12,963	—	—	—	(12,963)	—	—	—	—	(12,963)
Expiration of put options	—	—	—	—	842	—	—	—	—	—	842
Amortization of unearned stock-based compensation	—	—	—	—	—	—	2,644	—	—	—	2,644

Balance at December 28, 2002	90,000	$94,800	204,940,728	$2,049	$1,176,843	$(875,407)	$(158)	(3,053,201)	$(64,890)	$7,513	$245,950

Comprehensive loss:
Net loss	—	—	—	—	—	(112,651)	—	—	—	—	(112,651)
Other comprehensive income (loss):
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	—	—	(1,676)	(1,676)
Effect of foreign currency translation	—	—	—	—	—	—	—	—	—	5,036	5,036

Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	(109,291)
Exercise of options and warrants for shares of common stock	—	—	4,693,445	47	10,940	—	—	—	—	—	10,987
Issuance of shares under employee share purchase plan	—	—	1,170,840	12	1,437	—	—	—	—	—	1,449
Adjustment to Riverstone stock derivative	—	(178)	—	—	—	—	—	—	—	—	—
Accretion of preferred stock discount and dividend	—	2,192	—	—	—	(2,192)	—	—	—	—	(2,192)
Redemption of preferred stock	(90,000)	(96,814)	—	—	—	—	—	—	—	—	—
Treasury stock issued for litigation settlement	—	—	—	—	(34,771)	—	—	1,304,340	34,771	—	—
Litigation settlement	—	—	—	—	33,000	—	—	—	—	—	33,000
Amortization of unearned stock-based compensation	—	—	—	—	—	—	158	—	—	—	158

Balance at January 3, 2004	—	$—	210,805,013	$2,108	$1,187,449	$(990,250)	$—	(1,748,861)	$(30,119)	$10,873	$180,061

Comprehensive loss:
Net loss	—	—	—	—	—	(71,134)	—	—	—	—	(71,134)
Other comprehensive income (loss):
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	—	—	(900)	(900)
Effect of foreign currency translation	—	—	—	—	—	—	—	—	—	(1,882)	(1,882)

Total comprehensive loss	—	—	—	—	—	—	—	—	—		(73,916)
Exercise of options for shares of common stock	—	—	840,745	9	1,871	—	—	—	—	—	1,880
Issuance of shares under employee share purchase plan	—	—	716,094	7	1,706	—	—	—	—	—	1,713
Other	—	—	(11,391)	—	—	—	—	—	—	—	—

Balance at January 1, 2005	—	$—	212,350,461	$2,124	$1,191,026	$(1,061,384)	$—	(1,748,861)	$(30,119)	$8,091	$109,738

See accompanying notes to consolidated financial statements.

ENTERASYS NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended

	January 1,	January 3,	December 28,
	2005	2004	2002

	(In thousands)
Cash flows from operating activities:
Net loss	$(71,134)	$(112,651)	$(114,245)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss from discontinued operations	—	—	11,700
Depreciation and amortization	22,851	31,257	42,833
Provision for (recoveries) losses on accounts receivable	(3,444)	(7,852)	1,630
Provision for inventory write-downs	13,816	12,246	17,885
Recovery of note receivable	—	(2,450)	(2,500)
Impairment of intangible assets and property, plant and equipment	9,188	—	—
Stock-based compensation	—	158	2,644
Net realized gain on sale of securities	(7)	(838)	(1,121)
Loss on minority investments	8,698	27,775	22,119
Unrealized (gain) loss on Riverstone stock derivative	—	(178)	20,048
Unrealized (gain) loss on foreign currency transactions	(1,403)	5,644	2,937
Common stock commitment relating to shareholder litigation	—	33,000	—
Non-cash tax benefit	(12,049)	—	—
Other, net	(1,048)	—	—
Changes in operating assets and liabilities:
Accounts receivable	11,962	14,117	24,385
Inventories	(11,507)	5,145	55,777
Prepaid expenses and other assets	(11,172)	3,208	4,676
Accounts payable and accrued expenses	(12,948)	(23,130)	(34,422)
Customer advances and billings in excess of revenues	4,018	(75)	(48,717)
Deferred revenue	(8,489)	(10,343)	(21,394)
Income taxes receivable, net	(450)	30,400	7,458

Net cash (used in) provided by operating activities	(63,118)	5,433	(8,307)

Cash flows from investing activities:
Capital expenditures and purchases of intangible assets	(8,783)	(18,589)	(24,608)
Purchase of investments	(1,652)	(1,750)	(1,677)
Proceeds from sales of investments	3,583	1,923	4,107
Proceeds from sale of fixed assets	—	1,250	—
Proceeds from Aprisma settlement	1,048	—	—
Purchase of marketable securities	(48,593)	(67,628)	(142,151)
Maturities of marketable securities	34,701	159,281	143,685
Release of restricted cash	13,336	—	—

Net cash (used in) provided by investing activities	(6,360)	74,487	(20,644)

Cash flows from financing activities:
Proceeds from common stock issued pursuant to employee stock purchase plans	1,713	1,449	820
Cash flows related to discontinued operations	—	—	29,509
Proceeds from notes receivable	—	4,950	15,000
Net payments for redemption of preferred stock	—	(96,814)	—
Proceeds from exercise of stock options	1,880	10,987	3,846

Net cash provided by (used in) financing activities	3,593	(79,428)	49,175

Effect of exchange rate changes on cash	31	116	1,169

Net (decrease) increase in cash and cash equivalents	(65,854)	608	21,393
Cash and cash equivalents at beginning of year	136,801	136,193	114,800

Cash and cash equivalents at end of year	$70,947	$136,801	$136,193

Supplemental disclosures of cash flow information:
Cash (paid) refunds received for income taxes, net	$(2,364)	$34,602	$96,656
Non-cash transactions:
Accretive dividend and accretion of discount on preferred shares	$—	$2,192	$12,963
See accompanying notes to consolidated financial statements.

ENTERASYS NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business Operations
      Enterasys Networks, Inc. and its subsidiaries (the “Company”) design, develop, market, and support comprehensive network solutions architected to address the network communication, management and security requirements facing global enterprises. The Company believes its solutions offer customers the secure, high-capacity, cost-effective, network connectivity required to facilitate the exchange of information among employees, customers, suppliers, business partners and other network users. The Company is focused on delivering networking solutions that include security features within the network architecture. The Company believes its solutions enable customers to meet their network software requirements for continuity, context, control, compliance and consolidation through an architecture and management interface designed for ease of use. The Company’s installed base of customers consists of commercial enterprises; governmental entities; healthcare, financial, educational and non-profit institutions; and various other organizations.
      The Company does not have internal manufacturing capabilities. It outsources substantially all of its manufacturing to two companies, Flextronics International USA, Inc. (“Flextronics”) and Accton Technology Corporation (“Accton”), which procure material on the Company’s behalf and provide comprehensive manufacturing services, including assembly, test and quality control. Flextronics, which accounted for approximately 51% of the Company’s outsourced manufacturing during fiscal year 2004, manufactures the Company’s products primarily in Cork, Ireland as well as Guadalajara, Mexico. Accton, which accounted for 25% of the Company’s outsourced manufacturing during fiscal year 2004, manufactures the Company’s products in Taiwan.

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

ENTERASYS NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition
      The Company’s revenue is comprised of product revenue, which includes revenue from sales of its switches, routers, and other network equipment and software, and services revenue, which includes maintenance, installation, system integration services and the Company’s Smart Source managed network offering. The Company’s revenue recognition policy follows SEC Staff Accounting Bulletin (“SAB”) No. 104 “Revenue Recognition”, Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition,” as amended by SOP No. 98-9, “Modification of SOP No. 97-2, Software Recognition, With Respect to Certain Transactions,” and Emerging Issues Task Force (“EITF”) No. 00-21 “Revenue Arrangements with Multiple Deliverables.” The Company generally recognizes product revenue from its end-user and reseller customers at the time of shipment, provided that persuasive evidence of an arrangement exists, the price is fixed or determinable and collectibility of sales proceeds is reasonably assured. When significant obligations remain after products are delivered, such as for system integration or customer acceptance, revenue and related costs are deferred until such obligations are fulfilled. Software and equipment revenue is deferred in instances when vendor specific objective evidence, or VSOE, of fair value of undelivered elements is not determinable. Revenue from service obligations under maintenance contracts is deferred and recognized on a straight-line basis over the contractual period, which is typically twelve months. Revenue from installation and system integration services is recognized as the services have been performed. The Company recognizes revenue from its Smart Source managed network offering based on actual port usage per month.
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

Cash and Cash Equivalents
      Cash and cash equivalents consist of all highly liquid investments with a maturity at date of purchase of 90 days or less. Cash and cash equivalents are carried at cost, which approximates fair value.

Marketable Securities
      The Company invests excess cash in marketable securities consisting primarily of U.S. Government securities and corporate notes with maturities of no greater than three years. The Company also invests in auction rate securities which are classified as short-term marketable securities. These securities have long-term underlying maturities, however, the market is highly liquid and the interest rates reset every 7, 28 or 35 days. The Company’s intent is not to hold these securities to maturity, but rather to use the interest rate reset feature to sell securities to provide liquidity as needed.
      Securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are recorded at cost with corresponding premiums or discounts amortized over the life of the security to interest income.
      Available-for-sale securities are recorded at fair value. Unrealized gains and losses on available-for-sale securities are reported in accumulated other comprehensive income (loss)

ENTERASYS NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
until realized. The estimated market values of investments are based on quoted market prices as of the end of the reporting period.
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

Fair Value of Financial Instruments and Concentration of Credit Risk
      Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash equivalents, marketable securities, long-term investments, notes and accounts receivable. The Company seeks to reduce credit risk on financial instruments by investing in high credit quality issuers and, by policy, limiting the amount of credit exposure to any one issuer or fund. Exposure to customer credit risk is controlled through credit approvals, credit limits, continuous monitoring procedures and establishment of an allowance for doubtful accounts when deemed necessary.
      The carrying amounts of cash, cash equivalents, trade receivables, accounts payable and accrued expenses approximate the fair value because of the short term maturity of these financial instruments.
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
      No customer accounted for more than 10% of the Company’s net accounts receivable balance at January 1, 2005. At January 3, 2004, one customer accounted for approximately 15% of the Company’s net accounts receivable balance.
      During fiscal year 2004, two distributors accounted for approximately 28% and 15% of net revenue, respectively; for fiscal year 2003, two distributors accounted for approximately 26% and 11% of net revenue, respectively; and for fiscal year 2002, two distributors accounted for approximately 26% and 14% of net revenue, respectively. No single direct sales customer accounted for more than 10% of the Company’s net revenue in any of the periods presented. The Company’s ten largest customers, which include distributors, represented in the aggregate, approximately 66% of the Company’s net revenue for the fiscal year ended January 1, 2005, 59% of net revenue for the fiscal year ended January 3, 2004 and 62% of net revenue for the fiscal year ended December 28, 2002.
      During fiscal years 2004, 2003, and 2002, the U.S. federal government and its various agencies accounted for approximately 8%, 8% and 11% of total net revenue, respectively. The Company’s sales to the U.S. federal government are distributed across a wide variety of government agencies; therefore, the Company does not believe its revenue would be materially impacted by fluctuations in federal government spending by any one agency.

Inventories
      Inventories are reported at the lower of cost or market. Costs are determined at standard, which approximates actual cost on a first-in, first-out (“FIFO”) method. The Company records a provision for

ENTERASYS NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
excess and obsolete raw materials and finished goods inventory using a reserve methodology based primarily on forecasts of future demand. Finished goods inventory includes customer evaluation units as well as products shipped to stocking distributors where revenue is not recognized until the products are shipped to their customers. Service spares represent inventory used by the Company as replacement parts for customers covered by service contracts. The Company periodically adjusts service spares inventory cost to net realizable value based upon a review of estimated service lives, as well as periodically adjust reserves for service parts in excess of usage estimates.

Property, Plant and Equipment
      Property, plant and equipment are reported at cost. Depreciation is provided on a straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the lives of the related assets or the term of the lease. Repairs and maintenance costs are expensed as incurred.

Goodwill
      Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Standards (“SFAS”) No. 142, goodwill is subject to an annual impairment test using a fair-value-based approach. The Company has designated the end of the third quarter of each fiscal year as the date of the annual impairment test. In assessing the fair value of goodwill, the Company uses the quoted market price of its common stock to determine fair value since the entire Company is considered to be one reporting unit. At January 1, 2005, the carrying value of goodwill on the Company’s balance sheet was $15.1 million. Based on its annual impairment test, the Company did not record an impairment charge during fiscal year 2004.

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

Derivatives
      The Company accounts for derivatives in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” and recognizes derivatives on the balance sheet at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Company had no foreign exchange or option contracts outstanding at January 1, 2005 and January 3, 2004.

ENTERASYS NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive Income
      The Company presents comprehensive income (loss) in its consolidated statement of redeemable convertible preferred stock and stockholders’ equity. Accumulated other comprehensive income, as of January 1, 2005, consisted of foreign currency translation adjustment of $8.1 million. Accumulated other comprehensive income, as of January 3, 2004, consisted of unrealized gains on available-for-sale securities of $0.9 million and foreign currency translation adjustments of $10.0 million.

Investments
      Investments in which the Company’s interest is less than 20% and which are not classified as marketable securities are carried at the lower of cost or net realizable value unless it is determined that the Company exercises significant influence over the investee company, in which case the equity method of accounting is used. The Company had no investments accounted for under the equity method for the three years ended January 1, 2005.
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
      The Company reviews investments for potential impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Many factors are considered in assessing potential impairments. Such events or factors include declines in the investees’ stock price in new rounds of financing, market capitalization relative to book value, deteriorating financial condition or results of operations and bankruptcy or insolvency. From time to time, the Company may engage third party experts to estimate the recoverable value of investments management may consider selling. Appropriate reductions in carrying value are recognized in other expense, net in the consolidated statements of operations.

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

Advertising Costs
      Advertising expenditures are charged to expense as incurred. Advertising expenses for the years ended January 1, 2005, January 3, 2004 and December 28, 2002 were not material to the Consolidated Statements of Operations.

ENTERASYS NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation Plans
      At January 1, 2005, the Company had 5 stock-based employee compensation plans, which are described more fully in Note 18. The Company accounts for those plans using the intrinsic method under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Disclosure,” to stock-based employee compensation:

	Year Ended

	January 1, 2005	January 3, 2004	December 28, 2002

	(In thousands, except per share amounts)
Net loss available to common shareholders, as reported	$(71,134)	$(114,843)	$(127,208)
Add: Stock compensation charge recorded in net loss determined under the intrinsic value method	—	158	2,644
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for the employee stock option awards and the employee stock purchase plans	(14,772)	(21,573)	(25,704)

Pro forma net loss available to common shareholders	$(85,906)	$(136,258)	$(150,268)

Basic and diluted loss per share:
As reported	$(0.33)	$(0.56)	$(0.63)
Pro forma	$(0.39)	$(0.66)	$(0.75)
      The fair value of each Company option grant was estimated on the date of grant using the Black-Scholes option pricing model, with the following weighted-average assumptions used for grants for the three years ended January 1, 2005:

	Year Ended

	January 1, 2005	January 3, 2004	December 28, 2002

Employee stock options:
Risk-free interest rate	3.23%	2.90%	2.79%
Expected option life	4.42 years	5.61 years	5.40 years
Expected volatility	112.0%	111.93%	113.28%
Expected dividend yield	0.0%	0.0%	0.0%
Fair value of options granted	$2.08	$3.09	$0.97
Employee stock purchase plan shares:
Risk-free interest rate	2.11%	0.98%	1.23%
Expected option life	6 months	6 months	11 months
Expected volatility	72.58%	82.36%	98.11%
Expected dividend yield	0.0%	0.0%	0.0%
Fair value of plan shares	$0.97	$1.04	$1.05

ENTERASYS NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

ENTERASYS NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
will result. If the actual cost is less than the estimated cost, a reduction to restructuring charges will be recognized.

New Accounting Pronouncements
      In March 2004, the FASB issued EITF No. 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments which provides additional guidance on how companies, carrying debt and equity securities at amounts higher than the securities fair values, evaluate whether to record a loss on impairment. In addition, EITF No. 03-1 provides guidance on additional disclosures required about unrealized losses. The impairment accounting guidance is effective for reporting periods beginning after June 15, 2004 and the disclosure requirements are effective for annual reporting periods ending after June 15, 2004. On September 30, 2004, the FASB approved the issuance of FASB Staff Position EITF No. 03-1-1, which delays the effective date for the application of the recognition and measurement provisions of EITF No. 03-1 to investments in securities that are impaired. Certain disclosure provisions in EITF No. 03-1 were effective for fiscal years ended after December 15, 2003 and other disclosure provisions are effective for annual reporting periods after June 15, 2004. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.
      In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123(R) requires that compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. This statement is effective beginning with the Company’s third quarter of fiscal year 2005. The Company is currently evaluating the requirements of SFAS 123(R) and has not yet fully determined the impact on its consolidated financial statements. The stock-based employee compensation expense presented in the Company’s pro forma financial results required to be disclosed under the current SFAS 123 was $14.8 million, $21.6 million and $25.7 million for fiscal years 2004, 2003 and 2002, respectively.
      In December 2004, the FASB issued FASB Staff Position (“FSP”) No. 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. The American Jobs Creation Act of 2004 (“AJCA”) introduces a special 9% tax deduction on qualified production activities. FSP 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with SFAS No. 109.
      In December 2004, the FASB issued FSP No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. The AJCA introduces a limited time 85% dividends receives deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP 109-2 provides accounting and disclosure guidance for the repatriation provision. The Company plans no change to its intention to permanently reinvest the undistributed earnings of its foreign subsidiaries. The Company does not expect the enactment of the AJCA to have a material impact on its consolidated financial position, results of operations or cash flows.

ENTERASYS NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Marketable Securities
      Marketable securities are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

		(In thousands)
January 1, 2005
Held-to-Maturity Securities
U.S. government and agency obligations	$24,747	$—	$(115)	$24,632
U.S. corporate obligations	35,027	18	(184)	34,861
State, municipal and county government notes and bonds	5,844	6	(6)	5,844

Total held-to-maturity marketable securities	$65,618	$24	$(305)	$65,337

Amounts included in short-term marketable securities	$35,022	$17	$(105)	$34,934
Amounts included in long-term marketable securities	30,596	7	(200)	30,403

Total held-to-maturity marketable securities	$65,618	$24	$(305)	$65,337

Available-for-Sale Securities
U.S. government and agency obligations	$4,790	$—	$(37)	$4,753
Auction rate securities	13,450	—	—	13,450

Total available-for-sale marketable securities	$18,240	$—	$(37)	$18,203

Amounts included in short-term marketable securities	$13,450	$—	$—	$13,450
Amounts included in restricted cash, cash equivalents and marketable securities	4,790	—	(37)	4,753

Total available-for-sale marketable securities	$18,240	$—	$(37)	$18,203

January 3, 2004
Available-for-Sale Securities
U.S. government and agency obligations	$81,561	$444	$(14)	$81,991
U.S. corporate obligations	20,597	153	(4)	20,746
Asset-backed securities	1,009	10	—	1,019
State, municipal and county government notes and bonds	9,826	143	—	9,969
Repurchase agreements	12,425	—	—	12,425
Corporate equity securities	318	132	—	450

Total available-for-sale marketable securities	$125,736	$882	$(18)	$126,600

Amounts included in cash and cash equivalents	$49,423	$—	$—	$49,423
Amounts included in short-term marketable securities	29,471	380	—	29,851
Amounts included in long-term marketable securities	35,373	447	(17)	35,803
Amounts included in restricted cash, cash equivalents and marketable securities	11,469	55	(1)	11,523

Total available-for-sale marketable securities	$125,736	$882	$(18)	$126,600

ENTERASYS NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The contractual maturities of debt securities at January 1, 2005 were as follows. Actual maturities may differ from contractual maturities because some borrowers have the right to call or prepay obligations.

	Held-to-Maturity		Available-for-Sale

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

		(In thousands)
Less than one year	$35,022	$34,934	$17,240	$17,213
Due in 1-3 years	30,596	30,403	1,000	990

Total	$65,618	$65,337	$18,240	$18,203

      The unrealized losses on the Company’s marketable securities in U.S. government and agency obligations and U.S. corporate obligations were caused by interest rate increases that have occurred within the last twelve months. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost of the investment. Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at January 1, 2005.

4.	Restricted Cash, Cash Equivalents and Marketable Securities
      At January 1, 2005, the Company had restricted cash, cash equivalents and marketable securities of $5.4 million, which included $4.8 million of marketable securities. At January 3, 2004, the Company had restricted cash, cash equivalents and marketable securities of $18.7 million, which included $11.5 million of marketable securities. Pledged assets at January 1, 2005 included $4.8 million to secure a real estate lease associated with the sale of a discontinued operation. The underlying obligation decreases $1.0 million each year beginning in 2009 and terminates in 2012. See Note 19 for further discussion of the underlying obligation. The remaining balance of restricted cash, cash equivalents and marketable securities is primarily collateral for operations-related performance obligations that are required by various parties since the Company does not have an existing credit facility.

5.	Accounts Receivable
      Accounts receivable were as follows:

	January 1,	January 3,
	2005	2004

	(In thousands)
Gross accounts receivable	$29,641	$40,938
Allowance for doubtful accounts	(553)	(3,397)

Accounts receivable, net	$29,088	$37,541

      The Company defers revenue on product shipments to certain stocking distributors until those distributors have sold the product to their customer. At January 1, 2005 and January 3, 2004, $19.7 million and $19.1 million, respectively, of product shipments had been billed and revenue has not been recognized, of which $10.0 million and $6.2 million, respectively, was paid and is included in customer advances and billings in excess of revenues. The balance of $9.7 million and $12.9 million, respectively, was unpaid and recorded as an offset to accounts receivable.

ENTERASYS NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Notes Receivable
      A note receivable and credit agreement were entered into in connection with the sale of the Company’s Digital Network Products Group division during fiscal year 2001. Commencing on May 31, 2002 through February 28, 2006, principal amounts of the note receivable are due in quarterly installments of approximately $1.9 million. The buyer has the ability under certain circumstances to defer principal payments when due, potentially extending the final maturity of the note to February 28, 2010. All scheduled payments to date have been deferred. Interest accrues and is due quarterly at a rate of 4.0% per annum. At January 1, 2005 and January 3, 2004, the Company had a valuation allowance for the total amount of the note receivable of $30.0 million due to significant uncertainty regarding the likelihood that the Company will receive payments under the note.
      In addition, as part of the sale the Company entered into a credit agreement for up to $10.0 million with the buyer. Interest under the credit agreement accrues at a rate of 6.5% per annum. The Company recorded a valuation allowance of $6.1 million in transition year 2001 on the balance of the credit agreement due to significant uncertainty regarding the likelihood that the Company would receive the balance remaining. The Company has subsequently received principal payments of $5.0 million. The remaining principal payments of $1.2 million on the credit agreement were outstanding at January 1, 2005.
      Given the significant uncertainty regarding collection of these notes receivable, no interest income has been accrued. Instead, the Company records interest income on these obligations when the Company is paid. The Company is currently engaged in legal proceedings against the buyer to recover the remaining outstanding balances.

7.	Inventories
      Inventories consisted of the following:

	January 1,	January 3,
	2005	2004

	(In thousands)
Raw materials	$1,690	$4,170
Service spares	2,520	2,184
Finished goods(1)	22,990	22,695

Inventories	$27,200	$29,049

(1)	The Company defers revenue on product shipments to certain stocking distributors until those distributors have sold the product to their customer and certain resellers and stocking distributors until cash payment has been received. At January 1, 2005 and January 3, 2004, $6.6 million and $8.7 million, respectively, of inventory related to this deferred revenue was recorded in finished goods.

ENTERASYS NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Property, Plant and Equipment, Net
      Property, plant and equipment, net, consisted of the following:

	January 1,	January 3,	Estimated
	2005	2004	Useful Life

	(In thousands)
Land and improvements	$1,045	$1,045	15 years
Buildings and improvements	14,361	14,396	15-40 years
Equipment	63,112	119,620	1.5-7 years
Furniture and fixtures	2,430	6,018	5 years
Software	28,178	24,939	3 years
Leasehold improvements	4,676	7,879	5 years

Total property, plant and equipment	113,802	173,897
Less accumulated depreciation and amortization	(85,974)	(136,016)

Total property, plant and equipment, net	$27,828	$37,881

      For fiscal years 2004, 2003, and 2002, depreciation and amortization expense was $18.5 million, $24.8 million, and $34.1 million, respectively.
      During the third quarter of fiscal year 2004, the Company recorded an impairment charge of $0.4 million relating to the write-down of leasehold improvements in conjunction with the exit of a research facility.

9.	Intangible Assets, Net
      The Company acquired certain fixed assets and intellectual property from Tenor Networks in fiscal year 2003. The Company allocated the purchase price between the fixed assets and intellectual property acquired. The amount allocated to the patents and technology intangibles was $2.1 million, and this amount will be amortized over the estimated useful life of the intangibles, or three years.
      During the first quarter of fiscal year 2004, the Company recorded an impairment charge of $8.7 million relating to the write-down of patents and technology intangible assets recorded in connection with the Company’s fiscal year 2001 acquisition of Indus River Networks. In conjunction with the Company’s first quarter restructuring plan, the Company decided to curtail certain development efforts which reduced forecasted demand on future products that would have used this technology. As a result, the intangible assets fair value was determined to be zero based on a discounted cash flows analysis.
      Identifiable intangible assets at January 1, 2005 consisted of the following:

	Gross		Net Carrying
	Carrying	Accumulated	Value of	Estimated
	Amount	Amortization	Intangible Assets	Useful Life

	(In thousands)
Customer relations	$28,600	$25,265	$3,335	8 years
Patents and technology	2,092	1,193	899	3 years

Total identifiable intangible assets	$30,692	$26,458	$4,234

ENTERASYS NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Identifiable intangible assets at January 3, 2004 consisted of the following:

	Gross		Net Carrying
	Carrying	Accumulated	Value of	Estimated
	Amount	Amortization	Intangible Assets	Useful Life

	(In thousands)
Customer relations	$28,600	$22,246	$6,354	8 years
Patents and technology	34,300	23,301	10,999	3-10 years

Total identifiable intangible assets	$62,900	$45,547	$17,353

      All of the Company’s identifiable intangible assets are subject to amortization. Total amortization was $4.4 million for fiscal year 2004, $6.5 million for fiscal year 2003 and $8.7 million for fiscal year 2002. Based on intangible assets recorded at January 1, 2005, the estimated amortization expense is $3.7 million for fiscal year 2005 and $0.5 million for fiscal year 2006.

10.	Other Accrued Expenses
      Other accrued expenses consisted of the following:

	January 1, 2005	January 3, 2004

	(In thousands)
Accrued audit and Sarbanes-Oxley Section 404 cost	$3,194	$2,285
Accrued marketing and selling costs	4,459	7,180
Accrued IT and engineering	1,236	1,701
Accrued sales tax and VAT expense	1,760	4,462
Accrued utilities	789	822
Other	7,563	7,664

Total other accrued expenses	$19,001	$24,114

11.	Income Taxes
      Loss from continuing operations before income taxes was summarized as follows:

	Year Ended

	January 1, 2005	January 3, 2004	December 28, 2002

		(In thousands)
Total U.S. domestic loss	$(65,924)	$(52,839)	$(152,686)
Total foreign loss	(16,314)	(59,063)	(35,106)

Total loss before income taxes	$(82,238)	$(111,902)	$(187,792)

ENTERASYS NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The provision (benefit) for income taxes consisted of the following items:

	Year Ended

	January 1, 2005	January 3, 2004	December 28, 2002

		(In thousands)
Current:
Federal	$(12,403)	$(4,487)	$(90,127)
State	325	625	650
Foreign	974	4,611	4,230

Total current	(11,104)	749	(85,247)

Deferred:
Federal	—	—	(237)
State	—	—	—
Foreign	—	—	237

Total deferred	—	—	—

Total income tax expense (benefit)	$(11,104)	$749	$(85,247)

      The differences between the U.S. statutory federal tax rate and the Company’s effective tax expense (benefit) rate for continuing operations were as follows:

	Year Ended

	January 1, 2005	January 3, 2004	December 28, 2002

Statutory federal income tax (benefit) rate	(35.0)%	(35.0)%	(35.0)%
State income tax, net of federal tax benefit	0.4	0.4	0.2
Research and experimentation credit	(3.2)	(3.3)	(1.7)
Rate differential on foreign operations	6.0	4.7	6.8
Unbenefited losses/change in valuation allowance	34.1	34.7	(31.0)
Change in estimate for tax contingencies	(15.4)	(0.9)	10.9
Other	(0.4)	0.1	4.4

Effective tax expense (benefit) rate	(13.5)%	0.7%	(45.4)%

ENTERASYS NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities were as follows:

	January 1, 2005	January 3, 2004

	(In thousands)
Deferred tax assets:
Accounts receivable	$2,086	$1,572
Inventories	9,549	12,451
Deferred revenue	2,651	1,849
Property, plant and equipment	4,112	4,331
Other reserves and accruals	56,264	38,709
Acquired intangible assets	149,036	148,796
Domestic net operating loss and credit carryforwards	163,725	141,360
Foreign net operating loss carryforwards	43,043	39,687

Gross deferred tax assets	430,466	388,755
Valuation allowance	(430,466)	(388,755)

Total deferred tax assets	$—	$—

      We recorded a net income tax benefit of $11.1 million in the fiscal year 2004. Based on IRS guidance issued at the end of our first quarter of fiscal year 2004, we filed documentation with the IRS shortly following the end of the second quarter of fiscal year 2004 enabling us to recognize a reduction in accrued tax liabilities of $12.0 million during fiscal year 2004.
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
      At January 1, 2005, the Company had domestic net operating loss (“NOL”) carryforwards for tax purposes of $370.2 million expiring in fiscal years 2006 through 2024. Approximately $53.3 million of this NOL is attributable to the pre-acquisition periods of acquired subsidiaries. The utilization of these acquired NOLs is limited pursuant to Internal Revenue Code (“IRC”) Section 382 as a result of these prior ownership changes. In addition, the Company has $17.9 million of U.S. income tax credit carryforwards as of January 1, 2005, which expire in fiscal years 2019 through 2024. The future utilization of the Company’s losses and credits may be limited in the event of an ownership change under IRC Section 382.
      The net change in the total valuation allowance for fiscal years 2004 and 2003 was an increase of $41.7 and $30.3 million, respectively. Subsequently recognized tax benefits relating to valuation allowances for deferred tax assets (if any) will be allocated as follows: $20.4 million to additional paid-in capital which is attributable to the exercise of employee stock options, $5.2 million to goodwill, and $404.9 million to the consolidated statement of operations.
      The calculation of our tax liabilities includes addressing uncertainties in the application of complex tax regulations in a multitude of jurisdictions. The company recognizes liabilities for anticipated tax audit

ENTERASYS NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
issues in the U.S. and other tax jurisdictions based on estimates of whether, and to the extent to which, additional taxes would be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period in which it is determined that the liabilities are no longer necessary. If the estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result. Uncertainties are recorded in accordance with SFAS No. 5, Accounting for Contingencies.
      The Company is currently being audited by U.S. and foreign tax authorities. The various on-going audits have not yet progressed to the point at which the Company might project the ultimate effect on the Company’s financial results. The Company believes its accrued tax reserves are sufficient to minimize the impact of the ultimate settlement of all current and future tax audits on the consolidated statement of operations.
      During fiscal years 2003 and 2002, the Company received a refund of $3.6 million and made a payment of $12.2 million, respectively, related to settlements of federal income tax audits covering tax years through fiscal year 1998.
      On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act” or “AJCA”). The AJCA includes tax provisions allowing for an 85% dividends received deduction for U.S. companies that repatriate certain foreign earnings within a specific time frame. The Company has assessed the applicability of the Act, and determined that its policy of permanent reinvestment of its foreign earnings will continue unchanged.
      The Company has permanently reinvested earnings of its foreign subsidiaries and therefore, has not provided for U.S. income taxes that could result from the remittance of such earnings. The unremitted earnings at January 1, 2005 and January 3, 2004, amounted to approximately $176.3 million and $155.6 million, respectively. Furthermore, taxes paid to foreign governments on those earnings may be used, in whole or in part, as credits against U.S. tax on any dividends distributed from such earnings. It is not practicable to estimate the amount of unrecognized deferred U.S. taxes on these undistributed earnings.

12.	Restructuring and Other Charges
      The components of restructuring and other charges were as follows:

	Year Ended

	January 1, 2005	January 3, 2004	December 28, 2002

		(In thousands)
Fixed assets	$454	$—	$129
Severance benefits	14,074	14,704	25,974
Facility exit costs	2,107	2,828	6,079
Reversal of prior year charge	—	—	(204)

Total restructuring and other charges	$16,635	$17,532	$31,978

      In the last several years, the Company has implemented a number of cost reduction initiatives designed to improve gross margins and reduce fixed operating costs. The Company recorded restructuring and other charges of $16.6 million related to workforce reductions and facility closings in fiscal year 2004. In connection with the workforce reductions, the Company recorded employee severance related costs of $14.1 million for approximately 400 individuals. The workforce reductions during fiscal year 2004 were taken in conjunction with a plan to align the cost structure of the Company’s business with its Secure Networks strategy and involved most functions within the Company. Additionally, the Company exited

ENTERASYS NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
seven facilities, which included two research facilities, and five regional sales offices and recorded facility exit costs of $2.1 million and asset impairment charges of $0.4 million during fiscal year 2004.
      The Company recorded restructuring charges of $17.5 million in fiscal year 2003, which included $14.7 million in employee severance related costs for approximately 405 individuals, plus $2.8 million in facility exit costs primarily as a result of consolidation of a North American distribution center into an owned facility with excess space. The workforce reductions were the result of an evaluation of the Company’s workforce and the skill levels necessary to satisfy expected future requirements of the business and involved most functions within the Company.
      During fiscal year 2002, the Company recorded a restructuring charge of $32.0 million which consisted of exit costs of $6.2 million related to the closure or reduction in size of nine facilities and employee severance costs of $25.8 million. The employee severance costs were associated with the reduction of approximately 730 individuals or 32% of the Company’s global workforce from the end of the prior year. The reduction in the global workforce involved most functions within the Company.
      The activity for accrued restructuring costs for the three years ended January 1, 2005 was as follows:

	Accrued Restructuring Charges

	Severance	Facility Exit
	Benefits	Costs	Total

	(In thousands)
Balance, December 29, 2001	$3,952	$2,230	$6,182
Second quarter charges	20,239	—	20,239
Third quarter charges	5,646	5,089	10,735
Fourth quarter charges	89	1,120	1,209
Cash payments	(27,534)	(2,945)	(30,479)
Reclassification	(572)	572	—
Reversal of prior year charge	(204)	—	(204)

Balance, December 28, 2002	1,616	6,066	7,682
Second quarter charges	7,431	772	8,203
Third quarter charges	6,282	2,056	8,338
Fourth quarter charges	990	—	990
Cash payments	(12,477)	(2,211)	(14,688)

Balance, January 3, 2004	3,842	6,683	10,525
First quarter charges	3,800	685	4,485
Second quarter charges	1,173	235	1,408
Third quarter charges(1)	4,231	1,187	5,418
Fourth quarter charges	4,870	—	4,870
Cash payments	(10,168)	(3,442)	(13,610)

Balance, January 1, 2005	$7,748	$5,348	$13,096

(1)	Excludes asset impairment charges of $454.
      The remaining accrued severance costs of $7.8 million as of January 1, 2005 will be paid out during fiscal year 2005; and the remaining accrued exit costs of $5.3 million, which consisted of long-term lease commitments, will be paid out as follows: $1.8 million in fiscal year 2005, $1.5 million in fiscal year 2006,

ENTERASYS NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$0.7 million in fiscal year 2007, $0.4 million in fiscal year 2008, $0.4 million in fiscal year 2009, and $0.5 million thereafter.

13.	Other Expense, Net
      The components of other expense, net, were as follows:

	Year Ended

	January 1, 2005	January 3, 2004	December 28, 2002

		(In thousands)
Loss on minority investments	$(8,698)	$(27,775)	$(22,119)
Unrealized gain (loss) on Riverstone stock derivative	—	178	(20,048)
Net realized gain on sale of marketable securities	7	838	1,121
Recovery of note receivable	—	2,450	2,500
Foreign currency gain (loss)	1,727	(4,119)	(2,711)
Gain on legal settlement	1,048	—	—
Other, net	962	1,074	(1,368)

Total other expense, net	$(4,954)	$(27,354)	$(42,625)

      A portion of the Company’s Series D and E convertible preferred stock redemption liability was offset by the value of 1.3 million shares of Riverstone stock received by the holders of the Series D and E redeemable convertible preferred stock in connection with the Company’s spin-off of its Riverstone subsidiary in August 2001. This offset created a derivative instrument as the Company’s liability was related to the Riverstone stock price. The value of the Riverstone shares increased by $0.2 million during the fiscal year 2003 and decreased by $20.0 million in fiscal year 2002. The changes in the redemption liability were recorded in other expense, net. The Company redeemed all of the Series D and E convertible preferred stock in the first quarter of fiscal year 2003.
      The Company recorded a non-recurring foreign exchange currency benefit of $2.0 million in fiscal year 2004 to reflect the period end cumulative effect of foreign currency translation.
      The Company recorded a gain of $1.0 million in fiscal year 2004 from a legal settlement related to claims pertaining to the sale of a former subsidiary, Aprisma Management Technologies, Inc. (“Aprisma”).

ENTERASYS NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Net Loss Per Share
      The reconciliation of the numerator for basic and diluted loss per common share computations for the Company’s reported net loss was as follows:

	Year Ended

	January 1, 2005	January 3, 2004	December 28, 2002

		(In thousands)
Loss from continuing operations	$(71,134)	$(112,651)	$(102,545)
Effect of preferred shares	—	(2,192)	(12,963)

Loss from continuing operations available to common shareholders	(71,134)	(114,843)	(115,508)
Loss on disposal from discontinued operations	—	—	(11,700)

Net loss available to common shareholders	$(71,134)	$(114,843)	$(127,208)

      Options to purchase 30.6 million, 27.4 million, and 29.0 million shares of the Company’s common stock were outstanding at January 1, 2005, January 3, 2004, and December 28, 2002, respectively, but excluded from the calculation of diluted loss per common share since the effect would have been anti-dilutive. Additionally, warrants to purchase 0.0 million, 7.4 million, and 7.9 million shares of the Company’s common stock were outstanding at January 1, 2005, January 3, 2004, and December 28, 2002, respectively, but excluded from the calculation of diluted loss per common share. The warrants to purchase 7.4 million shares had an exercise price of $6.20 per share and expired unexercised on August 29, 2004.
      During the fourth quarter of fiscal year 2003, the Company agreed to distribute shares of its common stock with a value of $33.0 million to settle outstanding shareholder litigation. During the fourth quarter of fiscal year 2003, the Company distributed 1,304,340 shares of common stock and distributed the remaining 7,423,511 shares of its stock in February 2005. See Note 17 for further discussion of this transaction. In accordance with SFAS No. 128, “Earnings Per Share,” the Company considers these shares to have no contingencies and accordingly included these shares of common stock in its calculation of weighted common stock outstanding.

15.	Discontinued Operations
      In August 2001, the Company’s Board of Directors made a determination to distribute shares of a wholly owned subsidiary, Aprisma, to its stockholders or to otherwise dispose of Aprisma. During the first quarter of fiscal year 2002, the Company recorded a charge of $11.7 million due to a change in estimate of the loss on disposal of Aprisma and received approximately $62.0 million of cash and marketable securities from Aprisma. On August 9, 2002, the Company completed the sale of Aprisma to a third party for proceeds, net of expenses, of approximately $7.6 million. As a result, the Company presented Aprisma as a discontinued operation for fiscal year 2002.

16.	Segment and Geographical Information
      The Company operates its business as one segment, which is the business of designing, developing, marketing and supporting comprehensive network solutions architected to address the network communication, management and security requirements facing global enterprises.

ENTERASYS NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Geographic revenue information for the three years ended January 1, 2005, was based on the location of the customer. Net revenue from unaffiliated customers by geographic region was as follows:

	Year Ended

	January 1, 2005		January 3, 2004		December 28, 2002

	Revenue	Percent	Revenue	Percent	Revenue	Percent

			(In thousands)
North America	$172,727	48.4%	$204,510	49.3%	$273,218	56.4%
Europe, the Middle East and Africa	126,973	35.6%	136,674	33.0%	142,934	29.5%
Asia Pacific	30,770	8.6%	47,479	11.5%	36,267	7.5%
Latin America	26,409	7.4%	25,875	6.2%	32,378	6.6%

Total net revenue	$356,879	100.0%	$414,538	100.0%	$484,797	100.0%

      In fiscal year 2004, the United States (“U.S.”) accounted for 47% of net revenues and Germany accounted for 13%. In fiscal year 2003, the U.S. accounted for 49% of net revenues and the United Kingdom (“UK”) accounted for 16%; and in fiscal year 2002, the U.S. accounted for 56% of net revenues and the U.K. accounted for 16%.
      Long-lived assets consist of the net book value of property, plant, and equipment, goodwill and intangible assets. Long-lived assets by location were as follows:

	January 1,	January 3,
	2005	2004

	(In thousands)
U.S.	$45,089	$66,735
All other countries	2,102	3,628

Total long-lived assets	$47,191	$70,363

17.	Stockholders’ Equity

Common Stock Commitment
      During the fourth quarter of fiscal year 2003, the Company finalized its agreements to settle the outstanding shareholder litigation against the Company, and certain of its former directors and officers filed in connection with financial restatements for the 2001 fiscal and transition years. Under the financial terms of the settlements, the Company agreed to pay $17.4 million in cash and to distribute 8,727,851 shares of its stock with a settlement date value of $33.0 million. The Company paid $17.0 million of its cash obligation, and distributed 1,304,340 shares of its treasury stock with a value of $4.9 million during the fourth quarter of fiscal year 2003. The Company paid the remaining cash obligation of $0.4 million in fiscal year 2004 and distributed the remaining stock obligation of 7,423,511 shares of its stock in February 2005.

Put Option Program
      The Company previously sold equity put options as an enhancement to its prior share repurchase program. Each put option entitled its holder to sell one share of the Company’s common stock to the Company at a specified price. The put options outstanding at December 29, 2001 had an average exercise price of $5.61 per share and a total contingent redemption amount of approximately $0.8 million which was recorded as temporary equity and a reduction to additional paid-in capital. These options expired

ENTERASYS NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
unexercised in fiscal year 2002, and the Company recorded an increase of $0.8 million to additional paid-in capital and an offset to the contingent redemption liability.

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

Preferred Stock and Warrants

Series A, B, D and E Preferred Stock
      On August 29, 2000, the Company and its operating subsidiaries, Riverstone, Enterasys Subsidiary, Aprisma and GNTS (collectively, the “Operating Subsidiaries”), issued securities and granted rights for the purchase of additional securities to an investor group led by Silver Lake Partners, L.P. (collectively, the “Strategic Investors”). The Company and its Operating Subsidiaries received approximately $87.8 million in cash from the Strategic Investors. The Company issued to the Strategic Investors 65,000 shares of 4% Series A Participating Convertible Preferred Stock (“A Preferred Stock”), par value $1.00 per share, and 25,000 shares of 4% Series B Participating Convertible Preferred Stock (“B Preferred Stock”), par value $1.00 per share, (the “A&B Preferred Stock”) as well as Class A and Class B warrants to purchase the Company’s common stock.
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

ENTERASYS NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Series F Preferred Stock
      In connection with the stockholder rights plan, the Company is authorized to issue up to 300,000 shares of Series F Preferred Stock. As of January 1, 2005, no shares of Series F Preferred Stock were outstanding. Each share of Series F Preferred Stock entitles the holder to 1,000 votes on all matters submitted to a vote of the stockholders of the Company. The holders are also entitled to receive a quarterly dividend equal to the greater of (a) $1.00 per share or (b) 1,000 times the aggregate per share amount of all cash dividends and all non-cash dividends or other distributions other than a dividend payable in shares of common stock. In the event no dividend or distribution shall have been declared on the common stock during any quarterly period in which shares of Series F Preferred Stock are outstanding, a dividend of $1.00 per share shall accrue and be cumulative. Accrued but unpaid dividends do not bear interest. The Series F Preferred Stock has a liquidation preference equal to the sum of $1,000 per share plus an amount equal to all accrued and unpaid dividends and distributions thereon, whether or not declared.

Undesignated Preferred Stock
      At January 1, 2005, the Company was authorized to issue up to 1,700,000 shares of preferred stock (the “Undesignated Preferred Stock”). Issuances of the Undesignated Preferred Stock may be made at the discretion of the Board of Directors of the Company (without stockholder approval) with designations, rights and preferences as the Board of Directors may determine from time to time, which may be more expansive than the rights of the current holders of the Company’s preferred stock and common stock.

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
      The Company issued to the Strategic Investors warrants to purchase 200,000 shares of common stock at an initial exercise price of $35.00 per share, adjusted for stock dividends, splits, combinations or similar events (the “Class B Warrants”). In connection with the Riverstone spin-off, the exercise price of these warrants was adjusted to $22.108 per share. The Class B Warrants were exercisable until August 2007 and otherwise contain customary terms and conditions (including provisions with respect to “cashless” exercise and customary anti-dilutive provisions). In fiscal year 2003, approximately 183,000 of these warrants were cancelled.
      In connection with the SPA Amendment, the Company and the Strategic Investors agreed that the distribution of the Company’s shares of Riverstone common stock would be deemed to have occurred prior to the merger of Enterasys Subsidiary into the Company and, pursuant to the terms of the SPA Amendment and as a consequence of the merger of Enterasys Subsidiary into the Company, that the Company would issue warrants to purchase an additional 7,400,000 shares of its common stock for an exercise price of $6.20 per share (the “Replacement Warrants”) in replacement of all of the Strategic Investors’ rights to purchase common stock of the Enterasys Subsidiary. The Replacement Warrants were exercisable until August 29, 2004, and expired unexercised in fiscal year 2004.

ENTERASYS NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Stock Plans

Equity Incentive Plans
      The Company’s 1998 Equity Incentive Plan, as amended, was approved by the stockholders of the Company on July 9, 1998 and provides for the availability of 19,500,000 shares of common stock for the granting of various incentive awards to eligible employees. Options granted under the plan are granted with exercise prices equal to the fair market value on the date of grant, generally expire ten years from the date of grant and vest as to 25 percent of the shares one year from the date of grant with monthly vesting of the remainder ratably over the following three years. As of January 1, 2005, 888,105 shares remained available for issuance under the 1998 Equity Incentive Plan and options to purchase 15,164,784 shares were outstanding under the plan.
      The Company’s 2001 Equity Incentive Plan was adopted by the Board of Directors of the Company on July 30, 2001 and provided for the availability of 50,000,000 shares of common stock solely for the purpose of granting options to purchase shares of the Company’s common stock (“Replacement Options”) to replace options to purchase shares of the Enterasys Subsidiary (“Prior Options”) in connection with the merger of the Enterasys Subsidiary into the Company on August 6, 2001. Replacement Options were granted to replace Prior Options held on the basis of 1.39105 shares of the Company’s common stock for each share of common stock subject to the original Enterasys Subsidiary options. The exercise price of each Replacement Option is equal to the exercise price of the Prior Option divided by 1.39105 to reflect the effect of the merger. The 2001 Equity Incentive Plan was not required to be, and has not been, approved by the Company’s stockholders. No additional options may be granted under the 2001 Equity Incentive Plan and as of January 1, 2005 options to purchase 11,913,094 shares were outstanding under the plan.
      The Company’s 2002 Stock Option Plan for Eligible Executives was adopted by the Board of Directors on April 5, 2002 and provides for the availability of 900,000 shares of common stock solely for the purpose of granting options in connection with the acceptance by certain executives of offers of employment with the Company. The options vest over a period of twelve months, or sooner if certain performance targets outlined in the plan are met, and expire ten years from the date of grant. No additional options may be granted under the 2002 Stock Options Plan for Eligible Executives and options to purchase 500,000 shares were outstanding under the 2002 Stock Option Plan for Eligible Executives at January 1, 2005.
      The Company’s 2004 Equity Incentive Plan was approved by the stockholders of the Company on June 9, 2004 and provides for the availability of a maximum of 15,000,000 shares of common stock, less the combined number of shares issued and shares available for issuance from time to time under the Company’s 2002 Employee Stock Purchase Plan. In addition, the total aggregate number of shares subject to awards granted during any one calendar year may not exceed 5 percent of the Company’s issued and outstanding shares of common stock. Options granted under the plan are granted with exercise prices equal to the fair market value on the date of the grant, have a maximum term of seven years from the date of grant and vest as to 25 percent of the shares one year from the date of grant with monthly vesting of the remainder ratably over the following three years. As of January 1, 2005 6,974,090 shares remain available for issuance under the 2004 Equity Incentive Plan and options to purchase 3,025,910 shares were outstanding under the plan.

ENTERASYS NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of option transactions under the Company’s Equity Incentive Plans for the three years ended January 1, 2005 is as follows:

		Weighted-
	Number of	Average
	Options	Exercise Price

Options outstanding at December 29, 2001	35,727,588	$3.91
Granted	8,075,121	1.21
Exercised	(1,333,995)	2.88
Cancelled	(13,444,802)	3.98

Options outstanding at December 28, 2002	29,023,912	3.18
Granted	8,259,260	3.71
Exercised	(4,693,445)	2.34
Cancelled	(5,162,797)	4.13

Options outstanding at January 3, 2004	27,426,930	3.32
Granted	9,055,930	2.67
Exercised	(840,745)	2.24
Cancelled	(5,038,327)	3.72

Options outstanding at January 1, 2005	30,603,788	$3.09

	January 1, 2005	January 3, 2004	December 28, 2002

Options exercisable	17,315,461	14,949,071	13,245,695
Weighted average exercise price	$3.28	$3.30	$3.60
      The following table summarizes information concerning outstanding and exercisable options as of January 1, 2005:

		Weighted Average
Range of Exercise	Options	Remaining	Weighted Average	Options	Weighted Average
Prices	Outstanding	Years Life	Exercise Price	Exercisable	Exercise Price

$ 0.90 – $ 1.68	3,894,955	7.48	$1.11	2,428,634	$1.09
$ 1.69 – $ 1.72	4,049,708	6.77	$1.71	91,641	$1.70
$ 1.73 – $ 2.41	3,598,092	8.60	$1.99	1,016,242	$1.99
$ 2.42 – $ 2.52	9,070,449	5.37	$2.52	9,063,754	$2.52
$ 2.53 – $ 4.61	5,464,678	8.03	$3.88	2,148,166	$3.49
$ 4.62 – $12.58	4,142,750	7.90	$6.19	2,183,868	$7.05
$12.59 – $24.31	383,156	5.00	$16.55	383,156	$16.55

	30,603,788	7.02	$3.09	17,315,461	$3.28

Employee Stock Purchase Plans
      In October 2002 the Board approved the Employee Stock Purchase Plan (the “2002 ESPP”) which was approved by the stockholders in December 2002. The plan was amended in February 2005. As amended, it provides for the availability of 5,000,000 shares of common stock to be purchased by employees. Under this plan, eligible employees, twice yearly through the accumulation of employee payroll deductions from 2 to 10 percent of employee compensation as defined in the plan (up to a maximum of $12,500 per six-month plan period), may purchase stock at 95 percent of the fair market value of the

ENTERASYS NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
common stock at the end of the applicable six-month period. The maximum number of shares that an employee may purchase during a six-month plan period is limited to 1,200 shares. At January 1, 2005, 1,139,870 shares had been issued under the plan.
      Prior to the adoption of the 2002 ESPP, the Company had two Employee Stock Purchase Plans, the 1989 Employee Stock Purchase Plan (the “1989 ESPP”) and the 1995 Employee Stock Purchase Plan (the “1995 ESPP”) which provided for the combined availability of up to 6,000,000 shares of common stock to be purchased by employees. Under these plans, eligible employees twice yearly through the accumulation of employee payroll deductions from 2 to 10 percent of employee compensation as defined in the plan, up to a maximum of $25,000 annually (measured by reference to share values at the dates of grant of the Purchase rights), were able to purchase stock at 85 percent of the fair market value of the common stock at the beginning or end of the applicable six-month period, whichever amount was lower. In fiscal year 2003, 747,064 shares were purchased at a price of $1.11 per share. In fiscal year 2002, 665,189 shares were purchased at a price of $1.23 per share. As of January 1, 2004, no further shares remained available for purchase under the 1989 ESPP and the 1995 ESPP.

Stock-Based Compensation
      In connection with the acquisition of Indus River Networks in fiscal year 2001, the Company issued stock options to employees for unvested stock options which resulted in stock-based compensation of $3.0 million of which $0.2 million was recorded in fiscal year 2003 and $0.8 million in fiscal year 2002. In connection with the acquisition of Network Security Wizards (“NSW”) in fiscal year 2001, the Company issued 157,714 shares of common stock to certain employees of NSW resulting in stock-based compensation of $5.5 million of which $1.8 million was recognized in fiscal year 2002.

19.	Commitments and Contingencies

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
      Described below are the material legal proceedings in which we are involved:
      Securities Class Action in the District of Rhode Island. Between October 24, 1997 and March 2, 1998, nine shareholder class action lawsuits were filed against the Company and certain of its officers and directors in the United States District Court for the District of New Hampshire. By order dated March 3, 1998, these lawsuits, which are similar in material respects, were consolidated into one class action lawsuit, captioned In re Cabletron Systems, Inc. Securities Litigation (C.A. No. 97-542-JD (N.H.); No. 99-408-S (R.I.)). The case was referred to the District of Rhode Island. The complaint alleges that the Company and several of its officers and directors disseminated materially false and misleading information about its operations and acted in violation of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder during the period between March 3, 1997 and December 2, 1997, and that certain officers and directors profited

ENTERASYS NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
from the dissemination of such misleading information by selling shares of the Company’s common stock during this period. The complaint does not specify the amount of damages sought on behalf of the class.
      In February 2005, the Company entered into an agreement in principle to settle this litigation which is subject to approval by the Court and does not reflect any admission of wrongdoing. If finally approved, the settlement would result in the dismissal and release of all claims and, under the financial terms of the settlement, the Company would pay $10.5 million in cash in addition to ongoing defense costs of approximately $1.1 million in connection with the litigation, the majority of which will be offset by approximately $11.0 million in cash proceeds from certain of the Company’s insurers. The Company recorded a net litigation charge of $0.6 million during the fourth quarter of fiscal year 2004 to reflect the net result of the settlement and related defense costs.
      During the fourth quarter of fiscal year 2003, the Company finalized its agreements to settle the outstanding shareholder litigation against the Company, and certain of its directors and former officers filed in connection with the financial restatements for the 2001 fiscal and transition years. Under the financial terms of the settlements, the Company agreed to pay $17.4 million in cash and to distribute 8,727,851 shares of its stock with a settlement date value of $33.0 million. The $50.4 million total cost of the settlement was partially offset by the receipt of approximately $34.5 million in cash proceeds from certain of the Company’s insurers during the fourth quarter of fiscal year 2003. The Company recorded a net litigation charge of $15.9 million during the third quarter of fiscal year 2003 to reflect the net result of the settlements.
      Indemnification Claims. The Company’s certificate of incorporation provides for indemnification and advancement of certain litigation and other expenses to its directors and certain of its officers to the maximum extent permitted by Delaware law. Accordingly, the Company, from time to time, may be required to indemnify directors and certain of its officers, including former directors and officers, in various litigation matters, claims or proceedings. The Company recorded operating expenses of approximately $3.8 million in legal fees relating to such matters in fiscal year 2004. The Company is currently engaged in legal proceedings against certain insurers to recover these and other expenses and costs incurred by the Company in connection with the related litigation matters, claims and proceedings.
      Other. The Company is involved in various other legal proceedings and claims arising in the ordinary course of business. Management believes that the disposition of these additional matters, individually or in the aggregate, is not expected to have a materially adverse effect on the Company’s financial condition. However, depending on the amount and timing of such disposition, an unfavorable resolution of some or all of these matters could materially affect the Company’s future results of operations or cash flows in a particular period. The Company maintains an accrual for various legal and litigation expenses, which amounted to an aggregate of $12.9 million at January 1, 2005. During the fourth quarter of fiscal year 2004, the Company paid $6.0 million as a result of final disposition of certain litigation matters.

Other Commitments and Contingencies
      The Company leases office facilities and various equipment under non-cancelable operating leases expiring through the year 2015. Some of the leases provide for rent increases based on the consumer price index and increases in real estate taxes. Rent expense associated with operating leases was $14.1 million, $14.3 million and $14.5 million for fiscal years 2004, 2003 and 2002, respectively. Total future minimum lease payments under all non-cancelable operating leases that the Company has initial or remaining non-cancelable lease terms in excess of one year at January 1, 2005 were $9.4 million, $8.1 million, $6.2 million, $2.9 million, $1.5 million and $4.2 million for fiscal years 2005, 2006, 2007, 2008, 2009, and for all years thereafter, respectively. These future minimum lease payments are net of non-cancelable future sublease income of approximately $1.8 million though fiscal year 2008.

ENTERASYS NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In some instances prior to fiscal year 2002, customers of the Company received financing for the purchase of equipment from third party leasing organizations and the Company guaranteed the payments of those customers. Most of these guarantees related to the sale of Riverstone equipment. During fiscal years 2003 and 2002, the Company made payments of $3.7 million and $5.1 million, respectively, related to these guarantees. During fiscal year 2003, the Company entered into a $5.5 million settlement agreement with a Riverstone customer for reimbursement of lease guarantee payments made by the Company related to default guarantees of the customer’s equipment lease obligations provided in prior years. In fiscal year 2003, the Company recorded the initial receipt of $2.0 million as a reduction to selling, general and administrative expense, with the balance of $3.5 million to be paid in 24 monthly installments. Payments received prior to October 2, 2004 were recorded as a reduction to operating expense when received due to the uncertainty regarding collectibility of the unpaid amounts. In fiscal year 2004, the Company completed a settlement with Riverstone regarding reimbursement of previously incurred losses from lease guarantee payments made by the Company. As part of the agreement, Riverstone paid $2.0 million in cash and guaranteed the remaining $1.5 million payable under the prior settlement agreement between the Company and a Riverstone customer. As a result, the Company recorded a reduction to selling, general and administrative expense of $3.5 million in fiscal year 2004. At January 1, 2005, the balance remaining to be received was $1.0 million.
      On October 28, 2004, the Company received $1.3 million in cash as settlement for previously written off receivables for the final distribution from a former customer’s bankruptcy liquidation. The Company recorded the bad debt recovery as a reduction to selling, general and administrative expense in fiscal year 2004.
      The Company has guaranteed a portion of a former subsidiary’s (Aprisma) lease obligations and related maintenance and management fees through 2012. At January 1, 2005, the amount of the guarantee was $4.0 million and automatically reduces to $3.0 million on February 1, 2009, to $2.0 million on February 1, 2010 and to $1.0 million on February 1, 2011 and terminates on February 1, 2012. The Company estimates the fair value of the guarantee to be between $2.0 million and $4.0 million based on current market rates for similar property. The Company is indemnified for up to $3.5 million in losses it may incur in connection with this guarantee. The Company has pledged $4.8 million to secure this guarantee.
      At January 1, 2005, the Company was committed to make up to $1.0 million of future capital contributions to a venture capital fund in which it is a limited partner. For fiscal year 2004, the Company’s commitment decreased by $11.0 million. In the event of future capital calls, the Company could be required to fund some or all of this commitment. The Company cannot predict the likelihood or timing of capital calls for the remaining commitment. The Company is pursuing the sale of its remaining partnership interest in this fund to minimize future capital call funding requirements.
      At January 1, 2005, the Company had non-cancelable purchase commitments of approximately $21.9 million primarily with its contract manufacturers. All of these purchase commitments are expected to be paid in fiscal year 2005.
      At January 1, 2005, the Company had commitments of approximately $10.3 million related to royalty and license agreements. The Company expects to make payments of $6.1 million and $4.2 million in fiscal years 2005 and 2006, respectively.

ENTERASYS NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	401(K) Plan
      The Company’s eligible employees may participate in the Enterasys Networks, Inc. 401(k) Plan (the “401(k) Plan”) which provides retirement benefits to the eligible employees of participating employers. As allowed under Section 401(k) of the Internal Revenue Code, the 401(k) Plan provides tax-deferred salary deductions for eligible employees. Participants may elect to contribute from 1% to 50% of their annual compensation to the 401(k) Plan each year, limited to a maximum annual amount as set periodically by the Internal Revenue Service. In addition, unless determined otherwise by the Company’s Board of Directors, the 401(k) Plan provides for a basic matching contribution each quarter on behalf of each eligible participant equal to the lesser of $250 or 50% of the participant’s elective contributions for the quarter. The 401(k) Plan also provides for a quarterly supplemental matching contribution equal to the lesser of $250 or 50% of the participant’s elective contributions if the Company’s performance meets a specified threshold. The 401(k) Plan also provides for make-up matching contributions to address specified circumstances where fluctuations in a participant’s level of deferrals result in lower basic or supplemental matching contributions than would be the case with a level rate of deferrals. Employees become vested in the matching contributions on their initial date of hire. The Company’s expenses related to matching contributions to the 401(k) Plan for fiscal years 2004, 2003, and 2002 were approximately $0.6 million, $0.6 million, and $0.8 million, respectively.

21.	Related Party Transactions

Investments
      The Company has minority investments in debt and equity securities of certain companies. The Company does not have a controlling interest in these entities. Revenue recognized from sales to investee companies were cash transactions with normal terms and conditions. Revenue recognized from sales to investee companies for fiscal years 2004, 2003, and 2002 was $7.0 million, $7.5 million, and $9.2 million, respectively.

Severance
      In connection with the resignations of senior Enterasys management in April 2002, the Company agreed to make $1.0 million of severance payments over the twelve-month period beginning in April 2002. In addition, one senior executive received a lump sum payment of $0.2 million during fiscal year 2002. In connection with the resignation of a senior Enterasys executive in November 2002, the Company agreed to make $0.3 million of severance payments over the twelve-month period beginning in November 2002. During fiscal year 2003, the Company paid lump sum severance payments totaling $0.8 million in connection with certain resignations of senior management.
      During fiscal year 2004, the Company agreed to make $0.7 million of severance payments over a twelve-month period in connection with the resignations of certain senior executives. The remaining severance payments of $0.3 million as of January 1, 2005 will be paid out in 2005.

Consulting Arrangements
      In connection with the senior management resignations in September 2001, the Company entered into consulting arrangements with two former members of senior Cabletron management to provide strategic advice and assistance to the Company for a period of one year. The Company paid consulting fees of $0.2 million in fiscal year 2002. These arrangements ended in September 2002.

ENTERASYS NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

22.	Quarterly Financial Data (Unaudited)

	Year Ended January 1, 2005

			Third Quarter	Fourth Quarter
	First Quarter	Second Quarter	Ended	Ended
	Ended	Ended July 3,	October 2,	January 1,
	April 3, 2004	2004	2004	2005

	(In thousands, except per share amounts)
Net revenue	$87,194	$91,734	$87,410	$90,541
Gross margin(1)	$43,768	$47,087	$46,714	$48,185
Net loss available to common shareholders(2)(3)(4)	$(35,699)	$(19,259)	$(5,807)	$(10,369)
Basic and diluted net loss per share available to common shareholders	$(0.16)	$(0.09)	$(0.03)	$(0.05)

	Year Ended January 3, 2004

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	Ended	Ended	Ended	Ended
	March 29,	June 28,	September 27,	January 3,
	2003	2003	2003	2004

	(In thousands, except per share amounts)
Net revenue	$104,457	$108,375	$98,417	$103,289
Gross margin(1)	$52,950	$54,538	$43,036	$57,851
Net loss available to common shareholders(2)(3)(4)(5)	$(14,485)	$(35,373)	$(56,050)	$(8,935)
Basic and diluted net loss per share available to common shareholders	$(0.07)	$(0.17)	$(0.27)	$(0.05)

(1)	The Company recorded inventory write-downs of $3.7 million, $3.9 million, $3.2 million and $3.0 million for the quarters ended April 3, 2004, July 3, 2004, October 2, 2004, and January 1, 2005, respectively. The Company recorded inventory write-downs of $1.9 million, $0.9 million, $7.8 million

ENTERASYS NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and $1.6 million for the quarters ended March 29, 2003, June 28, 2003, September 27, 2003 and January 3, 2004, respectively.

(2)	The Company recorded recoveries on bad debt and lease guarantees of $1.0 million, $0.9 million, $5.9 million and $0.5 million for the quarters ended April 3, 2004, July 3, 2004, October 2, 2004, and January 1, 2005, respectively. The Company recorded recoveries on bad debt and lease guarantees of $1.5 million, $6.0 million, $1.8 million and $2.7 million for the quarters ended March 29, 2003, June 28, 2003, September 27, 2003 and January 3, 2004, respectively.

(3)	The Company recorded restructuring and other charges of $4.5 million, $1.4 million, $5.9 million and $4.9 million for the quarters ended April 3, 2004, July 3, 2004, October 2, 2004 and January 1, 2005, respectively. The Company recorded restructuring and other charges of $8.2 million, $8.3 million and $1.0 million for the quarters ended June 28, 2003, September 27, 2003 and January 3, 2004, respectively. See Note 12 for further details.

(4)	The Company recorded an impairment charge of $8.7 million for the first quarter ended April 3, 2004 relating to the write-down of patents and technology intangible assets. See Note 9 for further details.

(5)	The Company recorded a loss on shareholder litigation of $0.6 million and $15.9 million for the quarter ended January 1, 2005, and September 27, 2003, respectively. See Note 19 for further details.

ENTERASYS NETWORKS, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Three Years Ended January 1, 2005

	Balance at	Additions				Balance at
	Beginning	Charged to		Amounts		the End
	of Period	Expense	Other	Written Off		of Period

	(In thousands)
Allowance for doubtful accounts
January 1, 2005	$3,397	$(3,444)	$2,079	$(1,479)		$553
January 3, 2004	$19,250	$(7,852)	$1,518	$(9,519)		$3,397
December 28, 2002	$32,569	$1,630	$154	$(15,103)		$19,250
Notes receivable valuation allowance
January 1, 2005	$31,175	$—	$—	$—		$31,175
January 3, 2004	$33,625	$(2,450)	$—	$—		$31,175
December 28, 2002	$36,125	$(2,500)	$—	$—		$33,625
Deferred tax valuation allowance
January 1, 2005	$388,755	$41,711	$—	$—		$430,466
January 3, 2004	$358,479	$30,276	$—	$—		$388,755
December 28, 2002	$452,052	$19,828	$—	$(113,401	)(a)	$358,479

(a)	Realization of deferred tax assets for which a valuation allowance had previously been provided.

S-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULE
The Board of Directors and Stockholders
Enterasys Networks, Inc.:
      Under date of March 16, 2005, we reported on the consolidated balance sheets of Enterasys Networks, Inc. and subsidiaries (the “Company”) as of January 1, 2005 and January 3, 2004, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ equity, and cash flows for the years ended January 1, 2005, January 3, 2004 and December 28, 2002. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule listed in Item 15(a)2 of this Form 10-K. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.
      In our opinion, this consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ KPMG LLP
Boston, Massachusetts
March 16, 2005

S-2