Form 10-K/A
period 2005-01-01
ENTERASYS NETWORKS INC /DE/
filed 2005-05-02
CIK 846909

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

Documents Incorporated by Reference

Specifically identified portions of our Proxy Statement filed with the SEC on April 15, 2005 are incorporated by reference into Part III of our Annual Report on Form 10-K.

Item 9A. Controls and Procedures
PART IV
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
EX-23.2 Consent of KPMG LLP
EX-31.3 Section 302 Certification of C.E.O.
EX-31.4 Section 302 Certification of C.F.O.

     All references in this Form 10-K/A to “Enterasys,” “we,” “our,” or “us” mean Enterasys Networks, Inc. In accordance with the SEC’s Exemptive Order No. 34-50754, Enterasys is filing this Amendment No. 1 (the “Amendment No. 1”) to its Annual Report on Form 10-K for the fiscal year ended January 1, 2005, which Form 10-K was filed with the SEC on March 17, 2005. This Amendment No. 1 amends Enterasys’ Annual Report on Form 10-K as follows:

•	Restates Part II, Item 9A, “Controls and Procedures”;

•	Adds a report on our internal controls over financial reporting from KPMG LLP, our independent registered public accounting firm;

•	Adds an additional consent of KPMG LLP, filed as Exhibit 23.2 to this Amendment No. 1; and

•	Adds updated Section 302 Certifications of our Chief Executive Officer and Chief Financial Officer, filed as Exhibits 31.3 and 31.4 to this Amendment No. 1.

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

Internal Control over Financial Reporting

     (a) Management’s Annual Report on Internal Control Over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Our management assessed the effectiveness of Enterasys’ internal control over financial reporting as of January 1, 2005. The criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework was used in making this assessment. Based on this assessment, we believe that, as of January 1, 2005, Enterasys’ internal control over financial reporting is effective. Our independent registered public accounting firm has issued an audit report on our assessment of the Company’s internal control over financial reporting. This appears on page 2 of this Amendment No. 1.

     (b) Changes In Internal Control Over Financial Reporting

     No significant changes were made to our internal controls during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Enterasys Networks, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that Enterasys Networks, Inc. (Enterasys) maintained effective internal control over financial reporting as of January 1, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Enterasys management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Enterasys Networks, Inc. and subsidiaries as of January 1, 2005 and January 3, 2004, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ equity, and cash flows for the years ended January 1, 2005, January 3, 2004, and December 28, 2002, and our report dated March 16, 2005 expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management’s assessment that Enterasys maintained effective internal control over financial reporting as of January 1, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by COSO. Also, in our opinion, Enterasys maintained, in all material respects, effective internal control over financial reporting as of January 1, 2005, based on criteria established in Internal Control – Integrated Framework issued by COSO.

/s/ KPMG LLP

Boston, Massachusetts
May 2, 2005

PART IV

Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)   Documents filed as part of this report:

3.   Exhibits

23.2	— Consent of KPMG LLP.

31.3	— Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.

31.4	— Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTERASYS NETWORKS, INC.

By:	/s/ MARK ASLETT Mark Aslett Chief Executive Officer, President and Director

By:	/s/ RICHARD S. HAAK, JR. Richard S. Haak, Jr. Chief Financial Officer and Treasurer

Date: May 2, 2005

EXHIBIT INDEX

23.2	— Consent of KPMG LLP.

31.3	— Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.

31.4	— Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act.