Form 10-Q
period 2005-04-02
ENTERASYS NETWORKS INC /DE/
filed 2005-05-12
CIK 846909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 2, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-10228

Enterasys Networks, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-2797263 (I.R.S. Employer Identification No.)

50 Minuteman Road

Andover, Massachusetts 01810

(978) 684-1000

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 in the Exchange Act) Yes ☑ No ☐

     As of May 2, 2005 there were 218,434,961 shares of Enterasys common stock, $0.01 par value, outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ENTERASYS NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

	April 2,	January 1,
	2005	2005
	(In thousands, except share and
	per share amounts)
	(unaudited)	(a)
Current assets:
Cash and cash equivalents	$45,776	$70,947
Marketable securities	58,724	48,472
Accounts receivable, net	34,596	29,088
Inventories	25,578	27,200
Income tax receivable	2,377	1,732
Insurance receivable	9,958	11,008
Prepaid expenses and other current assets	13,921	18,334

Total current assets	190,930	206,781

Restricted cash, cash equivalents and marketable securities	4,904	5,357
Long-term marketable securities	17,214	30,596
Investments	185	388
Property, plant and equipment, net	24,220	27,828
Goodwill	15,129	15,129
Intangible assets, net	3,304	4,234

Total assets	$255,886	$290,313

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$30,465	$28,841
Accrued compensation and benefits	18,657	23,574
Accrued legal and litigation costs	12,503	12,945
Accrued restructuring charges	4,095	9,528
Other accrued expenses	17,256	19,001
Deferred revenue	33,394	33,136
Customer advances and billings in excess of revenues	5,759	11,341
Income taxes payable	24,769	32,427

Total current liabilities	146,898	170,793

Long-term deferred revenue	6,505	6,214
Long-term accrued restructuring charges	3,264	3,568

Total liabilities	156,667	180,575

Commitments and contingencies

Stockholders’ equity:
Series F preferred stock, $1.00 par value; 300,000 shares authorized; none outstanding	—	—
Undesignated preferred stock, $1.00 par value; 1,700,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value; 450,000,000 shares authorized; 218,418,206 and 212,350,461 shares issued and 218,418,206 and 210,601,600 shares outstanding at April 2, 2005 and January 1, 2005, respectively	2,184	2,124
Additional paid-in capital	1,161,289	1,191,026
Accumulated deficit	(1,072,057)	(1,061,384)
Treasury stock, at cost; none and 1,748,861 common shares at April 2, 2005 and January 1, 2005, respectively	—	(30,119)
Accumulated other comprehensive income	7,803	8,091

Total stockholders’ equity	99,219	109,738

Total liabilities and stockholders’ equity	$255,886	$290,313

(a)	The balance sheet at January 1, 2005 has been derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes to consolidated financial statements.

ENTERASYS NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended
	April 2,	April 3,
	2005	2004
	(In thousands, except per share
	amounts)
	(unaudited)
Net revenue:
Product	$58,491	$62,799
Services	22,080	24,395

Total net revenue	80,571	87,194

Cost of revenue:
Product	34,513	33,402
Services	10,634	10,024

Total cost of revenue	45,147	43,426

Gross margin	35,424	43,768

Operating expenses:
Research and development	16,190	20,474
Selling, general and administrative	36,525	42,442
Amortization of intangible assets	930	1,598
Impairment of intangible assets	—	8,734
Restructuring and other charges	(17)	4,485

Total operating expenses	53,628	77,733

Loss from operations	(18,204)	(33,965)

Interest income, net	915	850
Other income (expense), net	77	(2,867)

Loss before income taxes	(17,212)	(35,982)
Income tax benefit	6,539	283

Net loss	$(10,673)	$(35,699)

Basic and diluted net loss per common share	$(0.05)	$(0.16)

Weighted average number of common shares outstanding, basic and diluted	218,315	217,052

See accompanying notes to consolidated financial statements.

ENTERASYS NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended
	April 2,	April 3,
	2005	2004
	(In thousands)
	(unaudited)
Cash flows from operating activities:
Net loss	$(10,673)	$(35,699)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,130	6,392
Provision for losses (recoveries) on accounts receivable	44	(550)
Provision for inventory write-downs	6,811	4,704
Impairment of intangible assets	—	8,734
(Gain) loss on minority investments	(77)	3,420
Unrealized (gain) loss on foreign currency transactions	(53)	497
Non-cash tax benefit	(6,377)	—
Other, net	53	(131)
Changes in current assets and liabilities:
Accounts receivable	(5,566)	6,228
Inventories	(5,289)	(3,356)
Prepaid expenses and other current assets	5,373	(680)
Accounts payable and accrued expenses	(10,844)	(8,222)
Customer advances and billings in excess of revenues	(5,580)	(678)
Deferred revenue	745	2,129
Income taxes payable, net	(1,938)	(921)

Net cash used in operating activities	(28,241)	(18,133)

Cash flows from investing activities:
Capital expenditures	(605)	(3,441)
Proceeds from sale of minority investments	279	31
Sales/maturities of marketable securities	2,869	6,257
Lapse of restriction on restricted cash	453	7,931

Net cash provided by investing activities	2,996	10,778

Cash flows from financing activities:
Proceeds from exercise of stock options	79	1,671
Proceeds from common stock issued pursuant to employee stock purchase plans	366	1,208

Net cash provided by financing activities	445	2,879

Effect of exchange rate changes on cash	(371)	(660)

Net decrease in cash and cash equivalents	(25,171)	(5,136)

Cash and cash equivalents at beginning of period	70,947	136,801

Cash and cash equivalents at end of period	$45,776	$131,665

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net	$(1,474)	$(598)
Non-cash investing and financing transactions:
Issuance of stock for shareholder litigation	$28,068	$—

See accompanying notes to consolidated financial statements.

ENTERASYS NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

     1. Basis of Presentation

     The accompanying unaudited consolidated financial statements of Enterasys Networks, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Article 3 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (which include normal recurring adjustments except as disclosed herein) necessary for a fair presentation of the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year. The accompanying financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2005.

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

     Stock-Based Compensation Plans

     The Company accounts for stock-based compensation plans using the intrinsic method under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Disclosure,” to stock-based employee compensation:

	Three months ended
	April 2, 2005	April 3, 2004
	(in thousands)
Net loss available to common shareholders, as reported	$(10,673)	$(35,699)
Add: Total stock-based employee compensation expense determined under fair-value-based method for the employee stock option awards and the employee stock purchase plans	(1,569)	(5,184)

Pro forma net loss available to common shareholders	$(12,242)	$(40,883)

Basic and diluted net loss per share:
As reported	$(0.05)	$(0.16)

Pro forma	$(0.06)	$(0.19)

ENTERASYS NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – Continued

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

	Three months ended
	April 2, 2005		April 3, 2004
Employee stock options:

Risk-free interest rate		4.24%		2.87%
Expected option life	4.28	years	4.52	years
Expected volatility		106.58%		112.45%
Expected dividend yield		0.0%		0.0%
Fair value of options granted		$1.11		$4.13

Employee stock purchase plan shares:

Risk-free interest rate		3.15%		1.02%
Expected option life	6	months	6	months
Expected volatility		66.69%		75.41%
Expected dividend yield		0.0%		0.0%
Fair value of plan shares		$0.07		$1.51

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

     New Accounting Pronouncements

     In March 2005, the FASB issued FIN No. 47, Accounting for Conditional Asset Retirement Obligations (“Fin 47”). FIN 47 clarifies that the term Conditional Asset Retirement Obligation as used in FASB Statement No. 143, Accounting for Asset Retirement Obligation, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The Company is required to adopt the provisions of FIN 47 by May 2006, although earlier adoption is permitted. The Company has yet to determine the impact, if any, of FIN 47 on its consolidated financial statements.

     In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF 03-1”). The Issue’s objective is to provide guidance for identifying other-than-temporarily impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued a FASB Staff Position (FSP) EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until further notice. Once the FASB reaches a final decision on the measurement and recognition provisions, the Company will evaluate the impact of the adoption of the accounting provisions of EITF 03-1.

     In December 2004, the FASB issued FASB Staff Position (“FSP”) No. 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (“FSP109-1”). The American Jobs Creation Act of 2004 (“AJCA”) introduces a special 9% tax deduction on qualified production activities. FSP 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with SFAS No. 109.

     In December 2004, the FASB issued FSP No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FSP 109-2”). The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a US taxpayer (repatriation provision), provided certain criteria are met. FSP 109-2 provides accounting and disclosure guidance for the repatriation provision. The Company does not plan to change our intention to

ENTERASYS NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – Continued

permanently reinvest the undistributed earnings of our foreign subsidiaries. The Company does not expect the enactment of the AJCA to have a material impact on our consolidated financial position, results of operations or cash flows.

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123(R) requires that compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The requirements of FAS 123(R) are effective for the Company’s fiscal year beginning January 1, 2006, as a result of the SEC’s recent decision to delay the effective date of FAS 123(R) by six months. The Company is currently evaluating the requirements of SFAS 123(R) and has not yet fully determined the impact on its consolidated financial statements. The stock-based employee compensation expense presented in the Company’s pro forma financial results required to be disclosed under the current SFAS 123 was $1.6 million and $5.2 million for the first quarter of fiscal year 2005 and first quarter of fiscal year 2004, respectively.

     In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets (“SFAS No. 153”). This statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. This statement is effective for fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material affect on the Company’s results of operations or financial position.

     In November 2004, the FASB issued SFAS No. 151, Inventory Costs (“SFAS No. 151”). This statement amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This statement is effective for fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a material affect on the Company’s results of operations or financial positions.

     Reclassifications

     Certain prior period balances have been reclassified to conform to the current period presentation.

     3. Accounts Receivable, Net

     Accounts receivable were as follows:

	April 2, 2005	January 1, 2005
	(In thousands)
Gross accounts receivable	$35,430	$29,641
Allowance for doubtful accounts	(834)	(553)

Accounts receivable, net	$34,596	$29,088

     The Company defers revenue on product shipments to certain stocking distributors until those distributors have sold the product to their customer. At April 2, 2005 and January 1, 2005, $14.9 million and $19.7 million, respectively, of product shipments had been billed and revenue has not been recognized, of which $5.4 million and $10.0 million, respectively, was paid and is included in customer advances and billings in excess of revenues. The balance of $9.5 million and $9.7 million, respectively, was unpaid and is recorded as a contra account to gross accounts receivable.

     4. Inventories

     Inventories, consisted of the following:

	April 2, 2005	January 1, 2005
	(In thousands)
Raw materials	$1,321	$1,690
Service spares	2,334	2,520
Finished goods (1)	21,923	22,990

Inventories	$25,578	$27,200

(1)	The Company defers revenue on product shipments to certain stocking distributors until those distributors have sold the product to their customer and certain resellers and stocking distributors until cash payment has been received. At April 2, 2005 and January 1, 2005, $5.0 million and $6.6 million, respectively, of finished goods inventory related to this deferred revenue.

ENTERASYS NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – Continued

     5. Goodwill and Intangible Assets

     In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is subject to an annual impairment test using a fair-value-based approach. All other intangible assets are amortized over their estimated useful lives and assessed for impairment under SFAS No. 144, “Accounting for the Impairment and Disposal of Long-lived Assets.” The Company has designated the end of the third quarter of the fiscal year as the date of the annual test. In addition to the annual impairment test, SFAS No. 142 also requires the Company to perform an impairment test if an event or circumstances indicate that it is more likely than not that an impairment may have occurred. The Company determined that the revenue decline in the first quarter of fiscal year 2005 constituted an event requiring an impairment test. The Company completed an impairment test at April 2, 2005 and found no impairment of recorded goodwill. Goodwill at April 2, 2005 and January 1, 2005 was $15.1 million.

     During the first quarter of fiscal year 2004, the Company recorded an impairment charge of $8.7 million relating to the write-down of patents and technology intangible assets recorded in connection with the Company’s fiscal year 2001 acquisition of Indus River Networks. In conjunction with the Company’s first quarter restructuring plan, the Company decided to curtail certain development efforts, which reduced forecasted demand on future products that would have used this technology. As a result, the intangible assets’ fair value was determined to be zero based on a discounted cash flows analysis.

     The table below presents gross amortizable intangible assets and the related accumulated amortization at April 2, 2005:

			Net Carrying
	Gross		Value of
	Carrying	Accumulated	Intangible	Estimated
	Amount	Amortization	Assets	Useful Life
		(In thousands)
Customer Relations	$28,600	$(26,021)	$2,579	8 years
Patents and Technology	2,092	(1,367)	725	3 years

Total	$30,692	$(27,388)	$3,304

     All of the Company’s identifiable intangible assets are subject to amortization. Total amortization expense was $0.9 million for the three months ended April 2, 2005, and $1.6 million for the three months ended April 3, 2004. Based on the net carrying value of intangible assets at April 2, 2005, the estimated amortization expense is $2.8 million for the remainder of fiscal year 2005 and $0.5 million for fiscal year 2006.

     6. Other Accrued Expenses

     Other accrued expenses consisted of the following:

	April 2, 2005	January 1, 2005
	(In thousands)
Accrued audit and Sarbanes-Oxley Section 404 costs	$3,014	$3,194
Accrued marketing and selling costs	4,186	4,459
Accrued royalties	894	684
Accrued IT and engineering	678	1,236
Accrued utilities	701	789
Accrued sales tax and VAT expense	1,731	1,760
Other	6,052	6,879

Total other accrued expenses	$17,256	$19,001

ENTERASYS NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – Continued

     7. Restructuring and Other Charges

     The following table summarizes accrued restructuring activity:

			Total
	Severance	Facility Exit	Accrued
	Benefits	Costs	Restructuring
		(In thousands)
Balance, January 3, 2004	$3,842	$6,683	$10,525
Q1 restructuring charge	3,800	685	4,485
Q1 cash payments	(2,161)	(777)	(2,938)

Balance, April 3, 2004	5,481	6,591	12,072
Q2 restructuring charge	1,173	235	1,408
Q2 cash payments	(2,518)	(831)	(3,349)

Balance, July 3, 2004	4,136	5,995	10,131
Q3 restructuring charges (1)	4,231	1,187	5,418
Q3 cash payments	(3,128)	(976)	(4,104)

Balance, October 2, 2004	5,239	6,206	11,445
Q4 restructuring charge	4,870	—	4,870
Q4 cash payments	(2,361)	(858)	(3,219)

Balance, January 1, 2005	7,748	5,348	13,096
Q1 restructuring charge	420	383	803
Prior year reversal	(820)	—	(820)
Q1 cash payments	(4,848)	(872)	(5,720)

Balance, April 2, 2005	$2,500	$4,859	$7,359

(1)	Excludes asset impairment charges of $454.

     In the last several years, the Company has implemented a number of cost reduction initiatives designed to improve gross margins and reduce fixed operating costs. In the first quarter of fiscal year 2005, the Company recorded restructuring and other charges of $0.8 million related to workforce reductions and facility closings. In connection with the workforce reduction, the Company recorded employee severance related costs of $0.4 million for approximately 9 individuals. The reductions were a continuation of the Company’s previously announced plan. Additionally, the Company recorded facility exit costs of $0.4 million primarily due to exiting one facility and adjusting the sublease estimate for two other facilities. Offsetting this expense was a reversal of prior year severance expense of $0.8 million related to a change in estimated severance benefits as well as changes in the employee population expected to receive such benefits.

     In fiscal year 2004, the Company recorded restructuring and other charges of $16.6 million related to workforce reductions and facility closings, including $4.5 million in the first quarter. In connection with the workforce reductions, the Company recorded employee severance related costs of $14.1 million for approximately 400 individuals. The workforce reductions during fiscal year 2004 were taken in conjunction with a plan to align the cost structure of the Company’s business with its Secure Networks strategy and involved most functions within the Company. Additionally, the Company exited seven facilities, which included two research facilities, and five regional sales offices and recorded facility exit costs of $2.1 million and asset impairment charges of $0.4 million during fiscal year 2004.

ENTERASYS NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – Continued

     8. Other Income (Expense), Net

     The following schedule reflects the components of other income (expense), net:

	Three months ended
	April 2, 2005	April 3, 2004
	(in thousands)
Gain (loss) on minority investments	$77	$(3,420)
Net realized loss on sale of marketable securities	(53)	—
Foreign currency gain (loss)	97	(258)
Other, net	(44)	811

Total other income (expense), net	$77	$(2,867)

     9. Income Taxes

     The Company recorded a net income tax benefit of $6.5 million for the first three months of fiscal year 2005, compared to a net income tax benefit of $0.3 million for the first three months of fiscal year 2004. In the first quarter of fiscal year 2005, an audit was completed by the U.K. Inland Revenue of the Company’s tax returns filed for the periods 1997 through 2003, which resulted in a favorable settlement. As a result, the Company recorded a tax benefit of approximately $6.5 million in the first quarter, consisting of $5.0 million released from a previously accrued tax reserve and a $1.5 million tax refund receivable that is expected to be received during the second quarter of fiscal year 2005.

     During the quarter ended April 2, 2005, we changed our method of accounting for reporting changes in interim periods to liabilities resulting from changes in judgments or settlements related to uncertain tax positions. We had previously accounted for such changes in judgments and settlements as adjustments to the estimated annual effected rate. We are changing our method to account for such changes in judgments and settlements as a discrete item in the interim period of change. This discrete method recognizes the effect of any change in reserve only in the quarter of the change. The newly adopted accounting method is preferable in the circumstances because it better reflects the Company’s consolidated financial position and operations at the time of the change in the Company’s uncertain tax positions. As a result of the change in method, income tax benefit was increased by $4.8 million for the quarter ended April 2, 2005. If the Company had used the discrete method during the quarter ended April 3, 2004, there would have been no change to the amounts previously reported as income tax benefit and net loss.

     10. Comprehensive Loss

     The Company’s total comprehensive loss was as follows:

	Three months ended
	April 2, 2005	April 3, 2004
	(in thousands)
Net loss	$(10,673)	$(35,699)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	36	(23)
Foreign currency (gain) loss translation adjustment	(324)	119

Total comprehensive loss	$(10,961)	$(35,603)

     11. Segment Information

     The Company operates its business as one segment, which is the business of designing, developing, marketing and supporting comprehensive network solutions architected to address the network communication, management and security requirements facing global enterprises.

ENTERASYS NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – Continued

     Geographic revenue information is based on the location of the customer. Net revenue from unaffiliated customers by geographic region was as follows:

	Three months ended
	April 2, 2005		April 3, 2004
	Revenue	Percent	Revenue	Percent
	(in thousands)
North America	$38,590	47.9%	$39,524	45.3%
Europe, Middle East and Africa	30,066	37.3%	31,920	36.6%
Asia Pacific	6,122	7.6%	9,245	10.6%
Latin America	5,793	7.2%	6,505	7.5%

Total net revenue	$80,571	100.0%	$87,194	100.0%

     During the first quarter of fiscal year 2005, two distributors accounted for approximately 23% and 11% of the Company’s net revenue, respectively and for the first quarter of fiscal year 2004, two distributors accounted for approximately 27% and 15% of the Company’s net revenue, respectively. No single direct sales customer accounted for more than 10% of the Company’s net revenue in any of the periods presented. The Company’s ten largest customers, which include distributors, represented in the aggregate, approximately 68% of the Company’s net revenue for the first quarter of fiscal year 2005 and 66% of net revenue for the first quarter of fiscal year 2004.

     Long-lived assets consist of the net book value of property, plant, and equipment, goodwill and intangible assets. Long-lived assets by location were as follows:

	April 2,	January 1,
	2005	2005
	(In thousands)
U.S	$40,930	$45,089
All other countries	1,723	2,102

Total long-lived assets	$42,653	$47,191

     12. Net Loss Per Share

     Options to purchase 32.2 million and 28.9 million shares of the Company’s common stock were outstanding at April 2, 2005 and April 3, 2004, respectively, but excluded from the calculation of diluted loss per common share since the effect would have been anti-dilutive. Additionally, warrants to purchase 7.4 million shares of the Company’s common stock were outstanding at April 3, 2004 but excluded from the calculation of diluted loss per common share. The warrants to purchase 7.4 million shares had an exercise price of $6.20 per share and expired unexercised on August 29, 2004.

     During the first quarter of fiscal year 2004, the Company included 7,423,511 shares of stock related to the settlement of the outstanding shareholder litigation in the Earnings Per Share calculation as shares outstanding. See Note 15 for further discussion of this transaction. In accordance with SFAS No. 128, “Earnings Per Share,” the Company considered these shares to have no contingencies and accordingly included these shares of common stock in its calculation of weighted common stock outstanding.

     13. Commitments and Contingencies

     Legal Proceedings

     In the normal course of its business, the Company is subject to proceedings, litigation and other claims. Litigation in general, and securities and intellectual property litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of litigation are difficult to predict. The uncertainty associated with unresolved or threatened legal actions could adversely affect the Company’s relationships with existing customers and impair its ability to attract new customers. In addition, the defense of such actions may result in the diversion of management’s resources from the operation of the Company’s business, which could impede the Company’s ability to achieve its business objectives. The unfavorable resolution of any specific action could materially harm the Company’s business, operating results and financial condition, and could cause the price of its common stock to decline significantly.

     Described below are the material legal proceedings in which the Company is involved:

ENTERASYS NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – Continued

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

     In February 2005, the Company entered into an agreement in principle to settle this litigation which is subject to approval by the Court and does not reflect any admission of wrongdoing. If finally approved, the settlement would result in the dismissal and release of all claims and, under the financial terms of the settlement, the Company would pay $10.5 million in cash in addition to ongoing defense costs of approximately $1.1 million in connection with the litigation, the majority of which will offset by approximately $11.0 million in cash proceeds from certain of the Company’s insurers. During the first quarter of fiscal year 2005, the Company received $1.1 million of proceeds from one of its insurers.

     Indemnification Claims. The Company’s certificate of incorporation provides for indemnification and advancement of certain litigation and other expenses to the Company’s directors and certain of its officers to the maximum extent permitted by Delaware law. Accordingly, the Company, from time to time, may be required to indemnify directors and certain of its officers, including former directors and officers, in various litigation matters, claims or proceedings. The Company recorded operating expenses of approximately $0.7 million in legal fees relating to such matters in the first quarter of fiscal year 2005. The Company is currently engaged in legal proceedings against certain insurers to recover these and other expenses and costs incurred by the Company in connection with the related litigation matters, claims and proceedings.

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

     Other commitments and contingencies . In fiscal year 2004, the Company completed a settlement with Riverstone Networks regarding reimbursement of previously incurred losses from lease guarantee payments made by the Company. As part of the agreement, Riverstone paid $2.0 million in cash and guaranteed the remaining $1.5 million payable under a prior settlement agreement between the Company and a Riverstone customer. At April 2, 2005, the balance remaining to be received was $0.6 million.

     The Company has guaranteed a portion of a former subsidiary’s (Aprisma) lease obligations and related maintenance and management fees through 2012. At April 2, 2005, the amount of the guarantee was $4.0 million and automatically reduces to $3.0 million on February 1, 2009, to $2.0 million on February 1, 2010 and to $1.0 million on February 1, 2011 and terminates on February 1, 2012. The Company estimates the fair value of the guarantee to be between $2.0 million and $4.0 million based on current market rates for similar property. The Company is indemnified for up to $3.5 million in losses it may incur in connection with this guarantee. The Company has pledged $4.0 million to secure this guarantee.

     At April 2, 2005, the Company had non-cancelable purchase commitments of approximately $24.9 million primarily with its contract manufacturers. All of these purchase commitments are expected to be paid in fiscal year 2005.

     At April 2, 2005, the Company had commitments of approximately $9.3 million related to royalty and license agreements. The Company expects to make payments of $6.9 million and $2.4 million in fiscal years 2005 and 2006, respectively.

ENTERASYS NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) – Continued

     14. Related Party Transactions

     Investments

     The Company has minority investments in debt and equity securities of certain companies. The Company does not have a controlling interest in these entities or exert any managerial control. Revenue recognized from sales to investee companies was $2.3 million for the three months ended April 2, 2005, and $2.l million for the three months ended April 3, 2004, and was related to transactions with normal terms and conditions.

     15. Common Stock Commitment

     During the fourth quarter of fiscal year 2003, the Company finalized its agreements to settle the outstanding shareholder litigation against the Company, and certain of its former directors and officers filed in connection with financial restatements for the 2001 fiscal and transition years. Under the financial terms of the settlements, the Company agreed to pay $17.4 million in cash and to distribute 8,727,851 shares of its stock with a settlement date value of $33.0 million. The Company paid $17.0 million of its cash obligation, and distributed 1,304,340 shares of its treasury stock with a value of $4.9 million during the fourth quarter of fiscal year 2003 and paid the remaining cash obligation of $0.4 million in fiscal year 2004. During the first quarter of fiscal year 2005, the Company distributed the remaining stock obligation of 7,423,511 shares of its stock, which included the remaining 1,748,861 shares of the Company’s treasury stock.

     16. Subsequent Events

     On April 27, 2005, the Company announced that it was developing a plan to undertake significant cost-reduction actions commencing in the second quarter of fiscal year 2005. This plan includes reducing the Company’s workforce by approximately 300 employees, or 30%, from the level at the end of the first quarter of fiscal year 2005 as well as the cancellation or curtailment of certain spending programs. Once completed, the Company anticipates quarterly expense reductions of $10.0 million to $13.0 million by the fourth quarter. These cost reduction activities are expected to involve most functions within the Company with the majority of savings expected to be in research and development activities and the selling, general and administrative functions. As a result of the cancellation or curtailment of certain spending programs, the Company is expecting to record contract cancellation costs of approximately $1.5 million in the second quarter of fiscal year 2005.

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

     We refer to our current fiscal year, the twelve-month period ending December 31, 2005 as “fiscal year 2005” and our prior fiscal year, the twelve-month period ended January 1, 2005 as “fiscal year 2004” throughout this Item.

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

     Our product revenue consists primarily of sales of our network hardware, including switches, routers, wireless devices and other networking equipment. Product revenue also includes revenue from the sale of our software products, including our Dragon intrusion detection software and our NetSight network management software. Our services revenue is derived primarily from our contracts to provide on-going maintenance and support services around the world, 7 days a week, 24 hours a day. We also derive service revenue from network outsourcing contracts and professional services to install, develop and improve network performance and capabilities.

     We have incurred operating losses in recent years. The loss from operations was $18.2 million in the first quarter of fiscal year 2005 compared with $34.0 million in the first quarter of fiscal year 2004. For fiscal year 2004, the loss from operations was $80.4 million.

     During fiscal year 2004, we developed and implemented several cost reduction initiatives designed to align the cost structure of our business with our Secure Networks strategy and the decline in revenues. In an effort to further reduce costs, we announced in late April 2005 that we are developing a plan to undertake significant cost-reduction actions commencing in the second quarter of fiscal year 2005. This plan includes reducing our workforce by approximately 300 employees, or 30%, from the level at the end of the first quarter of fiscal year 2005 as well as the cancellation or curtailment of certain spending programs. Once completed, we anticipate quarterly expense reductions of approximately $10.0 million to $13.0 million by the fourth fiscal quarter of 2005. These cost reduction activities are expected to involve most functions within Enterasys, with the majority of savings expected to be in research and development activities and the selling, general and administrative functions.

     Net revenues were $80.6 million for the first three months of fiscal year 2005, which decreased by 11.0% from the fourth quarter of fiscal year 2004. The sequential decline in quarterly net revenue was due primarily to an industry-wide slowdown in purchasing that occurred late in the first quarter. The decrease in revenue was most pronounced in our North American and European distribution channels and appears to be primarily related to longer sales cycles resulting from delays in customer purchasing decisions.

     Consistent with our goal of increasing future revenues, we made the following improvements to our competitive position and productivity during the first three months of fiscal year 2005:

•	Released our Matrix X Series core router to production with first quarter revenues from the X Series meeting our internal sales goals;

•	Focused our efforts on increasing sales opportunities through our global partners (Siemens, Lucent, Dell, IBM and EDS), which increased sales from these partners by approximately 20% in the first quarter compared with the prior quarter;

•	Products put into production since the introduction of the N Series in the second quarter of fiscal year 2003 (“New Product revenue”) increased to 75% of product sales for first quarter of fiscal year 2005; and

•	“New customer revenue” was 14% of our total first quarter revenue (new customer is defined as a customer that has not purchased any Enterasys products within three years).

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

	Three Months Ended
	April 2, 2005	April 3, 2004
Net revenue:
Product	72.6%	72.0%
Services	27.4	28.0

Total net revenue	100.0	100.0

Cost of revenue:
Product	59.0	53.2
Services	48.2	41.1

Total cost of revenue	56.0	49.8

Gross Margin:
Product gross margin	41.0	46.8
Services gross margin	51.8	58.9

Total gross margin	44.0	50.2

Research and development	20.1	23.5
Selling, general and administrative	45.3	48.7
Amortization of intangible assets	1.2	1.8
Impairment of intangible assets	—	10.0
Restructuring charges	—	5.1

Total operating expenses	66.6	89.1

Loss from operations	(22.6)%	(38.9)%

     First Quarter of Fiscal Year 2005 Compared to the First Quarter of Fiscal Year 2004

     Net Revenue

     Net revenue decreased by $6.6 million, or 7.6%, to $80.6 million in the first quarter of fiscal year 2005 from $87.2 million in the first quarter of fiscal year 2004. Net revenues in the first quarter of fiscal year 2005 were negatively impacted by an industry-wide slowdown in purchasing that occurred late in the quarter. This appears to be primarily related to longer sales cycles resulting from delays in customer purchasing decisions. Geographically, net revenue from Asia Pacific decreased in the first quarter of fiscal year 2005 from the prior year’s first quarter by $3.1 million, or 33.8%, primarily due to a decrease in sales of older generation products. Net revenues from North America, Latin America and Europe, the Middle East, and Africa also declined by $0.9 million, $0.7 million and $1.9 million, respectively.

     Net product revenue of $58.5 million in the first quarter of fiscal year 2005 decreased by $4.3 million, or 6.9%, compared with $62.8 million in the prior year’s first quarter. The decline was primarily a result of lower sales from older generation products, such as Layer 2 switching products and our legacy core routing products, which were only partially offset by increased sales of new products. New product revenue represented 75% of our product revenue in the first quarter of fiscal year 2005 as compared to 47% for the first quarter of fiscal year 2004.

          In the first quarter of fiscal year 2005, net services revenue of $22.1 million declined by $2.3 million, or 9.5%, compared with $24.4 million in the first quarter of fiscal year 2004. The decrease was primarily due to a declining maintenance revenue base in North America resulting from the expiration of higher priced maintenance contracts on older generation products, as well as lower professional services revenue. In the near term, we believe future net services revenue could continue to decline by approximately $1 million to $2 million per quarter from the first quarter of fiscal year 2005 until growth in new product sales and associated maintenance contracts are sufficient to replace the expiration of higher-priced maintenance contracts on older generation products.

     Gross Margin

     Total gross margin of $35.4 million in the first quarter of fiscal year 2005 decreased by $8.4 million compared with $43.8 million in the prior year’s first quarter. As a percentage of net revenue, total gross margin decreased to 44.0% in the first quarter of fiscal year 2005 compared with 50.2% in the first quarter of fiscal year 2004.

     Product gross margin was 41.0% in the first quarter of fiscal year 2005 compared with 46.8% in the prior year. Product gross margin percentage declined primarily due to changes in product mix. Provisions for inventory write-downs were $3.3 million or 5.7% of product revenue for the first quarter of fiscal year 2005 compared with $3.8 million or 6.0% of product revenue for the first quarter of fiscal year 2004.

          Services gross margin percentage decreased to 51.8% in the first quarter of fiscal year 2005 as compared with 58.9% in the prior year’s first quarter, primarily due to higher provisions for inventory write-downs. Service spares inventory was written down by $3.5 million to net realizable value in the first quarter of fiscal year 2005 due to an excess of certain older generation service parts based on lower projected usage and an expected consolidation of service depots. Service inventory write-downs were $0.9 million in the first quarter of fiscal year 2004. The margin impact of the increase in inventory write-downs was partially offset by lower labor costs as a result of our workforce reductions. We may incur additional near-term, non-cash inventory write-downs as we attempt to further combine and reduce overall service inventory levels over the next several quarters. We currently expect service margins to return to historical levels when these activities are complete.

     Operating Expenses

     For the first quarter of fiscal year 2005, research and development expense decreased by $4.3 million to $16.2 million compared with $20.5 million in the first quarter of fiscal year 2004. The decline from the prior year was primarily due to lower labor-related costs of approximately $3.3 million from our cost reduction initiatives, a decrease of approximately $0.7 million in facilities related costs due to facility closures, a decrease in outside services of approximately $0.2 million related to the timing of various projects, and lower depreciation expense of approximately $0.3 million from reduced capital expenditures.

     Selling, general and administrative (“SG&A”) expense in the first quarter of fiscal year 2005 decreased by $5.9 million to $36.5 million compared with $42.4 million in the prior year. Significant components of the decline in SG&A expense were a decrease in labor-related costs of approximately $3.7 million from our cost of reduction initiatives, a decrease in marketing and advertising expenses of approximately $1.9 million due to the launch of our Secure Networks campaign in the first quarter of fiscal year 2004 and a decrease in recoveries of bad debts and lease guarantees of approximately $1.1 million.

     Amortization of Intangible Assets

     Amortization costs for intangible assets decreased by $0.7 million to $0.9 million in the first quarter of fiscal year 2005 compared with $1.6 million the prior year as a result of the impairment and related write off of certain intangible assets during the first quarter of fiscal year 2004 and other intangibles becoming fully amortized.

     Impairment of Intangible Assets

     During the first quarter of fiscal year 2004, we recorded an impairment charge of $8.7 million relating to the write-down of patents and technology intangible assets recorded in connection with our fiscal year 2001 acquisition of Indus River Networks. In conjunction with our first quarter fiscal year 2004 restructuring plan, we decided to curtail certain development efforts which reduced forecasted demand on future products that would have used this technology. As a result, the intangible assets fair value was determined to be zero based on a discounted cash flows analysis.

     Restructuring and Other Charges

     In the first quarter of fiscal year 2005, we recorded restructuring and other charges of $0.8 million related to workforce reductions and facility closings. In connection with the workforce reduction, we recorded employee severance related costs of $0.4 million for approximately 9 individuals. The reductions were a continuation of our previously announced plan. Additionally, we recorded facility exit costs of $0.4 million primarily due to exiting one facility and adjusting the sublease estimate for two other facilities. Offsetting this expense was a reversal of prior year severance expense of $0.8 million related to a change in estimated severance benefits as well as changes in the employee population expected to receive such benefits.

     In connection with the workforce reduction plan initiated during the first quarter of fiscal year 2004, we recorded restructuring and other charges of $4.5 million related to workforce reductions and facility closings. In connection with this plan, we recorded employee severance related costs of $3.8 million for approximately 200 employees, and also recorded facility exit costs of $0.7 million to exit a research facility and a regional sales office.

     Other Income (Expense), net

     Net other income (expense) was $0.1 million for the first quarter of fiscal year 2005 compared with $(2.9) million for the first quarter of fiscal year 2004. Loss on minority investments for the first quarter of 2004 was $3.4 million and related to reductions in carrying value due to event-specific impairments.

     Income Tax Benefit

     For the first quarter of fiscal years 2005 and 2004, we did not record an income tax benefit for losses generated in the U.S. due to the uncertainty of realizing such benefits and the fact that we have fully utilized our tax loss carryback benefits. We recorded an income tax benefit of $6.5 million for the first three months of fiscal year 2005 primarily due to an audit which was completed by the U.K. Inland Revenue of our tax returns filed for the periods 1997 through 2003, resulting in a favorable settlement. The benefit consisted of $5.0 million released from a previously accrued tax reserve and a $1.5 million tax refund receivable that is expected to be received during the second quarter of fiscal year 2005. Due to certain foreign and state taxes, we recorded an income tax benefit of $0.3 million for the first quarter of fiscal year 2004.

     During the quarter ended April 2, 2005, we changed our method of accounting for reporting changes in interim periods to liabilities resulting from changes in judgments or settlements related to uncertain tax positions. We had previously accounted for such changes in judgments and settlements as adjustments to the estimated annual effected rate. We are changing our method to account for such changes in judgments and settlements as a discrete item in the interim period of change. This discrete method recognizes the effect of any change in reserve only in the quarter of the change. The newly adopted accounting method is preferable in the circumstances because it better reflects our consolidated financial position and operations at the time of the change in our uncertain tax positions. As a result of the change in method, income tax benefit was increased by $4.8 million for the quarter ended April 2, 2005. If we had used the discrete method during the quarter ended April 3, 2004, there would have been no change to the amounts previously reported as income tax benefit and net loss.

     Liquidity and Capital Resources

     The sections below discuss the commitments on our liquidity and capital resources, and the effects of changes in our balance sheet and cash flows.

     Commitments

     The following is a summary of our significant contractual cash obligations and other commercial commitments as of April 2, 2005:

		Less than	1-3	4-5	Over 5
	Total	1 Year	Years	Years	Years
		(In millions)
Contractual Cash Obligations
Non-cancelable lease obligations	$23.2	$7.0	$10.1	$2.5	$3.6
Non-cancelable purchase commitments, net	24.9	24.9	—	—	—
Obligations under restructuring plans (1)	7.4	4.1	2.2	0.9	0.2
Royalty and license obligations	9.3	6.9	2.4	—	—

Total contractual cash obligations	$64.8	$42.9	$14.7	$3.4	$3.8

Other Commercial Commitments

Aprisma lease payment guarantees (2)	$4.0	$—	$—	$1.0	$3.0

(1)	Includes lease obligations for exited facilities of $1.2 million in 2005, $1.7 million in 2006, $0.8 million in 2007, $0.5 million in 2008, $0.4 million in 2009 and $0.3 million thereafter.

(2)	The Aprisma lease guarantee reduces to $3.0 million in 2009, $2.0 million in 2010, and $1.0 million in 2011 and terminates in 2012. We are indemnified for up to $3.5 million in losses.

     Balance Sheet and Cash Flows

     As of April 2, 2005, our liquid investments totaled $121.7 million, as compared to $150.0 million at January 1, 2005 and consisted of cash and cash equivalents of $45.8 million plus short and long-term marketable securities of $75.9 million. The decrease in liquid investments during the first three months of fiscal year 2005 is the result of the loss from operations, net uses from changes in current assets and liabilities, and capital expenditures. Based on our liquid investment position at April 2, 2005, we believe that we have sufficient liquid investments to fund our on-going operations and future obligations for at least the next twelve months.

     In connection with the issuance of letters of credit, performance bonds and certain litigation matters, we have agreed to maintain specified amounts of cash, cash equivalents and marketable securities in collateral accounts. These assets totaled $4.9 million at April 2, 2005, and are classified as “Restricted cash, cash equivalents and marketable securities” on our balance sheet. Restricted cash decreased by $0.5 million during the first quarter of fiscal year 2005 as restrictions relating to certain standby letters of credit were released.

     Net cash used in operating activities was $28.2 million for the three months ended April 2, 2005 and consisted of a $5.1 million loss from operations after adjustments for certain non-cash items, plus net uses from changes in current assets and liabilities of $23.1 million, primarily due to the net change in accounts receivable and customer advances due to a decline in net revenues compared with the fourth quarter of fiscal year 2004 and a higher volume of revenue shipments occurring in the final weeks of the quarter. Also contributing to the net cash used from changes in current assets and liabilities were the increase in inventory as well as employee-related severance and annual incentive payments. We currently expect to use cash in our second quarter of fiscal year 2005 operating activities primarily due to continued operating losses as well as severance and other restructuring related payments, but at a reduced level from what we experienced during the first quarter of fiscal year 2005.

     Capital expenditures for the first three months of fiscal year 2005 were $0.6 million. We expect capital spending of approximately $3.0 million to $6.0 million for the remainder of fiscal year 2005.

     Net accounts receivable was $34.6 million at April 2, 2005 compared with $29.1 million at January 1, 2005. The increase in accounts receivable is due primarily to the higher than expected volume of revenue shipments occurring in the final weeks of the quarter. The number of days sales outstanding was 39 days at April 2, 2005, compared to 29 days at January 1, 2005.

     Prepaid expenses and other current assets of $13.9 million at April 2, 2005 decreased by $4.4 million from year end primarily due to a decrease in prepaid taxes due to the receipt of various VAT receivables during the quarter. Income taxes payable has declined by $7.7 million to $24.8 million at April 2, 2005 primarily due to a favorable settlement with an overseas tax authority.

     Application of Critical Accounting Policies

     Our significant accounting policies are described in Note 2 to the consolidated financial statements included in Item 8 of our annual report on Form 10-K for the fiscal year ended January 1, 2005. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience, current conditions and various other assumptions that are believed to be reasonable under the circumstances. The markets for our products are characterized by rapid technological development, intense competition and frequent new product introductions, any of which could affect the future realizability of our assets. Estimates and assumptions are reviewed on an ongoing basis and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Actual results could differ from those estimates under different assumptions or conditions. We believe the following critical accounting policies impact our judgments and estimates used in the preparation of our consolidated financial statements.

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

     Valuation of Goodwill. Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. In accordance with Financial Accounting Standards Board, or FASB, Statement of Financial Standards, or “SFAS”, No. 142, goodwill is subject to an annual impairment test using a fair-value-based approach. We have designated the end of the third quarter of each fiscal year as the date of the annual impairment test. In assessing the fair value of goodwill, we use the quoted market price of our common stock to determine fair value since the entire Company is considered to be one reporting unit. In addition to the annual impairment test, SFAS No. 142 also requires us to perform an impairment test if an event or circumstances indicate that it is more likely than not that an impairment may have occurred. We determined that the revenue decline in the first quarter of fiscal year 2005 constituted an event requiring an impairment test. Based on our impairment test, we found no impairment of recorded goodwill. At April 2, 2005, the carrying value of goodwill on our balance sheet was $15.1 million.

     Valuation of Long-lived Assets. Long-lived assets are comprised of property, plant and equipment and intangible assets with finite lives. We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable through projected undiscounted cash flows expected to be generated by the asset. When we determine that the carrying value of intangible assets and fixed assets may not be recoverable, we measure impairment by the amount by which the carrying value of the asset exceeds the related fair value. Estimated fair value is generally based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in the business underlying the asset in question. At April 2, 2005, the carrying value of long-lived assets, including fixed assets and intangible assets, was $27.5 million.

     Restructuring Reserves. We have periodically recorded restructuring charges in connection with our plans to reduce the cost structure of our business. These restructuring charges, which reflect management’s commitment to a termination or exit plan that will be completed within twelve months, require management’s judgment and may include severance benefits and costs for future lease commitments or excess facilities, net of estimated future sublease income. In determining the amount of the facility exit costs, we are required to estimate such factors as future vacancy rates, the time required to sublet properties and sublease rates. If the actual cost incurred exceeds the estimated cost, an additional charge to earnings will result. If the actual cost is less than the estimated cost, a reduction to restructuring charges will be recognized in the statement of operations. During the first quarter of fiscal year 2005, we recorded restructuring and other charges of $0.8 million related to workforce reductions and facility closings. In connection with the workforce reduction, we recorded employee severance related costs of $0.4 million for approximately 9 individuals. The reductions were a continuation of our previously announced plan. Additionally, we recorded facility exit costs of $0.4 million primarily due to exiting one facility and adjusting the sublease estimate for two other facilities. Offsetting this expense was a prior year reversal of severance expense of $0.8 million related to a change in estimated benefits as well as the removal of certain employees from prior workforce reductions. At April 2, 2005, we have estimated sublease income associated with vacated facilities of approximately $1.8 million. This estimate of sublease income is subject to change based on known real estate market conditions.

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

     During the quarter ended April 2, 2005, we changed our method of accounting for reporting changes in interim periods to liabilities resulting from changes in judgments or settlements related to uncertain tax positions. We had previously accounted for such changes in judgments and settlements as adjustments to the estimated annual effected rate. We are changing our method to account for such changes in judgments and settlements as a discrete item in the interim period of change. This discrete method recognizes the effect of any change in reserve only in the quarter of the change. The newly adopted accounting method is preferable in the circumstances because it better reflects our consolidated financial position and operations at the time of the change in our uncertain tax positions. As a result of the change in method, income tax benefit was increased by $4.8 million for the quarter ended April 2, 2005. If we had used the discrete method during the quarter ended April 3, 2004, there would have been no change to the amounts previously reported as income tax benefit and net loss.

     Summary of Critical Estimates Included in Our Consolidated Results of Operations. The following table summarizes the (income) expense impact on our results of operations arising from our critical accounting estimates:

	Three Months Ended
	April 2, 2005	April 3, 2004
Provision for product inventory write-downs	$3.3	$3.8
Provision for service inventory valuations	3.5	0.9
Provision for tax contingencies	(6.4)	0.4
Net recoveries of doubtful accounts and notes receivable	—	(0.6)
Restructuring and other charges	—	4.5
Impairment of intangible assets	—	8.7

Total net expense from critical accounting estimates	$0.4	$17.7

     New Accounting Pronouncements

     In March 2005, the FASB issued FIN No. 47, Accounting for Conditional Asset Retirement Obligations (“Fin 47”). FIN 47 clarifies that the term Conditional Asset Retirement Obligation as used in FASB Statement No. 143, Accounting for Asset Retirement Obligation, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. We are required to adopt the provisions of FIN 47 by May 2006, although earlier adoption is permitted. We have yet to determine the impact, if any, of FIN 47 on our consolidated financial statements.

     In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, the Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF 03-1”). The Issue’s objective is to provide guidance for identifying other-than-temporarily impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued a FASB Staff Position (FSP) EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until further notice. Once the FASB reaches a final decision on the measurement and recognition provisions, we will evaluate the impact of the adoption of the accounting provisions of EITF 03-1.

     In December 2004, the FASB issued FASB Staff Position (“FSP”) No. 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (“ESP109-1”). The American Jobs Creation Act of 2004 (“AJCA”) introduces a special 9% tax deduction on qualified production activities. FSP 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with SFAS No. 109.

     In December 2004, the FASB issued FSP No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FSP 109-2”). The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a US taxpayer (repatriation provision), provided certain criteria are met. FSP 109-2 provides accounting and disclosure guidance for the repatriation provision. We do not plan to change our intention to permanently reinvest the undistributed earnings of our foreign subsidiaries. We do not expect the enactment of the AJCA to have a material impact on our consolidated financial position, results of operations or cash flows.

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123(R) requires that compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The requirements of FAS 123(R) are effective for the Company’s fiscal year beginning January 1, 2006, as a result of the SEC’s recent decision to delay the effective date of FAS 123(R) by six months. The Company is currently evaluating the requirements of SFAS 123(R) and has not yet fully determined the impact on its consolidated financial statements. The stock-based employee compensation expense presented in the Company’s pro forma financial results required to be disclosed under the current SFAS 123 was $1.6 million and $5.2 million for the first quarter of fiscal year 2005 and first quarter of fiscal year 2004, respectively.

     In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets (“SFAS No. 153”). This statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. This statement is effective for fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material affect on our results of operations or financial position.

     In November 2004, the FASB issued SFAS No. 151, Inventory Costs (“SFAS No. 151”). This statement amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This statement is effective for fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a material affect on our results of operations or financial positions.

CAUTIONARY STATEMENTS

Risks Related to our Financial Results and Condition

Our quarterly operating results may fluctuate, which could cause us to fail to meet quarterly operating targets and result in a decline in our stock price

     Our operating expenses are largely based on anticipated organizational size and revenue trends, and a high percentage of these expenses are, and will continue to be, fixed in the short term. As a result, if our revenue for a particular quarter is below our expectations; we will be unable to proportionately reduce our operating expenses for that quarter. Any revenue shortfall in a quarter may thus cause our financial results for that quarter to fall below the expectations of public market analysts or investors, which could cause the price of our common stock to fall. Any increase in our fixed expenses will increase the magnitude of this risk. In addition, the unpredictability of our operating results from quarter to quarter could cause our stock to trade at lower prices than it would if our results were consistent from quarter to quarter.

     Our quarterly operating results may vary significantly from quarter to quarter in the future due to a number of factors, including:

-	fluctuations in the demand for our products and services;

-	the timing and size of sales of our products or the cancellation or rescheduling of significant orders;

-	the length and variability of the sales cycle for our products;

-	the timing of implementation and product acceptance by our customers and by customers of our distribution partners;

-	the timing and success of new product introductions;

-	increases in the prices or decreases in the availability of the components we purchase;

-	price and product competition in the networking industry;

-	our ability to source and receive from third party sources appropriate product volumes and quality;

-	our ability to execute on our operating plan and strategy;

-	manufacturing lead times and our ability to maintain appropriate inventory levels;

-	the timing and level of research, development and prototype expenses;

-	the mix of products and services sold;

-	changes in the distribution channels through which we sell our products and the loss of distribution partners;

-	the uncertainties inherent in our accounting estimates and assumptions and the impact of changes in accounting principles;

-	our ability to achieve targeted cost reductions;

-	indemnity claims by eligible current or former directors and officers; and

-	general economic conditions as well as those specific to the networking industry.

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

We have a history of losses in recent years and may not operate profitably in the future

     We have experienced losses in recent years and may not achieve or sustain profitability in the future. We will need to either generate higher revenue or reduce our costs to achieve and maintain profitability. We may not be able to generate higher revenue or reduce our costs, and, if we do achieve profitability, we may not be able to achieve, sustain or increase our profitability over subsequent periods. Our revenue has been negatively affected by uncertain economic conditions worldwide, which has increased price and technological competition for most of our products, as well as resulted in longer selling cycles. If uncertain worldwide economic conditions continue for an extended period of time, our ability to maintain and increase our revenue may be significantly limited. In addition, while we continue to implement cost reduction plans designed to decrease our expenses, including reductions in the size of our workforce, we will continue to have large fixed expenses and expect to continue to incur significant sales and marketing, product development, customer support and service and other expenses. Our additional cost-cutting efforts may result in the recording of additional financial charges, such as workforce reduction costs, facilities reduction costs, asset write downs and contractual settlements. Further, our recently announced reduction of 300 employees, or 30%, from the level at the end of the first quarter of fiscal year 2005, may impair our ability to realize our current or future business objectives. Costs incurred in connection with our cost-cutting efforts may be higher than the estimated costs of such actions and may not lead to anticipated cost savings. As a result, our cost-cutting efforts may not result in a return to profitability.

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

We continue to introduce new products, and if our customers delay product purchases or choose alternative solutions, our revenue could decline, we may incur excess and obsolete inventory charges, and our financial condition could be harmed

     We are in the process of introducing new versions of our entire product portfolio, including introducing our new core router in the first quarter of fiscal year 2005. Among the risks associated with the introduction of new products are delays in development or manufacturing, failure to accurately predict customer demand, effective management of new and discontinued product inventory levels, and risks associated with customer qualification and evaluation of new products. Many of our customers may initially require additional time to evaluate our new products, extending the sales cycle, or may choose alternative solutions. In addition, sales of our existing products could decline as customers await the release of our new products and, as a result, we could be exposed to an increased risk of excess quantities of slow moving product or inventory obsolescence. If customers defer purchasing decisions or choose alternative solutions in connection with our new product introductions, our revenue could decline and our financial condition could be harmed.

We have experienced changes in our senior management and our current management team has been together for only a limited time, which could harm our business and operations

     Since August 2001, there have been numerous changes in our senior management team. Most recently, in April 2005, our Executive Vice President of Worldwide Sales and Service was terminated and we appointed an acting Executive Vice President of

Worldwide Sales and Service. Also, in February of 2005 our President assumed the position of Chief Executive Officer and our Chief Executive Officer assumed the position of Executive Chairman. Because of these changes, our current management team has not worked together for a significant length of time and may not be able to work together effectively to successfully develop and implement business strategies. In addition, as a result of these management changes, management will need to devote significant attention and resources to preserve and strengthen relationships with employees and customers. If our management team is unable to develop successful business strategies, achieve our business objectives, or maintain positive relationships with employees and customers, our ability to grow our business and successfully meet operational challenges could be impaired.

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

     Our future success also depends on our continuing ability to identify, hire, train, assimilate and retain large numbers of highly qualified engineering, sales, marketing, managerial and support personnel. If we cannot successfully recruit and retain such persons, particularly in our engineering and sales departments, our development and introduction of new products could be delayed and our ability to compete successfully could be impaired. The competition for qualified employees in our industry is particularly intense in the New England area, where our principal operations are located, and it can be difficult to attract and retain quality employees at a reasonable cost. We have from time to time experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. In addition, the significant downturn in our business environment has caused us to significantly reduce our workforce and implement other cost-containment activities. These actions, including our recently announced workforce reduction of 300 employees or 30% of our total headcount at the end of the first quarter of fiscal year 2005, may lead to disruptions in our business, reduced employee morale and productivity, increased attrition and difficulty retaining existing employees and recruiting future employees, any of which could harm our business and operating results.

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

     We cannot be assured that additional capital, if required, will be available on acceptable terms, or at all. If we are unable to obtain additional capital when needed or reduce our expenses, it is likely that our product development and marketing efforts will be restricted, which would harm our ability to develop new and enhanced products, expand our distribution relationships and customer base, and grow our business. This could adversely impact our competitive position and cause our revenue to decline. To the extent that we raise additional capital through the sale of equity or convertible debt securities, existing stockholders may suffer dilution. Also, these securities may provide the holders with rights, privileges and preferences senior to those of common stockholders. If we raise additional capital through the sale of debt securities, the terms of the debt could impose restrictions on our operations.

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

     If we fail to maintain our listing on the New York Stock Exchange, or other public securities exchange, the price and liquidity of our common stock may decline

     The New York Stock Exchange has several quantitative criteria for maintaining continued listing of common stock on the exchange, including a requirement that the 30-day average closing price per share must be no less than $1.00. Since April 8, 2005, our common stock has traded below $1.00 per share, and we recently received a notice from the New York Stock Exchange that our continued listing is under review. We have six months from receipt of the New York Stock Exchange notice to increase our 30-day average closing price per share to $1.00 to maintain our listing. The New York Stock Exchange has additional criteria that we must meet in order to maintain our listing. Moreover, the exchange is not limited by this criteria, and it may make an appraisal of, and determine on an individual basis, the suitability for continued listing of an issue in light of all pertinent facts whenever it deems such an action is appropriate, even though a security meets or fails to meet any enumerated criteria.

     If we fail to maintain the continued listing of our shares on a public stock exchange, our stock price would likely decline, the ability of our stockholders to buy and sell shares of our common stock may be materially impaired and the efficiency of the trading market for our common stock would be adversely affected. Delisting of our shares could harm our ability to recruit and retain directors and employees and diminish customer confidence in us, harming our revenues and our financial condition. In addition, our ability to raise capital in the public markets, should we desire to do so in the future, would be significantly impaired.

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

     The United States government may impose unique requirements on network equipment providers before they are permitted to sell to the government, such as that supplied products qualify as made in the United States. Such requirements may be imposed on some or all government procurements. We may not always satisfy all such requirements. Other governments or industries may establish similar performance requirements or tests that we may be unable to satisfy. If we are unable to satisfy the performance or other requirements of the United States government or other industries that establish them, our revenue may be negatively impacted. Because several of our significant competitors maintain dominant positions in selling network equipment products to enterprises and others, they may have the ability to establish de facto standards within the industry. Any actions by these competitors or other industry leaders that diminish compliance by our products with industry or de facto standards or the ability of our products to interoperate with other network communication products would be damaging to our reputation and our ability to generate revenue.

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

     In addition, because our contract manufacturers produce our products based on forward-looking demand projections that we supply to them, we may be unable to respond quickly to sudden changes in demand. With respect to sudden increases in demand, we may be unable to satisfy this demand with our products, thereby forfeiting revenue opportunities and damaging our customer relationships, and with respect to sudden decreases in demand, we may find ourselves with excess inventory, which could expose us to high manufacturing costs compared to our revenue in a financial quarter and increased risks of inventory obsolescence. These factors contributed to provisions for inventory write-downs of $6.8 million, $13.8 million, and $12.2 million for the first quarter of fiscal year 2005 and fiscal years 2004, and 2003, respectively.

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

Other Risks Related To Our Business

Our significant sales outside the United States subject us to increasing foreign political and economic risks, including foreign currency fluctuations

     Our sales to customers outside of the United States accounted for approximately 52.1%, 51.6% and 50.7% of our revenue for the first quarter of fiscal year 2005 and fiscal years 2004, 2003, respectively. We are seeking to expand partners as well as through strategic relationships in international markets. Consequently, we anticipate that sales outside of the United States will continue to account for a significant portion of our revenue in future periods.

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

The limitations of our director and officer liability insurance may materially harm our financial condition

     Our director and officer liability insurance for the period during which events related to certain previously disclosed and settled securities class action lawsuits against us and certain of our current and former officers and directors are alleged to have occurred, provides only limited liability protection. If these policies do not adequately cover expenses and certain liabilities relating to these lawsuits, our financial condition could be materially harmed. Our certificate of incorporation provides that we will indemnify and advance expenses to our directors and officers to the maximum extent permitted by Delaware law. The indemnification covers any expenses and liabilities reasonably incurred by a person, by reason of the fact that such person is or was or has agreed to be a director or officer, in connection with the investigation, defense and settlement of any threatened, pending or completed action, suit, proceeding or claim. During the first quarter of fiscal year 2005, we incurred $0.7 million in legal expenses as a result of our obligation to indemnify these officers and directors. During fiscal year 2004, we incurred a $3.8 million charge for these legal expenses. We are currently engaged in legal proceedings against certain of our insurers to recover these and other expenses and costs incurred by us in connection with related litigation matters, claims, and proceedings.

Our failure to maintain adequate systems, controls and procedures could harm our business

     If we do not maintain adequate overall systems, controls and procedures, our ability to manage our business and implement our strategies may be impaired, irregularities may occur or fail to be identified, and our business could be harmed and our stock price could decline. We have implemented and continue to implement enhancements designed to improve our overall systems, controls and procedures, including organizational changes, new business systems, new management information systems, communication of revenue recognition and other accounting policies to all of our employees, an internal audit function, new approval procedures and various other initiatives, including extensive supervisory and management oversight along with process improvement programs. Some of these enhancements may also result in higher future operating expenses, capital expenditures, or both. We may not be able to successfully implement these enhancements or improvements, or they could prove inadequate, and our business could be disrupted, our financial condition could be harmed and our stock price could decline.

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

     Foreign Currency Exchange Risk. Due to our global operating and financial activities, we are exposed to changes in foreign currency exchange rates. At April 2, 2005, we had net asset exposures to the Euro, Australian Dollar, Japanese Yen and Brazilian Real. These exposures may change over time as business practices evolve and could materially harm our financial results and cash flows.

     To minimize the potential adverse impact of changes in foreign currency exchange rates, we, at times, have used foreign currency forward and option contracts to hedge the currency risk inherent in our global operations. We do not use financial instruments for trading or other speculative purposes, nor do we use leveraged financial instruments. Gains and losses on these contracts are largely offset by gains and losses on the underlying assets and liabilities. We had no foreign exchange forward or option contracts outstanding at April 2, 2005.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     An evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter covered by this quarterly report on Form 10-Q was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on and as of the date of that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective in ensuring that all information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

     No significant changes were made to our internal controls during our most recent quarter that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

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

     In February 2005, we entered into an agreement in principle to settle this litigation which is subject to approval by the Court and does not reflect any admission of wrongdoing. If finally approved, the settlement would result in the dismissal and release of all claims and , under the financial terms of the settlement, we would pay $10.5 million in cash in addition to ongoing defense costs of approximately $1.1 million in connection with the litigation, the majority of which will offset by approximately $11.0 million in cash proceeds from certain of our insurers. During the first quarter of fiscal year 2005, we received $1.1 million of proceeds from one of our insurers.

Item 5. Other Information

     On May 10, 2005, we received a notice from the New York Stock Exchange (the “NYSE”) indicating that we are below one criterion for the NYSE’s continued listing standard requiring the average closing price of a security be not less than $1.00 over a consecutive thirty-day trading period. In accordance with the rules of the exchange, we plan to respond to the NYSE on or before May 20, 2005 expressing our intent to cure this deficiency. Under the NYSE’s rules, we must bring our share price and thirty-day average closing share price back above $1.00 by six months following receipt of the notification.

Item 6. Exhibits

10.1	Amended and Restated 2002 Employee Stock Purchase Plan.

10.2	2005 Enterasys Performance Incentive Plan, filed as exhibit 10.1 to the Registrant’s Form 8-K filed February 9, 2005.

18.1	KPMG Preferability Letter

31.1	Certification of Mark Aslett under Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Richard S. Haak, Jr. under Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Mark Aslett under Section 906 of the Sarbanes-Oxley Act.*

32.2	Certification of Richard S. Haak, Jr. under Section 906 of the Sarbanes-Oxley Act.*

*	The certifications under section 906 are being “furnished” hereunder and shall not be deemed “filed” for purposes of section 18 of the Securities Exchange Act of 1934.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTERASYS NETWORKS, INC.

/s/ Mark Aslett

Date: May 12, 2005	By:	Mark Aslett
President & Chief Executive Officer

ENTERASYS NETWORKS, INC.

/s/ Richard S. Haak, Jr.

Date: May 12, 2005	By:	Richard S. Haak, Jr.
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.1	Amended and Restated 2002 Employee Stock Purchase Plan.

10.2	2005 Enterasys Performance Incentive Plan, filed as Exhibit 10.1 to the Registrant’s Form 8-K filed February 9, 2005.

18.1	KPMG PREFERABILITY LETTER

31.1	Certification of Mark Aslett under Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Richard S. Haak, Jr. under Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Mark Aslett under Section 906 of the Sarbanes-Oxley Act.*

32.2	Certification of Richard S. Haak, Jr. under Section 906 of the Sarbanes-Oxley Act.*

*	The certifications under section 906 are being “furnished” hereunder and shall not be Deemed “filed” for purposes of section 18 of the Securities Exchange Act of 1934.