Form 10-Q
period 2005-07-02
ENTERASYS NETWORKS INC /DE/
filed 2005-08-11
CIK 846909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 2, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-10228
Enterasys Networks, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-2797263 (I.R.S. Employer Identification No.)
50 Minuteman Road
Andover, Massachusetts 01810
(978) 684-1000
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 in the Exchange Act) Yes ☑ No ☐
     As of August 2, 2005 there were 218,444,961 shares of Enterasys common stock, $0.01 par value, outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
ENTERASYS NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS

	July 2,	January 1,
	2005	2005
	(In thousands, except share and
	per share amounts)
	(unaudited)	(a)

Current assets:
Cash and cash equivalents	$59,235	$70,947
Marketable securities	48,214	48,472
Accounts receivable, net	27,871	29,088
Inventories	23,270	27,200
Income tax receivable	607	1,732
Insurance receivable	9,958	11,008
Prepaid expenses and other current assets	15,129	18,334

Total current assets	184,284	206,781
Restricted cash, cash equivalents and marketable securities	4,857	5,357
Long-term marketable securities	5,285	30,596
Investments	186	388
Property, plant and equipment, net	17,741	27,828
Goodwill	15,129	15,129
Intangible assets, net	2,374	4,234

Total assets	$229,856	$290,313

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$18,045	$28,841
Accrued compensation and benefits	17,142	23,574
Accrued legal and litigation costs	11,477	12,945
Accrued restructuring charges	10,645	9,528
Other accrued expenses	14,116	19,001
Deferred revenue	32,695	33,136
Customer advances and billings in excess of revenues	14,463	11,341
Income taxes payable	26,556	32,427

Total current liabilities	145,139	170,793
Long-term deferred revenue	6,323	6,214
Long-term accrued restructuring charges	2,900	3,568

Total liabilities	154,362	180,575

Commitments and contingencies

Stockholders’ equity:
Series F preferred stock, $1.00 par value; 300,000 shares authorized; none outstanding	—	—
Undesignated preferred stock, $1.00 par value; 1,700,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value; 450,000,000 shares authorized; 218,434,961 and 212,350,461 shares issued and 218,434,961 and 210,601,600 shares outstanding at July 2, 2005 and January 1, 2005, respectively	2,184	2,124
Additional paid-in capital	1,161,308	1,191,026
Accumulated deficit	(1,095,662)	(1,061,384)
Treasury stock, at cost; none and 1,748,861 common shares at July 2, 2005 and January 1, 2005, respectively	—	(30,119)
Accumulated other comprehensive income	7,664	8,091

Total stockholders’ equity	75,494	109,738

Total liabilities and stockholders’ equity	$229,856	$290,313

(a)	The balance sheet at January 1, 2005 has been derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
See accompanying notes to consolidated financial statements.

ENTERASYS NETWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended		Six months ended
	July 2,	July 3,	July 2,	July 3,
	2005	2004	2005	2004
	(In thousands, except per share amounts)
	(unaudited)

Net revenue:
Product	$56,770	$67,424	$115,261	$130,223
Services	21,376	24,310	43,456	48,705

Total net revenue	78,146	91,734	158,717	178,928

Cost of revenue:
Product	31,044	34,879	65,557	68,281
Services	6,893	9,768	17,527	19,792

Total cost of revenue	37,937	44,647	83,084	88,073

Gross margin	40,209	47,087	75,633	90,855
Operating expenses:
Research and development	14,294	19,670	30,484	40,144
Selling, general and administrative	31,631	45,534	68,156	87,976
Amortization of intangible assets	929	929	1,859	2,527
Restructuring charges	9,791	1,408	9,774	5,893
Asset impairments and other charges	6,771	—	6,771	8,734

Total operating expenses	63,416	67,541	117,044	145,274

Loss from operations	(23,207)	(20,454)	(41,411)	(54,419)
Interest income, net	961	800	1,876	1,650
Other expense, net	(93)	(6,349)	(16)	(9,216)

Loss before income taxes	(22,339)	(26,003)	(39,551)	(61,985)
Income tax provision (benefit)	1,266	(6,744)	(5,273)	(7,027)

Net loss	$(23,605)	$(19,259)	$(34,278)	$(54,958)

Basic and diluted net loss per common share	$(0.11)	$(0.09)	$(0.16)	$(0.25)

Basic and diluted weighted average common shares outstanding	218,434	217,497	218,340	217,274

See accompanying notes to consolidated financial statements.

ENTERASYS NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended
	July 2,	July 3,
	2005	2004
	(In thousands)
	(unaudited)

Cash flows from operating activities:
Net loss	$(34,278)	$(54,958)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,083	11,922
Provision for (recoveries on) accounts receivable	(558)	(1,000)
Provision for inventory write-downs	7,981	9,329
Asset impairment charges	6,236	8,734
(Gain) loss on minority investments	(77)	9,998
Unrealized loss on foreign currency transactions	54	181
Provision for tax contingencies	(5,602)	(7,746)
Other, net	36	(337)
Changes in current assets and liabilities:
Accounts receivable	1,890	1,130
Inventories	(3,735)	(8,580)
Prepaid expenses and other current assets	3,412	(2,271)
Accounts payable and accrued expenses	(22,329)	(5,524)
Customer advances and billings in excess of revenues	3,134	(1,679)
Deferred revenue	(53)	(3,204)
Income taxes, net	692	803

Net cash used in operating activities	(34,114)	(43,202)

Cash flows from investing activities:
Capital expenditures	(2,766)	(6,132)
Purchase of minority investments	—	(1,450)
Proceeds from sales of minority investments	279	1,171
Purchase of marketable securities	(3,000)	(34,360)
Sales and maturities of marketable securities	28,357	16,241
Release of restricted cash	500	8,031

Net cash provided by (used in) investing activities	23,370	(16,499)

Cash flows from financing activities:
Proceeds from exercise of stock options	97	1,753
Proceeds from common stock issued pursuant to employee stock purchase plans	366	1,209

Net cash provided by financing activities	463	2,962

Effect of exchange rate changes on cash	(1,431)	(379)

Net decrease in cash and cash equivalents	(11,712)	(57,118)
Cash and cash equivalents at beginning of period	70,947	136,801

Cash and cash equivalents at end of period	$59,235	$79,683

Supplemental disclosure of cash flow information:

Refunds received (cash paid) for income taxes, net	$174	$(200)
Non-cash transactions:
Issuance of stock for shareholder litigation	$28,068	$—
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
     Use of Estimates
     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include assessing the fair value of acquired assets, the amount and timing of revenue recognition, the collectibility of accounts receivable, the use and recoverability of inventory and tangible and intangible assets, and the amounts of incentive compensation liabilities and certain accrued employee benefits, accrued restructuring charges, litigation liabilities and contingencies, among others. The Company bases its estimates on historical experience, current conditions and various other assumptions that are believed to be reasonable under the circumstances. The markets for the Company’s products are characterized by rapid technological development, intense competition and frequent new product introductions, all of which could affect the future realizability of the Company’s assets. Estimates and assumptions are reviewed on an on-going basis and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Actual results could differ from those estimates.
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

	Three months ended		Six months ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
	(In thousands)
Net loss, as reported	$(23,605)	$(19,259)	$(34,278)	$(54,958)
Add: Total stock-based employee compensation expense determined under fair-value-based method for the employee stock option awards and the employee stock purchase plans	(980)	(3,439)	(2,549)	(8,622)

Pro forma net loss	$(24,585)	$(22,698)	$(36,827)	$(63,580)

Basic and diluted net loss per common share:
As reported	$(0.11)	$(0.09)	(0.16)	(0.25)

Pro forma	$(0.11)	$(0.10)	$(0.17)	$(0.29)

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

	Three months ended				Six months ended
	July 2, 2005		July 3, 2004		July 2, 2005		July 3, 2004

Employee stock options:

Risk-free interest rate	3.76%		3.62%		4.21%		3.08%
Expected option life	4.15	years	4.47	years	4.28	years	4.51	years
Expected volatility	107.54%		111.46%		106.63%		112.18%
Expected dividend yield	0.0%		0.0%		0.0%		0.0%
Fair value of options granted	$0.58		$1.50		$1.08		$2.89

Employee stock purchase plan shares:

Risk-free interest rate	3.25%		1.02%		3.17%		1.02%
Expected option life	6	months	6	months	6	months	6	months
Expected volatility	79.29%		75.41%		69.21%		72.9%
Expected dividend yield	0.0%		0.0%		0.0%		0.0%
Fair value of plan shares	$0.07		$1.85		$0.07		$1.67
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
     New Accounting Pronouncements
     In June 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, Accounting Changes and Error Corrections- a replacement of APB No. 20 and FASB Statement No. 3 (“SFAS No. 154”). This statement replaces APB Opinion No. 20 which required most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retroactive application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement is effective for fiscal periods beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material effect on the Company’s results of operations or financial position.
     In March 2005, the FASB issued FASB interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”). FIN 47 clarifies that the term Conditional Asset Retirement Obligation as used in FASB Statement No. 143, Accounting for Asset Retirement Obligation, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The

ENTERASYS NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
Company is required to adopt the provisions of FIN 47 by May 2006, although earlier adoption is permitted. The adoption of FIN 47 is not expected to have a material effect on the Company’s results of operations or financial position.
     In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force (“EITF”) Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF 03-1”). The Issue’s objective is to provide guidance for identifying other-than-temporarily impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued a FASB Staff Position (“FSP”) EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until further notice. The adoption of EITF 03-1 is not expected to have a material effect on the Company’s results of operations or financial position.
     In December 2004, the FASB issued FSP No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FSP 109-2”). The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a US taxpayer (repatriation provision), provided certain criteria are met. FSP 109-2 provides accounting and disclosure guidance for the repatriation provision. The Company does not plan to change its intention to permanently reinvest the undistributed earnings of its foreign subsidiaries. The Company does not expect the enactment of the AJCA to have a material effect on its consolidated financial position, results of operations or cash flows.
     In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123(R) requires that compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The requirements of FAS 123(R) are effective for the Company’s fiscal year beginning January 1, 2006, as a result of the SEC’s recent decision to delay the effective date of FAS 123(R) by six months. The Company is currently evaluating the requirements of SFAS 123(R) and has not yet fully determined the effect on its consolidated financial statements. The stock-based employee compensation expense presented in the Company’s pro forma financial results required to be disclosed under the current SFAS 123 was $1.0 million and $2.5 million for the three and six months ended July 2, 2005, respectively, and $3.4 million and $8.6 million for the three and six months ended July 3, 2004, respectively.
     In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets (“SFAS No. 153”). This statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. This statement is effective for fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material effect on the Company’s results of operations or financial position.
     In November 2004, the FASB issued SFAS No. 151, Inventory Costs (“SFAS No. 151”). This statement amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This statement is effective for fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a material effect on the Company’s results of operations or financial position.
     Reclassifications
     Certain prior period balances have been reclassified to conform to the current period presentation.

ENTERASYS NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
     3. Accounts Receivable, net
     Accounts receivable, net were as follows:

	July 2, 2005	January 1, 2005
	(In thousands)
Gross accounts receivable	$28,180	$29,641
Allowance for doubtful accounts	(309)	(553)

Accounts receivable, net	$27,871	$29,088

     The Company defers revenue on product shipments to certain stocking distributors until those distributors have sold the product to their customer. At July 2, 2005 and January 1, 2005, $15.1 million and $19.7 million, respectively, of product shipments had been billed and revenue has not been recognized, of which $11.8 million and $10.0 million, respectively, was paid and is included in customer advances and billings in excess of revenues. The balance of $3.3 million and $9.7 million, respectively, was unpaid and is recorded as a contra account to gross accounts receivable.
     4. Inventories
     Inventories consisted of the following:

	July 2, 2005	January 1, 2005
	(In thousands)

Raw materials	$1,058	$1,690
Service spares	1,909	2,520
Finished goods at stocking distributors	4,751	6,617
Finished goods	15,552	16,373

Inventories	$23,270	$27,200

     5. Goodwill and Intangible Assets
     In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is subject to an annual impairment test using a fair-value-based approach. All other intangible assets are amortized over their estimated useful lives and assessed for impairment under SFAS No. 144, "Accounting for the Impairment and Disposal of Long-lived Assets.” The Company has designated the end of the third quarter of the fiscal year as the date of the annual test. In addition to the annual impairment test, SFAS No. 142 also requires the Company to perform an impairment test if an event or circumstances indicate that it is more likely than not that an impairment may have occurred. The Company determined that the revenue decline in the first quarter of fiscal year 2005 constituted an event requiring an impairment test. The Company completed an impairment test at April 2, 2005 and found no impairment of recorded goodwill. Goodwill at July 2, 2005 and January 1, 2005 was $15.1 million.
     During the second quarter of fiscal year 2004, the Company recorded an impairment charge of $8.7 million relating to the write-down of patents and technology intangible assets recorded in connection with the Company’s fiscal year 2001 acquisition of Indus River Networks. In conjunction with a restructuring plan, the Company decided to curtail certain development efforts, which reduced forecasted demand on future products that would have used this technology. As a result, the intangible assets’ fair value was determined to be zero based on a discounted cash flows analysis.
     The table below presents gross amortizable intangible assets and the related accumulated amortization at July 2, 2005:

			Net Carrying
	Gross		Value of
	Carrying	Accumulated	Intangible	Estimated
	Amount	Amortization	Assets	Useful Life
	(In thousands)
Customer relations	$28,600	$(26,776)	$1,824	8 years
Patents and technology	2,092	(1,542)	550	3 years

Total	$30,692	$(28,318)	$2,374

ENTERASYS NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
     All of the Company’s identifiable intangible assets are subject to amortization. Total amortization expense was $0.9 million and $1.9 million for the three and six months ended July 2, 2005, respectively, and $0.9 million and $2.5 million for the three and six months ended July 3, 2004, respectively. Based on the net carrying value of intangible assets at July 2, 2005, the estimated amortization expense is $1.9 million for the remainder of fiscal year 2005 and $0.5 million for fiscal year 2006.
     6. Other Accrued Expenses
     Other accrued expenses consisted of the following:

	July 2, 2005	January 1, 2005
	(In thousands)
Accrued audit and Sarbanes-Oxley Section 404 costs	$2,398	$3,194
Accrued marketing and selling costs	3,663	4,459
Accrued sales tax and VAT expense	1,462	1,760
Accrued royalties	273	684
Accrued IT and engineering	606	1,236
Accrued utilities	687	789
Other	5,027	6,879

Total other accrued expenses	$14,116	$19,001

     7. Restructuring Charges
     The following table summarizes accrued restructuring activity:

			Contract	Total
	Severance	Facility Exit	Cancellation	Accrued
	Benefits	Costs	Costs	Restructuring
	(In thousands)
Balance, January 3,2004	$3,842	$6,683	$—	$10,525
Q1 restructuring charge	3,800	685	—	4,485
Q1 cash payments	(2,161)	(777)	—	(2,938)

Balance, April 3, 2004	5,481	6,591	—	12,072
Q2 restructuring charge	1,173	235	—	1,408
Q2 cash payments	(2,518)	(831)	—	(3,349)

Balance, July 3, 2004	4,136	5,995	—	10,131
Q3 restructuring charges	4,231	1,187	—	5,418
Q3 cash payments	(3,128)	(976)	—	(4,104)

Balance, October 2, 2004	5,239	6,206	—	11,445
Q4 restructuring charge	4,870	—	—	4,870
Q4 cash payments	(2,361)	(858)	—	(3,219)

Balance, January 1, 2005	7,748	5,348	—	13,096
Q1 restructuring charge	420	383	—	803
Prior year reversal	(820)	—	—	(820)
Q1 cash payments	(4,848)	(872)	—	(5,720)

Balance, April 2, 2005	2,500	4,859	—	7,359
Q2 restructuring charge	8,138	701	952	9,791
Q2 cash payments	(2,639)	(966)	—	(3,605)

Balance, July 2, 2005	$7,999	$4,594	$952	$13,545

     In the second quarter of fiscal year 2005, the Company developed and began implementing a significant cost-reduction plan that is expected to reduce quarterly expenses by approximately $10 million to $13 million and achieve positive operating cash flow at quarterly revenues of approximately $80 million when completed. This plan includes reducing the Company’s workforce on the order of 30%, from the level at the end of the first quarter of fiscal year 2005, as well as the cancellation or curtailment of certain spending programs.

ENTERASYS NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
     In connection with the plan developed in the second quarter of fiscal year 2005, the Company recorded restructuring charges of $9.8 million which included employee severance related costs of $8.1 million for approximately 215 individuals and involved most functions within the Company. In addition, the Company recorded facility exit costs of $0.7 million for one regional sales office and revised the estimated time required to sublet certain other vacant properties. Contract cancellation costs were $1.0 million for third-party engineering development activities.
     In the first quarter of fiscal year 2005, the Company recorded restructuring charges of $0.8 million related to workforce reductions and facility closings. In connection with the workforce reduction, the Company recorded employee severance related costs of $0.4 million for approximately 10 individuals. The reductions were a continuation of a previously announced plan. In addition, the Company recorded facility exit costs of $0.4 million for one regional sales office and revised the estimated time required to sublet certain other vacant properties. Offsetting this expense was a reversal of prior year severance expense of $0.8 million related to a change in estimated severance benefits as well as changes in the employee population expected to receive such benefits.
     The remaining accrued severance cost of $8.0 million as of July 2, 2005 is expected to be paid over the next twelve months; the contract cancellation charges are expected to be paid in the second half of fiscal year 2005; and the remaining accrued exit costs of $4.6 million, which consists of long-term lease commitments less projected sublease income, will be paid as follows: $0.8 million for the remainder of fiscal year 2005, $1.8 million in fiscal year 2006, $0.8 million in fiscal year 2007, $0.5 million in fiscal year 2008, $0.4 million in fiscal year 2009 and $0.3 million thereafter.
     In fiscal year 2004, the Company recorded restructuring charges of $16.2 million related to workforce reductions and facility closings, including $5.9 million for the six months ended July 3, 2004. In connection with the workforce reductions, the Company recorded employee severance related costs of $14.1 million for approximately 400 individuals. The workforce reductions during fiscal year 2004 occurred in conjunction with a plan to align the cost structure of the Company’s business with its Secure Networks strategy and involved most functions within the Company. Additionally, the Company exited seven facilities, which included two research facilities, and five regional sales offices and recorded facility exit costs of $2.1 million during fiscal year 2004.
     8. Asset Impairments and Other Charges
     The Company recorded asset impairment and other charges of $6.8 million in the second quarter of fiscal year 2005 which consisted of $6.2 million for asset impairments and $0.6 million for consulting costs associated with its initiative to improve sales force productivity. As a result of the Company’s plan to vacate and sell a facility in Rochester, NH and to relocate or outsource all employees and operations by the end of the year, the Company performed a test for recoverability under SFAS No. 144 (“SFAS 144”), “Accounting for the Impairment and Disposal of Long-lived Assets”, at the end of the second quarter of fiscal year 2005. As a result, the Company has recorded an impairment charge of $5.5 million associated with the write-down of the facility to its estimated fair value based on an independent appraisal. The carrying value of the facility amounting to approximately $3.4 million, has not been presented separately from the fixed assets reported in the consolidated balance sheet since the criteria for “held-for-sale” had not been met as of July 2, 2005. The remaining asset impairment charge of $0.7 million consisted of various prepaid and fixed assets that have been impaired as a result of workforce reductions and project cancellations.
     9. Other Expense, Net
     The following schedule reflects the components of other expense, net:

	Three months ended		Six months ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
	(In thousands)
(Loss) gain on minority investments	$—	$(6,578)	$77	$(9,998)
Net realized gain (loss) on sale of marketable securities	—	75	(53)	137
Foreign currency (loss) gain	(107)	135	(10)	(123)
Other, net	14	19	(30)	768

Total other expense, net	$(93)	$(6,349)	$(16)	$(9,216)

ENTERASYS NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
     10. Income Taxes
     The Company recorded a net tax benefit of $5.3 million for the first six months of fiscal year 2005, primarily due to the favorable settlement of an audit of its tax returns filed in a foreign jurisdiction for the periods 1997 through 2003. The audit-related benefit consisted of $5.0 million released from a previously accrued tax reserve and a $1.5 million tax refund.
     The Company recorded a net income tax benefit of $7.0 million for the first six months of fiscal year 2004, primarily related to the release of previously accrued taxes. In the second quarter of fiscal year 2004, the Company filed documentation with the IRS based on then newly issued guidance that allowed the Company to recognize a reduction to accrued tax liabilities of $12.0 million in the fiscal year 2004. Approximately $7.7 million of the liability reduction was recognized as a tax benefit during the second quarter of fiscal year 2004.
     During the quarter ended April 2, 2005, the Company changed its method of accounting for reporting changes in interim periods to liabilities resulting from changes in judgments or settlements related to uncertain tax positions. The Company had previously accounted for such changes in judgments and settlements as adjustments to the estimated annual effective rate. The Company changed its method to account for such changes in judgments and settlements as discrete items in the interim period of change. This discrete method recognizes the effect of any change in reserves only in the quarter of the change. The newly adopted accounting method is preferable in the circumstances because it better reflects the Company’s consolidated financial position and operations at the time of the change in its uncertain tax positions. As a result of the change in method, income tax benefit was increased by $4.8 million or $0.02 per common share for the three months ended April 2, 2005. If the Company had used the discrete method, income tax benefit would have increased by $4.3 million for the three and six months ended July 3, 2004, respectively, as compared to the amounts previously reported as income tax benefit. Additionally, the amounts previously reported for basic and diluted net loss per share would have decreased by $0.02 per common share for the three and six months ended July 3, 2004, respectively.
     During the quarter ended July 2, 2005, the Company was notified by the Internal Revenue Service (“IRS”) that they had completed their field audit of the Company’s federal tax returns for fiscal years 1999 through 2002, including certain amended tax return filings. The findings of this audit have been accepted by the Company and indicate that the Company is due a tax refund of $47.5 million. These refunds are subject to review and approval by the congressional Joint Committee on Taxation (“JCT”). The Company anticipates the JCT will complete its review before the end of fiscal year 2005. Upon approval by the JCT, the Company anticipates recording a one-time tax benefit of approximately $62.5 million which includes the expected refund of $47.5 million and a reduction to previously accrued taxes of approximately $15.0 million.
     11. Comprehensive Loss
     The Company’s total comprehensive loss was as follows:

	Three months ended		Six months ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
	(In thousands)
Net loss	$(23,605)	$(19,259)	$(34,278)	$(54,958)
Other comprehensive income (loss):
Unrealized (loss) gain on marketable securities	—	(858)	36	(881)
Foreign currency loss on translation adjustment	(139)	(494)	(463)	(375)

Total comprehensive loss	$(23,744)	$(20,611)	$(34,705)	$(56,214)

ENTERASYS NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
     12. Segment Information
     The Company operates its business as one segment, which is the business of designing, developing, marketing and supporting comprehensive network solutions architected to address the network communication, management and security requirements facing global enterprises.
     Geographic revenue information is based on the location of the customer. Net revenue from unaffiliated customers by geographic region was as follows:

	Three months ended				Six months ended
	July 2, 2005		July 3, 2004		July 2, 2005		July 3, 2004
	Revenue	Percent	Revenue	Percent	Revenue	Percent	Revenue	Percent
	($ in thousands)
North America	$38,868	49.7%	$45,193	49.3%	$77,458	48.8%	$84,717	47.4%
Europe, Middle East and Africa	30,354	38.8%	31,202	34.0%	60,420	38.1%	63,122	35.3%
Asia Pacific	4,413	5.7%	8,731	9.5%	10,535	6.6%	17,976	10.0%
Latin America	4,511	5.8%	6,608	7.2%	10,304	6.5%	13,113	7.3%

Total net revenue	$78,146	100.0%	$91,734	100.0%	$158,717	100.0%	$178,928	100.0%

     During the second quarter of fiscal year 2005, two stocking distributors accounted for approximately 27% and 10% of the Company’s net revenue, respectively, and for the second quarter of fiscal year 2004, two stocking distributors accounted for approximately 28% and 15% of the Company’s net revenue, respectively. No single end-user accounted for more than 10% of the Company’s net revenue in any of the periods presented.
     During the first six months of fiscal year 2005, two stocking distributors accounted for approximately 25% and 10% of the Company’s net revenue, respectively and for the first six months of fiscal year 2004, two stocking distributors accounted for approximately 27% and 15% of the Company’s net revenue, respectively.
     Long-lived assets consist of the net book value of property, plant, and equipment, goodwill and intangible assets. Long-lived assets by location were as follows:

	July 2,	January 1,
	2005	2005
	(In thousands)
U.S	$33,784	$45,089
All other countries	1,460	2,102

Total long-lived assets	$35,244	$47,191

     13. Net Loss Per Share
     Options to purchase 29.4 million and 28.6 million shares of the Company’s common stock were outstanding at July 2, 2005 and July 3, 2004, respectively, but excluded from the calculation of diluted loss per common share since the effect would have been anti-dilutive. Additionally, warrants to purchase 7.4 million shares of the Company’s common stock were outstanding at July 3, 2004 but excluded from the calculation of diluted loss per common share. The warrants to purchase 7.4 million shares had an exercise price of $6.20 per share and expired unexercised on August 29, 2004.
     During the first and second quarters of fiscal year 2004, the Company included 7,423,511 shares of stock related to the settlement of the outstanding shareholder litigation in the Earnings Per Share calculation as shares outstanding. In accordance with SFAS No. 128, “Earnings Per Share,” the Company considered these shares to have no contingencies and accordingly included these shares of common stock in its calculation of weighted common stock outstanding.

ENTERASYS NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
     14. Commitments and Contingencies
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
     In February 2005, the Company entered into an agreement in principle to settle this litigation which is subject to approval by the Court and does not reflect any admission of wrongdoing. If finally approved, the settlement would result in the dismissal and release of all claims and, under the financial terms of the settlement, the Company would pay $10.5 million in cash in addition to ongoing defense costs of approximately $1.1 million in connection with the litigation, the majority of which will be offset by approximately $11.0 million in cash proceeds from certain of the Company’s insurers. During the first six months of fiscal year 2005, the Company received $1.1 million of these insurance proceeds from one of its insurers.
     Indemnification Claims. The Company’s certificate of incorporation provides for indemnification and advancement of certain litigation and other expenses to the Company’s directors and certain of its officers to the maximum extent permitted by Delaware law. Accordingly, the Company, from time to time, may be required to indemnify directors and certain of its officers, including former directors and officers, in various litigation matters, claims or proceedings. The Company recorded operating expenses of approximately $0.5 million and $1.2 million for the three and six months ended July 2, 2005, respectively, in legal expenses relating to such matters. The Company is currently engaged in legal proceedings against certain insurers to recover these and other costs incurred by the Company in connection with the related litigation matters, claims and proceedings.
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
     Other Commitments and Contingencies
     The Company has guaranteed a portion of a former subsidiary’s lease obligations and related maintenance and management fees through 2012. At July 2, 2005, the amount of the guarantee was $4.0 million and automatically

ENTERASYS NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
reduces to $3.0 million on February 1, 2009, to $2.0 million on February 1, 2010 and to $1.0 million on February 1, 2011 and terminates on February 1, 2012. The Company estimates the fair value of the guarantee to be between $2.0 million and $4.0 million based on current market rates for similar property. The Company is indemnified for up to $3.5 million in losses it may incur in connection with this guarantee. The Company has pledged $4.0 million to secure this guarantee.
     At July 2, 2005, the Company had non-cancelable purchase commitments of approximately $20.9 million primarily with its contract manufacturers. All of these purchase commitments are expected to be paid in fiscal year 2005.
     At July 2, 2005, the Company had commitments of approximately $3.5 million related to a royalty and license agreement. The Company expects to make payments of $1.8 million and $1.7 million in fiscal years 2005 and 2006, respectively.
     15. Related Party Transactions
     Investments
     The Company has minority investments in debt and equity securities of certain companies. The Company does not have a controlling interest in these entities or exert any managerial control. Revenues recognized from sales to investee companies were $0.3 million and $2.5 million for the three and six months ended July 2, 2005 respectively, and $2.3 million and $4.4 million for the three and six months ended July 3, 2004 respectively, and were related to transactions with normal terms and conditions.
     16. Common Stock Commitment
     During fiscal year 2003, the Company finalized its agreements to settle the outstanding shareholder litigation against the Company, and certain of its former directors and officers filed in connection with financial restatements for the 2001 fiscal and transition years. Under the financial terms of the settlements, the Company distributed 7,423,511 shares of its stock in the first quarter of fiscal year 2005, which included 1,748,861 shares of the Company’s treasury stock. In conjunction with the distribution of its treasury stock, the Company recorded a reduction in additional paid-in capital of approximately $30.1 million.
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

ENTERASYS NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
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
     We have incurred operating losses in recent years driven principally by revenue from older product lines and associated services declining faster than the growth in new, refreshed product lines. As a result, we have undergone several restructuring initiatives to better align our cost structure with our revenues. The loss from operations was $23.2 million in the second quarter of fiscal year 2005 compared with $20.5 million in the second quarter of fiscal year 2004. For fiscal year 2004, the loss from operations was $80.4 million. Restructuring charges for the three months ended July 2, 2005 and July 3, 2004 were $9.8 million and $1.4 million, respectively. In fiscal year 2004, restructuring charges totaled $16.2 million.
     In the second quarter of fiscal year 2005, we developed and began implementing a significant cost-reduction plan, which includes prior cost-reduction initiatives. This plan is expected to reduce quarterly expenses by approximately $10 million to $13 million and achieve positive operating cash flow at quarterly revenues of approximately $80 million when completed. This plan includes reducing our workforce on the order of 30%, from the level at the end of the first quarter of fiscal year 2005, as well as the cancellation or curtailment of certain spending programs. We realized $6.8 million of recurring cost benefits in the second quarter of fiscal year 2005 compared to the prior quarter primarily as a result of this plan. We expect to achieve the mid-point of the range in quarterly savings in the third quarter and additional savings in subsequent quarters.
     In connection with the plan developed in the second quarter of fiscal year 2005, we recorded restructuring charges of $9.8 million which included employee severance related costs of $8.1 million for approximately 215 individuals and involved most functions within the Company. In addition, we recorded facility exit costs of $0.7 million for one regional sales office and revised the estimated time required to sublet certain other vacant properties. Contract cancellation costs were $1.0 million for third-party engineering development activities.
     We also recorded asset impairment and other charges of $6.8 million in the second quarter of fiscal year 2005 that consisted of $6.2 million for asset impairments and $0.6 million for consulting costs associated with our initiative to improve sales force productivity. As a result of our plan to vacate and sell a facility in Rochester, NH and to relocate or outsource all employees and operations by the end of the year, we performed a test for recoverability under SFAS No. 144 (“SFAS 144”), “Accounting for the Impairment and Disposal of Long-Lived Assets”, at the end of the second quarter of fiscal year 2005. As a result, we have recorded an impairment charge of $5.5 million associated with the write-down of the facility to its estimated fair value based on an independent appraisal. The carrying value of the facility amounting to approximately $3.4 million, has not been presented separately from the fixed assets reported in the consolidated balance sheets since the criteria for “held-for-sale” had not been met as of July 2, 2005. The remaining asset impairment charge of $0.7 million consisted of various prepaid and fixed assets that have been impaired as a result of workforce reductions and project cancellations.

ENTERASYS NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
     Consistent with our goal of returning to profitability and cash-positive operations, we are also focused on growing revenue. We are continuing to implement changes to further improve our competitive position and sales productivity. During the first half of fiscal year 2005, we:
•	Released our Matrix X Series core router to production, introduced a new version of the Matrix X, the X4, released a new stackable switch, the SecureStack B2, and a next generation appliance-based RoamAbout wireless switch;

•	Focused our efforts on increasing sales opportunities through our global partners (Siemens, Lucent, Dell, IBM and EDS), which represented an aggregate of 18% of our total revenues in the second quarter and first half;

•	Products put into production since the introduction of the N Series in the second quarter of fiscal year 2003 (“new product revenue”) increased to 77% of product sales for the second quarter of fiscal year 2005; and

•	“New customer revenue” was 13.0% and 13.4% of our total revenues in the second quarter and first half (new customer is defined as a customer that has not purchased any Enterasys products within three years).
     During the quarter ended July 2, 2005, we were notified by the Internal Revenue Service (“IRS”) that they had completed their field audit of our federal tax returns for fiscal years 1999 through 2002, including certain amended tax return filings. The findings of this audit have been accepted by us and indicate that we are due a tax refund of $47.5 million. These refunds are subject to review and approval by the congressional Joint Committee on Taxation (“JCT”). We anticipate the JCT will complete its review before the end of fiscal year 2005. Upon approval by the JCT, we anticipate recording a one-time tax benefit of approximately $62.5 million which includes the expected refund of $47.5 million and a reduction to previously accrued taxes of approximately $15.0 million.
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

	Three months ended		Six months ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Net revenue:
Product	72.6%	73.5%	72.6%	72.8%
Services	27.4	26.5	27.4	27.2

Total net revenue	100.0	100.0	100.0	100.0

Cost of revenue:
Product	54.7	51.7	56.9	52.4
Services	32.2	40.2	40.3	40.6

Total cost of revenue	48.5	48.7	52.3	49.2

Gross Margin:
Product	45.3	48.3	43.1	47.6
Services	67.8	59.8	59.7	59.4

Total gross margin	51.5	51.3	47.7	50.8

Research and development	18.3	21.5	19.2	22.4
Selling, general and administrative	40.5	49.6	42.9	49.2
Amortization of intangible assets	1.2	1.0	1.2	1.4
Restructuring charges	12.5	1.5	6.2	3.3
Asset impairments and other charges	8.7	—	4.3	4.9

Total operating expenses	81.2	73.6	73.8	81.2

Loss from operations	(29.7)%	(22.3)%	(26.1)%	(30.4)%

ENTERASYS NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
Second Quarter of Fiscal Year 2005 Compared to the Second Quarter of Fiscal Year 2004
Net Revenue
     Net revenue decreased by $13.6 million, or 14.8%, to $78.1 million in the second quarter of fiscal year 2005 from $91.7 million in the second quarter of fiscal year 2004. Geographically, net revenues decreased in the second quarter of fiscal year 2005 from the prior year’s second quarter by 14.0%, or $6.4 million in North America; by 2.7%, or $0.8 million in Europe, the Middle East, and Africa; by 49.5%, or $4.3 million in Asia Pacific; and by 31.7%, or $2.1 million in Latin America.
     Net product revenue decreased by $10.7 million, or 15.8%, to $56.8 million in the second quarter of fiscal year 2005. The decline was a result of lower sales of older generation products, primarily our legacy second and third generation Layer 3 modular switching products as well as our legacy Layer 2 switching and routing products, which were only partially offset by increased sales of new products. Revenues from our next generation core routing product, the Matrix X Series, declined slightly from the preceding quarter due to contract manufacturing issues that delayed product availability. New product revenue represented approximately 77% and 53% of total revenues for the second quarter of fiscal years 2005 and 2004, respectively.
     In the second quarter of fiscal year 2005, net services revenue of $21.4 million declined by $2.9 million, or 12.1%, compared with $24.3 million in the second quarter of fiscal year 2004. The decrease was primarily due to a declining maintenance revenue base in North America resulting from the expiration of higher priced maintenance contracts on older generation products, as well as lower professional services revenue. In the near term, we believe net services revenue in the third quarter could continue to decline by approximately $1.0 million from the second quarter of fiscal year 2005 since maintenance revenue associated with anticipated product sales are not sufficient to replace revenue from the expiration of higher-priced maintenance contracts on older generation products.
Gross Margin
     Total gross margin of $40.2 million in the second quarter of fiscal year 2005 decreased by $6.9 million compared with $47.1 million in the prior year’s quarter. As a percentage of net revenue, total gross margin was 51.5% in the second quarter of fiscal year 2005 compared with 51.3% in the second quarter of fiscal year 2004.
     Product gross margin as a percentage of net revenue was 45.3% in the second quarter of fiscal year 2005 compared with 48.3% in the prior year. Provisions for inventory write-downs were $0.7 million or 1.1 percentage points in the second quarter of fiscal year 2005 compared with $3.6 million or 5.4 percentage points in the second quarter of fiscal year 2004. Product gross margin percentage for the second quarter of fiscal year 2005 declined from the prior year by 5.1 percentage points due to changes in product mix and greater discounting on larger transactions and price reductions on older legacy products, and by 1.7 percentage points due to unfavorable absorption of fixed overhead costs.
     Services gross margin percentage increased to 67.8% in the second quarter of fiscal year 2005 as compared with 59.8% in the prior year’s second quarter, primarily due to lower overhead expense from workforce reductions and other cost reduction initiatives. Service inventory write-downs were $0.5 million or 2.5% of service revenue for the second quarter of fiscal year 2005 compared with $1.0 million or 4.0% of service revenue in the prior year’s second quarter. We currently expect service margins of 60% to 65% for the remainder of the fiscal year based on cost reduction savings.

ENTERASYS NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
     Operating Expenses
     For the second quarter of fiscal year 2005, research and development (“R&D”) expense decreased by $5.4 million to $14.3 million compared with $19.7 million in the second quarter of fiscal year 2004. The decline from the prior year was primarily due to lower labor-related costs of approximately $2.7 million from our cost reduction initiatives, a decrease in outside services of approximately $1.1 million related to the completion of various development projects and changes in development methodology, a decrease of approximately $0.8 million in facilities related costs due to facility closures, and lower depreciation expense of approximately $0.5 million from reduced capital expenditures.
     Selling, general and administrative (“SG&A”) expense in the second quarter of fiscal year 2005 decreased by $13.9 million to $31.6 million compared with $45.5 million in the prior year. Significant components of the decline in SG&A expense were a decrease in labor-related costs of approximately $4.6 million from our cost of reduction initiatives, a decrease in marketing and advertising expenses of approximately $4.5 million due to the launch of our Secure Networks campaign in the prior year, a decrease of approximately $2.2 million in facilities related costs due to facility closures, and a decrease in professional services related to audit costs and various litigation matters, claims and proceedings of approximately $1.1 million.
     In the second quarter of fiscal year 2005, we developed and began implementing a significant cost-reduction plan which includes prior cost-reduction initiatives. This plan is expected to reduce quarterly expenses by approximately $10 million to $13 million and achieve positive operating cash flow at quarterly revenues of approximately $80 million when completed. This plan includes reducing our workforce on the order of 30%, from the level at the end of the first quarter of fiscal year 2005, as well as the cancellation or curtailment of certain spending programs. We realized $6.8 million of recurring cost benefits in the second quarter of fiscal year 2005 compared to the prior quarter primarily as a result of this plan. We expect to achieve the mid-point of the range in quarterly savings in the third quarter and additional savings in subsequent quarters.
Restructuring Charges
     In connection with the cost-reduction plan, we recorded restructuring charges of $9.8 million in the second quarter of fiscal year 2005 which included employee severance related costs of $8.1 million for approximately 215 individuals and involved most functions within the Company. In addition, we recorded facility exit costs of $0.7 million for one regional sales office and revised the estimated time required to sublet certain other vacant properties. Contract cancellation costs were $1.0 million for third-party engineering development activities. To the extent we identify additional cost savings opportunities, there could be additional restructuring charges in future periods.
     In connection with a workforce reduction plan initiated during the first quarter of fiscal year 2004, we recorded restructuring charges of $1.2 million for employee severance related costs and $0.2 million for facility exit costs to close a regional sales office during the second quarter of fiscal year 2004.
Asset Impairments and Other Charges
     We recorded asset impairment and other charges of $6.8 million in the second quarter of fiscal year 2005 which consisted of $6.2 million for asset impairments and $0.6 million for consulting costs associated with our initiative to improve sales force productivity. As a result of our plan to vacate and sell a facility in Rochester, NH and to relocate or outsource all employees and operations by the end of the year, we performed a test for recoverability under SFAS No. 144 (“SFAS 144”), “Accounting for the Impairment and Disposal of Long-lived Assets”, at the end of the second quarter of fiscal year 2005. As a result, we have recorded an impairment charge of $5.5 million associated with the write-down of the facility to its estimated fair value based on an independent appraisal. The carrying value of the facility amounting to approximately $3.4 million, has not been presented separately from the fixed assets reported in the consolidated balance sheet since the criteria for “held-for-sale” had not been met as of July 2, 2005. The remaining asset impairment charge of $0.7 million consisted of various prepaid and fixed assets that have been impaired as a result of workforce reductions and project cancellations.

ENTERASYS NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
Other Expense, net
     Net other expense was $0.1 million for the second quarter of fiscal year 2005 compared with $6.3 million for the second quarter of fiscal year 2004. Loss on minority investments for the prior year’s quarter was $6.6 million and related to reductions in carrying value due to event-specific impairments.
Income Tax Expense (Benefit)
     For the second quarter of fiscal years 2005 and 2004, we did not record an income tax benefit for losses generated in the U.S. due to the uncertainty of realizing such benefits and the fact that we have fully utilized our tax loss carryback benefits. Due to certain foreign and state taxes, we recorded a net tax provision of $1.3 million for the second quarter of fiscal year 2005 compared with a net tax benefit of $6.7 million for the second quarter of fiscal year 2004. In the second quarter of fiscal year 2004, we filed documentation with the IRS based on then newly-issued guidance that allowed us to recognize a reduction to accrued tax liabilities of $12.0 million in the fiscal year 2004. Approximately $7.7 million of the liability reduction was recognized as a tax benefit during the second quarter of fiscal year 2004.
     During the quarter ended July 2, 2005, we were notified by the Internal Revenue Service (“IRS”) that they had completed their field audit of our federal tax returns for fiscal years 1999 through 2002, including certain amended tax return filings. The findings of this audit have been accepted by us and indicate that we are due a tax refund of $47.5 million. These refunds are subject to review and approval by the congressional Joint Committee on Taxation (“JCT”). We anticipate the JCT will complete its review before the end of fiscal year 2005. Upon approval by the JCT, we anticipate recording a one-time tax benefit of approximately $62.5 million which includes the expected refund of $47.5 million and a reduction to previously accrued taxes of approximately $15.0 million.
First Six Months of Fiscal Year 2005 Compared to the First Six Months of Fiscal Year 2004
Net Revenue
     Net revenue decreased by $20.2 million, or 11.3%, to $158.7 million in the first six months of fiscal year 2005 from $178.9 million in the first six months of fiscal year 2004. Geographically, net revenues decreased in the first six months of fiscal year 2005 from the first six months of fiscal year 2004 by 41.4%, or $7.4 million in Asia Pacific; by 21.4%, or $2.8 million in Latin America; by 8.6%, or $7.3 million in North America; and by 4.3%, or $2.7 million in Europe, the Middle East, and Africa.
     Net product revenue of $115.3 million in the first six months of fiscal year 2005 decreased by $14.9 million, or 11.5%, compared with $130.2 million in the first six months of the prior year. The decline was a result of lower sales of older generation products, primarily our legacy Layer 3 modular switching products as well as our legacy Layer 2 switching and routing products, which were only partially offset by increased sales of new products.
     In the first six months of fiscal year 2005, net services revenue of $43.5 million declined by $5.2 million, or 10.8%, compared with $48.7 million in the first six months of fiscal year 2004. The decrease was primarily due to a declining maintenance revenue base in North America resulting from the expiration of higher priced maintenance contracts on older generation products, as well as lower professional services revenue.
Gross Margin
     Total gross margin of $75.6 million in the first six months of fiscal year 2005 decreased by $15.3 million compared with $90.9 million in the prior year’s first six months. As a percentage of net revenue, total gross margin decreased to 47.7% in the first six months of fiscal year 2005 compared with 50.8% in the prior year of fiscal year 2004.
     Product gross margin as a percentage of net revenue was 43.1% for the six months ended July 2, 2005 compared with 47.6% in the prior year. Provisions for inventory write-downs were $4.0 million or 3.4 percentage

ENTERASYS NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
points in the first six months of fiscal year 2005 compared with $7.4 million or 5.7 percentage points in the first six months of fiscal year 2004. Product gross margin percentage for the six months ended July 2, 2005 declined by 4.5 percentage points due to changes in product mix and greater discounting on larger transactions and price reductions on older legacy products, and by 2.2 percentage points due to unfavorable absorption of fixed overhead costs.
     Services gross margin percentage increased to 59.7% in the first six months of fiscal year 2005 as compared with 59.4% in the prior year’s first six months. Lower overhead expense from workforce reductions and other cost reduction initiatives offset higher valuation provisions for service inventory in the first six months of fiscal year 2005. Service spares inventory was written down by $4.0 million to net realizable value in the first six months of fiscal year 2005 due to an excess of certain older generation service parts based on lower projected usage and the consolidation of service depots. Service inventory write-downs were $1.9 million in the first six months of fiscal year 2004.
Operating Expenses
     For the first six months of fiscal year 2005, research and development expense decreased by $9.6 million to $30.5 million compared with $40.1 million in the first six months of fiscal year 2004. The decline from the prior year was primarily due to lower labor-related costs of approximately $6.0 million from our cost reduction initiatives, a decrease of approximately $1.5 million in facilities related costs due to facility closures, a decrease in outside services and project related expense of approximately $1.0 million related to the completion of various development projects and changes in development methodology, and lower depreciation expense of approximately $0.8 million from reduced capital expenditures.
     Selling, general and administrative (“SG&A”) expense in the first six months of fiscal year 2005 decreased by $19.8 million to $68.2 million compared with $88.0 million in the prior year. Significant components of the decline in SG&A expense were a decrease in labor-related costs of approximately $6.4 million from our cost reduction initiatives, a decrease in marketing and advertising expenses of approximately $6.3 million due to the launch of our Secure Networks campaign in the prior year, a decrease in facilities related expense of $3.6 million as a result of facility closures, a decrease in sales-related recruiting and relocation expense of approximately $1.3 million and a decrease in professional services related to audit costs and various litigation matters, claims and proceedings of approximately $0.9 million. Offsetting the decline in SG&A were lower recoveries of bad debts and lease guarantees of approximately $1.4 million in the first six months of fiscal year 2005 when compared to the prior year.
Amortization of Intangible Assets
     Amortization costs for intangible assets decreased by $0.6 million to $1.9 million in the first six months of fiscal year 2005 compared with $2.5 million the prior year as a result of the impairment and related write-off of certain intangible assets during the first quarter of fiscal year 2004 and other intangibles becoming fully amortized.
Restructuring Charges
     During the first six months of fiscal year 2005, we recorded restructuring charges of $9.8 million which included employee severance related costs of $8.5 million for approximately 225 individuals and involved most functions within the Company. Offsetting this expense was a reversal of prior year severance expense of $0.8 million related to a change in estimated severance benefits as well as changes in the employee population expected to receive such benefits. In addition, we recorded facility exit costs of $1.1 million for two regional sales offices and revised the estimated time required to sublet certain other vacant properties. Contract cancellation costs were $1.0 million for third-party engineering development activities.
     We recorded restructuring charges of $5.9 million during the first six months of fiscal year 2004, which included $5.0 million in employee severance related costs and $0.9 million of facility exit costs for three facilities. The workforce reductions involved most functions within the business.

ENTERASYS NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
Asset Impairment and Other Charges
     We recorded asset impairment and other charges of $6.8 million in the second quarter of fiscal year 2005 which consisted of $6.2 million for asset impairments and $0.6 million for consulting costs associated with our initiative to improve sales force productivity. As a result of our plan to vacate and sell a facility in Rochester, NH and to relocate or outsource all employees and operations by the end of the year, we performed a test for recoverability under SFAS No. 144 (“SFAS 144”), “Accounting for the Impairment and Disposal of Long-lived Assets”, at the end of the second quarter of fiscal year 2005. As a result, we have recorded an impairment charge of $5.5 million associated with the write-down of the facility to its estimated fair value based on an independent appraisal. The carrying value of the facility amounting to approximately $3.4 million, has not been presented separately from the fixed assets reported in the consolidated balance sheet since the criteria for “held-for-sale” had not been met as of July 2, 2005. The remaining asset impairment charge of $0.7 million consisted of various prepaid and fixed assets that have been impaired as a result of workforce reductions and project cancellations.
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
Other Expense, net
     Net other expense was $0.0 million for the first six months of fiscal year 2005 compared with $9.2 million for the first six months of fiscal year 2004. Loss on minority investments for the first quarter of 2004 was $10.0 million and related to reductions in carrying value due to event-specific impairments.
Income Tax Benefit
     For the first six months of fiscal years 2005 and 2004, we did not record an income tax benefit for losses generated in the U.S. due to the uncertainty of realizing such benefits and the fact that we have fully utilized our tax loss carryback benefits. We recorded a net tax benefit of $5.3 million for the first six months of fiscal year 2005, primarily due to the favorable settlement of an audit by the U.K. Inland Revenue of our tax returns filed for the periods 1997 through 2003. The audit-related benefit consisted of $5.0 million released from a previously accrued tax reserve and a $1.5 million tax refund.
     We recorded a net tax benefit of $7.0 million for the first six months of fiscal year 2004, primarily related to the release of previously accrued taxes. In the second quarter of fiscal year 2004, the Company filed documentation with the IRS based on then newly issued guidance that allowed us to recognize a reduction to accrued tax liabilities of $12.0 million in the fiscal year 2004. Approximately $7.7 million of the liability reduction was recognized as a tax benefit during the second quarter of fiscal year 2004.

ENTERASYS NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
Liquidity and Capital Resources
     The sections below discuss the commitments on our liquidity and capital resources, and the effects of changes in our balance sheet and cash flows.
Commitments
     The following is a summary of our significant contractual cash obligations and other commercial commitments as of July 2, 2005:
Contractual Cash Obligations

		Less than	1-3	4-5	Over 5
	Total	1 Year	Years	Years	Years
	(In millions)
Non-cancelable lease obligations	$21.3	$6.6	$9.3	$2.0	$3.4
Non-cancelable purchase commitments, net	20.9	20.9	—	—	—
Obligations under restructuring plans (1)	13.5	10.7	1.9	0.8	0.1
Royalty and license obligations	3.5	1.8	1.7	—	—

Total contractual cash obligations	$59.2	$40.0	$12.9	$2.8	$3.5

Other Commercial Commitments

Aprisma lease payment guarantees (2)	$4.0	$—	$—	$1.0	$3.0

(1)	Includes lease obligations for exited facilities of $0.8 million for the remainder of 2005, $1.8 million in 2006, $0.8 million in 2007, $0.5 million in 2008, $0.4 million in 2009 and $0.3 million thereafter.

(2)	The Aprisma lease guarantee reduces to $3.0 million in 2009, $2.0 million in 2010, and $1.0 million in 2011 and terminates in 2012. We are indemnified for up to $3.5 million in losses.
Balance Sheet and Cash Flows
     As of July 2, 2005, our liquid investments totaled $112.7 million, as compared to $150.0 million at January 1, 2005 and consisted of cash and cash equivalents of $59.2 million plus short and long-term marketable securities of $53.5 million. The decrease in liquid investments during the first six months of fiscal year 2005 is the result of the loss from operations, net uses from changes in current assets and liabilities, and capital expenditures. Based on our liquid investment position at July 2, 2005, we believe that we have sufficient liquid investments to fund our on-going operations and future obligations for at least the next twelve months.
     In connection with the issuance of letters of credit, performance bonds and certain litigation matters, we have agreed to maintain specified amounts of cash, cash equivalents and marketable securities in collateral accounts. These assets totaled $4.9 million at July 2, 2005, and are classified as “Restricted cash, cash equivalents and marketable securities” on our balance sheet. Restricted cash decreased by $0.5 million during the first six months of fiscal year 2005 as restrictions relating to certain standby letters of credit were released.
     Net cash used in operating activities was $34.1 million for the six months ended July 2, 2005 and consisted of a $17.1 million loss from operations after adjustments for certain non-cash items, plus net uses from changes in current assets and liabilities of $17.0 million. The change in working capital was primarily due to a decrease in trade payables as a result of a decrease in inventory purchases in the second quarter of fiscal year 2005 and lower operating expenses excluding restructuring charges due to our cost reduction initiatives. Also contributing to the net cash used from operations in the first six months of fiscal year of 2005 was employee-related severance and annual incentive payments. Excluding the potential IRS tax refund, we currently expect to use cash in operating activities for our third quarter of fiscal year 2005 primarily due to severance and other restructuring related payments, but at a reduced level from what we experienced during the second quarter of fiscal year 2005.
     Capital expenditures for the first six months of fiscal year 2005 were $2.8 million. We expect capital spending of approximately $2.0 million to $3.0 million for the remainder of fiscal year 2005.

ENTERASYS NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
     Net accounts receivable was $27.9 million at July 2, 2005 compared with $29.1 million at January 1, 2005. The decrease in accounts receivable is primarily due to the decline in net revenues. The number of days sales outstanding was 32 days at July 2, 2005 compared to 29 days at January 1, 2005.
     Net property, plant and equipment was $17.7 million at July 2, 2005 compared with $27.8 million at January 1, 2005. The decrease in net property, plant and equipment was driven by lower capital expenditures as well as an impairment charge of $5.5 million to write-down the carrying value of our Rochester, New Hampshire facility, which we expect to close by the end of the year, to its estimated fair market value.
     Prepaid expenses and other current assets of $15.1 million at July 2, 2005 decreased by $3.2 million from year end primarily due to a decrease in prepaid taxes due to the receipt of various VAT receivables during the quarter.
     Accounts payable of $18.0 million at July 2, 2005, decreased by $10.8 million from January 1, 2005 as a result of lower operating expenses and a decrease in inventory purchases during the second quarter of fiscal year 2005. Accrued expenses of $53.4 million decreased by $11.7 million from January 1, 2005 as a result of lower compensation and benefit accruals resulting from lower headcount, lower legal accruals, lower audit and accounting related accruals, and various other accruals that have decreased as a result of lower operating expenses. Income taxes payable has declined by $5.9 million to $26.6 million at July 2, 2005 primarily due to a favorable settlement with an overseas tax authority.
     During the quarter ended July 2, 2005, we were notified by the Internal Revenue Service (“IRS”) that they had completed their field audit of our federal tax returns for fiscal years 1999 through 2002, including certain amended tax return filings. The findings of this audit have been accepted by us and indicate that we are due a tax refund of $47.5 million. These refunds are subject to review and approval by the congressional Joint Committee on Taxation (“JCT”). We anticipate the JCT will complete its review before the end of fiscal year 2005. Upon approval by the JCT, we anticipate recording a one-time tax benefit of approximately $62.5 million which includes the expected refund of $47.5 million and a reduction to previously accrued taxes of approximately $15.0 million.
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

ENTERASYS NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
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
     Allowance for Doubtful Accounts. We estimate the collectibility of our accounts receivable and the related amount of bad debts that may be incurred in the future. The allowance for doubtful accounts results from an analysis of specific customer accounts, historical experience, customer concentrations, credit ratings and current economic trends. Based on this analysis, we provide allowances for specific accounts where collectibility is not reasonably assured. In addition, we provide a full allowance for any customer balances that are greater than 180 days past due.
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
     Valuation of Goodwill. Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. In accordance with Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or “SFAS”, No. 142, goodwill is subject to an annual impairment test using a fair-value-based approach. We have designated the end of the third quarter of each fiscal year as the date of the annual impairment test. In assessing the fair value of goodwill, we use the quoted market price of our common stock to determine fair value since the entire Company is considered to be one reporting unit. In addition to the annual impairment test, SFAS No. 142 also requires us to perform an impairment test if an event or circumstances indicate that it is more likely than not that an impairment may have occurred. We determined that the revenue decline in the first quarter of fiscal year 2005 constituted an event requiring an impairment test. Based on our impairment test, we found no impairment of recorded goodwill. At July 2, 2005, the carrying value of goodwill on our balance sheet was $15.1 million.
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
     At July 2, 2005, the carrying value of long-lived assets, including fixed assets and intangible assets, was $20.1 million. We recorded asset impairment charges of $6.2 million in the second quarter of fiscal year 2005. As a result of our plan to vacate and sell a facility in Rochester, NH and to relocate or outsource all employees and operations by the end of the year, we performed a test for recoverability under SFAS No. 144 (“SFAS 144”), “Accounting for the Impairment and Disposal of Long-lived Assets”, at the end of the second quarter of fiscal year 2005. As a result, we have recorded an impairment charge of $5.5 million associated with the write-down of the facility to its estimated fair value based on an independent appraisal. The carrying value of the facility amounting to approximately $3.4 million, has not been presented separately from the fixed assets reported in the consolidated balance sheet since the criteria for “held-for-sale” had not been met as of July 2, 2005. The remaining asset impairment charge of $0.7 million consisted of various prepaid and fixed assets that have been impaired as a result of workforce reductions and project cancellations.

ENTERASYS NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
     Restructuring Reserves. We have periodically recorded restructuring charges in connection with our plans to reduce the cost structure of our business. These restructuring charges, which reflect management’s commitment to a termination or exit plan that will be completed within twelve months, require management’s judgment and may include severance benefits and costs for future lease commitments or excess facilities, net of estimated future sublease income. In determining the amount of the facility exit costs, we are required to estimate such factors as future vacancy rates, the time required to sublet properties and sublease rates. If the actual cost incurred exceeds the estimated cost, an additional charge to earnings will result. If the actual cost is less than the estimated cost, a reduction to restructuring charges will be recognized in the statement of operations. At July 2, 2005, we have estimated sublease income associated with vacated facilities of approximately $1.4 million. This estimate of sublease income is subject to change based on known real estate market conditions.
     During the first six months of fiscal year 2005, we recorded restructuring charges of $9.8 million which included employee severance related costs of $8.5 million for approximately 225 individuals and involved most functions within the Company. Offsetting this expense was a reversal of prior year severance expense of $0.8 million related to a change in estimated severance benefits as well as changes in the employee population expected to receive such benefits. In addition, we recorded facility exit costs of $1.1 million for two regional sales offices and revised the estimated time required to sublet certain other vacant properties. Contract cancellation costs were $1.0 million for third-party engineering development activities.
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
     During the quarter ended April 2, 2005, we changed our method of accounting for reporting changes in interim periods to liabilities resulting from changes in judgments or settlements related to uncertain tax positions. We had previously accounted for such changes in judgments and settlements as adjustments to the estimated annual effective rate. We changed our method to account for such changes in judgments and settlements as discrete items in the interim period of change. This discrete method recognizes the effect of any change in reserves only in the quarter of the change. The newly adopted accounting method is preferable in the circumstances because it better reflects our consolidated financial position and operations at the time of the change in our uncertain tax positions. As a result of the change in method, income tax benefit was increased by $4.8 million or $0.02 per common share for the three months ended April 2, 2005. If we had used the discrete method, income tax benefit would have increased by $4.3 million for the three and six months ended July 3, 2004, respectively, as compared to the amounts previously reported as income tax benefit. Additionally, the amounts previously reported for basic and diluted net loss per share would have decreased by $0.02 per common share for the three and six months ended July 3, 2004, respectively.
     Summary of Critical Estimates Included in Our Consolidated Results of Operations. The following table summarizes the expense (income) impact on our results of operations arising from our critical accounting estimates:

ENTERASYS NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued

	Three months ended		Six months ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
	(In millions)
Provision for product inventory write-downs	$0.7	$3.6	$4.0	$7.4
Provision for service inventory valuations	0.5	1.0	4.0	1.9
Provision for tax contingencies	0.4	(8.1)	(5.6)	(7.7)
Net recoveries of doubtful accounts receivable	(0.6)	(0.4)	(0.6)	(1.0)
Restructuring charges	9.8	1.4	9.8	5.9
Asset Impairment charges	6.2	—	6.2	8.7

Total net expense (income) from critical accounting estimates	$17.0	$(2.5)	$17.8	$15.2

     New Accounting Pronouncements
     In June 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, Accounting Changes and Error Corrections- a replacement of APB No. 20 and FASB Statement No. 3 (“SFAS No. 154”). This statement replaces APB Opinion No. 20 which required most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retroactive application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement is effective for fiscal periods beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material effect on our results of operations or financial position.
     In March 2005, the FASB issued FASB interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”). FIN 47 clarifies that the term Conditional Asset Retirement Obligation as used in FASB Statement No. 143, Accounting for Asset Retirement Obligation, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. We are required to adopt the provisions of FIN 47 by May 2006, although earlier adoption is permitted. The adoption of FIN 47 is not expected to have a material effect on our results of operations or financial position.
     In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force (“EITF”) Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF 03-1”). The Issue’s objective is to provide guidance for identifying other-than-temporarily impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued a FASB Staff Position (“FSP”) EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until further notice. The adoption of EITF 03-1 is not expected to have a material effect on our results of operations or financial position.
     In December 2004, the FASB issued FSP No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FSP 109-2”). The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a US taxpayer (repatriation provision), provided certain criteria are met. FSP 109-2 provides accounting and disclosure guidance for the repatriation provision. We do not plan to change our intention to permanently reinvest the undistributed earnings of our foreign subsidiaries. We do not expect the enactment of the AJCA to have a material effect on our consolidated financial position, results of operations or cash flows.
     In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123(R) requires that compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The requirements of FAS 123(R) are effective for our fiscal year beginning January 1, 2006, as a result of the SEC’s recent decision to delay the effective date of FAS 123(R) by six months. We are currently evaluating the requirements of SFAS 123(R) and have not yet fully determined the effect on our consolidated financial statements. The stock-based employee compensation expense presented in our pro forma financial results required to be disclosed under the current SFAS 123 was $1.0 million and $2.5 million for the three and six months ended July 2, 2005, respectively, and $3.4 million and $8.6 million for the three and six months ended July 3, 2004, respectively.

ENTERASYS NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
     In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets (“SFAS No. 153”). This statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. This statement is effective for fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material effect on our results of operations or financial position.
     In November 2004, the FASB issued SFAS No. 151, Inventory Costs (“SFAS No. 151”). This statement amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This statement is effective for fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a material effect on our results of operations or financial position.
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

ENTERASYS NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
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
We have a history of losses in recent years and may not operate profitably in the future
     We have experienced losses in recent years and may not achieve or sustain profitability in the future. We will need to either generate higher revenue or reduce our costs to achieve and maintain profitability. We may not be able to generate higher revenue or reduce our costs, and, if we do achieve profitability, we may not be able to achieve, sustain or increase our profitability over subsequent periods. Our revenue has been negatively affected by uncertain economic conditions worldwide, which has increased price and technological competition for most of our products, as well as resulted in longer selling cycles. If uncertain worldwide economic conditions continue for an extended period of time, our ability to maintain and increase our revenue may be significantly limited. In addition, while we continue to implement cost reduction plans designed to decrease our expenses, including reductions in the size of our workforce, we will continue to have large fixed expenses and expect to continue to incur significant sales and marketing, product development, customer support and service and other expenses. Our additional cost-cutting efforts may result in the recording of additional financial charges, such as workforce reduction costs, facilities reduction costs, asset write downs and contractual settlements. Further, our recently announced reduction of 30% of our total headcount at the end of the first quarter of fiscal year 2005, may impair our ability to realize our current or future business objectives. Costs incurred in connection with our cost-cutting efforts may be higher than the estimated costs of such actions and may not lead to anticipated cost savings. As a result, our cost-cutting efforts may not result in a return to profitability.

ENTERASYS NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
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
We have experienced changes in our senior management and our current management team has been together for only a limited time, which could harm our business and operations
     Since August 2001, there have been numerous changes in our senior management team. Most recently, in April 2005, our Executive Vice President of Worldwide Sales and Service was terminated and we appointed an acting Vice President of Worldwide Sales and Service. Also, in February of 2005 our President assumed the position of Chief Executive Officer and our Chief Executive Officer assumed the position of Executive Chairman. Because of these changes, our current management team has not worked together for a significant length of time and may not be able to work together effectively to successfully develop and implement business strategies. In addition, as a result of these management changes, management will need to devote significant attention and resources to preserve and strengthen relationships with employees and customers. If our management team is unable to develop successful business strategies, achieve our business objectives, or maintain positive relationships with employees and customers, our ability to grow our business and successfully meet operational challenges could be impaired.
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

ENTERASYS NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
     Our future success also depends on our continuing ability to identify, hire, train, assimilate and retain large numbers of highly qualified engineering, sales, marketing, managerial and support personnel. If we cannot successfully recruit and retain such persons, particularly in our engineering and sales departments, our development and introduction of new products could be delayed and our ability to compete successfully could be impaired. The competition for qualified employees in our industry is particularly intense in the New England area, where our principal operations are located, and it can be difficult to attract and retain quality employees at a reasonable cost. We have from time to time experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. In addition, the significant downturn in our business environment has caused us to significantly reduce our workforce and implement other cost-containment activities. These actions, including our recently announced workforce reduction of 30% of our total headcount at the end of the first quarter of fiscal year 2005, may lead to disruptions in our business, reduced employee morale and productivity, increased attrition and difficulty retaining existing employees and recruiting future employees, any of which could harm our business and operating results.
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

ENTERASYS NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
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
     If we fail to maintain our listing on the New York Stock Exchange, or other public securities exchange, the price and liquidity of our common stock may decline
     The New York Stock Exchange (“NYSE”) has several quantitative criteria for maintaining continued listing of common stock on the exchange, including a requirement that the price per share as well as the 30-day average closing price per share must be no less than $1.00. On May 9, 2005, we received a notice from the New York Stock Exchange that our continued listing is under review due to a failure to comply with the requirement. We have six months from receipt of the New York Stock Exchange notice to cure the deficiency. Our closing price per share is currently above $1.00 and we have responded to the NYSE expressing our intent to cure this deficiency and maintain our listing. Among the actions available to us is effecting a reverse stock split, which would be contingent on stockholder approval at a special meeting called for this purpose. The New York Stock Exchange has additional criteria that we must meet in order to maintain our listing. Moreover, the exchange is not limited by this criteria, and it may make an appraisal of, and determine on an individual basis, the suitability for continued listing of an issue in light of all pertinent facts whenever it deems such an action is appropriate, even though a security meets or fails to meet any enumerated criteria.
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

ENTERASYS NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
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

ENTERASYS NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
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

ENTERASYS NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
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

ENTERASYS NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
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

ENTERASYS NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
     In addition, because our contract manufacturers produce our products based on forward-looking demand projections that we supply to them, we may be unable to respond quickly to sudden changes in demand. With respect to sudden increases in demand, we may be unable to satisfy this demand with our products, thereby forfeiting revenue opportunities and damaging our customer relationships, and with respect to sudden decreases in demand, we may find ourselves with excess inventory, which could expose us to high manufacturing costs compared to our revenue in a financial quarter and increased risks of inventory obsolescence. These factors contributed to provisions for inventory write-downs and valuations of $8.0 million and $9.3 million for the first six months of fiscal year 2005 and fiscal years 2004, respectively.
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
Other Risks Related To Our Business
Our significant sales outside the United States subject us to increasing foreign political and economic risks, including foreign currency fluctuations
     Our sales to customers outside of the United States accounted for approximately 51.2% and 52.6% of our revenue for the first six months of fiscal year 2005 and fiscal years 2004, respectively. We are seeking to expand partners as well as through strategic relationships in international markets. Consequently, we anticipate that sales outside of the United States will continue to account for a significant portion of our revenue in future periods.
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

ENTERASYS NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
The limitations of our director and officer liability insurance may materially harm our financial condition
     Our director and officer liability insurance for the period during which events related to certain previously disclosed and settled securities class action lawsuits against us and certain of our current and former officers and directors are alleged to have occurred, provides only limited liability protection. If these policies do not adequately cover expenses and certain liabilities relating to these lawsuits, our financial condition could be materially harmed. Our certificate of incorporation provides that we will indemnify and advance expenses to our directors and officers to the maximum extent permitted by Delaware law. The indemnification covers any expenses and liabilities reasonably incurred by a person, by reason of the fact that such person is or was or has agreed to be a director or officer, in connection with the investigation, defense and settlement of any threatened, pending or completed action, suit, proceeding or claim. During the first six months of fiscal year 2005, we incurred $1.2 million in legal expenses as a result of our obligation to indemnify these officers and directors. During the first six months of fiscal year 2004, we incurred a $2.2 million charge for these legal expenses. We are currently engaged in legal proceedings against certain of our insurers to recover these and other expenses and costs incurred by us in connection with related litigation matters, claims, and proceedings.
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

ENTERASYS NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
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

ENTERASYS NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
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

ENTERASYS NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
income investments until maturity, and therefore we do not expect our operating results or cash flows to be materially affected by the effect of a sudden change in market interest rates on our securities portfolio, unless we are required to liquidate these securities earlier to satisfy immediate cash flow requirements.
     Foreign Currency Exchange Risk. Due to our global operating and financial activities, we are exposed to changes in foreign currency exchange rates. At July 2, 2005, we had net asset exposures to the Euro, Australian Dollar, Japanese Yen and Brazilian Real. These exposures may change over time as business practices evolve and could materially harm our financial results and cash flows.
     To minimize the potential adverse impact of changes in foreign currency exchange rates, we, at times, have used foreign currency forward and option contracts to hedge the currency risk inherent in our global operations. We do not use financial instruments for trading or other speculative purposes, nor do we use leveraged financial instruments. Gains and losses on these contracts are largely offset by gains and losses on the underlying assets and liabilities. We had no foreign exchange forward or option contracts outstanding at July 2, 2005.
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

ENTERASYS NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
     In February 2005, we entered into an agreement in principle to settle this litigation which is subject to approval by the Court and does not reflect any admission of wrongdoing. If finally approved, the settlement would result in the dismissal and release of all claims and, under the financial terms of the settlement, we would pay $10.5 million in cash in addition to ongoing defense costs of approximately $1.1 million in connection with the litigation, the majority of which will offset by approximately $11.0 million in cash proceeds from certain of our insurers. During the first six months of fiscal year 2005, we received $1.1 million of proceeds from one of our insurers.
Item 4. Submission of Matters to a Vote of Security Holders
We held our annual meeting of shareholders on June 8, 2005. At that meeting, shareholders elected Mark Aslett, Paul R. Duncan, Michael Gallagher, Edwin A. Huston, William K. O’Brien, Bruce J. Ryan and James Sims as directors. Director Ronald T. Maheu continued his term of office, which will expire at the 2006 annual meeting of shareholders. The persons elected and the results of the voting are as follows:

	Votes For	Votes Withheld
Mark Aslett	171,892,204	28,266,360
Paul R. Duncan	171,432,627	28,725,937
Michael Gallagher	167,076,935	33,081,629
Edwin A. Huston	166,462,380	33,696,184
William K. O’Brien	171,928,338	28,230,226
Bruce J. Ryan	171,831,303	28,327,261
James Sims	167,105,328	33,053,236
Item 5. Other Information
     On May 9, 2005, we received a notice from the New York Stock Exchange (the “NYSE”) indicating that we are below one criterion for the NYSE’s continued listing standard requiring the average closing price of a security be not less than $1.00 over a consecutive thirty-day trading period. In accordance with the rules of the exchange, we responded to the NYSE expressing our intent to cure this deficiency and maintain our listing. Among the actions available to us is effecting a reverse stock split, which would be contingent on stockholder approval at a special meeting called for this purpose. Under the NYSE’s rules, we must bring our share price and thirty-day average closing share price back above $1.00 within six months following receipt of the notification.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits:
31.1 Certification of Mark Aslett under Section 302 of the Sarbanes-Oxley Act.
31.2 Certification of Richard S. Haak, Jr. under Section 302 of the Sarbanes-Oxley Act.
32.1 Certification of Mark Aslett under Section 906 of the Sarbanes-Oxley Act.*
32.2 Certification of Richard S. Haak, Jr. under Section 906 of the Sarbanes-Oxley Act.*

ENTERASYS NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
* The certifications under section 906 are being “furnished” hereunder and shall not be deemed “filed” for purposes of section 18 of the Securities Exchange Act of 1934
(b) Reports on Form 8-K:
We furnished a current report on Form 8-K on June 8, 2005 to announce our approval of a plan consistent with our previously announced cost reduction objectives.
We furnished a current report on Form 8-K on May 26, 2005 to announce that the findings of an IRS field audit of our federal tax returns for fiscal years 1999 through 2002 indicated we were due a tax refund of $47,500,000.

ENTERASYS NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTERASYS NETWORKS, INC.
/s/ Mark Aslett
Date: August 11, 2005	By:	Mark Aslett
President & Chief Executive Officer

ENTERASYS NETWORKS, INC.
	By:	/s/ Richard S. Haak, Jr.
Date: August 11, 2005		Richard S. Haak, Jr.
Chief Financial Officer (Principal Financial and Accounting Officer)

ENTERASYS NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) — Continued
EXHIBIT INDEX

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