Form 10-Q
period 2005-10-01
ENTERASYS NETWORKS INC /DE/
filed 2005-11-09
CIK 846909

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 1, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-10228
Enterasys Networks, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-2797263 (I.R.S. Employer Identification No.)
50 Minuteman Road
Andover, Massachusetts 01810
(978) 684-1000
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of November 7, 2005 there were 27,329,238 shares of Enterasys common stock, $0.01 par value, outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
ENTERASYS NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS

	October 1,	January 1,
	2005	2005
	(In thousands, except share and
	per share amounts)
	(unaudited)	(a)
Current assets:
Cash and cash equivalents	$68,857	$70,947
Marketable securities	35,931	48,472
Accounts receivable, net	29,215	29,088
Inventories	19,080	27,200
Income tax receivable	54,330	1,732
Insurance receivable	9,958	11,008
Asset held for sale	3,071	—
Prepaid expenses and other current assets	11,573	18,334

Total current assets	232,015	206,781
Restricted cash, cash equivalents and marketable securities	5,402	5,357
Long-term marketable securities	4,872	30,596
Investments	186	388
Property, plant and equipment, net	12,771	27,828
Goodwill	15,129	15,129
Intangible assets, net	1,445	4,234

Total assets	$271,820	$290,313

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,646	$28,841
Accrued compensation and benefits	18,706	23,574
Accrued legal and litigation costs	11,803	12,945
Accrued restructuring charges	5,097	9,528
Other accrued expenses	13,778	19,001
Deferred revenue	31,505	33,136
Customer advances and billings in excess of revenues	6,233	11,341
Income taxes payable	5,588	32,427

Total current liabilities	113,356	170,793
Long-term deferred revenue	6,691	6,214
Long-term accrued restructuring charges	2,396	3,568

Total liabilities	122,443	180,575

Commitments and contingencies

Stockholders’ equity:
Series F preferred stock, $1.00 par value; 300,000 shares authorized; none outstanding	—	—
Undesignated preferred stock, $1.00 par value; 1,700,000 shares authorized; none outstanding	—	—
Common stock, $0.01 par value; 60,000,000 shares authorized; 27,331,940, and 26,543,808 shares issued and 27,331,940 and 26,325,200 shares outstanding at October 1, 2005 and January 1, 2005, respectively	273	265
Additional paid-in capital	1,163,459	1,192,885
Accumulated deficit	(1,022,765)	(1,061,384)
Treasury stock, at cost; none and 218,608 common shares at October 1, 2005 and January 1, 2005, respectively	—	(30,119)
Accumulated other comprehensive income	8,410	8,091

Total stockholders’ equity	149,377	109,738

Total liabilities and stockholders’ equity	$271,820	$290,313

(a)	The balance sheet at January 1, 2005 has been derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
See accompanying notes to consolidated financial statements.

ENTERASYS NETWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended		Nine months ended
	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004
	(In thousands, except per share amounts)
		(unaudited)
Net revenue:
Product	$60,156	$65,058	$175,417	$195,281
Services and other	21,678	22,352	65,134	71,057

Total net revenue	81,834	87,410	240,551	266,338

Cost of revenue:
Product	32,932	32,832	98,489	101,113
Services and other	6,060	7,864	23,587	27,656

Total cost of revenue	38,992	40,696	122,076	128,769

Gross margin	42,842	46,714	118,475	137,569
Operating expenses:
Research and development	10,892	17,685	41,376	57,829
Selling, general and administrative	31,820	34,030	99,976	122,006
Amortization of intangible assets	929	929	2,788	3,456
Restructuring charges, net	(189)	5,418	9,585	11,311
Asset impairments and other charges	978	454	7,749	9,188

Total operating expenses	44,430	58,516	161,474	203,790

Loss from operations	(1,588)	(11,802)	(42,999)	(66,221)
Interest income, net	846	626	2,722	2,276
Other (expense) income, net	(69)	2,980	(85)	(6,236)

Loss before income taxes	(811)	(8,196)	(40,362)	(70,181)
Income tax benefit	73,708	2,389	78,981	9,416

Net income (loss)	$72,897	$(5,807)	$38,619	$(60,765)

Basic net income (loss) per common share	$2.67	$(0.21)	$1.41	$(2.24)

Basic weighted average common shares outstanding	27,315	27,230	27,303	27,183

Diluted net income (loss) per common share	$2.66	$(0.21)	$1.41	$(2.24)

Diluted weighted average common shares outstanding	27,385	27,230	27,359	27,183

See accompanying notes to consolidated financial statements.

ENTERASYS NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended
	October 1,	October 2,
	2005	2004
	(In thousands)
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$38,619	$(60,765)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	12,775	17,329
Recoveries on accounts receivable	(617)	(2,945)
Provision for inventory write-downs	9,129	10,751
Asset impairment charges	6,236	9,188
(Gain) loss on minority investments	(77)	9,446
Unrealized loss (gain) on foreign currency transactions	52	(1,775)
Benefit from reduction in tax contingencies	(34,291)	(9,913)
Other, net	36	(1,026)
Changes in current assets and liabilities:
Accounts receivable	685	10,071
Inventories	(459)	(10,791)
Prepaid expenses and other current assets	7,018	(8,483)
Accounts payable and accrued expenses	(23,994)	(14,317)
Customer advances and billings in excess of revenues	(5,101)	2,496
Deferred revenue	(1,286)	(5,514)
Income taxes, net	(45,360)	(964)

Net cash used in operating activities	(36,635)	(57,212)

Cash flows from investing activities:
Capital expenditures	(3,613)	(8,104)
Purchase of minority investments	—	(1,450)
Proceeds from sales of minority investments	279	2,169
Purchase of marketable securities	(3,000)	(34,360)
Sales and maturities of marketable securities	41,052	22,777
Net release of restricted cash	(45)	6,277

Net cash provided by (used in) investing activities	34,673	(12,691)

Cash flows from financing activities:
Proceeds from exercise of stock options	224	1,789
Proceeds from common stock issued pursuant to employee stock purchase plans	477	1,713

Net cash provided by financing activities	701	3,502

Effect of exchange rate changes on cash	(829)	(625)

Net decrease in cash and cash equivalents	(2,090)	(67,026)
Cash and cash equivalents at beginning of period	70,947	136,801

Cash and cash equivalents at end of period	$68,857	$69,775

Supplemental disclosure of cash flow information:
Refunds received (cash paid) for income taxes, net	$195	$(1,251)
Non-cash transactions:
Issuance of stock for shareholder litigation	$28,068	$—
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
    2. Reverse Stock Split
     In October 2005, the Company’s Board of Directors approved a 1-for-8 reverse stock split of the Company’s outstanding shares of common stock. Following shareholder approval, the reverse stock split became effective on October 28, 2005. All share and per share information included in these consolidated financial statements have been adjusted to reflect this reverse stock split. The authorized common stock was decreased from 450 million shares to 60 million shares and issued shares were reverse split on a 1 for 8 basis.
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
     Stock-Based Compensation Plans
     The Company accounts for stock-based compensation plans using the intrinsic method under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Disclosure, to stock-based employee compensation:

	Three months ended		Nine months ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
		(In thousands)
Net income (loss), as reported	$72,897	$(5,807)	$38,619	$(60,765)
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for the employee stock option awards and the employee stock purchase plans	(1,037)	(3,015)	(3,586)	(11,638)

Pro forma net income (loss)	$71,860	$(8,822)	$35,033	$(72,403)

Basic net income (loss) per common share:
As reported	$2.67	$(0.21)	$1.41	$(2.24)

Pro forma	$2.63	$(0.32)	$1.28	$(2.66)

Diluted net income (loss) per common share:
As reported	$2.66	$(0.21)	$1.41	$(2.24)

Pro forma	$2.62	$(0.32)	$1.28	$(2.66)

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

	Three months ended				Nine months ended
	October 1, 2005		October 2, 2004		October 1, 2005		October 2, 2004
Employee stock options:

Risk-free interest rate		4.13%		3.35%		4.17%		3.21%
Expected option life	4.18	years	4.36	years	4.22	years	4.52	years
Expected volatility		107.36%		112.00%		107.03%		112.09%
Expected dividend yield		0.0%		0.0%		0.0%		0.0%
Fair value of options granted		$6.47		$10.64		$7.47		$16.96

Employee stock purchase plan shares:

Risk-free interest rate		3.76%		1.95%		3.25%		1.73%
Expected option life	6	months	6	months	6	months	6	months
Expected volatility		75.23%		72.46%		69.95%		72.03%
Expected dividend yield		0.0%		0.0%		0.0%		0.0%
Fair value of plan shares		$2.08		$6.96		$2.16		$8.16
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
   New Accounting Pronouncements
     In September 2005, the Financial Accounting Standards Board (“FASB”) approved the consensus reached on the Emerging Issues Task Force Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty (“EITF 04-13”). The Issue’s objective is to provide guidance for identifying and accounting for purchases and sales of inventory between entities in the same line of business that are deemed nonmonetary transactions within the scope of APB Opinion No. 29, Accounting for Nonmonetary Transactions. EITF 04-13 also provides new disclosure requirements for inventory exchanges accounted for under EITF 04-13. This statement is effective for transactions completed in reporting periods beginning after March 15, 2006. The adoption of EITF No. 04-13 is not expected to have a material effect on the Company’s results of operations or financial position.
     In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections- a replacement of APB No. 20 and FASB Statement No. 3 (“SFAS No. 154”). This statement replaces APB Opinion No. 20, Accounting Changes, which required most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retroactive application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement is effective for fiscal periods beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material effect on the Company’s results of operations or financial position.

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
     In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF 03-1”). The Issue’s objective is to provide guidance for identifying other-than-temporarily impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued a FASB Staff Position (“FSP”) EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until further notice. The adoption of EITF 03-1 is not expected to have a material effect on the Company’s results of operations or financial position.
     In December 2004, the FASB issued FSP No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act (“AJCA”) of 2004 (“FSP 109-2”). The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a US taxpayer (repatriation provision), provided certain criteria are met. FSP 109-2 provides accounting and disclosure guidance for the repatriation provision. The Company does not currently plan to change its intention to permanently reinvest the undistributed earnings of its foreign subsidiaries. The Company does not expect the enactment of the AJCA to have a material effect on its consolidated financial position, results of operations or cash flows.
     In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123(R) requires that compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The requirements of FAS 123(R) are effective for the Company’s fiscal year beginning January 1, 2006, as a result of the SEC’s recent decision to delay the effective date of FAS 123(R) by six months. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 regarding the Staff’s interpretation of SFAS No. 123R. This interpretation provides the Staff’s views regarding interactions between SFAS No. 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The interpretive guidance is intended to assist companies in applying the provisions of SFAS No. 123R and investors and users of the financial statements in analyzing the information provided. The company will follow the guidance prescribed in SAB No. 107 in connection with its adoption of SFAS No. 123R. The Company is currently evaluating the requirements of SFAS 123(R) and has not yet fully determined the effect on its consolidated financial statements. The stock-based employee compensation expense presented in the Company’s pro forma financial results required to be disclosed under the current SFAS 123 was $1.0 million and $3.6 million for the three and nine months ended October 1, 2005, respectively, and $3.0 million and $11.6 million for the three and nine months ended October 2, 2004, respectively.
     In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets (“SFAS No. 153”). This statement amends APB Opinion No. 29, Accounting of Nonmonetary Transactions, to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. This statement is effective for fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material effect on the Company’s results of operations or financial position.
     In November 2004, the FASB issued SFAS No. 151, Inventory Costs (“SFAS No. 151”). This statement amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This statement is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a material effect on the Company’s results of operations or financial position.
   Reclassifications
     Certain prior period balances have been reclassified to conform to the current period presentation.
    4. Accounts Receivable, net
     Accounts receivable, net were as follows:

	October 1, 2005	January 1, 2005
	(In thousands)
Gross accounts receivable	$29,488	$29,641
Allowance for doubtful accounts	(273)	(553)

Accounts receivable, net	$29,215	$29,088

     The Company defers revenue on product shipments to certain stocking distributors until those distributors have sold the product to their customer. At October 1, 2005 and January 1, 2005, $12.2 million and $19.7 million, respectively, of product shipments had been billed and revenue had not been recognized, of which $5.6 million and $10.0 million, respectively, was paid and included in customer advances and billings in excess of revenues. The balance of $6.6 million and $9.7 million, respectively, was unpaid and is recorded as a contra account to gross accounts receivable.
   5. Inventories
     Inventories consisted of the following:

	October 1, 2005	January 1, 2005
	(In thousands)
Raw materials	$842	$1,690
Service spares	1,576	2,520
Finished goods at stocking distributors	4,471	6,617
Finished goods	12,191	16,373

Inventories	$19,080	$27,200

    6. Goodwill and Intangible Assets
     In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is subject to an annual impairment test using a fair-value-based approach. All other intangible assets are amortized over their estimated useful lives and assessed for impairment under SFAS No. 144, Accounting for the Impairment and Disposal of Long-lived Assets. The Company has designated the end of the third quarter of its fiscal year as the date of the annual test. The Company completed its annual impairment test at October 1, 2005 and found no impairment of recorded goodwill. Goodwill at October 1, 2005 and January 1, 2005 was $15.1 million.
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
     The table below presents gross amortizable intangible assets and the related accumulated amortization at October 1, 2005:

			Net Carrying
	Gross		Value of
	Carrying	Accumulated	Intangible	Estimated
	Amount	Amortization	Assets	Useful Life
		(In thousands)
Customer relations	$28,600	$(27,531)	$1,069	8 years
Patents and technology	2,092	(1,716)	376	3 years

Total	$30,692	$(29,247)	$1,445

     All of the Company’s identifiable intangible assets are subject to amortization. Total amortization expense was $0.9 million and $2.8 million for the three and nine months ended October 1, 2005, respectively, and $0.9 million and $3.5 million for the three and nine months ended October 2, 2004, respectively. Based on the net carrying value of intangible assets at October 1, 2005, the estimated amortization expense is $0.9 million for the remainder of fiscal year 2005 and $0.5 million for fiscal year 2006.
    7. Other Accrued Expenses
     Other accrued expenses consisted of the following:

	October 1, 2005	January 1, 2005
	(In thousands)
Accrued audit and Sarbanes-Oxley Section 404 costs	$2,920	$3,194
Accrued marketing and selling costs	3,306	4,459
Accrued sales tax and VAT expense	445	1,760
Accrued royalties	1,038	684
Accrued IT and engineering	544	1,236
Accrued utilities	768	789
Other	4,757	6,879

Total other accrued expenses	$13,778	$19,001

8. Restructuring Charges, net
The following table summarizes accrued restructuring activity:

			Contract	Total
	Severance	Facility Exit	Cancellation	Accrued
	Benefits	Costs	Costs	Restructuring
		(In thousands)
Balance, January 3, 2004	$3,842	$6,683	$—	$10,525
Q1 restructuring charge	3,800	685	—	4,485
Q1 cash payments	(2,161)	(777)	—	(2,938)

Balance, April 3, 2004	5,481	6,591	—	12,072
Q2 restructuring charge	1,173	235	—	1,408
Q2 cash payments	(2,518)	(831)	—	(3,349)

Balance, July 3, 2004	4,136	5,995	—	10,131
Q3 restructuring charges	4,231	1,187	—	5,418
Q3 cash payments	(3,128)	(976)	—	(4,104)

Balance, October 2, 2004	5,239	6,206	—	11,445
Q4 restructuring charge	4,870	—	—	4,870
Q4 cash payments	(2,361)	(858)	—	(3,219)

Balance, January 1, 2005	7,748	5,348	—	13,096
Q1 restructuring charge	420	383	—	803
Prior year reversal	(820)	—	—	(820)
Q1 cash payments	(4,848)	(872)	—	(5,720)

Balance, April 2, 2005	2,500	4,859	—	7,359
Q2 restructuring charge	8,138	701	952	9,791
Q2 cash payments	(2,639)	(966)	—	(3,605)

Balance, July 2, 2005	7,999	4,594	952	13,545
Q3 restructuring charge	543	469	—	1,012
Prior quarter reversal	(1,201)	—	—	(1,201)
Q3 cash payments	(4,046)	(865)	(952)	(5,863)

Balance, October 1, 2005	$3,295	$4,198	$—	$7,493

     In the second quarter of fiscal year 2005, the Company developed and began implementing a significant cost-reduction plan that is expected to reduce quarterly expenses by approximately $10 million to $13 million and achieve positive operating cash flow at quarterly revenues of approximately $80 million when completed. This plan includes reducing the Company’s workforce on the order of 30%, from the level at the end of the first quarter of fiscal year 2005, as well as the cancellation or curtailment of certain spending programs. The Company recorded restructuring charges, net of $10.8 million during the second and third quarters of fiscal year 2005, which included employee severance related costs of $8.7 million. In addition, the Company recorded facility exit costs of $1.1 million for closure of two regional sales offices and revisions to the estimated time required to sublet certain other vacant properties. Contract cancellation costs were $1.0 million for third-party engineering development activities. Offsetting this expense was a reversal of prior quarters’ severance expense of $1.2 million related to a change in estimated severance benefits as well as changes in the employee population expected to receive such benefits. Net headcount reductions related to the severance charges included approximately 182 individuals and involved most functions within the Company.
     In the first quarter of fiscal year 2005, the Company recorded restructuring charges, net of $0.8 million related to workforce reductions and facility closings. In connection with the workforce reduction, the Company recorded employee severance related costs of $0.4 million for approximately 10 individuals. The reductions were a continuation of a previously announced plan. In addition, the Company recorded facility exit costs of $0.4 million for closure of one regional sales office and revisions to the estimated time required to sublet certain other vacant properties. Offsetting this expense was a reversal of prior year severance expense of $0.8 million related to a change in estimated severance benefits as well as changes in the employee population expected to receive such benefits.
     The remaining accrued severance cost of $3.3 million as of October 1, 2005 is expected to be paid over the next twelve months and the remaining accrued exit costs of $4.2 million, which consists of long-term lease commitments less projected sublease income, will be paid as follows: $0.3 million for the remainder of fiscal year 2005, $2.0 million in fiscal year 2006, $0.9 million in fiscal year 2007, $0.4 million in fiscal year 2008, $0.4 million in fiscal year 2009 and $0.2 million thereafter.
     In fiscal year 2004, the Company recorded restructuring charges, net of $16.2 million related to workforce reductions and facility closings, including $11.3 million for the nine months ended October 2, 2004. In connection with the workforce reductions, the Company recorded employee severance related costs of $14.1 million for approximately 400 individuals. The workforce reductions during fiscal year 2004 occurred in conjunction with a plan to align the cost structure of the Company’s business with its Secure Networks strategy and involved most functions within the Company. Additionally, the Company exited seven facilities, which included two research facilities, and five regional sales offices and recorded facility exit costs of $2.1 million during fiscal year 2004.
   9. Asset Impairments and Other Charges
     The Company recorded asset impairment and other charges of $7.7 million in the first nine months of fiscal year 2005 which consisted of $6.2 million for asset impairments and $1.5 million for consulting costs associated with its initiative to improve sales force productivity. As a result of the Company’s plan to vacate and sell a facility in Rochester, NH and to relocate or outsource all employees and operations from Rochester by the end of the year, the Company performed a test for recoverability under SFAS No. 144 (“SFAS 144”), Accounting for the Impairment and Disposal of Long-lived Assets, at the end of the second quarter of fiscal year 2005. As a result, the Company recorded an impairment charge of $5.5 million associated with the write-down of the facility to its estimated fair value based on an independent appraisal. The estimated fair value of the facility less cost to sell was approximately $3.1 million as of October 1, 2005, and has been presented separately from the fixed assets reported in the consolidated balance sheets as an asset held for sale. The remaining asset impairment charge of $0.7 million consisted of various prepaid and fixed assets that have been impaired as a result of workforce reductions and project cancellations. During the nine months ended October 2, 2004, the Company recorded asset impairment charges of $9.2 million, which consisted of $8.7 million for a write-down of patents and technology intangible assets (see Note 6 for further information) and $0.5 million associated with the closure of certain facilities.
   10. Other (Expense) Income, Net
     The following schedule reflects the components of other (expense) income, net:

	Three months ended		Nine months ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
	(In thousands)
Gain (loss) on minority investments	$—	$552	$77	$(9,446)
Net realized gain (loss) on sale of marketable securities	—	(130)	(53)	7
Foreign currency (loss) gain	(77)	1,852	(87)	1,729
Gain on legal settlement	—	1,048	—	1,048
Other, net	8	(342)	(22)	426

Total other (expense) income, net	$(69)	$2,980	$(85)	$(6,236)

     In the third quarter of fiscal year 2004, the Company recorded a non-recurring foreign currency benefit of $2.0 million to reflect the period end cumulative effect of foreign currency translation.
     The Company recorded a gain of $1.0 million in the third quarter of fiscal year 2004 from a legal settlement related to claims pertaining to the sale of a former subsidiary in fiscal year 2002.
   11. Income Taxes
     The Company recorded a net income tax benefit of $79.0 million for the first nine months of fiscal year 2005. During the second quarter of fiscal year 2005, the Company was notified by the Internal Revenue Service (“IRS”) that it had completed its field audit of the Company’s federal tax returns for fiscal years 1999 through 2002, including certain amended tax return filings. The findings of this audit were accepted by the Company and were reviewed and approved in the third quarter by the Congressional Joint Committee on Taxation (“JCT”). As a result, the Company recorded in the third quarter of fiscal year 2005 a tax benefit of approximately $73.2 million which included a tax refund of $47.6 million, associated net interest income of $4.7 million, and a net reduction to previously accrued taxes of approximately $20.9 million. The Company subsequently received the cash refund of $52.3 million in October 2005. In addition, the Company recorded a benefit of $6.5 million in the first nine months of fiscal year 2005 which consisted of $5.0 million released from previously accrued federal and state tax reserves and a $1.5 million tax refund, resulting from the favorable settlement of an audit of certain foreign tax returns for the periods 1997 through 2003.
     The Company recorded a net income tax benefit of $9.4 million for the first nine months of fiscal year 2004, primarily related to the release of previously accrued taxes. In the second quarter of fiscal year 2004, the Company filed documentation with the IRS based on then newly issued guidance that allowed the Company to recognize a reduction to accrued tax liabilities of $12.0 million in the fiscal year 2004. Approximately $9.9 million of the liability reduction was recognized as a tax benefit during the first nine months of fiscal year 2004.
     During the first quarter of fiscal year 2005, the Company changed its method of accounting for reporting changes in interim periods to liabilities resulting from changes in judgments or settlements related to uncertain tax positions. The Company had previously accounted for such changes in judgments and settlements as adjustments to the estimated annual effective tax rate. The Company changed its method to account for such changes in judgments and settlements as discrete items in the interim period of change. This discrete method recognizes the effect of any change in reserves only in the quarter of the change. The newly adopted accounting method is preferable in these circumstances because it better reflects the Company’s consolidated financial position and operations at the time of the change in its uncertain tax positions. As a result of the change in method, income tax benefit was increased by $4.8 million or $0.18 per common share for the three months ended April 2, 2005. If the Company had used the discrete method, the income tax benefit would have decreased by $2.2 million for the three months ended October 2, 2004, and increased $2.1 million for the nine months ended October 2, 2004, as compared to the amounts previously reported as income tax benefit. Additionally, the amounts previously reported for basic and diluted net loss per share would have increased by $0.08 per common share for the three months ended October 2, 2004 and decreased by $0.08 per common share for the nine months ended October 2, 2004.
   12. Comprehensive Income (Loss)
     The Company’s total comprehensive income (loss) was as follows:

	Three months ended		Nine months ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
		(In thousands)
Net income (loss)	$72,897	$(5,807)	$38,619	$(60,765)
Other comprehensive income (loss):
Unrealized (loss) gain on marketable securities	—	(1)	36	(882)
Foreign currency gain (loss) on translation adjustment	746	(1,220)	283	(1,595)

Total comprehensive income (loss)	$73,643	$(7,028)	$38,938	$(63,242)

   13. Segment Information
     The Company operates its business as one segment, which is the business of designing, developing, marketing and supporting comprehensive network solutions architected to address the network communication, management and security requirements facing global enterprises.
     Geographic revenue information is based on the location of the customer. Net revenue from external customers by geographic region was as follows:

	Three months ended				Nine months ended
	October 1, 2005		October 2, 2004		October 1, 2005		October 2, 2004
	Revenue	Percent	Revenue	Percent	Revenue	Percent	Revenue	Percent
				($ in thousands)
North America	$39,783	48.6%	$45,156	51.6%	$117,241	48.7%	$129,873	48.8%
Europe, Middle East and Africa	31,667	38.7%	31,174	35.7%	92,087	38.3%	94,296	35.4%
Asia Pacific	5,394	6.6%	5,856	6.7%	15,929	6.6%	23,832	8.9%
Latin America	4,990	6.1%	5,224	6.0%	15,294	6.4%	18,337	6.9%

Total net revenue	$81,834	100.0%	$87,410	100.0%	$240,551	100.0%	$266,338	100.0%

     During the third quarter of fiscal year 2005, one stocking distributor accounted for approximately 29% of the Company’s net revenue and for the third quarter of fiscal year 2004, two stocking distributors accounted for approximately 29% and 16% of the Company’s net revenue, respectively. No single end-user accounted for more than 10% of the Company’s net revenue in any of the periods presented.
     During the first nine months of fiscal year 2005, two stocking distributors accounted for approximately 26% and 10% of the Company’s net revenue, respectively and for the first nine months of fiscal year 2004, two stocking distributors accounted for approximately 28% and 15% of the Company’s net revenue, respectively.
     Long-lived assets consist of the net book value of property, plant, and equipment, goodwill and intangible assets. Long-lived assets by location were as follows:

	October 1, 2005	January 1, 2005
	(In thousands)
U.S	$28,033	$45,089
All other countries	1,312	2,102

Total long-lived assets	$29,345	$47,191

   14. Net Income (Loss) Per Share
     The following table presents the calculation of basic and diluted common shares used to calculate net income (loss) per share:

	Three months ended		Nine months ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
	(In thousands)
Basic weighted average common shares outstanding	27,315	27,230	27,303	27,183
Effect of dilutive potential common shares	70	—	56	—

Diluted weighted average common shares outstanding	27,385	27,230	27,359	27,183

     Diluted weighted average common shares outstanding includes the dilutive effect of potential future issuances of common stock relating to employee stock option programs and other potentially dilutive securities. Employee stock options to purchase approximately 2.7 million shares were outstanding at October 1, 2005 but were not included in the computation of diluted earnings per share because the exercise price of the stock options was greater than the average share price of the common shares and therefore the effect would have been antidilutive. Employee stock options to purchase 3.9 million shares of the Company’s common stock were outstanding at October 2, 2004, but excluded from the calculation of diluted loss per common share since the effect would have been antidilutive.
     For the three and nine months ended October 2, 2004, the Company included 927,939 shares of stock related to the settlement of the outstanding shareholder litigation in the Earnings Per Share calculation as shares outstanding. In accordance with SFAS No. 128, Earnings Per Share, the Company considered these shares to have no contingencies and accordingly included these shares of common stock in its calculation of weighted common stock outstanding.
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
     In February 2005, the Company entered into an agreement in principle to settle this litigation which is subject to approval by the Court and does not reflect any admission of wrongdoing. If finally approved, the settlement would result in the dismissal and release of all claims and, under the financial terms of the settlement, the Company would pay $10.5 million in cash in addition to ongoing defense costs of approximately $1.1 million in connection with the litigation, the majority of which will be offset by approximately $11.0 million in cash proceeds from certain of the Company’s insurers. During the first nine months of fiscal year 2005, the Company received $1.1 million of these insurance proceeds from one of its insurers. An additional sum of approximately $9.9 million has been deposited into an escrow by another insurer and will be used to fund the settlement if and when final court approval of the settlement is received.
     Indemnification Claims. The Company’s certificate of incorporation provides for indemnification and advancement of certain litigation and other expenses to the Company’s directors and certain of its officers to the maximum extent permitted by Delaware law. Accordingly, the Company, from time to time, may be required to indemnify directors and certain of its officers, including former directors and officers, in various litigation matters, claims or proceedings. The Company recorded operating expenses of approximately $1.2 million and $2.4 million for the three and nine months ended October 1, 2005, respectively, and $0.2 million and $2.4 million for the three and nine months ended October 2, 2004, respectively, in legal expenses relating to such matters. The Company is currently engaged in legal proceedings against certain insurers to recover these and other costs and expenses incurred by the Company in connection with indemnification claims and other litigation claims, proceedings, and investigative matters.
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
     Other Commitments and Contingencies
     The Company has guaranteed a portion of a former subsidiary’s lease obligations and related maintenance and management fees through 2012. At October 1, 2005, the amount of the guarantee was $4.0 million and automatically reduces to $3.0 million on February 1, 2009, to $2.0 million on February 1, 2010, to $1.0 million on February 1, 2011 and terminates on February 1, 2012. The Company estimates the fair value of the guarantee to be between $2.0 million and $4.0 million based on current market rates for similar property. The Company is indemnified for up to $3.5 million in losses it may incur in connection with this guarantee. The Company has pledged $4.0 million to secure this guarantee.
     At October 1, 2005, the Company had non-cancelable purchase commitments of approximately $21.9 million primarily with its contract manufacturers. The majority of these purchase commitments are expected to be paid in fiscal year 2005.
     At October 1, 2005, the Company had commitments of approximately $4.8 million related to various royalty and license agreements. The Company expects to make payments of $2.0 million for the remainder of fiscal year 2005, $2.7 million in fiscal year 2006 and $0.1 million in fiscal year 2007.
    16. Related Party Transactions
    Investments
     The Company has minority investments in debt and equity securities of certain companies. The Company does not have a controlling interest in these entities or exert any managerial control. Revenues recognized from sales to investee companies were $1.9 million and $4.4 million for the three and nine months ended October 1, 2005 respectively, and $1.0 million and $5.3 million for the three and nine months ended October 2, 2004 respectively, and were related to transactions with normal terms and conditions.
   17. Common Stock Issuance
     During fiscal year 2003, the Company finalized its agreements to settle the outstanding shareholder litigation against the Company, and certain of its former directors and officers filed in connection with financial restatements for the 2001 fiscal and transition years. Under the financial terms of the settlements, the Company distributed 927,939 shares of its stock in the first quarter of fiscal year 2005, which included 218,608 shares of the Company’s treasury stock. In conjunction with the distribution of its treasury stock, the Company recorded a reduction in additional paid-in capital of approximately $30.1 million.
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
     All references in this quarterly report to “Enterasys Networks,” “we,” “our,” or “us” mean Enterasys Networks, Inc.
    Overview
     We design, develop, market, and support comprehensive networking solutions architected to address the networking requirements of global enterprises. We believe our solutions offer customers the secure, high-capacity, cost-effective, network connectivity and infrastructure required to facilitate the exchange of information among employees, customers, vendors, partners and other network users. We are focused on delivering networking solutions that integrate security features within the network architecture. We believe our solutions enable customers to meet their requirements for network continuity, context, control, compliance and consolidation through an architecture and management interface designed for ease of use. Our installed base of customers consists of commercial enterprises; governmental entities; healthcare, financial, educational and non-profit institutions; and various other organizations.
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
     During the third quarter of fiscal year 2005, we achieved significant progress toward our goal of attaining operating profitability and cash-positive operations. We realized approximately $12.4 million of recurring cost benefits in the third quarter of fiscal year 2005 compared to the first quarter. Our operating loss was reduced to $1.6 million in the third quarter of fiscal year 2005 compared with a loss of $23.2 million in the prior quarter and a loss of $11.8 million in the third quarter of fiscal year 2004. For the nine months ended October 1, 2005, our operating loss was reduced to $43.0 million compared with a loss of $66.2 million in the prior year’s nine months. Net cash used in operating activities decreased to $2.5 million in the third quarter of fiscal year 2005 compared with a net cash use of $5.9 million in the prior quarter and a net cash use of $14.0 million in the third quarter of fiscal year 2004. For the first nine months of fiscal year 2005, our net cash used in operating activities declined to $36.6 million compared with a net cash use of $57.2 million in the prior year’s nine months.
     We have incurred operating losses in recent years driven principally by revenue from older product lines and associated services declining faster than the growth in new, refreshed product lines. In response, we have undergone several restructuring initiatives to better align our cost structure with our anticipated revenues. A significant cost-reduction plan was developed and introduced in the second quarter of fiscal year 2005 which was expected to reduce quarterly expenses by approximately $10 million to $13 million and achieve positive operating cash flow at quarterly revenues of approximately $80 million when completed. This plan included reducing our workforce on the order of 30%, from the level at the end of the first quarter of fiscal year 2005, as well as the cancellation or curtailment of certain spending programs. As of October 1, 2005, we had approximately 845 full-time employees compared with 1,150 full-time employees as of January 1, 2005. The decrease in the number of employees was largely a result of the termination of employees in connection with our cost reduction initiatives.
     Restructuring, asset impairment and other charges for the nine months ended October 1, 2005 and October 2, 2004 were $17.3 million and $20.5 million, respectively. These charges were incurred in connection with our cost reduction initiatives and included employee severance related costs, asset impairments, facility exit costs, contract cancellation costs, and certain consulting costs. For a further discussion of these items-see “Results of Operations.”
     At the end of the second quarter of fiscal year 2005, we decided to vacate and sell our facility in Rochester, NH and to relocate or outsource all employees and operations from Rochester by the end of the year. As a result, we recorded an impairment charge of $5.5 million associated with the write-down of the facility to its estimated fair value based on an independent appraisal. The estimated fair value of the facility less cost to sell was approximately $3.1 million as of October 1, 2005, and has been presented separately from the fixed assets reported in the consolidated balance sheets as an asset held for sale.
     Consistent with our goal of returning to operating profitability and cash-positive operations, we are also focused on growing revenue. Third quarter revenues for fiscal year 2005 increased by 4.7% to $81.8 million compared to the prior quarter’s $78.1 million but remained below the prior year’s third quarter revenue of $87.4 million. We are continuing to implement changes to further improve our competitive position and sales productivity. During fiscal year 2005:

•	We released our Matrix X Series core router to production; introduced a new version of the Matrix X, the X4; introduced the Matrix N1 modular layer 3 switch; released a new stackable switch product line, including the SecureStack B2 and the SecureStack A2; as well as introduced a next generation appliance-based RoamAbout wireless switch;

•	We focused our efforts on increasing sales opportunities through our global partners (Siemens, Lucent, Dell, IBM and EDS), which represented an aggregate of 17% of our total revenues in the third quarter and year to date;

•	Revenue from products put into production since the introduction of the N Series in the second quarter of fiscal year 2003 (“refreshed product revenue”) increased to 82% of product sales for the third quarter of fiscal year 2005; and

•	“New customer revenue” was 12.0% and 13.0% of our total revenues in the third quarter and year to date (a new customer is defined as a customer that has not purchased any Enterasys products within three years).
     We were notified by the Internal Revenue Service (“IRS”) during the second quarter of fiscal year 2005 that they had completed their field audit of our federal tax returns for fiscal years 1999 through 2002, including certain amended tax return filings. The findings of this audit were accepted by us and were reviewed and approved in the third quarter by the congressional Joint Committee on Taxation (“JCT”). As a result, we recorded in the third quarter of fiscal year 2005 a tax benefit of approximately $73.2 million which included a refund of $47.6 million, associated net interest income of $4.7 million, and a net reduction to previously accrued federal and state taxes of approximately $20.9 million. We subsequently received the cash refund of $52.3 million in October 2005.
     In October 2005, our Board of Directors approved a 1-for-8 reverse stock split of our outstanding shares of common stock. Following shareholder approval, the reverse stock split became effective on October 28, 2005. All share and per share information included in our consolidated financial statements has been adjusted to reflect this reverse stock split.
   Results of Operations
     The table below sets forth the principal line items from our consolidated statement of operations. Product, services and other revenue, total cost of revenue, total gross margin, operating expenses and loss from operations are each expressed as a percentage of total net revenue. Product, services and other cost of revenue and gross margin are expressed as a percentage of the respective product or services revenue.

	Three months ended		Nine months ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
Net revenue:
Product	73.5%	74.4%	72.9%	73.3%
Services and other	26.5	25.6	27.1	26.7

Total net revenue	100.0	100.0	100.0	100.0

Cost of revenue:
Product	54.7	50.5	56.1	51.8
Services and other	28.0	35.2	36.2	38.9

Total cost of revenue	47.6	46.6	50.7	48.3

Gross margin:
Product	45.3	49.5	43.9	48.2
Services and other	72.0	64.8	63.8	61.1

Total gross margin	52.4	53.4	49.3	51.7

Research and development	13.3	20.2	17.2	21.7
Selling, general and administrative	38.9	38.9	41.6	45.8
Amortization of intangible assets	1.1	1.1	1.2	1.3
Restructuring charges, net	(0.2)	6.2	4.0	4.3
Asset impairments and other charges	1.2	0.5	3.2	3.5

Total operating expenses	54.3	66.9	67.2	76.6

Loss from operations	(1.9)%	(13.5)%	(17.9)%	(24.9)%

Third Quarter of Fiscal Year 2005 Compared to the Third Quarter of Fiscal Year 2004
Net Revenue
     Net revenue decreased by $5.6 million, or 6.4%, to $81.8 million in the third quarter of fiscal year 2005 from $87.4 million in the third quarter of fiscal year 2004. Geographically, net revenues decreased in the third quarter of fiscal year 2005 from the prior year’s third quarter by 11.9%, or $5.4 million in North America; by 7.9%, or $0.5 million in Asia Pacific; and by 4.5%, or $0.2 million in Latin America. Net revenues in Europe, the Middle East, and Africa increased from the prior year’s third quarter by 1.6% or $0.5 million.
     Net product revenue in the third quarter of fiscal year 2005 decreased by $4.9 million, or 7.5%, to $60.2 million from the prior year’s third quarter. The quarterly decline from the prior year was primarily the result of lower sales of Layer 3 modular switching products, including older generation products, as well as decreases in our legacy core routing and legacy Layer 2 switching products. Increased sales of new products such as the Matrix C2 (Layer 3 fixed switching), the SecureStack B2 (Layer 2 switching), and the Matrix X Series (core routing) partially offset this decline.
     In the third quarter of fiscal year 2005, net services and other revenue of $21.7 million declined by $0.7 million, or 3.0%, compared with $22.4 million in the third quarter of fiscal year 2004. Other revenue in the third quarter of the current year included $0.9 million of non-recurring license revenue associated with the sale of certain software to which we retained royalty-free usage rights. The decrease was primarily due to a declining maintenance revenue base in North America resulting from the expiration of higher priced maintenance contracts on older generation products, as well as lower professional services revenue. In the near term, we believe net services and other revenue in the fourth quarter could decline by approximately $1.0 million from the third quarter of fiscal year 2005.
Gross Margin
     Total gross margin of $42.8 million in the third quarter of fiscal year 2005 decreased by $3.9 million compared with $46.7 million in the prior year’s quarter. As a percentage of net revenue, total gross margin was 52.4% in the third quarter of fiscal year 2005 compared with 53.4% in the third quarter of fiscal year 2004.
     Product gross margin as a percentage of net revenue was 45.3% in the third quarter of fiscal year 2005 compared with 49.5% in the prior year. Product gross margin percentage declined from the prior year by 4.0 percentage points due to changes in product mix, greater discounting and price reductions on older legacy products. Provisions for inventory write-downs were $0.7 million or 1.2 percentage points in the third quarter of fiscal year 2005 compared with $1.1 million or 1.7 percentage points in the third quarter of fiscal year 2004.
     Services and other gross margin percentage increased to 72.0% in the third quarter of fiscal year 2005 compared with 64.8% in the prior year’s third quarter, primarily due to approximately 7.8 percentage points of lower overhead expense from workforce reductions and other cost reduction initiatives. Service inventory write-downs were $0.4 million or 1.9% of service revenue for the third quarter of fiscal year 2005 compared with $0.3 million or 1.3% of service revenue in the prior year’s third quarter. The services gross margin percentage also increased by 1.2 percentage points in the current quarter due to the inclusion of $0.9 million of non-recurring license revenue associated with the sale of certain software. We currently expect service margins of above 65% for the fourth quarter based on our cost reduction savings.
     Operating Expenses
     For the third quarter of fiscal year 2005, research and development (“R&D”) expense decreased by $6.8 million to $10.9 million compared with $17.7 million in the third quarter of fiscal year 2004. The decline from the prior year was primarily due to lower labor-related costs of approximately $3.6 million from our cost reduction initiatives, a decrease in outside services of approximately $1.8 million related to the completion of various development projects and changes in development methodology, a decrease of approximately $0.9 million in facilities related costs due to facility closures, and lower depreciation expense of approximately $0.4 million from reduced capital expenditures. We currently expect research and development expense to increase to approximately $11.5 million in the fourth quarter, primarily as a result of the timing of new product initiatives.
     Selling, general and administrative (“SG&A”) expense in the third quarter of fiscal year 2005 decreased by $2.2 million to $31.8 million compared with $34.0 million in the prior year. Significant components of the decline in SG&A expense were a decrease in labor-related costs of approximately $3.1 million from our cost reduction initiatives, a decrease in marketing and advertising expenses of approximately $2.1 million due to the launch of our Secure Networks campaign in the prior year, and a decrease of approximately $1.5 million in facilities related costs due to facility closures. The decrease in SG&A expense was partially offset by lower income from net recoveries of bad debts and lease guarantees of approximately $5.8 million, and higher litigation and other expenses from indemnification claims for former officers and directors of approximately $1.0 million. Last year’s third quarter included a benefit of $3.5 million for lease guarantee recoveries from a settlement with a former subsidiary and a benefit of $1.2 million for bad debt recoveries on the final distribution from a former customer’s bankruptcy liquidation.
     In the second quarter of fiscal year 2005, we developed and began implementing a significant cost-reduction plan which includes prior cost-reduction initiatives. This plan is expected to reduce quarterly expenses by approximately $10 million to $13 million and achieve positive operating cash flow at quarterly revenues of approximately $80 million when completed. This plan includes reducing our workforce on the order of 30%, from the level at the end of the first quarter of fiscal year 2005, as well as the cancellation or curtailment of certain spending programs. We realized approximately $12.4 million of recurring cost benefits in the third quarter of fiscal year 2005 compared to the prior quarter primarily as a result of this plan.
Restructuring Charges, net
     We recorded a net restructuring benefit of $0.2 million in the third quarter of fiscal year 2005 which included employee severance related costs of $0.5 million for approximately 10 individuals. Offsetting these additional costs was a benefit of $1.2 million for a reversal of prior quarters’ employee severance related costs due to a change in estimated severance benefits as well as changes in the employee population expected to receive such benefits. We also recorded facility exit costs of $0.5 million for the closure of one regional sales office and revisions to the estimated time required to sublet certain other vacant properties. To the extent we identify additional cost savings opportunities, there could be additional restructuring charges in future periods.
     In connection with a plan initiated during the first quarter of fiscal year 2004 to align the cost structure of our business with our Secure Networks strategy, we recorded employee severance related costs of $4.2 million during the third quarter of fiscal year 2004 which were principally due to planned reductions associated with changing our sales model in China and Japan. Additionally, we exited four facilities, which included a research facility and three regional sales offices, and recorded facility exit costs of $1.2 million.
Asset Impairments and Other Charges
     We recorded other charges of $1.0 million in the third quarter of fiscal year 2005 which consisted of consulting costs associated with our initiative to improve sales force productivity. No further consulting costs are expected in the fourth quarter regarding this project. During the third quarter of fiscal year 2004, we recorded asset impairment charges of $0.5 million associated with the closure of certain facilities.
Other (Expense) Income, net
     Net other expense was $0.1 million for the third quarter of fiscal year 2005 compared with net other income of $3.0 million for the third quarter of fiscal year 2004. In the third quarter of fiscal year 2004, we recorded a non-recurring foreign currency benefit of $2.0 million to reflect the period end cumulative effect of foreign currency translation and a gain of $1.0 million from a legal settlement related to claims pertaining to the sale of a former subsidiary in fiscal year 2002.
Income Tax Benefit
     We recorded a net tax benefit of $73.7 million for the third quarter of fiscal year 2005 compared with a net tax benefit of $2.4 million for the third quarter of fiscal year 2004. We did not record an income tax benefit for losses generated in the U.S. for the third quarter of fiscal years 2005 and 2004 due to the uncertainty of realizing such benefits.
     During the quarter ended July 2, 2005, we were notified by the Internal Revenue Service (“IRS”) that it had completed its field audit of our federal tax returns for fiscal years 1999 through 2002, including certain amended tax return filings. The findings of this audit were accepted by us and were reviewed and approved in the third quarter by the congressional Joint Committee on Taxation (“JCT”). As a result, we recorded in the third quarter of fiscal year 2005 a tax benefit of approximately $73.2 million which included a refund of $47.6 million, associated net interest income of $4.7 million, and a net reduction to previously accrued federal and state taxes of approximately $20.9 million. We subsequently received the cash refund of $52.3 million in October 2005.
     Based on IRS guidance issued at the end of our first quarter of fiscal year 2004, we filed documentation with the IRS shortly following the end of the second quarter of fiscal year 2004 enabling us to recognize a reduction to accrued tax liabilities of $12.0 million for fiscal year 2004. Approximately $2.2 million of the liability reduction was recognized as a tax benefit during the third quarter of fiscal year 2004.
First Nine Months of Fiscal Year 2005 Compared to the First Nine Months of Fiscal Year 2004
Net Revenue
     Net revenue decreased by $25.7 million, or 9.7%, to $240.6 million in the first nine months of fiscal year 2005 from $266.3 million in the first nine months of fiscal year 2004. Geographically, net revenues decreased in the first nine months of fiscal year 2005 from the first nine months of fiscal year 2004 by 33.2%, or $7.9 million in Asia Pacific; by 16.6%, or $3.0 million in Latin America; by 9.7%, or $12.6 million in North America; and by 2.3%, or $2.2 million in Europe, the Middle East, and Africa.
     Net product revenue of $175.4 million in the first nine months of fiscal year 2005 decreased by $19.9 million, or 10.2%, compared with $195.3 million in the first nine months of the prior year. The decline from the prior year was primarily the result of lower sales of Layer 3 modular switching products, including older generation products, as well as decreases in our legacy routing and Layer 2 switching products. Increased sales of new products such as the Matrix C2 (Layer 3 fixed switching), the SecureStack B2 (Layer 2 switching), and the Matrix X Series (core routing) partially offset this decline.
     In the first nine months of fiscal year 2005, net services and other revenue of $65.1 million declined by $6.0 million, or 8.3%, compared with $71.1 million in the first nine months of fiscal year 2004. Other revenue during the first nine months of fiscal year 2005 included $0.9 million of non-recurring license revenue associated with the sale of certain software to which we retained royalty-free usage rights. The decrease was primarily due to a declining maintenance revenue base in North America resulting from the expiration of higher priced maintenance contracts on older generation products, as well as lower professional services revenue.
Gross Margin
     Total gross margin of $118.5 million in the first nine months of fiscal year 2005 decreased by $19.1 million compared with $137.6 million in the prior year’s first nine months. As a percentage of net revenue, total gross margin decreased to 49.3% in the first nine months of fiscal year 2005 compared with 51.7% in the first nine months of fiscal year 2004.
     Product gross margin as a percentage of net revenue was 43.9% for the nine months ended October 1, 2005 compared with 48.2% in the prior year. Product gross margin percentage for the nine months ended October 1, 2005 declined 4.4 percentage points due to changes in product mix, greater discounting and price reductions on older legacy products. Provisions for inventory write-downs were $4.7 million or 2.7 percentage points in the first nine months of fiscal year 2005 compared with $8.6 million or 4.4 percentage points in the first nine months of fiscal year 2004.
     Services and other gross margin percentage increased to 63.8% in the first nine months of fiscal year 2005 compared with 61.1% in the prior year’s first nine months, primarily due to approximately 6.4 percentage points of lower overhead expense from workforce reductions and other cost reduction initiatives. Service inventory write-downs were $4.4 million or 6.8% of service revenue for the first nine months of fiscal year 2005 compared with $2.2 million or 3.1% of service revenue in the first nine months of the prior year. The services gross margin percentage also increased by 0.5 percentage points in the first nine months of fiscal year 2005 due to the inclusion of $0.9 million of non-recurring license revenue associated with the sale of certain software.
Operating Expenses
     For the first nine months of fiscal year 2005, research and development expense decreased by $16.4 million to $41.4 million compared with $57.8 million in the first nine months of fiscal year 2004. The decline from the prior year was primarily due to lower labor-related costs of approximately $9.6 million from our cost reduction initiatives, a decrease of approximately $2.4 million in facilities related costs due to facility closures, a decrease in outside services and project related expense of approximately $3.0 million related to the completion of various development projects and changes in development methodology, and lower depreciation expense of approximately $1.2 million from reduced capital expenditures.
     Selling, general and administrative (“SG&A”) expense in the first nine months of fiscal year 2005 decreased by $22.0 million to $100.0 million compared with $122.0 million in the prior year. Significant components of the decline in SG&A expense were a decrease in labor-related costs of approximately $9.5 million from our cost reduction initiatives, a decrease in marketing and advertising expenses of approximately $8.4 million due to the launch of our Secure Networks campaign in the prior year, a decrease in facilities related expense of $5.1 million as a result of facility closures, a decrease in sales-related recruiting, relocation, and training expense of approximately $1.5 million, a decrease in travel related expenses of $1.4 million due to headcount reductions and continued cost reduction initiatives, a decrease in professional services related to audit costs, and various litigation matters, claims and proceedings of approximately $1.1 million and a decrease in insurance expense of $0.8 million. Offsetting the decline in SG&A were lower income from net recoveries of bad debts and lease guarantees of approximately $7.2 million in the first nine months of fiscal year 2005 when compared to the prior year. Last year’s nine months included a benefit of $3.5 million for lease guarantee recoveries from a settlement with a former subsidiary and a benefit of $1.2 million for bad debt recoveries on the final distribution from a former customer’s bankruptcy liquidation.
Amortization of Intangible Assets
     Amortization costs for intangible assets decreased by $0.7 million to $2.8 million in the first nine months of fiscal year 2005 compared with $3.5 million the prior year as a result of the impairment and related write-off of certain intangible assets during the first quarter of fiscal year 2004 and other intangibles becoming fully amortized.

Restructuring Charges, net
     During the first nine months of fiscal year 2005, we recorded restructuring charges, net of $9.6 million which included employee severance related costs of $9.1 million. In addition, we recorded facility exit costs of $1.5 million for three regional sales offices and revised the estimated time required to sublet certain other vacant properties. Contract cancellation costs were $1.0 million for third-party engineering development activities. Offsetting this expense was a reversal of prior severance expense of $2.0 million related to a change in estimated severance benefits as well as changes in the employee population expected to receive such benefits. Net headcount reductions related to the severance charge included approximately 192 individuals and involved most functions within the Company.
     During the first nine months of fiscal year 2004, we recorded restructuring charges, net of $11.3 million related to workforce reductions and facility closings. In connection with the workforce reductions, we recorded employee severance related costs of $9.2 million for approximately 300 individuals. Additionally, we exited seven facilities, which included two research facilities, and five regional sales offices and recorded facility exit costs of $2.1 million during fiscal year 2004.
Asset Impairment and Other Charges
     During the first nine months of fiscal year 2005, we recorded asset impairment and other charges of $7.7 million which consisted of $6.2 million for asset impairments and $1.5 million for consulting costs associated with our initiative to improve sales force productivity. As a result of our plan to vacate and sell a facility in Rochester, NH and to relocate or outsource all employees and operations by the end of the year, we performed a test for recoverability under SFAS No. 144 (“SFAS 144”), Accounting for the Impairment and Disposal of Long-lived Assets, at the end of the second quarter of fiscal year 2005. As a result, we recorded an impairment charge of $5.5 million associated with the write-down of the facility to its estimated fair value based on an independent appraisal. The estimated fair value of the facility less cost to sell was approximately $3.1 million as of October 1, 2005, and has been presented separately from the fixed assets reported in the consolidated balance sheets as an asset held for sale. The remaining asset impairment charge of $0.7 million consisted of various prepaid and fixed assets that have been impaired as a result of workforce reductions and project cancellations.
     During the nine months ended October 2, 2004, we recorded asset impairment and other charges of $9.2 million, which consisted of $8.7 million of an intangible asset impairment and $0.5 million associated with the closure of certain facilities. We recorded an impairment charge of $8.7 million relating to the write-down of patents and technology intangible assets recorded in connection with our fiscal year 2001 acquisition of Indus River Networks. In conjunction with our first quarter fiscal year 2004 restructuring plan, we decided to curtail certain development efforts which reduced forecasted demand on future products that would have used this technology. As a result, the intangible assets fair value was determined to be zero based on a discounted cash flows analysis.
Other Income (Expense), net
     Net other expense was $0.1 million for the first nine months of fiscal year 2005 compared with $6.2 million for the first nine months of fiscal year 2004. Loss on minority investments for the first nine months of fiscal year 2004 was $9.4 million and related to reductions in carrying value due to event-specific impairments. We recorded a foreign currency benefit of $1.7 million in the first nine months of fiscal year 2004. A gain of $1.0 million was recorded in fiscal year 2004 related to a legal settlement pertaining to the sale of a former subsidiary in fiscal year 2002.
Income Tax Benefit
     We recorded a net tax benefit of $79.0 million for the first nine months of fiscal year 2005 compared with a net tax benefit of $9.4 million for the first nine months of fiscal year 2004. We did not record an income tax benefit for losses generated in the U.S. for the first nine months of fiscal years 2005 and 2004 due to the uncertainty of realizing such benefits.
     During the quarter ended July 2, 2005, we were notified by the Internal Revenue Service (“IRS”) that it had completed its field audit of our federal tax returns for fiscal years 1999 through 2002, including certain amended tax return filings. The findings of this audit were accepted by us and were reviewed and approved in the third quarter by the congressional Joint Committee on Taxation (“JCT”). As a result, we recorded in the third quarter of fiscal year 2005 a one-time tax benefit of approximately $73.2 million which included a refund of $47.6 million, associated net interest income of $4.7 million, and a net reduction to previously accrued federal and state taxes of approximately $20.9 million. We subsequently received the cash refund of $52.3 million in October 2005. In addition, we recorded a benefit of $6.5 million in the first nine months of fiscal year 2005 which consisted of $5.0 million released from previously accrued tax reserves and a $1.5 million tax refund, resulting from the favorable settlement of an audit of certain foreign tax returns for the periods 1997 through 2003.
     Based on IRS guidance issued at the end of our first quarter of fiscal year 2004, we filed documentation with the IRS shortly following the end of the second quarter of fiscal year 2004 enabling us to recognize a reduction to accrued tax liabilities of $12.0 million for fiscal year 2004. Approximately $9.9 million of the liability reduction was recognized as a tax benefit during the first nine months of fiscal year 2004.
Liquidity and Capital Resources
     The sections below discuss the commitments on our liquidity and capital resources, and the effects of changes in our balance sheet and cash flows.
Commitments
     The following is a summary of our significant contractual cash obligations and other commercial commitments as of October 1, 2005:
Contractual Cash Obligations

		Less than	1-3	4-5	Over 5
	Total	1 Year	Years	Years	Years
	(In millions)
Non-cancelable lease obligations	$18.5	$5.6	$8.8	$1.7	$2.4
Non-cancelable purchase commitments, net	21.9	21.9	—	—	—
Obligations under restructuring plans (1)	7.5	5.1	1.7	0.5	0.2
Royalty and license obligations	4.8	4.7	0.1	—	—

Total contractual cash obligations	$52.7	$37.3	$10.6	$2.2	$2.6

Other Commercial Commitments

Aprisma lease payment guarantees (2)	$4.0	$—	$—	$1.0	$3.0

(1)	Includes lease obligations for exited facilities of $0.3 million for the remainder of 2005, $2.0 million in 2006, $0.9 million in 2007, $0.4 million in 2008, $0.4 million in 2009 and $0.2 million thereafter.

(2)	The Aprisma lease guarantee declines to $3.0 million in 2009, $2.0 million in 2010, $1.0 million in 2011 and terminates in 2012. We are indemnified for up to $3.5 million in losses.
Balance Sheet and Cash Flows
     As of October 1, 2005, our liquid investments totaled $109.7 million, as compared to $150.0 million at January 1, 2005 and consisted of cash and cash equivalents of $68.9 million plus short and long-term marketable securities of $40.8 million. The decrease in liquid investments during the first nine months of fiscal year 2005 is the result of net uses from changes in current assets and liabilities, and capital expenditures, which offset income after adjustments for certain non-cash items. Based on our liquid investment position at October 1, 2005, we believe that we have sufficient liquid investments to fund our on-going operations and future obligations for at least the next twelve months. In October 2005, we received an IRS tax refund of $52.3 million.
     In connection with the issuance of letters of credit, performance bonds and certain litigation matters, we have agreed to maintain specified amounts of cash, cash equivalents and marketable securities in collateral accounts. These assets totaled $5.4 million at October 1, 2005, and are classified as “Restricted cash, cash equivalents and marketable securities” on our balance sheet.
     Net cash used in operating activities was $36.6 million for the nine months ended October 1, 2005 and consisted of $31.9 million of income after adjustments for certain non-cash items, primarily a result of the approved IRS tax audit, less net uses from changes in current assets and liabilities of $68.5 million. The change in working capital was primarily due to a decrease in trade payables as a result of a decrease in inventory purchases during fiscal year 2005 and lower operating expenses excluding restructuring charges due to our cost reduction initiatives. Also contributing to the net cash used from operations in the first nine months of fiscal year 2005 were employee-related severance and annual incentive payments. During the fourth quarter of fiscal year 2005, we currently expect to continue to progress toward our goal of attaining quarterly cash-positive operations. In October 2005, we received an IRS tax refund of $52.3 million.
     Capital expenditures for the first nine months of fiscal year 2005 were $3.6 million. We expect capital spending of approximately $0.6 million to $1.0 million for the remainder of fiscal year 2005.

     Net accounts receivable was $29.2 million at October 1, 2005 compared with $29.1 million at January 1, 2005. The number of days sales outstanding was 32 days at October 1, 2005 compared to 29 days at January 1, 2005.
     Net property, plant and equipment was $12.8 million at October 1, 2005 compared with $27.8 million at January 1, 2005. The decrease in net property, plant and equipment was driven by lower capital expenditures as well as an impairment charge of $5.5 million to write-down the carrying value of our Rochester, New Hampshire facility, which we expect to close by the end of the year, to its estimated fair market value. The estimated fair value of the facility less cost to sell was approximately $3.1 million as of October 1, 2005, and has been presented separately from the fixed assets reported in the consolidated balance sheets as an asset held for sale.
     Prepaid expenses and other current assets of $11.6 million at October 1, 2005 decreased by $6.8 million from year end primarily due to a decrease in prepaid taxes due to the receipt of various VAT receivables during the year.
     Accounts payable of $20.6 million at October 1, 2005, decreased by $8.2 million from January 1, 2005 as a result of lower operating expenses and a decrease in inventory purchases during the first nine months of fiscal year 2005. Accrued expenses of $49.4 million decreased by $15.7 million from January 1, 2005 as a result of lower compensation and benefit accruals resulting from lower headcount, lower legal accruals, lower advertising and marketing related accruals, and various other accruals that have decreased as a result of lower operating expenses. Income taxes payable has declined by $26.8 million to $5.6 million at October 1, 2005 primarily due to a net reduction to previously accrued federal income taxes related to the IRS settlement.
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
     Revenue Recognition. Our revenue is comprised of product revenue, which includes revenue from sales of our switches, routers, and other network equipment and software, and services revenue, which includes maintenance, installation, system integration services and our Smart Source managed network offering. Our revenue recognition policy follows SEC Staff Accounting Bulletin (“SAB”) No. 104 Revenue Recognition, Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, Modification of SOP No. 97-2, Software Recognition With Respect to Certain Transactions, and Emerging Issues Task Force (“EITF”) No. 00-21 Revenue Arrangements with Multiple Deliverables. We generally recognize product revenue from our end-user and reseller customers at the time of shipment, provided that persuasive evidence of an arrangement exists, the price is fixed or determinable and collectibility of sales proceeds is reasonably assured. When significant obligations remain after products are delivered, such as for system integration or customer acceptance, revenue and related costs are deferred until such obligations are fulfilled. Software and equipment revenue is deferred in instances when vendor specific objective evidence, or VSOE, of fair value of undelivered elements is not determinable. Revenue from service obligations under maintenance contracts is deferred and recognized on a straight-line basis over the contractual period, which is typically twelve months. Revenue from installation and system integration services is recognized when the services have been performed. We recognize revenue from our Smart Source managed network offering based on actual port usage.
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
     Valuation of Goodwill. Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is subject to an annual impairment test using a fair-value-based approach. All other intangible assets are amortized over their estimated useful lives and assessed for impairment under SFAS No. 144, Accounting for the Impairment and Disposal of Long-lived Assets. We have designated the end of the third quarter of its fiscal year as the date of the annual test. We completed our annual impairment test at October 1, 2005 and found no impairment of recorded goodwill. Goodwill at October 1, 2005 and January 1, 2005 was $15.1 million.
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
     At October 1, 2005, the carrying value of long-lived assets, including fixed assets and intangible assets, was $14.2 million. We recorded asset impairment and other charges of $7.7 million during the first nine months of fiscal year 2005 which consisted of $6.2 million for asset impairments and $1.5 million for consulting costs associated with our initiative to improve sales force productivity. As a result of our plan to vacate and sell a facility in Rochester, NH and to relocate or outsource all employees and operations by the end of the year, we performed a test for recoverability under SFAS No. 144 (“SFAS 144”), Accounting for the Impairment and Disposal of Long-lived Asset, at the end of the second quarter of fiscal year 2005. As a result, we recorded an impairment charge of $5.5 million associated with the write-down of the facility to its estimated fair value based on an independent appraisal. The estimated fair value of the facility less cost to sell was approximately $3.1 million as of October 1, 2005, and has been presented separately from the fixed assets reported in the consolidated balance sheets as an asset held for sale. The remaining asset impairment charge of $0.7 million consisted of various prepaid and fixed assets that have been impaired as a result of workforce reductions and project cancellations.
     Restructuring Reserves. We have periodically recorded restructuring charges in connection with our plans to reduce the cost structure of our business. These restructuring charges, which reflect management’s commitment to a termination or exit plan that will be completed within twelve months, require management’s judgment and may include severance benefits and costs for future lease commitments or excess facilities, net of estimated future sublease income. In determining the amount of the facility exit costs, we are required to estimate such factors as future vacancy rates, the time required to sublet properties and sublease rates. If the actual cost incurred exceeds the estimated cost, an additional charge to earnings will result. If the actual cost is less than the estimated cost, a reduction to restructuring charges will be recognized in the statement of operations. At October 1, 2005, we have estimated sublease income associated with vacated facilities of approximately $1.1 million. This estimate of sublease income is subject to change based on known real estate market conditions.
     During the first nine months of fiscal year 2005, we recorded restructuring charges, net of $9.6 million which included employee severance related costs of $9.1 million. In addition, we recorded facility exit costs of $1.5 million for three regional sales offices and revised the estimated time required to sublet certain other vacant properties. Contract cancellation costs were $1.0 million for third-party engineering development activities. Offsetting this expense was a reversal of prior severance expense of $2.0 million related to a change in estimated severance benefits as well as changes in the employee population expected to receive such benefits. Net headcount reductions related to the severance charge included approximately 192 individuals and involved most functions within the Company.
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
     During the quarter ended April 2, 2005, we changed our method of accounting for reporting changes in interim periods to liabilities resulting from changes in judgments or settlements related to uncertain tax positions. We had previously accounted for such changes in judgments and settlements as adjustments to the estimated annual effective rate. We changed our method to account for such changes in judgments and settlements as discrete items in the interim period of change. This discrete method recognizes the effect of any change in reserves only in the quarter of the change. The newly adopted accounting method is preferable in the circumstances because it better reflects our consolidated financial position and operations at the time of the change in our uncertain tax positions. As a result of the change in method, income tax benefit was increased by $4.8 million or $0.18 per common share for the three months ended April 2, 2005. If we had used the discrete method, income tax benefit would have decreased by $2.2 million for the three months ended October 2, 2004 and increased $2.1 million for the nine months ended October 2, 2004, as compared to the amounts previously reported as income tax benefit. Additionally, the amounts previously reported for basic and diluted net loss per share would have increased by $0.08 per common share for the three months ended October 2, 2004 and decreased by $0.08 per common share for the nine months ended October 2, 2004.
     Summary of Critical Estimates Included in Our Consolidated Results of Operations. The following table summarizes the expense (income) impact on our results of operations arising from our critical accounting estimates:

	Three months ended		Nine months ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
	(In millions)
Provision for product inventory write-downs	$0.7	$1.2	$4.7	$8.6
Provision for service inventory valuations	0.4	0.3	4.4	2.2
Provision for tax contingencies	(28.7)	(2.2)	(34.3)	(9.9)
Net recoveries of doubtful accounts receivable	—	(1.9)	(0.6)	(2.9)
Restructuring charges, net	(0.2)	5.4	9.6	11.3
Asset impairment charges	—	0.5	6.2	9.2

Total net expense (income) from critical accounting estimates	$(27.8)	$3.3	$(10.0)	$18.5

     New Accounting Pronouncements
     In September 2005, the FASB approved the consensus reached on the Emerging Issues Task Force Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty (“EITF 04-13”). The Issue’s objective is to provide guidance for identifying and accounting for purchases and sales of inventory between entities in the same line of business that are deemed nonmonetary transactions within the scope of Accounting Practice Bulletin No. 29, Accounting for Nonmonetary Transactions (“APB No. 29”) . EITF 04-13 also provides new disclosure requirements for inventory exchanges accounted for under EITF 04-13. This statement is effective for transactions completed in reporting periods beginning after March 15, 2006. The adoption of EITF No. 04-13 is not expected to have a material effect on our results of operations or financial position.
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
     In December 2004, the FASB issued FSP No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act (“AJCA”) of 2004 (“FSP 109-2”). The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a US taxpayer (repatriation provision), provided certain criteria are met. FSP 109-2 provides accounting and disclosure guidance for the repatriation provision. We do not currently plan to change our intention to permanently reinvest the undistributed earnings of our foreign subsidiaries. We do not expect the enactment of the AJCA to have a material effect on our consolidated financial position, results of operations or cash flows.
     In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). This Statement is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123(R) requires that compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The requirements of FAS 123(R) are effective for our fiscal year beginning January 1, 2006, as a result of the SEC’s recent decision to delay the effective date of FAS 123(R) by six months. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 regarding the Staff's interpretation of SFAS No. 123R. This interpretation provides the Staff’s views regarding interactions between SFAS No. 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The interpretive guidance is intended to assist companies in applying the provisions of SFAS No. 123R and investors and users of the financial statements in analyzing the information provided. We will follow the guidance prescribed in SAB No. 107 in connection with our adoption of SFAS No. 123R. We are currently evaluating the requirements of SFAS 123(R) and have not yet fully determined the effect on our consolidated financial statements. The stock-based employee compensation expense presented in our pro forma financial results required to be disclosed under the current SFAS 123 was $1.0 million and $3.6 million for the three and nine months ended October 1, 2005, respectively, and $3.0 million and $11.6 million for the three and nine months ended October 2, 2004, respectively.
     In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets (“SFAS No. 153”). This statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. This statement is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material effect on our results of operations or financial position.
     In November 2004, the FASB issued SFAS No. 151, Inventory Costs (“SFAS No. 151”). This statement amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This statement is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a material effect on our results of operations or financial position.
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
We earn a substantial portion of our revenue for each quarter in the last month of each quarter, which reduces our ability to accurately predict our quarterly results and increases the risk that we will be unable to achieve our goals
     We have derived and expect to continue to derive a substantial portion of our revenue in the last month of each quarter, with such revenue frequently concentrated in the last two weeks of the quarter, which reduces our ability to accurately predict our quarterly results and increases the risk that we may not achieve our financial and other goals. Due to this end-of-quarter buying pattern, we traditionally have not been able, and in the future may not be able to, predict our financial results for any quarter until very late in the quarter or at all. In addition, we may not achieve targeted revenue levels, either because expected sales do not occur in the anticipated quarter or because they occur at lower prices or on terms that are less favorable to us than anticipated. This end-of-quarter buying pattern also places pressure on our inventory, management and logistics systems. If predicted demand is substantially less than orders, there will be excess inventory, and if orders substantially exceed predicted demand, we may not be able to fulfill all orders received in the last few weeks of the quarter. In either case, our financial condition could be harmed.
We have a history of losses in recent years and may not operate profitably in the future
     We have experienced losses in recent years and may not achieve or sustain profitability in the future. We will need to either generate higher revenue or reduce our costs to achieve and maintain profitability. We may not be able to generate higher revenue or reduce our costs, and, if we do achieve profitability, we may not be able to achieve, sustain or increase our profitability over subsequent periods. Our revenue has been negatively affected by uncertain economic conditions worldwide, which has increased price and technological competition for most of our products, as well as resulted in longer selling cycles. If uncertain worldwide economic conditions continue for an extended period of time, our ability to maintain and increase our revenue may be significantly limited. In addition, while we continue to implement cost reduction plans designed to decrease our expenses, including reductions in the size of our workforce, we will continue to have large fixed expenses and expect to continue to incur significant sales and marketing, product development, customer support and service and other expenses. Our additional cost-cutting efforts may result in the recording of additional financial charges, such as workforce reduction costs, facilities reduction costs, asset write downs and contractual settlements. Further, our recently announced reduction of 30% of our total headcount at the end of the first quarter of fiscal year 2005 may impair our ability to realize our current or future business objectives. Costs incurred in connection with our cost-cutting efforts may be higher than the estimated costs of such actions and may not lead to anticipated cost savings. As a result, our cost-cutting efforts may not result in a return to profitability.

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
We continue to introduce new products, and if our customers delay product purchases or choose alternative solutions, our revenue could decline, we may incur excess and obsolete inventory charges, and our financial condition could be harmed
     We have recently introduced new versions of our entire product portfolio, including introducing our new core router in the first quarter of fiscal year 2005. Among the risks associated with the introduction of new products are delays in development or manufacturing, failure to accurately predict customer demand, effective management of new and discontinued product inventory levels, and risks associated with customer qualification and evaluation of new products. Many of our customers may initially require additional time to evaluate our new products, extending the sales cycle, or may choose alternative solutions. In addition, sales of our existing products could decline as customers await the release of our new products and, as a result, we could be exposed to an increased risk of excess quantities of slow moving product or inventory obsolescence. If customers defer purchasing decisions or choose alternative solutions in connection with our new product introductions, our revenue could decline and our financial condition could be harmed.
We have experienced changes in our senior management and our current management team has been together for only a limited time, which could harm our business and operations
     Since August 2001, there have been numerous changes in our senior management team. Most recently, in April 2005, our Executive Vice President of Worldwide Sales and Service was terminated and we appointed a Vice President of Worldwide Sales and Service. Also, in February of 2005 our President assumed the position of Chief Executive Officer and our Chief Executive Officer assumed the position of Executive Chairman. Because of these changes, our current management team has not worked together for a significant length of time and may not be able to work together effectively to successfully develop and implement business strategies. In addition, as a result of these management changes, management will need to devote significant attention and resources to preserve and strengthen relationships with employees and customers. If our management team is unable to develop successful business strategies, achieve our business objectives, or maintain positive relationships with employees and customers, our ability to grow our business and successfully meet operational challenges could be impaired.
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
     Additional capital, if required, may not be available on acceptable terms, or at all. If we are unable to obtain additional capital when needed or reduce our expenses, it is likely that our product development and marketing efforts will be restricted, which would harm our ability to develop new and enhanced products, expand our distribution relationships and customer base, and grow our business. This could adversely impact our competitive position and cause our revenue to decline. To the extent that we raise additional capital through the sale of equity or convertible debt securities, existing stockholders may suffer dilution. Also, these securities may provide the holders with rights, privileges and preferences senior to those of common stockholders. If we raise additional capital through the sale of debt securities, the terms of the debt could impose restrictions on our operations.
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
     If we fail to maintain our listing on the New York Stock Exchange, or other public securities exchange, the price and liquidity of our common stock may decline
     The New York Stock Exchange (“NYSE”) has several quantitative criteria for maintaining continued listing of common stock on the exchange, including a requirement that the price per share as well as the 30-day average closing price per share must be no less than $1.00. On May 9, 2005, we received a notice from the New York Stock Exchange that our continued listing was under review due to a failure to comply with the requirement. We had six months from receipt of the New York Stock Exchange notice to cure the deficiency, and we responded to the NYSE expressing our intent to do so and maintain our listing. Among the actions available to us was effecting a reverse stock split, which was contingent on stockholder approval at a special meeting called for this purpose. At a special meeting held on October 24, 2005, the stockholders approved an amendment to our Certificate of Incorporation that effected a one-for-eight reverse split of our common stock. This reverse stock split was effective as of the October 28, 2005. Our closing price per share on November 3, 2005 was above $10.00.
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
We depend upon a limited number of contract manufacturers for substantially all of our manufacturing requirements, and the loss of either of our primary contract manufacturers would impair our ability to meet the demands of our customers
     We do not have internal manufacturing capabilities. We outsource most of our manufacturing to two companies, Flextronics International, Ltd. and Accton Technology Corporation, which procure material on our behalf and provide comprehensive manufacturing services, including assembly, test, control and shipment to our customers. Our agreement with Flextronics expired in February 2002 and, since that time, we have been operating under an informal extension of the expired contract while negotiating a new agreement with Flextronics. Our agreement with Accton renews for successive one year periods unless earlier terminated by either party upon ninety days’ notice prior to the expiration of the then current term of the contract. If we experience increased demand for our products, we will need to increase our manufacturing capacity with Flextronics and Accton or add additional contract manufacturers. Flextronics and Accton also build products for other companies, and we cannot be certain that they will always have sufficient quantities of inventory and capacity available or that they will allocate their internal resources to fulfill our requirements. Further, qualifying a new contract manufacturer and commencing volume production is expensive and time consuming. The loss of our existing contract manufacturers, the failure of our existing contract manufacturers to satisfy their contractual obligations to us or our failure to timely qualify a new contract manufacturer to meet anticipated demand increases could result in a significant interruption in the supply of our products. In this event, we could lose revenue and damage our customer relationships. In addition, our business interruption insurance contains standard limitations and, as a result of these limitations, may not adequately cover damages we incur in the event of a supply interruption.
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
     In addition, because our contract manufacturers produce our products based on forward-looking demand projections that we supply to them, we may be unable to respond quickly to sudden changes in demand. With respect to sudden increases in demand, we may be unable to satisfy this demand with our products, thereby forfeiting revenue opportunities and damaging our customer relationships, and with respect to sudden decreases in demand, we may find ourselves with excess inventory, which could expose us to high manufacturing costs compared to our revenue in a financial quarter and increased risks of inventory obsolescence. These factors contributed to provisions for inventory write-downs and valuations of $9.1 million and $10.8 million for the first nine months of fiscal year 2005 and fiscal year 2004, respectively.
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
Other Risks Related To Our Business
Our significant sales outside North America subject us to increasing foreign political and economic risks, including foreign currency fluctuations
     Our sales to customers outside of North America accounted for approximately 51.3% and 51.2% of our revenue for the first nine months of fiscal year 2005 and fiscal year 2004, respectively. We are seeking to expand partners as well as through strategic relationships in international markets. Consequently, we anticipate that sales outside of North America will continue to account for a significant portion of our revenue in future periods.
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
The limitations of our director and officer liability insurance may materially harm our financial condition
     Our director and officer liability insurance for the period during which events related to certain previously disclosed and settled securities class action lawsuits against us and certain of our current and former officers and directors are alleged to have occurred, provides only limited liability protection. If these policies do not adequately cover expenses and certain liabilities relating to these lawsuits, our financial condition could be materially harmed. Our certificate of incorporation provides that we will indemnify and advance expenses to our directors and officers to the maximum extent permitted by Delaware law. The indemnification covers any expenses and liabilities reasonably incurred by a person, by reason of the fact that such person is or was or has agreed to be a director or officer, in connection with the investigation, defense and settlement of any threatened, pending or completed action, suit, proceeding or claim. During the first nine months of fiscal year 2005, we incurred $2.4 million in legal expenses as a result of our obligation to indemnify these officers and directors. During the first nine months of fiscal year 2004, we incurred a $2.4 million charge for these legal expenses. We are currently engaged in legal proceedings against certain of our insurers to recover these and other expenses and costs incurred by us in connection with related litigation matters, claims, and proceedings.

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
     In April 2002, our Board of Directors adopted a stockholder rights plan pursuant to which we paid a dividend of one right for each share of common stock held by stockholders of record on June 11, 2002. As a result of the plan, our acquisition by a party not approved by our Board of Directors could be prohibitively expensive. This plan is designed to protect stockholders from attempts to acquire us while our stock price is inappropriately low or on terms or through tactics that could deny all stockholders the opportunity to realize the full value of their investment. Under the plan, each right initially represents the right, under certain circumstances, to purchase 1/1,000 of a share of a new series of our preferred stock at an exercise price of $160 per share. Initially the rights will not be exercisable and will trade with our common stock. If a person or group acquires beneficial ownership of 15% or more of the then outstanding shares of our common stock or announces a tender or exchange offer that would result in such person or group owning 15% or more of our then outstanding common stock, each right would entitle its holder (other than the holder or group which acquired 15% or more of our common stock) to purchase shares of our common stock having a market value of two times the exercise price of the right. Our Board of Directors may redeem the rights at the redemption price of $.01 per right, subject to adjustment, at any time prior to the earlier of June 11, 2012, the expiration date of the rights, or the date of distribution of the rights, as determined under the plan.
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
     Foreign Currency Exchange Risk. Due to our global operating and financial activities, we are exposed to changes in foreign currency exchange rates. At October 1, 2005, we had net asset exposures to the Euro, Australian Dollar, Japanese Yen and Brazilian Real. These exposures may change over time as business practices evolve and could materially harm our financial results and cash flows.
     To minimize the potential adverse impact of changes in foreign currency exchange rates, we, at times, have used foreign currency forward and option contracts to hedge the currency risk inherent in our global operations. We do not use financial instruments for trading or other speculative purposes, nor do we use leveraged financial instruments. Gains and losses on these contracts are largely offset by gains and losses on the underlying assets and liabilities. We had no foreign exchange forward or option contracts outstanding at October 1, 2005.
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
     In February 2005, we entered into an agreement in principle to settle this litigation which is subject to approval by the Court and does not reflect any admission of wrongdoing. If finally approved, the settlement would result in the dismissal and release of all claims and, under the financial terms of the settlement, we would pay $10.5 million in cash in addition to ongoing defense costs of approximately $1.1 million in connection with the litigation, the majority of which will offset by approximately $11.0 million in cash proceeds from certain of our insurers. During the first nine months of fiscal year 2005, we received $1.1 million of these insurance proceeds from one of our insurers. An additional sum of approximately $9.9 million has been deposited into an escrow by another insurer and will be used to fund the settlement if and when the final court approval of the settlement is received.
Item 5. Other Information
     On May 9, 2005, we received a notice from the New York Stock Exchange (the “NYSE”) indicating that we were below one criterion for the NYSE’s continued listing standard requiring the average closing price of a security be not less than $1.00 over a consecutive thirty-day trading period. In accordance with the rules of the exchange, we responded to the NYSE expressing our intent to cure this deficiency and maintain our listing. On October 28, 2005, we effected a one-for-eight reverse split of our common stock. This reverse stock split was effective as of October 28, 2005. Our closing price per share on November 3, 2005 was above $10.00.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits:
3.1	Amended and Restated Certificate of Incorporation

3.2	Certificate of Amendment to Certificate of Incorporation

3.3	Amended and Restated By-laws

10.1	Amendment to 2005 Enterasys Performance Incentive Plan

31.1	Certification of Mark Aslett under Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Richard S. Haak, Jr. under Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Mark Aslett under Section 906 of the Sarbanes-Oxley Act.*

32.2	Certification of Richard S. Haak, Jr. under Section 906 of the Sarbanes-Oxley Act.*

*	The certifications under section 906 are being “furnished” hereunder and shall not be deemed “filed” for purposes of section 18 of the Securities Exchange Act of 1934
(b) Reports on Form 8-K:
We filed a current report on Form 8-K on August 9, 2005 to announce the Board of Directors’ approval of an amendment to the 2005 Enterasys Performance Incentive Plan.
We filed a current report on Form 8-K on September 1, 2005 to announce that the Joint Committee on Taxation had approved a previously announced federal tax refund of $47,500,000.
We filed a current report on Form 8-K on September 13, 2005 to announce the Board of Directors’ approval of an amendment to our by-laws.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENTERASYS NETWORKS, INC.
/s/ Mark Aslett
Date: November 9, 2005	By:	Mark Aslett
President & Chief Executive Officer

ENTERASYS NETWORKS, INC.
	By:	/s/ Richard S. Haak, Jr.
Date: November 9, 2005		Richard S. Haak, Jr.
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX
3.1	Amended and Restated Certificate of Incorporation

3.2	Certificate of Amendment to Certificate of Incorporation

3.3	Amended and Restated By-laws

10.1	Amendment to 2005 Enterasys Performance Incentive Plan

31.1	Certification of Mark Aslett under Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Richard S. Haak, Jr. under Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Mark Aslett under Section 906 of the Sarbanes-Oxley Act.*

32.2	Certification of Richard S. Haak, Jr. under Section 906 of the Sarbanes-Oxley Act.*

*	The certifications under section 906 are being “furnished” hereunder and shall not be deemed “filed” for purposes of section 18 of the Securities Exchange Act of 1934.